Form 10QSB
period 2002-06-30
ACCESS NATIONAL CORP
filed 2002-08-14
CIK 1176316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number: 000-49929


                           ACCESS NATIONAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

  Organized under the laws of the United States           82-0545425
  ---------------------------------------------           ----------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification Number)

          14006 Lee Jackson Memorial Highway, Chantilly, Virginia 20151
          -------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (703) 871-2100
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X     No
                                      ---      ---


Common Stock $5.00 par value                      Outstanding at August 13, 2002
----------------------------                      ------------------------------
         (Class)                                         1,170,000 shares

                              ACCESS NATIONAL BANK

                                   FORM 10-QSB


                                      INDEX

PART I    FINANCIAL INFORMATION
------    ---------------------

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets                                           Page 3
          June 30, 2002 and December 31, 2001

          Consolidated Statements of Income                                     Page 4
          Three months ended June 30, 2002 and 2001

          Consolidated Statements of Income                                     Page 5
          Six months ended June 30, 2002 and 2001

          Consolidated Statements of Changes in Shareholders Equity             Page 6
          Six months ended June 30, 2002 and 2001

          Consolidated Statements of Cash Flows                                 Page 7
          Six months ended June 30, 2002 and 2001

          Notes to Interim Consolidated Financial Statements                    Page 8

Item 2.   Management's Discussion and Analysis of                               Page 13
          Financial Condition and Results of Operations

PART II   OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings                                                     Page 15
Item 2.   Changes in Securities and Use of Proceeds                             Page 15
Item 3.   Default Upon Senior Securities                                        Page 15
Item 4.   Submission of Matters to a Vote of Security Holders                   Page 15
Item 5.   Other Information                                                     Page 15
Item 6.   Exhibits and Reports on Form 8-K                                      Page 19

Signatures                                                                      Page 20

                   ACCESS NATIONAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30,        December 31,
ASSETS                                                                                          2002              2001
                                                                                            (unaudited)

            Cash and due from banks                                                        $   5,449,401     $   2,988,744

            Interest bearing balances                                                          9,862,845         9,292,508

            Federal funds sold                                                                    53,000           596,000

            Securities available for sale, at fair value                                       9,182,910        10,582,376

            Loans held for investment,
            net of allowance for loan losses of $1,331,802 and $1,192,202 respectively        84,391,905        67,543,928

            Loans held for sale                                                               42,960,699        38,615,025

            Premises and equipment                                                               575,962           639,892

            Other assets                                                                       2,890,210         1,810,519
                                                                                           -------------     -------------
              Total assets                                                                 $ 155,366,932     $ 132,068,992
                                                                                           =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits
            Non-interest bearing deposits                                                  $  39,565,705     $  25,145,348

            Interest bearing deposits                                                         78,221,786        79,730,358
                                                                                           -------------     -------------
              Total deposits                                                               $ 117,787,491     $ 104,875,706

   Other liabilities
            Other borrowings                                                               $  21,562,827     $  14,872,375

            Other liabilities                                                                  1,745,809         1,855,668
                                                                                           -------------     -------------
              Total other liabilities                                                      $ 141,096,127     $ 121,603,749

SHAREHOLDERS' EQUITY
            Common stock $5.00 par value; 10,000,000 authorized; 1,170,000 shares;
              issued and outstanding in 2002 and 1,000,000 shares in 2001                  $   5,850,000     $   5,000,000

            Surplus                                                                            7,148,273         5,000,000

            Accumulated other comprehensive income (loss)                                         10,355           (39,495)

            Retained earnings                                                                  1,262,177           504,738
                                                                                           -------------     -------------
              Total shareholders' equity                                                   $  14,270,805     $  10,465,243
                                                                                           -------------     -------------
              Total liabilities and shareholders' equity                                   $ 155,366,932     $ 132,068,992
                                                                                           =============     =============

            See notes to interim consolidated financial statements

                   ACCESS NATIONAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                          Three           Three
(unaudited)                                                            Months Ended    Months Ended
---------------------------------------------------------------------------------------------------
                                                                         June 30,        June 30,
                                                                           2002            2001
INTEREST INCOME
          Interest and fees on loans                                    $1,823,832     $1,385,070

          Interest on federal funds sold & bank balances                    32,269        111,592

          Interest on securities                                           113,202         93,020
                                                                        ----------     ----------
                              Total interest income                     $1,969,303     $1,589,682

INTEREST EXPENSE
          Interest on deposits                                          $  796,263     $  707,813

          Interest on other borrowings                                      26,645        227,891
                                                                        ----------     ----------
                              Total interest expense                    $  822,908     $  935,704
                                                                        ----------     ----------
                              Net interest income                       $1,146,395     $  653,978

Provision for loan losses                                                   91,600        201,000
                                                                        ----------     ----------
Net interest income after provision for loan losses                     $1,054,795     $  452,978

NON-INTEREST INCOME
          Service charges and fees                                      $   88,907     $  119,344

          Income & fees on loans held for sale                           3,731,589     $2,602,733
                                                                        ----------     ----------
                              Total non-interest income                 $3,820,496     $2,722,077
NON-INTEREST EXPENSE
          Salaries and benefits                                         $2,830,915     $1,788,503

          Occupancy and equipment                                          286,791        153,401

          Other operating expense                                        1,124,799        966,923
                                                                        ----------     ----------
                              Total non-interest expense                $4,242,505     $2,908,827
                                                                        ----------     ----------
Income before income tax                                                $  632,786     $  266,228

Income tax expense                                                         193,525        122,685
                                                                        ----------     ----------
Net income                                                              $  439,261     $  143,543
                                                                        ==========     ==========

Basic Earnings per common share                                         $     0.42     $     0.14
Weighted  average common shares outstanding                              1,056,758      1,000,000
Diluted earnings per common share                                       $     0.37     $     0.13
Weighted  average common shares outstanding                              1,201,183      1,074,930

            See notes to interim consolidated financial statements

                   ACCESS NATIONAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


(unaudited)                                                 Six Months Ended    Six Months Ended
------------------------------------------------------------------------------------------------
                                                                 June 30,           June 30,
                                                                   2002               2001

INTEREST INCOME
         Interest and fees on loans                             $3,575,009         $2,441,963

         Interest on federal funds sold & bank balances            104,959            172,894

         Interest on securities                                    195,269            173,207
                                                                ----------         ----------
                             Total interest income              $3,875,237         $2,788,064

INTEREST EXPENSE
         Interest on deposits                                   $1,671,342         $1,227,616

         Interest on other borrowings                              142,694            304,649
                                                                ----------         ----------
                             Total interest expense             $1,814,036         $1,532,265
                                                                ----------         ----------
                             Net interest income                $2,061,201         $1,255,799

Provision for loan losses                                          124,600            294,000
                                                                ----------         ----------
Net interest income after provision for loan losses             $1,936,601         $  961,799

NON-INTEREST INCOME
         Service charges and fees                               $  151,196         $  164,167

         Income & fees on loans held for sale                    6,587,405         $4,614,695
                                                                ----------         ----------
                             Total non-interest income          $6,738,601         $4,778,862
NON-INTEREST EXPENSE
         Salaries and benefits                                  $5,029,133         $3,236,013

         Occupancy and equipment                                   523,507            282,493

         Other operating expense                                 2,057,890          1,565,207
                                                                ----------         ----------
                             Total non-interest expense         $7,610,530         $5,083,713
                                                                ----------         ----------
Income before income tax                                        $1,064,672         $  656,948

Income tax expense                                                 307,233            233,529
                                                                ----------         ----------
Net income                                                      $  757,439         $  423,419
                                                                ==========         ==========

Basic earnings  per common share                                $     0.74         $     0.42
Weighted  average common shares outstanding                      1,028,000          1,000,000
Diluted earnings per share                                      $     0.65         $     0.39
Weighted  average common shares outstanding                      1,173,330          1,060,340

             See notes to interim consolidated financial statements

                    ACCESS NATIONAL CORPORATION AND SUBSIDIARY
                   STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
                     For the Six Months Ended June 30, 2002
                                   (unaudited)

                                                                                   Accumulated
                                                                                      Other
                                     Common                        Retained       Comprehensive     Comprehensive
                                     Stock          Surplus        Earnings           Income            Income           Total



Balance, December 31, 2001         $5,000,000     $ 5,000,000     $  504,738         $(39,495)                         $10,465,243

Comprehensive income:

Net income                                  -               -        757,439                -          $ 757,439           757,439

Other comprehensive income,

Unrealized gains on
AFS securities                              -               -              -           49,850             49,850            49,850
                                                                                                  ----------------
                                                                                                       $ 807,289
                                                                                                  ================
Common stock issued                   850,000       2,148,273              -                -                          $ 2,998,273
                                 -------------------------------------------------------------                        --------------
                                   $5,850,000     $ 7,148,273     $1,262,177         $ 10,355                          $14,270,805
                                 =============================================================                        ==============


                    ACCESS NATIONAL CORPORATION AND SUBSIDIARY
                   STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
                     For the Six Months Ended June 30, 2001

                                                                                   Accumulated
                                                                                      Other
                                     Common                        Retained       Comprehensive     Comprehensive
                                     Stock          Surplus        Earnings           Income            Income           Total



Balance, December 31, 2000         $5,000,000     $ 5,000,000     $ (382,405)        $ 13,065                          $ 9,630,660

Comprehensive income:

Net income                                  -               -        423,419                -          $ 423,419           423,419

Other comprehensive income,

Unrealized gains on
AFS securities                              -               -              -          (26,892)           (26,892)          (26,892)
                                                                                                  ----------------
                                                                                                       $ 396,527
                                                                                                  ================

                                 -------------------------------------------------------------                        --------------
                                   $5,000,000     $ 5,000,000     $   41,014         $(13,827)                         $10,027,187
                                 =============================================================                        ==============


             See notes to interim consolidated financial statements

                   ACCESS NATIONAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Six                 Six
(unaudited)                                                                             months ended        months ended
-------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30             June 30
                                                                                            2002                2001
CASH FLOWS FROM OPERATING ACTIVITIES
             Net income                                                                 $    757,438        $    423,419

             Adjustments to reconcile net income to net cash (used in) operating activities:
               Provision for loan losses                                                     124,600             294,000
               Net amortization (accretion) on securities                                      6,498             (25,945)
               Depreciation and amortization                                                 101,738              59,945
               Changes in assets and Liabilities
                 (Increase) in loans held for sale                                        (4,345,674)        (17,551,213)
                 (Increase) in other assets                                               (1,054,488)           (480,039)
                 Increase (Decrease) in other liabilities                                   (112,459)            301,935
                                                                                        ------------        ------------
                   Net cash (used in) operating activities                                (4,522,347)        (16,977,898)
                                                                                        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Proceeds from maturities and calls of securities available for sale           7,000,000           7,250,000
             Purchases of securities available for sale                                   (5,531,503)        (11,457,487)
             Decrease in federal funds sold and interest bearing balances                    543,000           4,940,000
             Net increase in loans                                                       (16,969,977)        (15,482,518)
             Purchases of premises and equipment                                             (88,689)            (83,201)
                                                                                        ------------        ------------
                   Net cash (used in) investing activities                               (15,047,169)        (14,833,206)
                                                                                        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
             Net increase in noninterest-bearing deposits                                 14,420,357          10,831,526
             Net (decrease) increase in interest-bearing deposits                         (1,508,572)         23,149,775
             Increase (decrease) in securities sold under agreement to repurchase           (415,203)            818,885
             Net increase in short-term borrowings                                         7,105,655           6,424,028
             Proceeds for sale of stock                                                    2,998,273                   -
                                                                                        ------------        ------------
                   Net cash provided by financing activities                              22,600,510          41,224,214
                                                                                        ------------        ------------

                   Increase in cash and cash equivalents                                   3,030,994           9,413,110

CASH AND CASH EQUIVALENTS
             Beginning                                                                    12,281,252           2,271,479

                                                                                        ------------        ------------
             Ending                                                                     $ 15,312,246        $ 11,684,589
                                                                                        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
             Cash payments for interest                                                 $  1,784,800        $  1,625,455

             Cash payments for income taxes                                             $    450,997        $    185,987

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
             Unrealized gain (loss) on securities available for sale                    $    (75,529)       $     26,892

             See notes to interim consolidated financial statements

                           ACCESS NATIONAL CORPORATION
               Notes to Interim Consolidated Financial Statements
                                   (unaudited)


NOTE 1 - COMMENCEMENT OF OPERATIONS

        Access National Corporation, (the "Corporation" was organized April 17, 2002 under the laws of Virginia to operate as a bank holding company. Effective June 15, 2002, pursuant to an Agreement and Plan of Reorganization dated April 18, 2002 (the Agreement) between the Corporation and Access National Bank (the "Bank") and approved by the shareholders of the Bank at its annual meeting held on May 16, 2002, the Corporation acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. Under the terms of the Agreement, the shares of the Bank's common stock were exchanged for shares of the Corporation on a one-for-one basis.

        Access National Bank, (the "Bank") was organized under federal law as a national banking corporation to engage in a general banking business to serve the communities in and around Northern Virginia. In a common stock offering beginning on August 2, 1999 through November 30, 1999, the Bank sold 90,000 shares of its common stock, par value $50.00 per share, at $100.00 per share. The Bank received approval from the Comptroller of the Currency to operate as a national bank and received approval by Federal Deposit Insurance Corporation for insurance of its deposits. Access National Bank opened for business on December1, 1999 at 14006 Lee-Jackson Memorial Highway in Chantilly, Virginia. Access National Bank specializes in providing banking solutions and services to small and medium sized businesses, professionals, and associated individuals.

        On December 1,1999, the Bank acquired Access National Mortgage Corporation, the formerly known as Mortgage Investment Corporation. The Bank issued 10,000 shares of its common stock in exchange for all of the shares of common stock of Mortgage Investment Corporation. Access National Mortgage Corporation is headquartered in Vienna, Virginia. Access National Mortgage Corporation specializes in the origination of conforming and non-conforming residential mortgages primarily in the greater Washington, D.C. Metropolitan Area. Access National Mortgage Corporation has established offices throughout Virginia, in Roanoke, Richmond, Fairfax, and Newport News. Offices outside the state of Virginia include, Westminster, Crofton, and Owings Mills, Maryland, Hollywood, Florida, and Chicago, Illinois.

        On June 15, 2001, the Bank declared a 10 for 1 stock split characterized as a stock dividend increasing the shares of outstanding stock from 100,000 to 1,000,000.

        On April 10, 2002 the Bank acquired Access National Leasing, formerly known as Commercial Finance Corporation. The Bank issued 7,500 shares of its common stock in exchange for all of the shares of common stock of Commercial Finance Corporation. Access National Leasing is headquartered in Chantilly, Virginia and specializes in commercial equipment and electronics.

NOTE 2 - BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the Corporation's audited financial statements and the notes thereto as of December 31, 2001, included in the Corporation's Annual Report for the fiscal year ended December 31, 2001.

NOTE 3 - SECURITIES

The amortized cost and fair values of securities (in thousands) available for sale as of June 30, 2002 are as follows:

                                                                  Gross           Gross
                                                 Amortized      Unrealized      Unrealized        Fair
                                                    Cost          Gains           Losses          Value
                                                    ----          -----           ------          -----
U.S. Treasury securities                           $ 1,664      $      -          $     18      $  1,646
U.S. Government agencies                             5,993            34                 -         6,027
Other equity securities                              1,509             -                 -         1,509
                                                ---------------------------------------------------------
  Total Securities                                 $ 9,166      $      -          $     16      $  9,182
                                                =========================================================


The amortized cost and fair values of securities (in thousands) available for sale as of December 31, 2001 are as follows:

                                                                  Gross           Gross
                                                 Amortized      Unrealized      Unrealized        Fair
                                                    Cost          Gains           Losses          Value
                                                    ----          -----           ------          -----
U.S. Treasury securities                           $ 1,673      $      -          $     57      $  1,615
U.S. Government agencies                             8,499             -                 3         8,497
Other equity securities                                470             -                 -           470
                                                ---------------------------------------------------------
  Total Securities                                 $10,642      $      -          $     60      $ 10,582
                                                =========================================================

                           ACCESS NATIONAL CORPORATION
               Notes to Interim Consolidated Financial Statements
                                   (unaudited)

NOTE 4 - LOANS

The Corporation's loan portfolio (in thousands) is composed of the following:

                                   June 30, 2002   December 31, 2001
                                   -------------   -----------------
Real estate construction               $12,854         $10,821
Residential                             14,086          11,526
Non residential                         33,348          26,184
Home equity                             12,079           9,198
                                       -------         -------
  Total real estate mortgage           $72,367         $57,729

Commercial                              12,862           9,115

Consumer                                   780           2,163
                                       -------         -------
  Total gross loans                    $86,009         $69,007
Less:
     Unearned interest                     285             271
     Allowance for loan losses           1,332           1,192
                                       -------         -------
  Total net loans                      $84,392         $67,544
                                       =======         =======

                           ACCESS NATIONAL CORPORATION
               Notes to Interim Consolidated Financial Statements
                                   (unaudited)


NOTE 5 - STOCK OPTION PLAN

The Corporation's 1999 Stock Option Plan (the Option Plan) was adopted by the organizing directors of the Corporation on November 11, 1999 and approved by shareholders at the November 1999 Shareholders Meeting. The Option Plan makes available 150,030 shares (adjusted for 10 for 1 stock split) of common stock for awards to directors and executive officers and employees of the Corporation and any subsidiaries in the form of stock options or warrants. At June 30, 2002, options to acquire 132,687 shares (options for 174,938 shares are subject to immediate exercise) have been awarded under the Option Plan.

                           ACCESS NATIONAL CORPORATION

       ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the "Corporation") for the three months and six months ended June 30, 2002 and 2001. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

CRITICAL ACCOUNTING POLICIES

General

        The Corporation's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Actual losses could differ significantly from the historical factors that we monitor. Additionally, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

        The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principals of accounting: (i) SFAS 5 Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation considers among other factors, the estimated market value of the underlying collateral, and current economic conditions.

FINANCIAL CONDITION (JUNE 30, 2002 COMPARED TO DECEMBER 31, 2001)

        Total assets increased from $132 million at December 31, 2001 to $155 million at June 30, 2002 an increase of $23 million. The increase in total assets is attributable to an increase in loans held for investment and loans held for sale. Total loans held for held for investment, net of allowances for loan losses, increased $16.8 million, from $67.5 million to $84.3 million. Total loans held for sale increased $4.3 million from $38.6 million at December 31 to $42.9 million at June 30, 2002. Investment securities decreased $1.4 million as a result of called securities. Deposits totaled $117.7 million at June 30, 2002 as compared to

$104.8 million at December 31, 2001, an increase of $12.9 million. Other borrowed funds increased $6.6 million from $14.8 million at December 31, 2001 to $21.5 million at June 30, 2002.

SECURITIES

        The Corporation's securities portfolio is comprised of U.S. Treasury securities and U.S. Government Agency securities. At June 30, 2002 the securities portfolio totaled $9.1 million and were classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of stockholders' equity. The Corporation's securities classified as available for sale had an unrealized gain net of deferred taxes of $10 thousand on June 30, 2002.

LOANS

        The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans

The following table summarizes the Corporation's loan portfolio as of June 30, 2002.

                                                       Percent of
                                    June 30, 2002         Total
                                    -------------         -----
Real estate - construction             $12,854                15%
Real estate - residential               14,086                16%
Real estate - non residential           33,348                39%
Home equity                             12,079                14%
Commercial                              12,862                15%
Consumer                                   780                 1%
                                       -------           -------
                                       $86,009               100%
                                       =======           =======

ALLOWANCE FOR LOAN LOSSES

        An analysis of the Corporation's allowance for loan losses as of and for the period indicated is set forth in the following table:

Balance as of December 31, 2001                   $  1,192
  Charge-offs                                            -
  Recoveries                                            15
  Provision                                            125
                                                  --------
Balance as of June 30, 2002                       $  1,332
                                                  ========

NONPERFORMING LOANS AND PAST DUE LOANS


        At June 30, 2002 there were no loans past due 90 days or more and there were no loans on which the accrual of interest had been discontinued.

DEPOSITS

        Deposits represent the primary funding source of the Corporation. At June 30, 2002, deposits totaled $117.7 million compared to $104.8 million at December 31, 2001. Non interest bearing accounts totaled $39.5 million at June 30, 2002 representing an increase of $12.9 million from December 31, 2001.

CAPITAL RESOURCES

        Total shareholders' equity was $10.7 million, or 8.4% of total assets, at June 30, 2002. Total shareholders equity increased $3.8 million from December 31, 2001. The growth in stockholders' equity is attributable to the Bank's successful stock offering which raised approximately $3 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

        General. Pretax income for the three months ended June 30, 2002 was approximately $633 thousand representing an increase of over 137% when compared to the corresponding period of 2001. Net income for the second quarter of 2002 was $439 thousand up from $144 thousand which represents and increase of 206% over the second quarter of 2001. Basic earnings per common share for the second quarter increased from $.14 in 2001 to $.42 in 2002. Diluted earnings per share increased from $.13 to $.37.

        Net Interest Income. Net interest income increased by $492 thousand in the second quarter of 2002 when compared to the second quarter of 2001. This increase is due primarily to growth in the average balances of earning assets resulting from the overall growth of the Corporation. Interest and fees on loans increased by $439 thousand to $1.9 million for the three month period ended June 30, 2002. Interest expense decreased by $113 thousand from $936 thousand in 2001 to $823 thousand in 2002.

        Non-Interest Income. Income & fees on loans held for sale increased approximately 43% in the second quarter of 2002 from $2.7 million in June 2001 to $3.7 million in 2002. Service charges and fees totaled $89 thousand for the three month period ended June 30, 2002 compared with $119 thousand in the same period of 2001.

        Non-Interest Expense. For the three month period ended June 30, 2002, non-interest expense totaled $4.2 million, up 45.8% over the same period of 2001. The majority of the increase in expenses is related to salaries and benefits associated with the expansion of the mortgage subsidiary and of Access National Leasing.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

        General. Pretax income for the six months ended June 30, 2002 was approximately $1.1 million representing an increase of 62% when compared to the corresponding period of 2001. Net income for the first six months of 2002 was $757 thousand up from $423 thousand which represents and increase of 79% over the same period of 2001. Basic earnings per common share for the first six months increased from $.42 in 2001 to $.74 in 2002. Diluted earnings per share increased from $.39 to $.65

        Net Interest Income. Net interest income increased by $805 thousand in the first six months of 2002 when compared to the same period of 2001. This increase is due primarily to growth in the average balances of earning assets resulting from the overall growth of the Corporation. Interest and fees on loans increased by $1.1 million to $3.8 million for the six month period ended June 30, 2002. Interest expense increased by $282 thousand from $1.5 million in 2001 to $1.8 million in 2002.

        Non-Interest Income. Income & fees on loans held for sale increased approximately 43% in the first six months of 2002 from $4.6 million in June 2001 to $6.5 million in 2002. Service charges and fees totaled $151 thousand for the six month period ended June 30, 2002 compared with $164 thousand in the same period of 2001.

        Non-Interest Expense. For the six month period ended June 30, 2002, non-interest expense totaled $7.6 million, up 49.7% over the same period of 2001. The majority of the increase in expenses is related to salaries and benefits and other operating expenses associated with the expansion of the mortgage subsidiary and the addition of the leasing subsidiary in April.

PART II - OTHER INFORMATION

ITEM 1. LEGAL  PROCEEDINGS

        The Bank is not a party to any legal proceedings. There are no legal proceedings contemplated or threatened. From time to time the Bank may initiate legal actions against borrowers in connection with collecting defaulted loans. Such actions are not considered material by management unless otherwise disclosed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Access National Bank concluded a stock offering of its common stock to shareholders and employees on June 3. The offering became effective April 15, 2002. The offering was reviewed by the Office of the Comptroller of the Currency prior to becoming effective. The offering generated approximately $2.8 million in new capital. The proceeds will be used for general corporate purposes.

        As disclosed in the Offering Circular, the Bank has executed a Letter of Intent with an institutional investor for the placement of $4.0 million in Trust Preferred Securities. Among other conditions, the Letter of Intent is subject to the formation and approval of a bank holding company by the Bank's shareholders and the Federal Reserve Bank. Shareholder approval was obtained an the Bank's Annual Shareholder Meeting on May 16, 2002 and the application was approved by the Federal Reserve Bank. The holding company became effective June 15, 2002 and the share exchange with the Bank was consummated. The trust preferred securities offering was completed on July 30 and the proceeds went to the bank holding company for general corporate purposes, including equity contributions into the Bank to ensure it remains well capitalized.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An annual meeting of shareholders was held on May 16, 2002 at which, shareholders approved an Agreement and Plan of Reorganization providing for a share exchange of one share of the common stock of Access National Bank for one share of the common stock of Access National Corporation, a Virginia corporation formed to serve as the holding company for the bank.

        J. Randolph Babbitt, Michael W. Clarke, John W. Edgemond, James T. Jadlos, Thomas M. Kody, Jacques Rebibo and Robert C. Shoemaker were elected as Directors for a term of one year as Directors of the Bank. The initial directorship of Access National Corporation is identical to that of the Bank prior to the share exchange. However the Articles of Incorporation for Access National Corporation provides for staggered terms for each director.


ITEM 5. OTHER INFORMATION

A Form 8-K was filed with the SEC on July 18, 2002 detailing an Agreement and Plan of Reorganization dated April 18, 2002 between the registrant an Access National Bank that became effective June 15, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report.

                Exhibit #               Description
                ---------               -----------

                3.1 Articles of Association of Access National Bank-Incorporated by reference to Form 8-K filed with the SEC on July 18, 2002

                3.2 Bylaws of Access National Bank - Incorporated by reference to Form 8-K filed with the SEC on July 18, 2002

                4.0 Form of Common Stock Certificate of Access National Bank - Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

                10.1 Employment Letter Agreement between Access National Bank and Michael W. Clarke. Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

                10.2 Employment Letter Agreement between Access National Bank and Robert C. Shoemaker. Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

                10.3 Employment Letter Agreement between Access National Bank and Charles Wimer. Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K CONTINUED

                Exhibit #               Description
                ---------               -----------


                10.4 Access National Bank 199 Stock Option Plan - Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

                10.5 Lease agreement between Access National Bank and William J. Spencer and Blanca C. Spencer - Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

                10.6 Lease agreement between Access National Mortgage Corporation and WJG LLC - Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Certification of CEO/CFO under Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing.


                              ACCESS NATIONAL BANK




May 24, 2002  By /s/ MICHAEL W. CLARKE
                ----------------------   Michael W. Clarke
                                         President and Chief Executive Officer
                                         and Director



May 24, 2002  By /s/ CHARLES WIMER
                ----------------------   Charles Wimer, Executive Vice President
                                         and Chief Financial Officer