Form 10QSB
period 2002-09-30
ACCESS NATIONAL CORP
filed 2002-11-15
CIK 1176316

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-49929

ACCESS NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Organized under the laws of the United States	82-0545425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

14006 Lee Jackson Memorial Highway, Chantilly, Virginia 20151
(Address of principal executive office) (Zip Code)

(703) 871-2100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X                       No___

Common Stock $5.00 par value	Outstanding at November 13, 2002
(Class)	1,170,000 shares

ACCESS NATIONAL CORPORATION
FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets Sept. 30, 2002 and December 31, 2001	Page 3

	Consolidated Statements of Income Three months ended Sept. 30, 2002 and 2001	Page 4

	Consolidated Statements of Income Nine months ended Sept. 30, 2002 and 2001	Page 5

	Consolidated Statements of Shareholders’ Equity Nine months ended Sept. 30, 2002 and 2001	Page 6

	Consolidated Statements of Cash Flows Nine months ended Sept. 30, 2002 and 2001	Page 7

	Notes to Interim Consolidated Financial Statements	Page 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14

Item 3	Controls and Procedures	Page 18

PART II	OTHER INFORMATION

Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings Changes in Securities and Use of Proceeds Default Upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits and Reports on Form 8-K	Page 18 Page 19 Page 19 Page 19 Page 19 Page 20

Signatures Certifications		Page 21 Page 22

ACCESS NATIONAL CORPORATION AND SUBSIDAIRY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31.
ASSETS	2002	2001
	(unaudited)

Cash and due from banks	$6,538,357	$2,988,744

Interest bearing balances	7,043,081	9,292,508

Federal funds sold	6,000	596,000

Securities avaiable for sale, at fair value	11,802,391	10,582,376

Loans held for investment, net of allowance for loan losses of $1,490,066 and $1,192,202 respectively	98,975,574	67,543,928

Loans held for sale	97,537,460	38,615,025

Premises and equipment	570,436	550,199

Other assets	5,089,200	1,900,212

Total assets	$227,562,499	$132,068,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Non-interest bearing deposits	$55,039,646	$25,145,348

Interest bearing deposits	111,687,307	79,730,358

Total deposits	$166,726,953	$104,875,706

Other liabilities
Other borrowings	$33,857,281	$14,872,375

Trust Preferred Debt	4,125,000	—

Other liabilities	7,610,246	1,855,668

Total other liabilities	$212,319,480	$121,603,749

SHAREHOLDERS’ EQUITY
Common stock $5.00 par value; 10,000,000 authorized; 1,170,000 shares; issued and outstanding in 2002 and 1,000,000 shares in 2001	$5,850,000	$5,000,000

Surplus	7,148,274	5,000,000

Accumulated other comprehensive income (loss)	56,232	(39,495)

Retained earnings	2,188,513	504,738

Total shareholders’ equity	$15,243,019	$10,465,243

Total liabilities and shareholders’ equity	$227,562,499	$132,068,992

See notes to interim consolidated financial statements

ACCESS NATIONAL CORPORATION AND SUBSIDAIRY
CONSOLIDATED STATEMENTS OF INCOME

	Three	Three
(unaudited)	Months Ended	Months Ended

	September 30,	September 30,
	2002	2001
INTEREST INCOME
Interest and fees on loans	$2,624,411	$1,516,827

Interest on federal funds sold & bank balances	23,576	70,369

Interest on securities	78,098	102,129

Total interest income	$2,726,085	$1,689,325

INTEREST EXPENSE
Interest on deposits	$945,485	$696,562

Interest on other borrowings	190,053	97,705

Total interest expense	$1,135,538	$794,267

Net interest income	$1,590,547	$895,058

Provision for loan losses	158,264	180,000

Net interest income after provision for loan losses	$1,432,283	$715,058

NON-INTEREST INCOME
Service charges and fees	$187,407	$15,892

Gain on Sale of Loans	6,990,006	$2,695,538

Total non-interest income	$7,177,413	$2,711,430
NON-INTEREST EXPENSE
Salaries and benefits	$4,251,747	$1,985,380

Occupancy and equipment	359,693	196,203

Other operating expense	2,595,476	826,293

Total non-interest expense	$7,206,916	$3,007,876

Income before income tax	$1,402,780	$418,612

Income tax expense	476,446	116,866

Net income	$926,334	$301,746

Basic Earnings per common share	$0.79	$0.30
Weighted average common shares outstanding	1,170,000	1,000,000
Diluted earnings per common share	$0.70	$0.27
Weighted average common shares outstanding	1,315,183	1,074,930
See notes to interim consolidated financial statements

ACCESS NATIONAL CORPORATION AND SUBSIDAIRY
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Nine Months Ended	Nine Months Ended

	September 30,	September 30,

INTEREST INCOME
Interest and fees on loans	$6,238,770	$3,984,827

Interest on federal funds sold & bank balances	128,535	243,263

Interest on securities	273,367	275,336

Total interest income	$6,640,672	$4,503,426

INTEREST EXPENSE
Interest on deposits	$2,616,827	$1,924,178

Interest on other borrowings	332,747	402,354

Total interest expense	$2,949,574	$2,326,532

Net interest income	$3,691,098	$2,176,894

Provision for loan losses	282,864	474,000

Net interest income after provision for loan losses	$3,408,234	$1,702,894

NON-INTEREST INCOME
Service charges and fees	$284,245	$48,208

Gain on Sale of Loans	13,592,420	$7,386,046

Total non-interest income	$13,876,665	$7,434,254
NON-INTEREST EXPENSE
Salaries and benefits	$9,280,880	$5,226,023

Occupancy and equipment	883,200	512,959

Other operating expense	4,653,365	2,322,606

Total non-interest expense	$14,817,445	$8,061,588

Income before income tax	$2,467,454	$1,075,560

Income tax expense	783,679	350,395

Net income	$1,683,775	$725,165

Basic earnings per common share	$1.57	$0.73
Weighted average common shares outstanding	1,075,333	1,000,000
Diluted earnings per share	$1.38	$0.67
Weighted average common shares outstanding	1,220,614	1,080,464
See notes to interim consolidated financial statements

ACCESS NATIONAL CORPORATION AND SUBSIDARY
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
For the Nine Months Ended September 30, 2002
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2001	$5,000,000	$5,000,000	$504,738	$(39,495)		$10,465,243

Comprehensive income:

Net income	—	—	1,683,775	—	$1,683,775	1,683,775

Other comprehensive income,

Unrealized gains on AFS securities	—	—	—	95,727	95,727	95,727

					$1,779,502

Common stock issued	850,000	2,148,274	—	—		$2,998,274

	$5,850,000	$7,148,274	$2,188,513	$56,232		$15,243,019

ACCESS NATIONAL CORPORATION AND SUBSIDARY
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
For the Nine Months Ended September 30, 2001

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income	Income	Total

Balance, December 31, 2000	$5,000,000	$5,000,000	$(382,405)	$13,065		$9,630,660

Comprehensive income:

Net income	—	—	$725,165	—	$725,165	725,165

Other comprehensive income,

Unrealized gains on AFS securities	—	—	—	9,649	9,649	9,649

					$734,814

	$5,000,000	$5,000,000	$342,760	$22,714		$10,365,474

See notes to interim consolidated financial statements

ACCESS NATIONAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30	September 30
	2002	2001

Cash Flows from Operating Activities
Net income	$1,683,775	$725,165

Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	282,864	474,000
Net amortization (accretion) on securities	9,305	(17,649)
Depreciation and amortization	151,364	127,142
Changes in assets and Liabilities
(Increase) in loans held for sale	(58,922,435)	(9,959,984)
(Increase) in other assets	(3,238,300)	(607,195)
Increase in other liabilities	1,629,578	747,557

Net cash (used in) operating activities	(58,403,849)	(8,510,964)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	11,000,000	2,105,423
Purchases of securities available for sale	(12,084,281)	(7,613,740)
Decrease in federal funds sold and interest bearing balances	590,000	4,718,000
Net increase in loans	(31,714,510)	(25,012,685)
Purchases of premises and equipment	(171,601)	(153,968)

Net cash (used in) investing activities	(32,380,392)	(25,956,970)

Cash Flows from Financing Activities
Net increase in noninterest-bearing deposits	29,894,298	15,271,329
Net increase in interest-bearing deposits	31,956,949	23,215,606
Increase in securities sold under agreement to repurchase	31,661,142	2,125,187
Net increase (decrease) in short–term borrowings	(8,551,236)	2,445,636
Proceeds from trust preferred debt	4,125,000	—
Proceeds for sale of stock	2,998,274	—

Net cash provided by financing activities	92,084,427	43,057,758

Increase in cash and cash equivalents	1,300,186	8,589,824

Cash and Cash Equivalents
Beginning	12,281,252	2,271,479

Ending	$13,581,438	$10,861,303

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,732,874	$2,290,722

Cash payments for income taxes	$550,581	$185,984

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$(145,039)	$(14,620)

ACCESS NATIONAL CORPORATION
Notes to Interim Consolidated Financial Statements
(unaudited)

NOTE 1 – COMMENCEMENT OF OPERATIONS

     Access National Corporation, (the “Corporation” was organized April 17, 2002 under the laws of Virginia to operate as a bank holding company. Effective June 15, 2002, pursuant to an Agreement and Plan of Reorganization dated April 18, 2002 (the Agreement) between the Corporation and Access National Bank (the “Bank”) and approved by the shareholders of the Bank at its annual meeting held on May 16, 2002, the Corporation acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. Under the terms of the Agreement, the shares of the Bank’s common stock were exchanged for shares of the Corporation on a one-for-one basis.

     Access National Bank, (the “Bank”) was organized under federal law as a national banking corporation to engage in a general banking business to serve the communities in and around Northern Virginia. In a common stock offering beginning on August 2, 1999 through November 30, 1999, the Bank sold 90,000 shares of its common stock, par value $50.00 per share, at $100.00 per share. The Bank received approval from the Comptroller of the Currency to operate as a national bank and received approval by Federal Deposit Insurance Corporation for insurance of its deposits. Access National Bank opened for business on December1, 1999 at 14006 Lee-Jackson Memorial Highway in Chantilly, Virginia. Access National Bank specializes in providing banking solutions and services to small and medium sized businesses, professionals, and associated individuals.

     On December 1,1999, the Bank acquired Access National Mortgage Corporation, formerly known as Mortgage Investment Corporation. The Bank issued 10,000 shares of its common stock in exchange for all of the shares of common stock of Mortgage Investment Corporation. Access National Mortgage Corporation is headquartered in Vienna, Virginia. Access National Mortgage Corporation specializes in the origination of conforming and non-conforming residential mortgages primarily in the greater Washington, D.C. Metropolitan Area. Access National Mortgage Corporation has established offices throughout Virginia, in Roanoke, Richmond, Fairfax, and Newport News. Offices outside the state of Virginia include, Westminster, Crofton, and Owings Mills, Maryland, Hollywood, Florida, and Chicago, Illinois.

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

NOTE 2 – BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2001, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2001.

NOTE 3 — SECURITIES

The amortized cost and fair values of securities (in thousands) available for sale as of September 30, 2002 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$1,660	$63	$—	$1,723
U.S. Government agencies	2,993	22	—	3,015
Mortgage Backed Securities	4,645	—	—	4,645
Other equity securities	2,419	—	—	2,419

Total Securities	$11,717	$85	$—	$11,802

The amortized cost and fair values of securities (in thousands) available for sale as of December 31, 2001 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$1,673	$—	$57	$1,615
U.S. Government agencies	8,499	—	3	8,497
Other equity securities	470	—	—	470

Total Securities	$10,642	$—	$60	$10,582

ACCESS NATIONAL CORPORATION
Notes to Interim Consolidated Financial Statements
(unaudited)

NOTE 4 — LOANS

The Corporation’s loan portfolio (in thousands) is composed of the following:

	September 30, 2002	December 31, 2001

Real estate construction	$12,488	$10,821
Residential	19,456	11,526
Non residential	38,460	26,184
Home equity	14,291	9,198

Total real estate mortgage	$84,695	$57,729
Lease Financing	658	—
Commercial	14,469	9,115
Consumer	644	1,892

Total gross loans	$100,466	$68,736
Less:
Allowance for loan losses	1,490	1,192

Total net loans	$98,976	$67,544

ACCESS NATIONAL CORPORATION
Notes to Interim Consolidated Financial Statements
(unaudited)

NOTE 5 – STOCK OPTION PLAN

The Corporation’s 1999 Stock Option Plan (the Option Plan) was adopted by the organizing directors of the Corporation on November 11, 1999 and approved by shareholders at the November 1999 Shareholders Meeting . The Option Plan makes shares of common stock available for awards to directors and executive officers and employees of the Corporation and any subsidiaries in the form of stock options or warrants. At Sept. 30, 2002, options to acquire 312,000 shares (options for 132,687 shares are subject to immediate exercise) have been awarded under the Option Plan.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board issued Statement 145, Recession of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

     In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

     The Financial Accounting Standards Board issued Statement no. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of the liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, to include in its scope long- term customer- relationship intangible assets of financial institutions such as depositor-and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for the other long-lived assets that are held and used.

     Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraph 8-14 are effective on October 1, 2002, with earlier application permitted.

     This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

     The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

     Statement 147 does not have any impact on the Corporation at this time.

ACCESS NATIONAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

     The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the three months and nine months ended September 30, 2002 and 2001. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

CRITICAL ACCOUNTING POLICIES

General

     The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Actual losses could differ significantly from the historical factors that we monitor. Additionally, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

     An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation considers among other factors, the estimated market value of the underlying collateral, and current economic conditions.

FINANCIAL CONDITION (September 30, 2002 compared to December 31, 2001)

     Total assets increased from $132.1 million at December 31, 2001 to $227.6 million at September 30, 2002 an increase of $95.5 million. The increase in total assets is attributable to an increase in loans held for investment and loans held for sale. Total loans held for held for investment, net of allowances for loan losses, increased $31.4 million, from $67.5 million to $98.9 million. Total loans held for sale increased

$58.9 million from $38.6 million at December 31 to $97.5 million at September 30, 2002. Investment securities increased $1.2 million. Deposits totaled $166.7 million at September 30, 2002 as compared to $104.9 million at December 31, 2001, an increase of $61.8 million. Other borrowed funds increased $23.1 million from $14.9 million at December 31, 2001 to $38.0 million at September 30, 2002.

SECURITIES

     The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S Government Agency securities, and mortgage backed securities. At September 30, 2002 the securities portfolio totaled $11.8 million and was classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of stockholders’ equity. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $56 thousand on September 30, 2002.

LOANS

     The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans

The following table summarizes the Corporation’s loan portfolio as of September 30, 2002.

		Percent of

	September 30, 2002	Total

Real estate — construction	$12,488	12%
Real estate — residential	19,456	19%
Real estate — non residential	38,460	38%
Home equity	14,291	14%
Leases	658	1%
Commercial	14,469	15%
Consumer	644	1%

	$100,466	100%

ALLOWANCE FOR LOAN LOSSES

     An analysis of the Corporation’s allowance for loan losses as of and for the period indicated is set forth in the following table:

Balance as of December 31, 2001	$1,192
Charge-offs	–
Recoveries	15
Provision	283

Balance as of September 30, 2002	$1,490

NONPERFORMING LOANS and PAST DUE LOANS

     At September 30, 2002 there were no loans past due 90 days or more and there were no loans on which the accrual of interest had been discontinued.

DEPOSITS

     Deposits represent the primary funding source of the Corporation. At September 30, 2002, deposits totaled $166.7 million compared to $104.9 million at December 31, 2001. Non interest bearing accounts totaled $55.0 million at September 30, 2002 representing an increase of $29.8 million from December 31, 2001.

CAPITAL RESOURCES

     Total shareholders’ equity was $15.2 million, or 6.7% of total assets, at September 30, 2002. Total shareholders equity increased 4.8 million from December 31, 2001. The growth in stockholders’ equity is attributable to the Bank’s successful stock offering which raised approximately $3 million and earnings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2002

     General.       Pretax income for the three months ended September 30, 2002 was approximately $1.4 million representing an increase of over 235% when compared to the corresponding period of 2001. Net income for the third quarter of 2002 was $926 thousand up from $302 thousand which represents and increase of 207% over the third quarter of 2001. Basic earnings per common share for the third quarter increased from $.30 in 2001 to $.79 in 2002. Diluted earnings per share increased from $.27 to $.70.

     Net Interest Income. Net interest income increased by $695 thousand in the third quarter of 2002 when compared to the third quarter of 2001. This increase is due primarily to growth in the average balances of earning assets resulting from the overall growth of the Corporation. Interest and fees on loans increased by $1.1 million from $1.5 million in 2001 to $2.6 million in 2002.

     Non-Interest Income. Gains on loans held for sale increased approximately 159% in the third quarter of 2002 from $2.7 million in September 2001 to $6.9 million in 2002. Service charges and fees totaled $133 thousand for the three month period ended September 30, 2002 compared with $16 thousand in the same period of 2001.

     Non-Interest Expense. For the three month period ended September 30, 2002, non-interest expense totaled $7.2 million, up 140% over the same period of 2001. The majority of the increase in expenses is related to salaries and benefits associated with the expansion of the mortgage subsidiary and of Access National Leasing.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED Sept. 30, 2002

     General. Pretax income for the nine months ended September 30, 2002 was $2.5 million representing an increase of 129% when compared to the corresponding period of 2001. Net income for the first nine months of 2002 was $1.7 million up from $725 thousand which represents and increase of 132% over the same period of 2001. Basic earnings per common share for the first nine months increased from $.73 in 2001 to $.1.57 in 2002. Diluted earnings per share increased from $.67 to $.1.38.

     Net Interest Income. Net interest income increased by $1.5 million in the first nine months of 2002 when compared to the same period of 2001. This increase is due primarily to growth in the average balances of earning assets resulting from the overall growth of the Corporation. Interest and fees on loans increased by $2.2million to $6.2 million for the nine month period ended September 30, 2002. Interest expense increased by $623 thousand from $2.3 million in 2001 to $2.9 million in 2002.

     Non-Interest Income. Gains on loans held for sale increased approximately 84% in the first nine months of 2002 from $7.4 million in September 2001 to $13.6 million in 2002. Service charges and fees totaled $284 thousand for the nine month period ended September 30, 2002 compared with $48 thousand in the same period of 2001.

     Non-Interest Expense. For the nine month period ended September 30, 2002, non-interest expense totaled $14.8 million, up 84% over the same period of 2001. The majority of the increase in expenses is related to salaries and benefits and other operating expenses associated with the expansion of the mortgage subsidiary and the addition of the leasing subsidiary in April.

Item 3. Controls and Procedures

Pursuant to provisions of the Securities Exchange Act of 1934, the Corporation’s chief executive officer and chief financial officers are responsible for establishing and maintaining disclosure controls and procedures for the Corporation. They have designed such disclosure controls and procedures to ensure that material information relating to the Corporation is made known to them in a timely fashion b others within the Corporation, particularly during periods when the Corporation’s quarterly and annual reports are being prepared. They have evaluated the effectiveness of the Corporation’s disclosure controls and procedures within 90 days prior to the filing date of this quarterly report on Form 10-QSB, and based on their evaluation of these controls and procedures, concluded that the Corporation’s disclosure controls and procedures were operating effectively as of the Evaluation Date.

There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect its natural controls subsequent to the date of their most recent evaluation.

PART II — OTHER INFORMATION

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

     As disclosed in the Offering Circular, the Bank has executed a Letter of Intent with an institutional investor for the placement of $4.0 million in Trust Preferred Securities. Among other conditions, the Letter of Intent is subject to the formation and approval of a bank holding company by the Bank’s shareholders and the Federal Reserve Bank. Shareholder approval was obtained on the Bank’s Annual Shareholder Meeting on May 16, 2002 and the application was approved by the Federal Reserve Bank. The holding company became effective June 15, 2002 and the share exchange with the Bank was consummated. The trust preferred securities offering was completed on July 30 and the proceeds went to the bank holding company for general corporate purposes, including equity contributions into the Bank to ensure it remains well capitalized.

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

Item 6. Exhibits and Reports on Form 8-K

(a)           The following documents are filed as part of this report.

Exhibit #	Description

3.1	Articles of Incorporation of Access National Corporation – Incorporated by reference to Form 8-K filed with the SEC on July 18, 2002

3.2	Bylaws of Access National Corporation – Incorporated by reference to Form 8-K filed with the SEC on July 18, 2002

4.0	Form of Common Stock Certificate of Access National Bank – Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

10.1	Employment Letter Agreement between Access National Bank and Michael W. Clarke. Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

10.2	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker. Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

10.3	Employment Letter Agreement between Access National Bank and Charles Wimer. Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

Item 6. Exhibits and Reports on Form 8-K continued

Exhibit #	Description

10.4	Access National Bank 199 Stock Option Plan – Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

10.5	Lease agreement between Access National Bank and William J. Spencer and Blanca C. Spencer – Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

10.6	Lease agreement between Access National Mortgage Corporation and WJG LLC – Incorporated by reference to Form 10Q-SB filed with the OCC on May 28, 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS NATIONAL CORPORATION

November 13, 2002	By: Michael W. Clarke	Michael W. Clarke President and Chief Executive Officer and Director

November 13, 2002	By: Charles Wimer	Charles Wimer, Executive Vice President and Chief Financial Officer

(Certification of CEO/CFO under Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing.)

CERTIFICATIONS

I Michael W. Clarke, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Access National Corporation;
2.	Based on my knowledge, this quarterly report does not contain any unture statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and the other financial information included in this quarterly report, fairly present in material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Michael W. Clarke Michael W. Clarke President and Chief Executive Officer & Director

I Charles Wimer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Access National Corporation;
2.	Based on my knowledge, this quarterly report does not contain any unture statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and the other financial information included in this quarterly report, fairly present in material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Charles Wimer Charles Wimer Executive Vice President and Chief Financial Officer