Form 10KSB
period 2002-12-31
ACCESS NATIONAL CORP
filed 2003-03-31
CIK 1176316

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-49929

ACCESS NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Organized under the laws of the United States	82-0545425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

14006 Lee Jackson Memorial Highway, Chantilly, Virginia 20151
(Address of principal executive office) (Zip Code)

(703) 871-2100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X             No______

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitve proxy or information statements incorporated by reference in Part III of this Form 10-KSB [ ]

Common Stock $5.00 par value	Outstanding at March13, 2003
(Class)	1,170,000 shares

The corporation’s revenues for the fiscal year ended December 31, 2002 were $32,578,686.

The aggregate market value of the voting stock held by non-affiliates of the corporation as of March 13, 2003, computed by reference to the price at which the stock was sold as of a specified date within the last 60 days was approximately $ 24,608,668.

As of March 13, 2003, there were 1,170,000 shares of Common Stock, par value $5.00 per share of Access National corporation issued and outstanding.

Transitional Small Business Disclosure Format. (Check one): Yes______No   x

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement are incorporated by reference in Part III of this report.

ACCESS NATIONAL CORPORATION
FORM 10-KSB
INDEX

PART I FINANCIAL INFORMATION
Item 1. Description of Business	Page 4
Item 2 Description of Property	Page 12
Item 3 Legal Proceedings	Page 12
Item 4 Submission of Matters to a Vote of Security Holders	Page 12
PART II
Item 5 Market for Common Equity and Related Shareholder Matters	Page 13
Item 6 Management’s Discussion and Analysis	Page 13
Item 7 Financial Statements	Page 33
Item 8 Changes in and Disagreements with Accountants On Accounting and Financial Disclosure	Page 64
PART III
Item 9 Directors, Executive Officers, Promoters and Control Person; Compliance With Section 16(a) of the Exchange Act	Page 64
Item 10 Executive Compensation	Page 64
Item 11 Security Ownership of Certain Beneficial Owners and Management	Page 64
Item 12 Certain Relationships and Related Transactions	Page 64
Item 13 Exhibits, Lists and Reports on Form 8-K	Page 65
Item 14 Controls And Procedures	Page 65
Signatures	Page 66
Certifications	Page 68

Part 1

In addition to historical information, the following report contains forward looking statement that are subject to risks and uncertainties that could cause the Corporation’s actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report.

ITEM 1 – DESCRIPTION OF BUSINESS

General

Access National Corporation, (the “Corporation”) was organized April 17, 2002 under the laws of Virginia to operate as a bank holding company. Effective June 15, 2002, pursuant to an Agreement and Plan of Reorganization dated April 18, 2002 between the Corporation and Access National Bank (the “Bank”), the Corporation acquired all of the outstanding stock of the Bank in a statutory share exchange transaction.

The Bank was organized under federal law as a national banking corporation to engage in a general banking business to serve the communities in and around Northern Virginia Access National Bank opened for business on December1, 1999 at 14006 Lee-Jackson Memorial Highway in Chantilly, Virginia. The Bank’s deposits are insured to the maximum amount provided by the Federal Deposit Insurance Corporation. The Bank specializes in providing banking solutions and services to small and medium sized businesses, professionals, and associated individuals. The Bank provides its customers with personal service utilizing the latest technology and delivery channels.

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

On April 10, 2002 the Bank acquired Access National Leasing, formerly known as Commercial Finance Corporation. Access National Leasing is headquartered in Chantilly, Virginia and specializes in commercial equipment and electronics. The acquisition of the leasing company provides an additional service to the businesses and professionals that the Bank specializes in serving and generates an additional source of fee income.

Market Area

Access National Corporation, Access National Bank, Access National Mortgage Corporation, and Access National Leasing are headquartered in Fairfax County and serve the Northern Virginia region. Fairfax County is a diverse and thriving urban county. As the most populous jurisdiction in both Virginia and the Washington metropolitan area, the County’s population exceeds that of seven states. The median household income of Fairfax County is one of the highest in the nation. Northern Virginia had a population of 2.16 million according to the 2000 Census.

Competition

The Corporation’s only subsidiary, Access National Bank competes with virtually all banks and financial institutions, which offer services in its market area. Much of this competition comes from large financial institutions head quartered outside the state of Virginia, each of which have greater financial and other resources to conduct large advertising campaigns and to offer incentives. To attract business in this competitive environment, the Bank relies on personal contact by its officers and directors, local promotional activities, and the ability to provide personalized services. In addition to providing full service banking, the Bank offers and promotes alternative and modern conveniences such as internet banking, automated clearinghouse transactions and offers courier services for commercial clients.

Employees

At December 31, 2002 the Bank and its subsidiaries had 220 employees. Employee relations have been good.

Supervision and Regulation

Set forth below is a brief description of the material laws and regulations that affect the Corporation. The description of these statutes and regulations is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations summarized below. No assurance can be given that these statutes or regulations will not change in the future.

General.   The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Corporation is directly affected by the recently enacted Sarbanes-Oxley Act of 2002 (the “SOX”), which aimed at improving corporate governance and reporting procedures and requires expanded disclosure of the Corporation’s corporate operations and internal controls. The Corporation is already complying with new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Although the Corporation anticipates that it will incur additional expense in complying with the provisions of the SOX and the resulting regulations, management does not expect that such compliance will have a material impact on the Corporation’s financial condition or results of operations.

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Federal Reserve Bank of Richmond (the “FRB”). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB’s approval is also required for the merger or consolidation of bank holding companies.

The Corporation is required to file periodic reports with the FRB and provide any additional information as the FRB may require. The FRB also has the authority to examine the Corporation and the Bank, as well as any arrangements between the Corporation and the Bank, with the cost of any such examinations to be borne by the Corporation.

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by Federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate, as long as the aggregate amount of such transactions of a bank and its subsidiaries with its affiliates does not exceed 10% of the capital stock and surplus of the bank on a per affiliate basis or 20% of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Additionally, the Corporation and its subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

A bank holding company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the FRB has determined by regulation or order are so closely related to banking as to be a proper incident to banking. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that outweigh possible adverse effects.

As a national bank, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the “Comptroller”). Each depositor’s account with the Bank is insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law, which is currently $100,000 for each depositor. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by Federal banking law.

The regulations of the FDIC, the Comptroller and FRB govern most aspects of the Corporation’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings and numerous other matters. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation’s business is particularly susceptible to changes in state and Federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

Governmental Policies and Legislation.   Banking is a business that depends primarily on interest rate differentials. In general, the difference between the interest rates paid by the Corporation on its deposits and its other borrowings and the interest rates received by the Corporation on loans extended to its customers and securities held in its portfolio, comprise the major portion of the Corporation’s earnings. These rates are highly sensitive to many factors that are beyond the Corporation’s control. Accordingly, the Corporation’s growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is affected not only by general economic conditions, but is also influenced by the monetary and fiscal policies of the Federal government and the policies of its regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress, in the Virginia Legislature and brought before various bank holding company and bank regulatory agencies. The likelihood of any major changes and the impact such changes might have are impossible to predict. Certain of the potentially significant changes that have been enacted recently by Congress or various regulatory or professional agencies are discussed below.

Dividends.   There are regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its Common Stock. See “Item 5. Market for Common Equity and Related Stockholder Matters.”

Capital Requirements.   The FRB, the Comptroller and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on- and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, noncumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets level of 8% (the “Risk-based Capital Ratio”). Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets (the “Tier 1 Risk-based Capital Ratio”) must be Tier 1 capital.

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2002, the Corporation and Bank both met all applicable capital requirements imposed by regulation.

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).   There are five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations to implement these provisions. Under these regulations, the categories are:

     a.     Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a Risk-based Capital Ratio of 10% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 6% or greater, (iii) having a Leverage Ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

     b.     Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a Risk-based Capital Ratio of 8% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 4% or greater and (iii) having a Leverage Ratio of 4% or greater or a Leverage Ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

     c.     Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a Risk-based Capital Ratio of less than 8% or (ii) having a Tier 1 Risk-based Capital Ratio of less than 4% or (iii) having a Leverage Ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a Leverage Ratio of less than 3%.

     d.     Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a Risk-based Capital Ratio of less than 6% or (ii) having a Tier 1 Risk-based Capital Ratio of less than 3% or (iii) having a Leverage Ratio of less than 3%.

     e.     Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

An institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate Federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to the Corporation.

As of December 31, 2002, both the Corporation and the Bank were considered “well capitalized.”

Deposit Insurance Assessments.   FDICIA also requires the FDIC to implement a risk-based assessment system in which the insurance premium relates to the probability that the deposit insurance fund will incur a loss and directs the FDIC to set semi-annual assessments in an amount necessary to increase the reserve ratio of the Bank Insurance Fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC.

The FDIC has promulgated implementing regulations that base an institution’s risk category partly upon whether the institution is well capitalized (“1”), adequately capitalized (“2”) or less than adequately capitalized (“3”), as defined under the Prompt Corrective Action Regulations described above. In addition, each insured depository institution is assigned to one of three “supervisory subgroups.” Subgroup “A” institutions are financially sound institutions with few minor weaknesses, subgroup “B” institutions demonstrate weaknesses which, if not corrected, could result in significant deterioration, and subgroup “C” institutions are those as to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on the current capital levels the Corporation is categorized as a well-capitalized institution.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA (discussed below). In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company. While the Corporation satisfies these requirements, the Corporation has not elected for various reasons to be treated as a financial holding company under the GLBA.

We do not believe that the GLBA will have a material adverse impact on the Corporation’s or the Bank’s operations. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation. The GLBA may have the result of increasing competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources.

The GLBA and certain new regulations issued by federal banking agencies also provide new protections against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Community Reinvestment Act.   The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently is evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

USA PATRIOT Act.    The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. Interim rules implementing the USA PATRIOT Act were issued effective March 4, 2002. The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the Bank does not expect the USA PATRIOT Act to materially affect its products, services or other business activities.

Reporting Terrorist Activities.   The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001, terrorist attacks on New York City and Washington, DC. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Lending Activities

The Bank offers a variety of loan products to its target market. The primary focus is providing access to credit to small businesses and professionals in the greater Washington, D.C. Metropolitan Area and supporting the activities of our mortgage offices. These loans may be for temporary and seasonable working capital purposes, or to provide funding for the acquisition of fixed assets, such as owner-occupied real estate and furniture, fixtures and equipment. The Bank actively participates in loan programs offered by the U.S. Small Business Administration. In addition, the Bank offers residential mortgage products through its subsidiary Access National Mortgage Corporation.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan, in general, the Bank’s lending limit to any one borrower on loans that are not fully secured by readily marketable or other permissible collateral is equal to 15% of the Bank’s capital and surplus. The Bank has established relationships with correspondent banks to participate in loans when loan amounts exceed the Bank’s legal lending limits or internal lending policies.

ITEM 2 — DESCRIPTION OF PROPERTY

The Corporation and Bank are headquartered at 14006 Lee Jackson Memorial HWY, Chantilly, VA.

The Bank subleases administrative space located at 4605 Brookfield Corporate Drive, Chantilly, VA.

Access National Mortgage Corp. is headquartered at 8233 Old Courthouse Road, Suite 300, Vienna, VA.

Access National Mortgage Corp. leases space located at 4502 Starkey Road, Suite 203, Roanoke, VA.

Access National Mortgage Corp. leases space located at 4605 Brookfield Corporate Drive, Chantilly, VA.

Access National Mortgage Corp. leases space located at 4601 Sheridan Street, suite 306, Hollywood, FL.

Access National Mortgage Corp. leases space located at 3600 Crondall Ln, suite 109, Owings Mills, MD.

Access National Mortgage Corp. leases space located at 1913 Huguenot Road, suite 101, Richmond, VA.

ITEM 3 – LEGAL PROCEEDINGS

Neither the Corporation nor the Bank is a party to any legal proceedings. There are no legal proceedings contemplated or threatened. From time to time the Bank may initiate legal actions against borrowers in connection with collecting defaulted loans. Such actions are not considered material by management unless otherwise disclosed.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Corporation’s common stock is not listed on any exchange and is not actively traded. To date, only limited trading in the Corporation’s common stock has occurred. The stock prices listed reflects actual trades that occurred.

	2002		2001

	High	Low	High	Low

First Quarter	$20.25	$20.00	$12.30	$12.00
Second Quarter	$22.00	$20.00	$14.00	$13.50
Third Quarter	$20.00	$19.00	$17.00	$17.00
Fourth Quarter	$26.00	$19.00	$20.51	$20.00

The Corporation has not declared any cash dividends. Payments of dividends is at the discretion of the Bank’s Board of Directors, is subject to various federal and state, regulatory limitation, and is dependent upon the overall performance and capital requirements of the Corporation.

On April 10, 2002 the Bank issued 7,500 shares of common stock in exchange for 100% of the shares of Commercial Finance Corporation,(now known as Access National Leasing corporation).

On April15, 2002 Access National Bank sold 162,500 shares of its common stock under a Rights offering to existing shareholders and employees at a price of $18.00 per share and a par value of $5.00. A warrant for one share accompanied each share purchased. The warrants are exercisable immediately at an exercise price of $20.00 per share and expire two years from the date of issue.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the twelve months ended December 31, 2002 and 2001. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principals of accounting: (i) SFAS 5 Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation considers among other factors, the estimated market value of the underlying collateral, and current economic conditions.

Summary

Earnings increased 204% for the year ended December 31, 2002 to $2.7 million compared to $887 thousand for 2001. These record earnings are largely attributable to the significant growth occurring in both the Bank and its mortgage subsidiary. Return on average assets increased to 1.64% in 2002 from 0.98% in 2001. Return on average equity increased dramatically to 20.17% in 2002 from 8.75% in 2001 reflecting the strong earnings. Diluted earnings per share for 2002 was $2.16 up 167% from the $.81 reported last year. Pre tax income for 2002 was $4.1 million compared to $1.4 million in 2001.

Net Interest Income

Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits used to fund earning assets). The management of the Bank strives to maximize net interest income through prudent balance sheet administration and maintaining appropriate risk levels as determined by Management. Table 1 summarizes the major components of net interest income for the past two years and also provides yields and average balances.

Net interest income increased in 2002 to $5.8 million compared to $3.1 million in 2001. The increase is primarily due to the growth in the average balances of earning assets resulting from the overall growth of the Corporation.

Interest income for 2002 increased to $10.1 million from $6.3 million in 2001. The increase in interest income reflects the growth in earning assets.

Interest expense increased in 2002 to $4.2 million compared to $3.2 million in 2001. The increase in interest expense is due primarily to the growth in interest bearing deposits, and other borrowings.

Non Interest Income

Non-interest income consists of revenue generated from a broad range of financial services and activities. Total non interest income was $22.5 million in 2002 compared to $11.1 million in 2001 The majority of this increase in is a result of gains from the sale of loans which increased from $9.8 million to $19.7 million in 2002.

Income Taxes

Income tax expense increased $830 thousand, a 157% increase over last year. Note 8 to the financial statements show the components of Federal Income tax.

Assets

Total assets of Access National Corporation grew to $240.3 million in 2002 from $132.1 million in 2001, an 82.0% increase. The increase in total assets is attributable to the growth in loans held for investment and loans held for sale. Average earning assets increased $68.8 million to $156.8 million, an increase of 78.2%, reflecting the growth in loans.

Loans

Total loans net of unearned income including average loans held for sale in the amount of $49.5 million averaged $137.7 million during 2002 compared to $73.6 million in 2001 representing an increase of 87.0% over last year. Loans held for investment totaled $114.8 million at December 31, 2002 compared to $68.7 million, an increase of $46.1 million. Table 6, The Loan Portfolio presents the major classifications and maturity distribution of loans held for investment at December 31, 2002 and 2001.

Investment Securities

The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S Government Agency securities, and mortgage backed securities. At December 31, 2002, the securities portfolio totaled $15.6 million and was classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of stockholders’ equity. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $94 thousand on December 31, 2002. Table 5, Securities Available for Sale presents the types, amounts and maturity distribution of the securities portfolio.

Deposits

Deposits are the primary source of funding loan growth. Average deposits totaled $131.6 million during 2002, a 94.3% increase over 2001. Deposits totaled $178.3 million on December 31, 2002, compared to $104.9 million on December 31, 2001, an increase of $73.4 million. Table 9, Average Deposits and Average Rates Paid, reflects the composition of deposits and interest rates.

Liquidity Management

Liquidity is the ability of the Corporation to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Corporation’s ability to meet the daily cash flow requirements of both depositors and borrowers.

Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Corporation’s customers, but also to maintain an appropriate balance between interest sensitive assets and interest sensitive liabilities so that the Corporation can earn an appropriate return for its shareholders.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investment such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding.

The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings.

The Corporation funded the growth in interest earning assets through a combination of non-interest bearing deposits, interest bearing deposits and borrowed funds. Table 12 Borrowed Funds, shows the composition of borrowed funds.

Interest Rate Sensitivity Management

The Corporation’s net interest income and the fair value of its financial instruments, are influenced by changes in the level of interest rates. The Corporation manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee. The Asset Liability Committee meets periodically and has responsibility for formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. Table 11, Interest Sensitivity Analysis reflects the maturity or re-pricing of assets and liabilities.

Capital Resources

Shareholder’s equity increased $5.8 million during 2002, primarily due to an increase in retained earnings and the sale and issuance of 162,500 shares of common stock in a rights offering to shareholders.

A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.

Banking regulators have defined minimum regulatory capital rations that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as “Well Capitalized”, which is the highest rating. Table 13 Risk Based Capital Analysis, outlines the regulatory components of capital and risk based capital ratios.

Impact of Inflation and Changing Prices

A bank’s asset and liability structure is substantially different from that of a non financial company in that virtually all assets and liabilities of a bank are monetary in nature. The impact of inflation on the Bank's financial results depends upon the Bank’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Recent Accounting Pronouncements

In December, 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Corporation’s consolidated financial statements.

On March 13, 2002, the Financial Accounting Standard Board determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivatives instruments, effective for fiscal quarters beginning after April 10, 2002. The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives. Accordingly, these commitments including any fees received from the potential borrower are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The cumulative effect of adopting Statement No. 133 for rate lock commitments as of December 31, 2002, was not material. The Corporation originally adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001.

In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The amendment to Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.

Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

The adoption of Statement No. 142, 145, 146 and 147 did not have a material impact on the Corporation’s consolidated financial statements.

The Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement No. 123, in December 2002. The Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information. The amendments to Statement No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged for both amendments. The Corporation continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under Statement No. 148.

Statistical Information

The following statistical information is provided pursuant to the requirements of Guide 3, promulgated by the Securities Act of 1933:

Table 1
Summary Financial Data

	Year Ended
	December 31,
	2002	2001

Income Statement Data:
Net interest income	$5,848,269	$3,114,985
Provision for loan losses	841,337	719,893
Non-interest income	22,493,642	11,081,735
Non-interest expense	23,446,695	12,060,313
Income taxes	1,359,139	529,371

Net income	$2,694,740	$887,143

Per Share Data: (1)
Earnings per share, basic	$2.45	$0.89
Earnings per share, assuming dilution	$2.16	$0.81
Cash dividends declared	—	—
Book value at period end	13.92	10.47
Balance Sheet Data:
Total assets	$240,348,106	$132,068,992
Loans held for sale	93,852,159	38,615,025
Total loans	114,835,610	68,736,130
Total securities	15,637,141	10,582,376
Total deposits	178,251,273	104,875,706
Shareholders’ equity	16,291,330	10,465,243
Average shares outstanding, basic (1)	1,099,000	1,000,000
Average shares outstanding, diluted (1)	1,246,344	1,096,998
Performance Ratios:
Return on average assets	1.64%	0.98%
Return on average equity	20.17%	8.75%
Net interest margin (2)	3.73%	3.54%
Asset Quality Ratios:
Allowance to period end loans	1.78%	1.73%
Allowance to nonperforming loans	—	127.87%
Net charge-offs to average loans	—	0.01%
Capital Ratios:
Tier I risk-based capital	9.67%	10.96%
Total risk-based capital	13.33%	12.20%
Leverage capital ratio	6.48%	8.91%
Total equity to total assets	6.78%	7.92%

(1)	Restated for a 10 for 1 stock split declared in April 2001.

(2)	Net interest income divided by total average earning assets.

Table 2
Average Balances, Interest Income and Expense and Average Yield and Rates

	Period Ended December 31,

	2002			2001

	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest earning assets:
Securities	$9,384,094	$393,035	4.19%	$6,650,252	$372,604	5.60%
Loans	137,654,167	9,531,038	6.92%	73,603,965	5,697,515	7.74%
Interest bearing deposits	8,711,280	143,775	1.65%	7,146,703	255,806	3.58%
Federal funds sold	1,043,112	17,196	1.65%	566,603	23,355	4.12%

Total interest earning assets	156,792,653	10,085,044	6.43%	87,967,523	6,349,280	7.22%
Non-interest earning assets:
Cash and due from banks	5,876,949			2,133,187
Premises and equipment	580,041			426,496
Other assets	2,575,215			943,766
Less: allowance for loan losses	(1,325,369)			(749,091)

Total non-interest earning assets	7,706,836			2,754,358

Total Assets	$164,499,489			$90,721,881

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$7,383,910	$165,340	2.24%	$2,457,710	$71,387	2.90%
Money market deposit accounts	11,884,162	270,215	2.27%	5,910,445	202,856	3.43%
Savings accounts	393,702	4,531	1.15%	481,294	10,379	2.16%
Time deposits	77,796,866	3,306,541	4.25%	41,412,471	2,446,132	5.91%

Total interest-bearing deposits	97,458,640	3,746,627	3.84%	50,261,920	2,730,754	5.43%
FHLB Advances	8,838,527	207,370	2.35%	883,151	49,292	5.58%
Securities sold under agreements to repurchase	2,163,402	23,555	1.09%	2,905,970	87,010	2.99%
Other short-term borrowings	4,477,171	157,048	3.51%	7,811,490	367,239	4.70%
Trust Preferred Debenture	1,666,666	102,175	6.13%	—	—	—

Total interest-bearing liabilities	114,604,406	4,236,775	3.70%	61,862,531	3,234,295	5.23%

Non-interest bearing liabilities:
Demand deposits	$34,092,729			17,454,627
Other liabilities	2,441,194			1,265,277

Total liabilities	151,138,329			80,582,435
Shareholders’ Equity	13,361,160			10,139,446

Total Liabilities and Shareholders’ Equity:	$164,499,489			$90,721,881

Interest Spread			2.73%			1.99%

Net Interest Margin		$5,848,269	3.73%		$3,114,985	3.54%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3)	The bank had no nonaccruing loans for the periods presented.

Table 3
Average Asset Mix

	Average	%	Average	%
	Balance		Balance
	2002		2001
Earning Assets:
Loans Held for Investment	$88,066	53.54%	$47,259	52.09%
Loans Held for Sale	49,588	30.14%	26,345	29.04%
Investment securities	9,384	5.70%	6,650	7.33%
Federal Funds Sold	1,043	0.63%	567	0.62%
Interest-Bearing Bank Balances	8,711	5.30%	7,147	7.88%

Total Earning Assets	$156,792	95.31%	87,968	96.96%

Non-Earning Assets:
Cash & Due from Banks	$5,877	3.57%	$2,133	2.35%
Premises and Equipment	580	0.35%	426	0.47%
Other Assets	2,575	1.57%	944	1.04%
Less: Allowance for Loan Loss	(1,325)	-0.81%	(749)	-0.83%

Total Non-Earning Assets	$7,707	5.49%	2,754	3.86%

Total Assets	$164,499	100.00%	$90,722	100.00%

Table 4
Volume and Rate Analysis

	Years Ended December 31,
	2002 compared to 2001

	Change Due To:

	Increase /
	(Decrease)	Volume	Rate

Interest Earning Assets:
Investments	$20,431	$128,841	$(108,410)
Loans	3,833,523	4,494,078	(660,555)
Interest bearing deposits	(112,031)	47,376	(159,407)
Federal funds sold	(6,159)	12,734	(18,893)

Total Increase (Decrease) in Interest Income	3,735,764	4,683,029	(947,265)
Interest Bearing Liabilities:
Interest-bearing demand deposits	93,953	113,489	(19,536)
Money market deposit accounts	67,359	153,294	(85,935)
Savings accounts	(5,848)	(1,624)	(4,224)
Time deposits	860,409	1,694,169	(833,760)

Total interest-bearing deposits	1,015,873	1,959,328	(943,455)
FHLB Advances	158,078	202,119	(44,041)
Securities sold under agreements to repurchase	(63,455)	(18,304)	(45,151)
Trust Preferred Debenture	102,175	102,175	—
Other short-term borrowings	(210,191)	(132,007)	(78,184)

Total Increase (Decrease) in Interest Expense	1,002,480	2,113,311	(1,110,831)
Increase (Decrease) in Net Interest Income	$2,733,284	$2,569,718	$163,566

Table 5
Securities Available for Sale
Maturity Distribution and Average Yields

	December 31,
	2002	2001

Available For Sale Securities
US Treasury Securities	$1,716,000	$1,615,500
US Government Agency Securities	3,012,243	8,496,876
Mortgage Backed Securities	9,114,798	—
Other	1,794,100	470,000

Total Securities	$15,637,141	$10,582,376

	December 31, 2002

			After One		After Five
	Within		Year but Within		Years but Within
	One Year		Five Years		Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Availiable For Sale Securities (1)
US Treasury Securities	$—	—	$1,716,000	3.79%	$—	—	$1,716,000	3.79%
US Government Agency Securities	—	—	3,012,243	4.53%	—	—	3,012,243	4.53%
Mortgage Backed Securities	—	—	921,466	4.64%	8,193,332	4.92%	9,114,798	4.78%

Total Securities	$—	—	$5,649,709	4.32%	$8,193,332	4.92%	$13,843,041	4.60%

(1)	Excludes Federal Reserve Bank Stock of $300,000 and FHLB Stock of $1,494,100.

Table 6
Loan Portfolio

	December 31,
	2002		2001

	Amount	Percentage	Amount	Percentage

Commercial	$17,324	15.09%	$9,115	13.26%
Commercial real estate	44,048	38.36%	27,002	39.28%
Real estate construction	10,057	8.76%	10,821	15.74%
Residential real estate	42,625	37.12%	19,906	28.96%
Consumer	782	0.68%	1,892	2.75%

Total loans	$114,836	100.00%	$68,736	100.00%

Loan Maturity Distribution

	December 31, 2001

	One Year or	After One Year	After
	Less	Through Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$7,457	$8,180	$1,687	$17,324
Real estate construction	7,514	2,543	—	10,057

Total	$14,971	$10,723	$1,687	$27,381

Loans with:
Fixed Rates	$14,745	$13,270	$3,024	$31,039
Variable Rates	52,057	30,210	1,530	83,797

	$66,802	$43,480	$4,554	$114,836

Table 7
Allowance for Loan Losses

	December 31,
	2002	2001

Balance, beginning of period	$1,192,202	$489,000
Provision for loan losses	841,337	719,893
Chargeoffs:
Commerical	—	16,691
Real estate	—	—
Consumer	—	—

Total chargeoffs	—	16,691
Recoveries:
Commerical	15,000	—
Real estate	—	—
Consumer	—	—

Total recoveries	15,000	—

Net chargeoffs	(15,000)	16,691

Balance, end of period	$2,048,539	$1,192,202

The Corporation places a loan on non-accrual status when management believes, after considering economic and business conditions and collections efforts, that the borrower’s financial condition is such that full collection of principal and interest is doubtful, or when the loan is past due for 90 days or more, unless the debt is both well-secured and in the process of collection.

At December 31, 2002 the Corporation had no non-accrual loans and no troubled debt restructurings. The same was true at December 31, 2001.

At December 31, 2002 there were no loans past due 90 days or more.

Table 8
Allocation of the Allowance for Loan Losses

	December 31,
	2002	2001

	Allowance	Allowance
	(in thousands)	(in thousands)
Commercial	$310,958	$243,678
Commercial real estate	796,498	467,137
Real estate construction	158,326	228,980
Residential real estate	768,564	171,995
Consumer	14,193	80,412

	$2,048,539	$1,192,202

Table 9
Average Deposits and Average Rates Paid

	December 31,

	2002			2001

	Average	Income /	Yield /	Average	Income /	Yield /
Interest bearing liabilities:	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing demand deposits	$7,383,910	$165,340	2.24%	$2,457,710	$71,387	2.90%
Money market deposit accounts	11,884,162	270,215	2.27%	5,910,445	202,856	3.43%
Savings accounts	393,702	4,531	1.15%	481,294	10,379	2.16%
Time deposits	77,796,866	3,306,541	4.25%	41,412,471	2,446,132	5.91%

Total interest-bearing deposits	97,458,640	3,746,627	3.84%	50,261,920	2,730,754	5.43%
Non-interest bearing deposits	34,092,729			17,454,627

Total deposits	$131,551,369			$67,716,547

Certificate of Deposit Maturity Distribution

	December 31, 2002

	Three Months or	Three Months to	Over
	Less	Twelve Months	Twelve Months	Total

Certificates of deposit:
Less than $100,000	$10,088,584	$17,335,678	$33,740,805	$61,165,067
Greater than or equal to $100,000	18,461,627	6,033,595	9,655,986	34,151,208

	$28,550,211	$23,369,273	$43,396,791	$95,316,275

	December 31, 2001

	Three Months or	Three Months to	Over
	Less	Twelve Months	Twelve Months	Total

Certificates of deposit:
Less than $100,000	$7,839,839	$20,053,598	$16,987,343	$44,880,780
Greater than or equal to $100,000	4,442,694	9,565,054	4,992,907	19,000,655

	$12,282,533	$29,618,652	$21,980,250	$63,881,435

Table 10
Return on Average Assets and Return on Average Equity

	December 31,
	2002	2001

Average total assets	$164,499,489	$90,721,881

Average shareholders’ equity	$13,361,160	$10,139,446

Net income	$2,694,740	$887,143

Cash dividends declared	$—	$—

Return on average assets	1.64%	0.98%

Return on average shareholders’ equity	20.17%	8.75%

Average shareholders’ equity to average total assets	8.12%	11.18%

Table 11
Interest Sensitivity Analysis

	December 31, 2002

	Maturing or Repricing

	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total

	(Dollars in thousands)
Interest Earning Assets:
Securities	$—	$—	$7,444	$8,193	$15,637
Loans held for sale	93,852	—	—	—	93,852
Loans	52,944	13,858	43,480	4,554	114,836
Interest bearing deposits	7,039	—	—	—	7,039
Federal funds sold	19	—	—	—	19

Total interest earning assets	$153,854	$13,858	$50,924	$12,747	$231,383
Interest bearing liabilities:
Interest-bearing demand deposits	$6,023	$—	$—	$—	$6,023
Money market deposit accounts	15,265	—	—	—	15,265
Savings accounts	294	—	—	—	294
Time deposits & IRAs	28,550	23,369	42,806	591	95,316

Total interest-bearing deposits	$50,132	$23,369	$42,806	$591	$116,898
FHLB Advances	28,882	—	1,000	—	29,882
Securities sold under agreements to repurchase	2,740	—	—	—	2,740
Other short-term borrowings	3,763	—	—	—	3,763
Trust Preferred Debt	—	—	4,000	—	4,000

Total interest-bearing liabilities	$85,517	$23,369	$43,806	$591	$153,283

Period Gap	$68,337	$(9,511)	$7,118	$12,156	$78,100

Cumulative Gap	$68,337	$58,826	$65,944	$78,100	$78,100

Cumulative Gap / Total Assets	28.43%	24.48%	27.44%	32.49%	32.49%

Table 12
Borrowed Funds Distribution

	December 31,
	2002	2001

At Period End
FHLB Advances	$29,881,876	$1,050,000
Securities sold under agreements to repurchase	2,740,073	1,679,088
Trust Preferred Debenture	4,000,000	—
Other borrowed funds	3,762,679	12,143,287

Total at period end	$40,384,628	$14,872,375

Average Balances
FHLB Advances	$8,838,527	$883,151
Securities sold under agreements to repurchase	2,163,402	2,905,970
Trust Preferred Debenture	1,666,666	—
Other borrowed funds	4,477,171	7,811,490

Total average balance	$17,145,766	$11,600,611

Average rate paid on all borrowed funds	3.69%	4.34%

Table 13
Risk Based Capital Analysis

	December 31,
	2002	2001

	(Dollars in thousands)
Tier 1 Capital:
Common stock	$5,850	$5,000
Capital surplus	7,149	5,000
Retained earnings	3,199	505
Disallowed Goodwill & Intangibles	(245)	—

Total tier 1 capital	15,953	10,505

Tier 2 Capital:
Subordinated Debt	4,000	—
Allowance for loan losses	2,048	1,192

Total Risk Based Capital	$22,001	$11,697

Risk weighted assets	$165,005	$95,841

Quarterly average assets	$246,066	$117,926

			Regulatory
Capital Ratios:			Minimum

Tier 1 risk based capital ratio	9.67%	10.96%	4.00%
Total risk based capital ratio	13.33%	12.20%	8.00%
Leverage ratio	6.48%	8.91%	4.00%

ITEM 7 – FINANCIAL STATEMENTS

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets
December 31, 2002 and 2001

Assets	2002	2001

Cash and due from banks	$5,765,468	$2,988,744
Interest-bearing deposits in other banks	7,038,686	9,292,508
Federal funds sold	19,000	596,000
Securities available for sale, at fair value	15,637,141	10,582,376
Loans held for sale	93,852,159	38,615,025
Loans, net of allowance for loan losses 2002, $2,048,539; 2001, $1,192,202	112,787,071	67,543,928
Premises and equipment	622,642	550,199
Other assets	4,625,939	1,900,212

Total assets	$240,348,106	$132,068,992

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing demand deposits	$61,352,599	$25,145,348
Savings and interest-bearing deposits	21,582,399	15,848,923
Time deposits	95,316,275	63,881,435

Total deposits	178,251,273	104,875,706
Securities sold under agreement to repurchase	2,740,074	1,679,088
FHLB borrowings	29,881,877	1,050,000
Other short-term borrowings	3,762,679	12,143,287
Trust preferred capital notes	4,000,000	- -
Other liabilities and accrued expenses	5,420,873	1,855,668
Commitments and contingent liabilities	- -	- -

Total liabilities	224,056,776	121,603,749

Shareholders’ Equity
Common stock, par value, $5.00; authorized 10,000,000 shares; issued and outstanding 2002, 1,170,000 shares, 2001, 1,000,000 shares	5,850,000	5,000,000
Surplus	7,148,274	5,000,000
Retained earnings	3,199,478	504,738
Accumulated other comprehensive income (loss)	93,578	(39,495)

Total shareholders’ equity	16,291,330	10,465,243

Total liabilities and shareholders’ equity	$240,348,106	$132,068,992

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income
For the Years Ended December 31, 2002 and 2001

	2002	2001

Interest and Dividend Income
Interest and fees on loans	$9,531,038	$5,697,515
Interest on federal funds sold	17,196	23,355
Interest on deposits in other banks	143,775	255,806
Interest and dividends on securities, taxable	393,035	372,604

Total interest and dividend income	10,085,044	6,349,280

Interest Expense
Interest on deposits	3,746,627	2,730,754
Interest on securities sold under agreement to repurchase	23,555	87,010
Interest on FHLB borrowings	207,370	49,292
Interest on other short-term borrowings	157,048	367,239
Interest on long term borrowings	102,175	- -

Total interest expense	4,236,775	3,234,295

Net interest income	5,848,269	3,114,985
Provision for loan losses	841,337	719,893

Net interest income after provision for loan losses	5,006,932	2,395,092

Noninterest Income
Service fees on deposit accounts	107,936	31,431
Fees on Loans Held for Sale	19,736,907	9,812,625
Other income	2,648,799	1,237,679

Total noninterest income	22,493,642	11,081,735

Noninterest Expense
Salaries and employee benefits	14,312,465	7,651,493
Occupancy expense	632,500	394,993
Furniture and equipment expense	610,362	324,168
Other operating expenses	7,891,368	3,689,659

Total noninterest expense	23,446,695	12,060,313

Income before income taxes	4,053,879	1,416,514
Income Taxes	1,359,139	529,371

Net income	$2,694,740	$887,143

Earnings per share, basic	$2.45	$0.89

Earnings per share, assuming dilution	$2.16	$0.81

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2002 and 2001

				Accumulated
				Other
			Retained	Compre-	Compre-
	Common		Earnings	hensive	hensive
	Stock	Surplus	(Deficit)	Income (Loss)	Income	Total

Balance, December 31, 2000	$5,000,000	$5,000,000	$(382,405)	$13,065		$9,630,660
Comprehensive income:
Net income	- -	- -	887,143	- -	$887,143	887,143
Other comprehensive (loss), unrealized holdings losses arising during the period (net of tax, $20,344)	- -	- -	- -	(52,560)	(52,560)	(52,560)

Total comprehensive income					$834,583

Balance, December 31, 2001	$5,000,000	$5,000,000	$504,738	$(39,495)		$10,465,243
Issuance of Common Stock	850,000	2,148,274	- -	- -	- -	2,998,274
Comprehensive income:
Net income	- -	- -	2,694,740	- -	2,694,740	2,694,740
Other comprehensive (loss), unrealized holdings losses arising during the period (net of tax, $48,205)	- -	- -	- -	133,073	133,073	133,073

Balance, December 31, 2002	$5,850,000	$7,148,274	$3,199,478	$93,578	$2,827,813	$16,291,330

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002 and 2001

	2002	2001

Cash Flows from Operating Activities
Net income	$2,694,740		$887,143
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	841,337		719,893
Deferred tax (benefit)	(410,602)		(280,616)
Net amortization (accretion) on securities	46,418		(23,532)
Depreciation	202,385		169,523
Changes in assets and liabilities:
(Increase) in loans held for sale	(55,237,134)		(28,745,760)
(Increase) in other assets	(2,383,673)		(903,882)
Increase in other liabilities	3,715,205		1,180,812

Net cash (used in) operating activities	(50,531,324)		(26,996,419)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	12,603,525		17,552,010
Purchases of securities available for sale	(17,503,086)		(24,174,929)
Decrease in federal funds sold	577,000		4,569,000
Net (increase) in loans	(46,084,480)		(38,095,116)
Purchases of premises and equipment	(274,829)		(260,227)

Net cash (used in) investing activities	(50,681,870)		(40,409,262)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	41,940,727		22,360,010
Net increase in time deposits	31,434,840		41,751,324
Increase in securities sold under agreement to repurchase	1,060,986		110,833
Net increase in FHLB borrowings	28,831,877		1,050,000
Net increase (decrease) in short-term borrowings	(8,380,608)		12,143,287
Increase in trust preferred capital notes	4,000,000		- -
Proceeds from issuance of common stock	2,848,274		- -

Net cash provided by financing activities	101,736,096		77,415,454

Increase in cash and cash equivalents	522,902		10,009,773
Cash and Cash Equivalents
Beginning	12,281,252		2,271,479

Ending	$12,804,154		$12,281,252

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$4,229,027		$3,159,538

Cash payments for income taxes	$578,165		$582,131

Supplemental Disclosures of Noncash Investing Activities
Issuance of common stock in exchange for net assets in acquisition	$150,000	$	- -

Unrealized gain (loss) on securities available for sale	$201,622		$(72,904)

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Access National Corporation and its wholly-owned subsidiaries, Access National Bank and Access National Capital Trust I. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Access National Corporation and subsidiary (the “Corporation”) conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

Nature of Operations - Access National Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its sole subsidiary, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association. The Bank offers a wide range of banking services available to both individuals and businesses.

Access National Bank has two wholly-owned subsidiaries: Access National Mortgage, a mortgage banking company and Access Leasing, a leasing company. Access Leasing was acquired in exchange for 7,500 shares of Access National Bank stock in the second quarter of 2002.

Securities — Debt securities that management has both the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available for sale at December 31, 2002 and 2001.

Loans - The Bank grants commercial, real estate, and consumer loans to customers in the community in and around Northern Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Bank’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans and other loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held for Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value considers commitment agreements with investors and prevailing market prices. Substantially all loans originated by Access National Mortgage Corporation are held for sale to outside investors.

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable hat the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Rate Lock Commitments – Access National Mortgage enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 60 to 120 days. The Mortgage Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Mortgage Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

The cumulative effect of adopting SFAS 133 for rate lock commitments as of October 1, 2002 was not material.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated over their estimated useful lives; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation is computed using the straight-line method over the estimated useful lives of 30 years for office buildings and 3 to 15 years for furniture, fixtures, and equipment. Costs of maintenance and repairs are charged to income as incurred; improvements and betterments are capitalized. When items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the determination of net income.

Income Taxes - Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Goodwill — The Corporation adopted Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.

As of December 31, 2002, the Corporation had goodwill of $135,755 related to the purchase of Access Leasing which is not being amortized. The Corporation also had other intangible assets related to this purchase of $110,696. This amount is being amortized over 60 months.

Stock-Based Compensation Plans - At December 31, 2002, the Corporation had a stock-based compensation plan, which is described more fully in Note 12. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Year Ended December 31,

	2002	2001

Net income, as reported	$2,694,740	$887,143
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(156,458)	(95,157)

Pro forma net income	$2,538,282	$791,986

Earnings per share:
Basic — as reported	$2.45	$.89

Basic — pro forma	$2.32	$.78

Diluted — as reported	$2.16	$.81

Diluted — pro forma	$2.05	$.71

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model for 2002 and the minimum value method for 2001 of measurement with the following weighted-average assumptions:

	Year Ended December 31,

	2002	2001

Dividend yield	- -	- -
Expected life	7 years	7 years
Risk-free interest rate	4.55%	5.26%
Volatility	20.35%	N/A

Earnings Per Share — Basic earnings per share represents income available to common shareholders divided by the weighted-average number of shares outstanding during the period, as restated for a 10 for 1 stock split declared in April 2001. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Common equivalent shares are excluded from the computation if their effect is antidilutive.

Cash and Cash Equivalents — For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks and interest-bearing deposits in other banks.

Advertising Costs – The Corporation follows the policy of charging the production costs of advertising to expense as incurred.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Shareholders’ Equity – A 10 for 1 stock split was declared in April 2001. The authorized shares of common stock increased from 1,000,000 to 10,000,000 and par value per share decreased from $50 to $5.

The Corporation concluded a rights offering of its common stock to shareholders and employees on June 3, 2003, with the sale of 162,500 shares ($5 par) at $18.00 per share. Net proceeds from the offering equaled $2,848,274.

Reclassifications - Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Note 2. Securities

Amortized costs and fair values of the securities available for sale as of December 31, 2002 and 2001 are as follows:

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasury Notes	$1,656,010	$59,990	$ - -	$1,716,000
U.S. Governmental agencies	2,994,016	18,227	- -	3,012,243
Mortgage Backed Securities	9,051,232	63,566	- -	9,114,798
Restricted stock -
Federal Reserve Bank stock	300,000	- -	- -	300,000
FHLB Stock	1,494,100	- -	- -	1,494,100

	$15,495,358	$141,783	$ - -	$15,637,141

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Treasury Notes	$1,672,630	$ - -	$(57,130)	$1,615,500
U.S. Governmental agencies	8,499,585	7,134	(9,843)	8,496,876
Restricted stock -
Federal Reserve Bank stock	300,000	- -	- -	300,000
FHLB Stock	170,000	- -	- -	170,000

	$10,642,215	$7,134	$(66,973)	$10,582,376

The amortized cost and fair value of securities available for sale as of December 31, 2002 by contractual maturities, are shown below. Maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value

Due after one through five years	$4,650,026	$4,728,243
Mortgage Backed Securities	9,051,232	9,114,798
Restricted Stock:
Federal Reserve Bank stock	300,000	300,000
FHLB stock	1,494,100	1,494,100

	$15,495,358	$15,637,141

For the years ended December 31, 2002 and 2001, there were no sales of securities available for sale.

The book value of securities pledged to secure securities sold under agreement to repurchase and for other purposes amounted to $13,586,141 at December 31, 2002 and $3,000,000 at December 31, 2001.

Note 3. Loans

Net loans are summarized (in thousands) as follows:

	2002	2001

Loans secured by real estate:
Construction and land development	$10,057	$10,821
Secured by 1 to 4 family residential properties	42,625	19,906
Secured by multi-family residential	2,967	818
Secured by nonfarm nonresidential properties	41,081	26,184
Commercial and industrial loans	17,324	9,115
Consumer loans	782	1,892

Total loans	114,836	68,736
Less allowance for loan losses	2,049	1,192

Net loans	$112,787	$67,544

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2002	2001

Balance at beginning of year	$1,192,202	$489,000
Provision charged to operating expense	841,337	719,893
Loan recoveries	15,000	- -
Loan charge-offs	- -	(16,691)

Balance at end of year	$2,048,539	$1,192,202

The Bank had no impaired loans as of December 31, 2002 and 2001.

Nonaccrual loans amounted to $932,326 at December 31, 2001. If interest had been accrued, such income would have been approximately $11,643. There were no nonaccrual loans as of December 31, 2002.

Note 5. Premises and Equipment

Premises and equipment are summarized as follows:

	2002	2001

Leasehold improvements	$240,289	$220,428
Furniture and equipment	806,340	634,089

	1,046,629	854,517
Less accumulated depreciation	423,987	304,318

	$622,642	$550,199

Depreciation expense included in the operating expenses for the years ended December 31, 2002 and 2001, was $202,385 and $169,523, respectively.

Note 6. Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000 was $34,151,208 and $19,102,896 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of time deposits were as follows:

2003	$51,919,484
2004	15,586,730
2005	18,518,925
2006	3,119,358
2007	5,580,783
Later years	590,995

$95,316,275

Note 7. Short-Term Borrowings

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities.

As of December 31, 2002, the Bank had a $38,850,000 one-year warehouse line of credit with the Federal Home Loan Bank of Atlanta. As of December 31, 2002, there were outstanding borrowings of $15,881,877. As of December 31, 2002, the Bank has pledged $60,072,719 of the one-to-four family mortgage loans held for sale as collateral on this line of credit. The Bank also has a Daily Credit Line with the Federal Home Loan Bank of Atlanta totaling $17,750,000, secured by first mortgages and securities. At December 31, 2002, there were outstanding borrowings of $14,000,000. Outstanding borrowings with Federal Home Loan Bank of Atlanta were $1,050,000 as of December 31, 2001.

The Corporation engaged in commercial paper arrangements with investors and is committed to acting as an agent to provide unsecured overnight investments. The Corporation held $3,762,679 and $1,336,390 in commercial paper arrangements payable on demand as of December 31, 2002 and 2001, respectively. Interest is paid at a variable rate of interest which is determined daily based on short-term money market rates.

During 2001, the Corporation had a $15,000,000 line of credit with First Tennessee Bank. As of December 31, 2001, there were outstanding borrowings of $10,806,897 against this line of credit that matured on February 28, 2002. The borrowings had a variable rate of interest.

Note 8. Income Taxes

Net deferred tax assets consisted of the following components as of December 31, 2002 and 2001:

	2002	2001

Deferred tax assets:
Allowance for loan losses	$411,790	$259,434
Organizational expenses	62,076	82,331
Accrual to cash basis adjustment	114,085	65,012
Deferred fees	112,685	95,128
Provision for off balance sheet losses	18,360	- -
Securities available for sale	- -	20,344

	718,996	522,249

Deferred tax liability:
Depreciation	27,778	21,058
Securities available for sale	48,206	- -

	75,984	21,058

Net deferred tax assets before valuation allowance	643,012	501,191
Less: Valuation allowance	- -	(200,231)

Net deferred tax assets included in other assets	$643,012	$300,960

The provision for income taxes charged to operations for the years ended December 31, 2002 and 2001 consisted of the following:

	2002	2001

Current tax expense	$1,769,741	$809,987
Deferred tax (benefit)	(210,371)	(248,405)
Change in valuation allowance	(200,231)	(32,211)

	$1,359,139	$529,371

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2002 and 2001 as follows:

	2002	2001

Computed “expected” tax expense	$1,378,319	$481,615
Increase (decrease) in income taxes resulting from:
State income taxes	203,475	96,648
Other	(222,475)	(48,892)

	$1,359,319	$529,371

Note 9. Commitments and Contingent Liabilities

The Corporation was committed under noncancelable operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2002 and 2001 totaled $547,043 and $361,256.

Future minimum lease payments under these leases are as follows:

2003	$502,312
2004	391,493
2005	323,293
2006	304,081
2007	47,156

$1,568,335

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Corporation does not anticipate any material loss as a result of these transactions.

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the Federal Reserve. For the weeks ending December 31, 2002 and 2001, the amount of daily average required balances were approximately $769,000 and $291,000, respectively.

Note 10. Financial Instruments With Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $11,523,374 and $3,045,000 in outstanding commitments at December 31, 2002 and 2001, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $18,087,010 and $13,807,000 in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2002 and 2001, respectively.

At December 31, 2002, Access National Mortgage Corporation had locked-rate commitments to originate mortgage loans amounting to approximately $175 million and loans held for sale of $95 million. Access National Mortgage Corporation has entered into commitments, on a best-effort basis to sell loans of approximately $270 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. Access National Mortgage Corporation does not expect any counterparty to fail to meet its obligations.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $1,934,521 and $750,000 at December 31, 2002 and 2001, respectively.

The Corporation has cash accounts in other commercial banks. The amount of deposit at these banks at December 31, 2002 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $7,038,295.

Note 11. Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Corporation for loans totaling $1,460,011 and $1,645,437 at December 31, 2002 and 2001, respectively. During 2002, total principal additions were $950,000 and total principal payments were $1,135,426. The aggregate amount of deposits at December 31, 2002 and 2001 from directors and officers was $1,163,907 and $2,375,176, respectively.

Note 12. Stock-Based Compensation Plan

The Corporation’s shareholders approved the Corporation’s 1999 Stock Option Plan at the 2000 Annual Meeting of Shareholders. The plan reserves 174,410 shares of Common Stock. The Stock Plan allows for incentive stock options to be granted with an exercise price equal to the fair market value at the date of grant. All options expire seven years from the grant date. All shares have been restated to reflect the 10 for 1 stock split declared in April 2001. 21,453 of the options granted in 2002 were related to the rights offering.

Changes in the stock options outstanding under the Stock Plan are summarized as follows:

	2002		2001

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	133,330	$11.50	109,530	$10.09
Granted	33,243	20.23	24,168	17.91
Exercised	- -	- -	- -	- -
Forfeited	(1,489)	15.39	(368)	13.59

Outstanding at end of year	165,084	$13.22	133,330	$11.50

Options exercisable at year-end	78,543	$10.00	50,661	$10.00

Weighted average minimum fair value per share granted during year		$7.03		$5.07

Summary information pertaining to options outstanding at December 31, 2002 is as follows:

		Average	Weighted
		Remaining	Average
Exercise	Number	Contractual	Exercise	Shares
Price	Outstanding	Life	Price	Exercisable

$10.00	100,530	4.0 years	$10.00	78,543
11.10	11,250	5.0	11.10	- -
13.59	4,000	6.0	13.59	- -
17.00	100	6.0	17.00	- -
20.11	25,944	7.0	20.11	- -
20.26	15,985	6.0	20.26	- -
20.66	7,275	7.0	20.66	- -

	165,084			78,543

Note 13. Warrants

As of December 31, 2002, there were 175,620 warrants at an exercise price of $10 issued and outstanding. Of this amount, 27,710 warrants were held by the organizing shareholders of the Corporation and vested at the date of issuance. The remaining 147,910 warrants were held by the former shareholders of Access National Mortgage Corporation, pursuant to the merger agreement dated June 10, 1999. Under the merger agreement, the vesting of these warrants that are subject to future financial performance of the mortgage business unit. Based upon performance through December 31, 2002, 127,910 of these warrants were vested and exercisable.

In connection with the 2002 stock offering 162,500 warrants were issued at an exercise price of $20.00 per share and vested at the date of issuance.

Note 14. Capital Requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2002 and 2001, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001, in thousands, are also presented in the table:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Amount in Thousands)
December 31, 2002:
Total Capital
(to Risk Weighted Assets)
Corporation	$22,001	13.33%	$13,081	8.00%	N/A	N/A
Bank	$17,837	10.82%	$13,189	8.00%	$16,486	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$15,953	9.67%	$6,540	4.00%	N/A	N/A
Bank	$15,788	9.58%	$6,594	4.00%	$9,891	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$15,953	6.48%	$9,368	4.00%	N/A	N/A
Bank	$15,788	6.42%	$9,843	4.00%	$12,303	5.00%
December 31, 2001:
Total Capital
(to Risk Weighted Assets)
Bank	$11,697	12.20%	$7,667	8.00%	N/A	N/A
Tier 1 Capital
(to Risk-Weighted Assets)
Bank	$10,505	10.96%	$3,834	4.00%	N/A	N/A
Tier 1 Capital
(to Average Assets)
Bank	$10,505	8.91%	$4,717	4.00%	N/A	N/A

Note 15. Dividend Restrictions

Federal regulations limit the amount of dividends which the Corporation can pay without obtaining prior approval and, additionally, requires that the Corporation maintain a ratio of total capital to assets, as defined by regulatory authorities. As of December 31, 2002, the Corporation was required to obtain prior approval on any dividend declared.

Note 16. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders. All shares and per share amounts have been restated to reflect a 10 for 1 stock split declared in April 2001.

	2002		2001

		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic earnings per share	1,099,000	$2.45	1,000,000	$.89

Effect of dilutive securities:
Stock options and warrants	147,344		96,998

Diluted earnings per share	1,246,344	$2.16	1,096,998	$.81

Note 17. Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan which authorizes a maximum voluntary salary deferral of up to 15% of compensation, subject to statutory limitations. All full-time employees are eligible to participate after one year of employment. The Corporation reserves the right for an annual discretionary contribution to the account of each eligible employee based in part of the Corporation’s profitability for a given year, and on each participant’s yearly earnings. $18,416 and $32,582 was charged to expense under the Plan for 2002 and 2001, respectively. There was no amount charged to expense under the Plan for 2001.

Note 18. Other Expenses

The Corporation had the following other expenses as of December 31, 2002 and 2001:

	2002	2001

Advertising and promotional expense	$1,552,926	$819,280
Investor fees	669,946	379,868
Other settlement fees	380,195	262,141
Branch management fees	1,789,458	514,900
Other	3,498,843	1,713,470

	$7,891,368	$3,689,659

Note 19. Fair Value of Financial Instruments and Interest Rate Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

For securities, fair values are based on quoted market prices or dealer quotes.

Loans Held for Sale

Fair values are based on quoted market prices of similar loans sold on the secondary market.

Loan Receivables

For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits and Borrowings

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of all other deposits and borrowings is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 2002 and 2001, the carrying amounts of loan commitments, rate lock commitments and stand-by letters of credit approximated fair values.

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Thousands)		(Thousands)
Financial assets:
Cash and short-term investments	$12,823	$12,823	$12,877	$12,877
Securities	15,637	15,637	10,582	10,582
Loans held for sale	93,852	93,852	38,615	38,615
Loans	112,787	112,979	67,544	67,916
Accrued interest receivable	752	752	439	439
Financial liabilities:
Deposits	$178,251	$178,516	$104,876	$105,326
Securities sold under agreement to repurchase	2,740	2,740	1,679	1,679
FHLB borrowings	29,881	29,919	1,050	1,050
Other short-term borrowings	3,763	3,768	12,143	12,143
Trust preferred capital notes	4,000	4,000	- -	- -
Accrued interest payable	5	5	46	46

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

Note 20. Segment Reporting

Access National Corporation has two reportable segments: traditional commercial banking and a mortgage banking business. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income.

The commercial bank segment provides the mortgage segment with the short term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process.

The following table presents segment information for the years ended December 31, 2002 and 2001:

2002 (dollars in thousands)

	Commercial	Mortgage			Consolidated
	Banking	Banking	Elimination		Totals

Revenues:
Interest income	$8,605	$2,795		$(1,315)	$10,085
Gain on sale of loans	- -	19,737		- -	19,737
Other	540	2,217		- -	2,757

Total operating income	9,145	24,749		(1,315)	32,579

Expenses:
Interest expense	4,105	1,447		(1,315)	4,237
Salaries and employee benefits	1,987	12,325		- -	14,312
Other	2,440	7,536		- -	9,976

Total operating expenses	8,532	21,308		(1,315)	28,525

Income before income taxes	$613	$3,441	$	- -	$4,054

Total assets	$223,209	$111,708		$(94,569)	$240,348

Capital expenditures	$151	$124	$	- -	$275

2001 (dollars in thousands)

	Commercial	Mortgage			Consolidated
	Banking	Banking	Elimination		Totals

Revenues:
Interest income	$5,562	$1,391		$(604)	$6,349
Gain on sale of loans	- -	9,813		- -	9,813
Other	48	1,221		- -	1,269

Total operating income	5,610	12,425		(604)	17,431

Expenses:
Interest expense	2,884	954		(604)	3,234
Salaries and employee benefits	1,268	6,383		- -	7,651
Other	1,582	3,547		- -	5,129

Total operating expenses	5,734	10,884		(604)	16,014

Income (loss) before income taxes	$(124)	$1,541	$	- -	$1,417

Total assets	$112,643	$42,384		$(22,958)	$132,069

Capital expenditures	$143	$117	$	- -	$(260)

Note 21. Trust Preferred Capital Notes

During 2002, Access National Capital Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On July 30, 2002, $4 million of trust preferred securities were issued. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2002 was 5.93125%. Interest is payable monthly. The securities have a mandatory redemption date of July 30, 2032, and are subject to varying call provisions beginning July 30, 2007. The principal asset of the Trust is $4 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Trust Preferred not considered as Tier I capital may be included in Tier II capital.

The obligations of the Corporation with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

Note 22. Parent Only Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)

Balance Sheet
December 31, 2002

Assets
Cash	$3,971,647
Investment in subsidiaries	16,126,752
Other assets	341,145

Total assets	$20,439,544

Liabilities
Trust preferred capital notes	$4,125,000
Other liabilities	23,214

4,148,214

Shareholders’ Equity
Common stock	5,850,000
Capital surplus	7,148,274
Retained earnings	3,199,478
Accumulated other comprehensive income	93,578

Total shareholders’ equity	16,291,330

Total liabilities and shareholders’ equity	$20,439,544

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)

Statement of Income
For the Year Ended December 31, 2002

Income
Dividends from subsidiaries	$268,500

Expenses
Interest expense on trust preferred capital notes	102,175
Other expenses	65,675

Total expense	167,850

Income before income taxes and undistributed income of subsidiaries	100,650
Income tax (benefit)	(63,929)

Income before undistributed income of subsidiaries	164,579
Undistributed income of subsidiary	2,530,161

Net income	$2,694,740

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)

Statement of Cash Flows
Year Ended December 31, 2002

Cash Flows from Operating Activities
Net income	$2,694,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Undistributed income) excess distribution of income of subsidiary	(2,530,161)
(Increase) in other assets	(341,145)
Increase in accrued expenses	23,213

Net cash provided by (used in) operating activities	(153,353)

Cash Flows from Investing Activities, increase in investment in subsidiaries	(2,848,274)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	2,848,274
Proceeds from trust preferred capital notes	4,125,000

Net cash provided by (used in) financing activities	6,973,274

Increase in cash and cash equivalents	3,971,647
Cash and Cash Equivalents
Beginning	- -

Ending	$3,971,647

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Access National Corporation
Chantilly, Virginia

     We have audited the accompanying consolidated balance sheets of Access National Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Winchester, Virginia
February 14, 2003

ITEM 8- CHANGES IN THE DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

This information is incorporated herein by reference from the Corporation’s 2003 Proxy Statement.

ITEM 10 – EXECUTIVE COMPENSATION

This information is incorporated herein by reference from the Corporation’s 2003 Proxy Statement.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated herein by reference from the Corporation’s 2003 Proxy Statement.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated herein by reference from the Corporation’s 2003 Proxy Statement.

ITEM 13 – EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index:

(b)  Reports on Form 8-K

     None

Exhibit Number

3.1	Articles of Association of Access National Bank (incorporated by reference to Form 8K dated June 15, 2002)
3.2	Bylaws of Access National Bank (incorporated by reference to Form 8K dated June 15, 2002)
4.0	Form of Common Stock Certificate of Access National Bank
10.1	Employment Letter Agreement between Access National Bank and Michael W. Clarke.
10.2	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker.
10.3	Employment Letter Agreement between Access National Bank and Charles Wimer.
10.4	Employment Agreement between Mortgage Investment Corporation and Michael Rebibo.
10.5	Access National Bank 1999 Stock Option Plan
10.6	Lease agreement between Access National Bank and William and Blanca Spencer
10.7	Lease agreement between Access National Mortgage Corporation and WJG, LLC
22.0	Access National Corporation 2003 Proxy Statement for Annual Meeting
24.0	Power of Attorney (included) herewith at Page 67

ITEM 14 – CONTROLS AND PROCEDURES

Pursuant to provisions of the Securities Exchange Act of 1934, the Corporation’s chief executive officer and chief financial officers are responsible for establishing and maintaining disclosure controls and procedures for the Corporation. They have designed such disclosure controls and procedures to ensure that material information relating to the Corporation is made known to them in a timely fashion b others within the Corporation, particularly during periods when the Corporation’s quarterly and annual reports are being prepared. They have evaluated the effectiveness of the Corporation’s disclosure controls and procedures within 90 days prior to the filing date of this annual report on Form 10-K, and based on their evaluation of these controls and procedures, concluded that the Corporation’s disclosure controls and procedures were operating effectively as of the Evaluation Date.

There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect its natural controls subsequent to the date of the most recent evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation

Date: March 25, 2003	By: /s/ Michael W. Clarke
Michael W. Clarke
President / CEO

Date: March 25, 2003	By: /s/ Charles Wimer
Charles Wimer
Executive Vice President & CFO

SIGNATURES

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Michael W. Clarke, his true and lawful attorney-in-fact as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do fully and to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors	Date

/s/ J. Randolph Babbit J. Randolph Babbit	March 25, 2003

/s/ Michael W. Clarke Michael W. Clarke	March 25, 2003

/s/ John W. Edgemond John W. (Skip) Edgemond	March 25, 2003

/s/ James L. Jaldos James L. (Ted) Jaldos	March 25, 2003

/s/ Robert C. Shoemaker Robert C. Shoemaker	March 25, 2003

CERTIFICATIONS

I Michael W. Clarke, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Access National Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and the other financial information included in this annual report, fairly present in material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Michael W. Clarke Michael W. Clarke President and Chief Executive Officer & Director

I Charles Wimer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Access National Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and the other financial information included in this annual report, fairly present in material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Charles Wimer Charles Wimer Executive Vice President and Chief Financial Officer