Form 10KSB/A
period 2002-12-31
ACCESS NATIONAL CORP
filed 2003-04-30
CIK 1176316

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-49929

ACCESS NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	82-0545425

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14006 Lee Jackson Memorial Highway, Chantilly, Virginia 20151

(Address of principal executive office) (Zip Code)

(703) 871-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ X ]

The registrant’s revenues for the fiscal year ended December 31, 2002 were $32,578,686.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on March 13, 2003 (a date within the past 60 days) was approximately $24,608,668.

Common Stock $5.00 par value	Outstanding at March 13, 2003

(Class)	1,170,000 shares

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-KSB (the “Amendment”) is being filed to amend the Annual Report on Form 10-KSB of Access National Corporation (the “Corporation”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2003 (the “Original Report on Form 10-KSB”). The primary purpose of this Amendment is to include Items 9, 10, 11 and 12 previously intended to be incorporated by reference through the Corporation’s Proxy Statement for its 2003 Annual Meeting of Shareholders. The Corporation will not be filing its 2003 Proxy Statement with the SEC, and therefore, is filing this Amendment. With this Amendment, the Corporation is also: (i) correcting certain information on the cover page (including clarifying that the Corporation does not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934), (ii) adding to Item 5 information that was inadvertently omitted from the Original Report on Form 10-KSB, (iii) correcting the exhibit list in Item 13, and (iv) providing the additional information required for issuers subject to Section 15(d) of the Securities Exchange Act of 1934. This Amendment does not amend any other disclosure in the Original Report on Form 10-KSB.

ACCESS NATIONAL CORPORATION
FORM 10-KSB/A

INDEX

PART II
Item 5.	Market for Common Equity and Related Shareholder Matters	Page 2

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	Page 2
Item 10.	Executive Compensation	Page 4
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 8
Item 12.	Certain Relationships and Related Transactions	Page 10
Item 13.	Exhibits and Reports on Form 8-K	Page 11

Signatures		Page 12
Certifications		Page 14

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Corporation’s common stock is not listed on an exchange and is not actively traded. To date, only limited trading in the Corporation’s common stock has occurred. The stock prices listed reflect actual trades that occurred.

	2002		2001

	High	Low	High	Low

First Quarter	$20.25	$20.00	$12.30	$12.00
Second Quarter	$22.00	$20.00	$14.00	$13.50
Third Quarter	$20.00	$19.00	$17.00	$17.00
Fourth Quarter	$26.00	$19.00	$20.51	$20.00

As of March 13, 2003, the Corporation had outstanding 1,170,000 shares of Common Stock, par value $5.00 per share, held by approximately 325 shareholders of record.

The Corporation has not declared any cash dividends. Payment of dividends is at the discretion of the Corporation’s Board of Directors, is subject to various federal and state, regulatory limitations, and is dependent upon the overall performance and capital requirements of the Corporation.

On April 10, 2002 the Bank issued 7,500 shares of common stock in exchange for 100% of the shares of Commercial Finance Corporation (now known as Access National Leasing corporation).

On April 15, 2002 the Bank sold 162,500 shares of its common stock under a rights offering to existing shareholders and employees at a price of $18.00 per share and a par value of $5.00. A warrant for one share accompanied each share purchased. The warrants are exercisable immediately at an exercise price of $20.00 per share and expire two years from the date of issue.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

The Corporation’s Board of Directors is divided into three classes (I, II, and III), with each class serving a three-year term. Certain information regarding the Corporation’s directors is set forth below.

		Principal
	Served	Occupation During
Name (Age)	Since(1)	Past Five Years

Class I Directors	(Serving Until the 2003 Annual Meeting)

Michael W. Clarke (41)	1999	President, Chief Executive Officer, and Director of Corporation since April 18, 2002; President, Chief Executive Officer, and Director of Access National Bank since inception in 1999. Prior to joining Access National Bank , Chief Credit Officer of Patriot National Bank/United Bank, Vienna, Virginia.

James L. Jadlos (37)	2000	Director of Corporation since April 18, 2002; Director, Access National Bank since May 23, 2000; President , Griffin Capital Partners, Inc., Denver, Colorado since 2002. Previously a Principal with Phoenix Capital, Inc.

Class II Directors	(Serving Until the 2004 Annual Meeting)

Robert C. Shoemaker (42)	1999	Executive Vice President, Corporate Secretary and Director of Corporation since April 18, 2002; Director, Access National Bank since inception in 1999. Prior to joining Access National Bank, Senior Vice President of Construction and Real Estate Lending for Patriot National Bank/United Bank, Vienna, Virginia.

Thomas M. Kody (41)	1999	Director of Corporation since April 18, 2002; Director, Access National Bank since inception in 1999; Owner of multiple automobile dealerships in Maryland and Richmond Virginia.

Class III Directors	(Serving Until the 2005 Annual Meeting)

Jacques Rebibo (63)	1999	Chairman of the Board and Director of Corporation since April 18, 2002; Chairman of the Board of Directors, Access National Bank since February 22, 2000, Director since inception in 1999; Currently serves as a consultant to several private and public concerns. Over the last 30-years, he has held executive level positions with numerous private and publicly owned technology and financial related companies.

John W. Edgemond, IV (41)	1999	Director of Corporation since April 18, 2002; Director, Access National Bank since 1999; Owner and President of Greenworks Landscaping, Chantilly, Virginia since 1984.

J. Randolph Babbitt (56)	1999	Director of Corporation since April 18, 2002; Director, Access National Bank since 1999; President and Chief Executive Officer of Eclat Consulting, Inc. since February 2001; formerly served as President, Air Line Pilots Association International.

(1)	Refers to the year in which the director was first elected to the Board of Directors of the Corporation. Includes term as a director of Access National Bank before the Corporation became the holding company for the Bank.

Jacques Rebibo, Director and Chairman of the Boards of the Bank and Corporation, is the father of Michael Rebibo, President of Access National Mortgage Corporation. The Board of Directors is not aware of any involvement in legal proceedings that are material to an evaluation of the ability or integrity of any director, executive officer, or person nominated to become a director.

NON-DIRECTOR EXECUTIVE OFFICERS

Principal Occupation
Name (Age)	Current Position	During Past Five Years

Charles Wimer (58)	Executive Vice President and Chief Financial Officer, Access National Corporation and Access National Bank	Executive Vice President and Chief Financial Officer, Access National Bank since January 2000; Executive Vice President and Chief Financial Officer, Monarch Bank, 1999 - 2000; Executive Vice President and Chief Financial Officer, Potomac Bank, 1998 — 1999.

Michael J. Rebibo (37)	Senior Vice President, Access National Bank; President, Access National Mortgage Corporation	Senior Vice President of Access National Bank and President of Access National Mortgage since 1999; President of Mortgage Investment Corporation, 1997 — 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Corporation did not have a class of equity securities registered pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) at any time during the fiscal year ended December 31, 2002. Accordingly, there is no requirement for the Corporation’s officers, directors and 10% or greater shareholders to file reports pursuant to Section 16(a) of the Exchange Act.

ITEM 10 – EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensations. The following table shows the cash and non-cash compensation paid to the Executive Officers of the Corporation.

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
		Annual Compensation
					Securities	All
Name and				Other Annual	Underlying	Other
Principal Position	Year	Salary(1)	Bonus	Compensation(2)	Options(#)(3)	Compensation(4)

Michael W. Clarke	2002	$132,000	$53,500	—	—	$2,687
President and Chief	2001	$120,000	$49,175	—	—	$1,313
Executive Officer	2000	$100,000	—	—	16,490	—

Robert C. Shoemaker	2002	$102,125	$29,648	—	—	$2,687
Executive Vice President	2001	$95,000	$29,259	—	—	$1,313
and Corporate Secretary	2000	$85,000	—	—	10,980	—

Charles Wimer	2002	$102,125	$25,080	—	—	$1,232
Executive Vice President	2001	$95,000	$24,710	—	—	$594
and Chief Financial Officer	2000	$85,000	—	—	—	—

Michael J. Rebibo	2002	$103,041	$342,934	—	1,000	$1,971
Senior Vice President,	2001	$96,300	$186,390	—	2,860	$2,029
Access National Bank and	2000	$90,000	$61,130	—	—	—
President of Access National Mortgage

(1)	The salaries include salaries earned in 2002, 2001 and 2000 by each of the executive officers as executive officers of Access National Bank or Access National Mortgage Corporation. Access National Corporation has not paid any compensation to the executive officers to date.

(2)	The amount of compensation in the form of perquisites or other personal benefits properly categorized in this column according to the disclosure rules adopted by the Securities and Exchange Commission did not exceed the lesser of either $50,000, or 10% of the total annual salary and bonus reported for the named executive officers, in any of the three years reported.

(3)	The stock option awards granted in 2000 were for options to purchase shares of Access National Bank. In connection with the reorganization, these stock options were converted into options to purchase an equal number of shares of Corporation common stock.

(4)	All figures reflect the company’s 401(k) profit sharing match to employees.

Stock Options and SAR. The following table shows all grants of options to Messrs. Clarke, Shoemaker, Wimer and Rebibo in 2002:

Option/SAR Grants in Last Fiscal Year

Individual Grants

Number of
	Securities	% of Total
	Employees	Options
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price	Expiration
Name	Granted(#)(1)	Fiscal Year	($/Sh)	Date

Michael W. Clarke	—	—	—	—
Robert C. Shoemaker	—	—	—	—
Charles Wimer	—	—	—	—
Michael J. Rebibo	1,000	8.84%	$20.66	12/19/09

(1)	Options are first exercisable on the third anniversary of the Award date.

Option/SAR Exercises and Holdings. The following table shows stock options exercised by Messrs. Clarke, Shoemaker, Wimer and Rebibo in 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Values

Number of Securities
			Underlying Unexercised	Value of Unexercised
	Shares		Options at	In-the-Money Options
	Acquired on	Value	December 31, 2002(#)	at December 31, 2002($)(1)
Name	Exercise(#)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Michael W. Clarke	-0-	N/A	32,853/11,508	$350,213/122,675
Robert C. Shoemaker	-0-	N/A	24,858/7,669	$264,986/81,752
Charles Wimer	-0-	N/A	8,719/-0-	$92,945/-0-
Michael J. Rebibo	-0-	N/A	-0-/3,860	-0-/$10,725

(1)	Based upon an assumed common stock value of $20.66 per share as of December 31, 2002. While there is no public market, this value represents the weighted average price of trading known to the Corporation during the 4th Quarter of 2002.

Employment Agreements

The Corporation does not have any employment agreements with its executives. All executives are presently serving under employment agreements with the Bank or its subsidiaries as outlined below.

Effective October 5, 1999, Access National Bank and Mr. Clarke entered into an employment agreement under which Mr. Clarke serves as President of Access National Bank for a current annual base salary of $175,000, subject to fixed and discretionary annual increases. In addition, the agreement provides for an annual performance bonus, stock option awards, and other benefits including term life insurance and health and disability insurance coverage.

The agreement is for a term of five years, with an automatic two year renewal. Mr. Clarke serves at the pleasure of Access National Bank’s Board of Directors. If, during the term of the agreement, Mr. Clarke’s employment is terminated without cause or Mr. Clarke terminates his employment for good reason (as defined in the agreement), Mr. Clarke will be entitled to continue receiving his base salary, bonus and medical, life and liability insurance until the earlier of the expiration date of the employment agreement or three years from the termination date. If Mr. Clarke’s employment is terminated as a result of a change in control (as defined in the agreement, but not including the reorganization), he is entitled to a lump-sum severance payment equal to his remaining salary payments (based on his salary on the termination date) through the earlier of the expiration date of the employment agreement or three years from the termination date. The agreement also contains non-competition covenant for a period of one year following termination of his employment.

Effective October 5, 1999, Access National Bank and Mr. Shoemaker entered into an employment agreement under which Mr. Shoemaker serves as Executive Vice President of Access National Bank The terms of Mr. Shoemaker’s agreement are similar to Mr. Clarke’s agreement, except that Mr. Shoemaker’s current annual salary is $112,337.50.

Effective December 15, 1999, Access National Bank and Mr. Wimer entered into an employment agreement under which Mr. Wimer serves as Executive Vice President and Chief Financial Officer of Access National Bank. The terms of Mr. Wimer’s agreement are similar to Mr. Clarke’s agreement, except that Mr. Wimer’s current annual salary is $109,784. In addition, if, during the term of the agreement, Mr. Wimer’s employment is terminated without cause or Mr. Wimer terminates his employment for good reason (as defined in the agreement), Mr. Wimer will be entitled to continue receiving his base salary, medical, life and liability insurance until the earlier of the expiration date of the employment agreement or one year from the termination date.

Effective June 15, 1999, Mortgage Investment Corporation (now Access National Mortgage Corporation) and Mr. Rebibo entered into an employment agreement under which Mr. Rebibo serves as President of Mortgage Investment Corporation and Senior Vice President of Access National Bank. The terms of Mr. Rebibo’s agreement are similar to Mr. Clarke’s agreement, except that the term is for three years and Mr. Rebibo’s annual salary is $110,254. During 2002, the agreement automatically renewed for an additional two year term. Mr. Rebibo’s agreement also provides for commissions based on the loans originated by Mr. Rebibo for Access National Bank. If, during the term of the agreement, Mr. Rebibo’s employment is terminated without cause or Mr. Rebibo terminates his employment for good reason (as defined in the agreement), Mr. Rebibo will be entitled to continue receiving his base salary, medical, life and liability insurance until the expiration date of the employment agreement. Mr. Rebibo’s agreement also contains a non-competition covenant following termination of his employment.

DIRECTORS’ COMPENSATION

The non-employee members of the Board of Directors of the Corporation have not been paid any cash compensation, retainers or other fees since inception of the Corporation or Bank. Directors have received stock options under a plan designed to encourage attendance and participation at meetings, regulatory compliance, budget performance, maintenance of financial controls and referral of business to the Corporation. Under the director compensation program, each non-employee director earned 2,500 stock options in connection with service during the fiscal year ended December 31, 2002. The option awards are contingent upon shareholder approval of an amendment to the Corporation’s 1999 Stock Option Plan at the Corporation’s 2003 Annual Meeting of Shareholders.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows as of April 1, 2003, the beneficial ownership of the Corporation’s common stock of each director, certain executive officers and of all directors, director nominees, and executive officers of the Corporation as a group. To the Corporation’s knowledge, all beneficial owners of more than 5% of the Corporation’s outstanding common stock are listed below.

	Shares of
	Common		Number of	Number of
	Stock		Shares under	Shares under
	Beneficially		Exercisable	Exercisable	Percent
Name	Owned		Options	Warrants(5)	of Class

J. Randolph Babbitt	18,150		3,488	3,270	2.12%
Oakton, Virginia

Michael W. Clarke	36,815		32,853	7,552	6.38%
Vienna, Virginia

John W. (Skip) Edgemond	41,301	(2)	4,266	12,981	4.93%
Reston, Virginia

James L. (Ted) Jadlos	27,700	(3)	0	2,600	2.58%
Denver, Colorado

Thomas M. Kody	30,600		3,685	7,470	3.54%
Great Falls, Virginia

Jacques Rebibo	50,473	(1)	4,266	39,851	7.79%
McLean, Virginia

Michael Rebibo	76,632	(14)	0	54,608	10.72%
Oakton, Virginia

Robert C. Shoemaker	23,356		24,858	6,020	4.52%
Fairfax, Virginia

Charles Wimer	7,179		8,719	1,189	1.45%
Virginia Beach, Virginia

All Directors & Executive	312,206		82,135	135,541	38.18%
Officers as a group (9 persons)

(1)	Includes stock acquired pursuant to the merger agreement between the Bank and Mortgage Investment Corporation (“MIC”), now known as Access National Mortgage Corporation.

(2)	Includes 1,850 shares held by Greenworks Landscaping, Inc., of which Mr. Edgemond is President/Owner.

(3)	Includes 25,000 shares held by Phoenix Asset Management, Inc., of which Mr. Jadlos is a principal shareholder.

(4)	Includes 15,442 shares held by Mr. M. Rebibo’s mother, over which Mr. M. Rebibo has sole investment power.

(5)	Includes warrants outstanding which were issued to (i) the organizing shareholders of the Bank for their early investment commitment and funding of the Bank’s organizational phase (these warrants vested immediately), (ii) the former shareholders of MIC as part of the merger agreement (these warrants vest annually pursuant to earn out provisions based on the mortgage company’s annual financial performance through the fiscal year 2004), and (iii) in connection with the 2002 Rights Offering (these warrants vested immediately).

The following table sets forth information as of December 31, 2002 with respect to certain compensation plans under which equity securities of the Corporation are authorized for issuance.

Equity Compensation Plan Information

Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued upon	average exercise	future issuance under
	exercise of	price of	equity compensation
	outstanding options,	outstanding	plans (excluding
	warrants	options, warrants	securities reflected in
Plan Category	and rights(a)	and rights(b)	column(a))(c)

Equity compensation plans approved by shareholders(1)	165,084	$13.22	9,326
Equity compensation plans not approved by shareholders	-0-	n/a	-0-
Total	165,084	$13.22	9,326

(1)	These shares consist of 174,410 shares that may be issued under the 1999 Stock Option Plan.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation’s subsidiaries, Access National Bank and Access National Mortgage, have had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Corporation for loans totaling $1,460,011 and $1,645,437 at December 31, 2002 and 2001, respectively. During 2002, total principal additions were $950,000 and total principal payments were $1,135,426. The aggregate amount of deposits at December 31, 2002 and 2001 from directors and officers was $1,163,907 and $2,375,176, respectively. In the opinion of management, these transactions do not involve more than the normal risk of collection or present other unfavorable features.

ITEM 13 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index:

Exhibit Number

3.1	Articles of Incorporation of Access National Corporation (incorporated by reference to

Form 8K filed July 19, 2002)

3.2	Bylaws of Access National Corporation (incorporated by reference to Form 8-K dated July 19, 2002)

4	Form of Common Stock Certificate of Access National Bank

10.1	Employment Letter Agreement between Access National Bank and Michael W. Clarke

10.2	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker

10.3	Employment Letter Agreement between Access National Bank and Charles Wimer

10.4	Employment Agreement between Mortgage Investment Corporation (now Access National Mortgage Corporation) and Michael Rebibo

10.5	Access National Bank 1999 Stock Option Plan

10.6	Lease agreement between Access National Bank and William and Blanca Spencer

10.7	Lease agreement between Access National Mortgage Corporation and WJG, LLC

21	Subsidiaries of Access National Corporation

24	Power of Attorney

(b)	Reports on Form 8-K

None

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

     The Corporation has not sent an annual report or proxy material to its security holders. The Corporation intends to furnish an annual report and proxy material to its security holders shortly after the date of this amendment, and will furnish copies of such material to the Securities and Exchange Commission when it is sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation (Registrant)

Date: April 29, 2003	By:	/s/ Michael W. Clarke Michael W. Clarke President & CEO

Date: April 29, 2003	By:	/s/ Charles Wimer Charles Wimer Executive Vice President & CFO

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors	Date

/s/ J. Randolph Babbit * J. Randolph Babbit	April 29, 2003

/s/ Michael W. Clarke Michael W. Clarke	April 29, 2003

/s/ John W. Edgemond * John W. (Skip) Edgemond	April 29, 2003

/s/ James L. Jadlos * James L. (Ted) Jadlos	April 29, 2003

/s/ Robert C. Shoemaker * Robert C. Shoemaker	April 29, 2003

*By: /s/ Michael W. Clarke Michael W. Clarke, attorney-in-fact for each of the persons indicated

CERTIFICATIONS

I, Michael W. Clarke, certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of Access National Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and the other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ Michael W. Clarke Michael W. Clarke President and Chief Executive Officer & Director

I, Charles Wimer, certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of Access National Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and the other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	/s/ Charles Wimer Charles Wimer Executive Vice President and Chief Financial Officer