Form 10QSB
period 2003-03-31
ACCESS NATIONAL CORP
filed 2003-05-15
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-49929

ACCESS NATIONAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	82-0545425 (I.R.S. Employer Identification Number)

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

Yes   ☒      No   ☐

The number of shares outstanding of the Registrant’s common stock as of May 13, 2003 was 1,170,000 shares.

Common Stock $5.00 par value (Class)	Outstanding at May 13, 2003 1,170,000 shares

ACCESS NATIONAL CORPORATION
FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets	Page 3
March 31, 2003 and December 31, 2002

	Consolidated Statements of Income	Page 4
Three months ended March 31, 2003 and 2002

	Consolidated Statements of Shareholders' Equity	Page 5
Three months ended March 31, 2003 and 2002

	Consolidated Statements of Cash Flows	Page 6
Three months ended March 31, 2003 and 2002

	Notes to Consolidated Financial Statements	Page 7

Item 2	Management's Discussion and Analysis of	Page 14
Financial Condition and Results of Operations

Item 3	Controls and Procedures	Page 18

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	Page 18

Item 2	Changes in Securities and Use of Proceeds	Page 18

Item 3	Default Upon Senior Securities	Page 19

Item 4	Submission of Matters to a Vote of Security Holders	Page 19

Item 5	Other Information	Page 19

Item 6	Exhibits and Reports on Form 8-K	Page 20

Signatures		Page 21

Certifications		Page 22

ACCESS NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	March 31	December 31.
	2003	2002

	(unaudited)
ASSETS

Cash and due from banks	$9,131,540	$5,765,468
Interest bearing deposits in other banks	12,280,397	7,038,686
Federal funds sold	28,000	19,000
Securities available for sale, at fair value	15,827,665	15,637,141
Loans net of allowance for loan losses of $2,232,217 and $2,048,539 respectively	126,853,143	112,787,071
Loans held for sale	90,555,487	93,852,159
Premises and equipment	650,976	622,642
Other assets	4,728,580	4,625,939

Total assets	$260,055,788	$240,348,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits
Non-interest bearing deposits	$74,525,359	$61,352,599
Interest bearing deposits	145,297,146	116,898,674

Total deposits	$219,822,505	$178,251,273
Other liabilities
Other borrowings	$14,410,575	$36,384,630
Trust preferred capital notes	4,000,000	4,000,000
Other liabilities	4,522,020	5,420,873

Total other liabilities	$242,755,100	$224,056,776

SHAREHOLDERS’ EQUITY

Common stock $5.00 par value; 10,000,000 shares authorized 1,170,000 shares issued and outstanding	$5,850,000	$5,850,000
Surplus	7,148,274	7,148,274
Retained earnings	4,203,486	3,199,478
Accumulated other comprehensive income	98,928	93,578

Total shareholders’ equity	$17,300,688	$16,291,330

Total liabilities and shareholders’ equity	$260,055,788	$240,348,106

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	March 31	March 31
	2003	2002

INTEREST INCOME

Interest and fees on loans	$3,225,572	$1,751,177
Interest on federal funds sold & bank balances	24,294	72,690
Interest and dividends on investments	125,265	82,067

Total interest income	$3,375,131	$1,905,934

INTEREST EXPENSE

Interest on deposits	$1,034,715	$875,079
Interest on other borrowings	242,950	116,049

Total interest expense	$1,277,665	$991,128

Net interest income	$2,097,466	$914,806

Provision for loan losses	183,674	33,000

Net interest income after provision for loan losses	$1,913,792	$881,806

NON-INTEREST INCOME

Service charges and fees	$50,423	$10,001
Fees on Loans Held for Sale	7,249,924	2,579,847
Other Income	808,459	328,257

Total non-interest income	$8,108,807	$2,918,105

NON-INTEREST EXPENSE

Salaries and benefits	$4,873,675	$2,198,218
Occupancy and equipment	400,637	236,716
Other operating expense	3,131,627	933,092

Total non-interest expense	$8,405,939	$3,368,026

Income before income tax	$1,616,659	$431,885
Income tax expense	612,651	113,708

Net income	$1,004,008	$318,177

Earnings per common share, basic	$0.86	$0.32
Earnings per common share, diluted	$0.70	$0.28
Weighted average common shares outstanding, basic	1,170,000	1,000,000
Weighted average common shares outstanding, diluted	1,425,748	1,145,476

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

For the Three Months Ended March 31, 2003
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Total

Balance, December 31, 2002		$5,850,000	$7,148,274	$3,199,478	$93,578	$16,291,330

Comprehensive income (loss):

Net income	—	—	1,004,008	—	$1,004,008	1,004,008

Other comprehensive income, unrealized holdings gains arising during the period, net of tax $1,583	—	—	—	5,350	5,350	5,350

	$5,850,000	$7,148,274	$4,203,486	$98,928	$1,009,358	$17,300,688

ACCESS NATIONAL CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
For the Three Months Ended March 31, 2002
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Total

Balance, December 31, 2001		$5,000,000	$5,000,000	$504,738	$(39,495)	$10,465,243

Comprehensive income (loss):

Net income	—	—	318,178	—	$318,178	318,178

Other comprehensive income, unrealized holdings (losses) arising during the period, net of tax, $27, 501	—	—	—	(35,593)	(35,593)	(35,593)

	$5,000,000	$5,000,000	$822,916	$(75,088)	$282,585	$10,747,828

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
For the Three Months Ended March 31 2003 and 2002
(unaudited)

	March	March
	2003	2002

Cash Flows from Operating Activities
Net income	$1,004,008	$318,178
Adjustments to reconcile net income to net cash (provided by) operating activities:
Povision for loan losses	183,674	33,000
Net amortization (accretion) on securities	75,513	3,715
Depreciation	45,356	31,272
Changes in assets and liabilities:
Decrease in loans held for sale	3,296,672	15,245,369
Decrease in other assets	(104,225)	168,259
Decrease in other liabilities	(898,853)	(452,893)

Net cash (provided by) operating activities	$3,602,145	$15,346,900

Cash Flows from Investing Activities
Proceeds from maturities,calls and principal paydowns of securities available for sale	3,720,833	(2,951,704)
Proceeds from sale of securities available for sale	2,988,000	—
Purchases of securities available for sale	(6,967,936)	3,999,170
(Decrease) Increase in federal funds sold	(9,000)	335,000
Net (increase) in loans	(14,249,746)	(6,683,720)
Purchases of premises and equipment	(73,690)	(54,612)

Net cash (used in) investing activities	(14,591,539)	(5,355,866)

Cash Flows from Financing Activities
Net increase in deposits	41,571,232	4,753,586
Decrease in securities sold under agreement to repurchase	(1,974,478)	937,874
Net (decrease) in FHLB borrowings	(18,881,877)	(1,050,000)
Net (decrease) in short-term borrowings	(1,117,700)	(8,537,739)
Net cash provided by financing activities	19,597,177	(3,896,279)

Increase in cash and cash equivalents	8,607,783	6,094,755
Cash and Cash Equivalents
Beginning	12,804,154	12,281,252

Ending	21,411,937	18,376,007

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	1,823,632	1,076,201

Cash payments for income taxes	1,069,769	221,147

Supplemental Disclosures of Noncash Investing Activities
Issuance of common stock in exchange for net assets in acquisition	—	—

Unrealized gain on securities available for sale	6,933	63,094

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1 — COMMENCEMENT OF OPERATIONS

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

     Access National Bank, (the “Bank”) was organized under federal law as a national banking corporation to engage in a general banking business to serve the communities in and around Northern Virginia. In a common stock offering beginning on August 2, 1999 through November 30, 1999, the Bank sold 90,000 shares of its common stock, par value $50.00 per share, at $100.00 per share. The Bank received approval from the Comptroller of the Currency to operate as a national bank and received approval by Federal Deposit Insurance Corporation for insurance of its deposits. Access National Bank opened for business on December 1, 1999 at 14006 Lee-Jackson Memorial Highway in Chantilly, Virginia. Access National Bank specializes in providing banking solutions and services to small and medium sized businesses, professionals, and associated individuals.

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

NOTE 2 — BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2002, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2002.

NOTE 3 — STOCK BASED COMPENSATION PLANS

Stock-Based Compensation Plans - At December 31, 2002, the Corporation had a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three Month Period Ended March 31,

	2003	2002

Net income, as reported	$1,004,008	$318,178
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(25,995)	(32,563)

Pro forma net income	$978,013	$285,615

Earnings per share:
Basic — as reported	$.86	$.32

Basic — pro forma	$.84	$.29

Diluted — as reported	$.70	$.28

Diluted — pro forma	$.69	$.25

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model for the three month period ended March 31, 2003 with the following weighted-average assumptions:

March 31,
2003

Dividend yield	—
Expected life	7 years
Risk-free interest rate	3.49%
Volatility	26.51%

NOTE 4 — SECURITIES

     The amortized cost and fair values of securities (in thousands) available for sale as of March 31, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$1,652	$63	$—	$1,715
U.S. Government Securities	3,495	11	—	3,506
Mortgage Backed Securities	8,764	60	—	8,824
Restricted Securities:
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	1,483	—	—	1,483

Total Securities	$15,694	$134	$—	$15,828

The amortized cost and fair values of securities (in thousands) available for sale as of December 31, 2002 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$1,656	$60	$—	$1,716
U.S. Government Securities	2,994	18	—	3,012
Mortgage Backed Securities	9,051	64	—	9,115
Restricted Securities -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	1,494	—	—	1,494

Total Securities	$15,495	$142	$—	$15,637

ACCESS NATIONAL CORPORATION
Notes to Interim Consolidated Financial Statements
(unaudited)

NOTE 5 — LOANS

     The Corporation’s loan portfolio (in thousands) is composed of the following:

	March 31, 2003	December 31, 2002

Real Estate Construction	$11,072	$10,057
Residential	32,208	29,234
Non Residential	50,167	41,137
Home Equity	16,350	16,276

Total Real Estate Mortgage	$109,797	$96,704

Lease Financing	1,707	1,404
Commercial	17,128	15,947
Consumer	453	781

Total Gross Loans	$129,085	$114,836
Less:
Allowance for Loan Loss	(2,232)	(2,048)

Total Net Loans	$126,853	$112,788

NOTE 6 — SEGMENT REPORTING

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

     The following table presents segment information for the three month periods ended March 31, 2003 and 2002:

                2003
(dollars in thousands)

	Retail			Consolidated
	Banking	Mortgage	Elimination	Totals

Revenues:
Interest income	2,915	1,017	(557)	3,375
Gain on sale of loans	—	7,250	—	7,250
Other	126	732	—	858

Total operating income	3,041	8,999	(557)	11,483

Expenses:
Interest expense	1,219	616	(557)	1,278
Salaries and employee benefits	666	4,208	—	4,874
Other	768	3,559	—	4,327

Total operating expenses	2,653	8,383	(557)	10,479

Income before income taxes	388	616	—	1,004

Total assets	142,844	117,212	—	260,056

                2002
(dollars in thousands)

	Retail			Consolidated
	Banking	Mortgage	Elimination	Totals

Revenues:
Interest income	1,653	340	(87)	1,906
Gain on sale of loans	—	2,580	—	2,580
Other	41	297	—	338

Total operating income	1,694	3,217	(87)	4,824

Expenses:
Interest expense	888	190	(87)	991
Salaries and employee benefits	415	1,783	—	2,198
Other	305	1,012	—	1,317

Total operating expenses	1,608	2,985	(87)	4,506

Income before income taxes	86	232	—	318

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued no accounting pronouncements during the first quarter of 2003 that are pertinent to the Corporation.

ACCESS NATIONAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the three months ended March 31, 2003. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

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

FINANCIAL CONDITION (March 31, 2003 compared to December 31, 2002)

     Total assets increased from $240.3 million at December 31, 2002 to $260.0 million at March 31, 2003 an increase of $19.7 million. The increase in total assets is attributable to an increase in loans held for investment. Total loans held for investment, net of allowances for loan losses, increased $14.0 million, from $112.8 million to $126.8 million. Total loans held for sale decreased $3.3 million from $93.9 million at December 31, 2002 to $90.6 million at March 31, 2003. Interest bearing deposits in other banks increased $5.2 million. Deposits totaled $219.8 million at March 31, 2003 as compared to $178.3 million at December 31, 2002, an increase of $41.5 million. Other borrowed funds decreased $21.8 million from $36.4 million at December 31, 2002 to $14.4 million at March 31, 2003.

SECURITIES

     The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S Government Agency securities, and mortgage backed securities. At March 31, 2003 the securities portfolio totaled $15.8 million and was classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of shareholders’ equity. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $99 thousand on March 31, 2003.

LOANS

     The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans

     The following table summarizes the Corporation’s loan portfolio (in thousands) as of March 31, 2003.

	March 31,	Percent of
	2003	Total

Real Estate — Construction	$11,072	8.58%
Real Estate — Resdential	32,208	24.95%
Real Estate — Non Residential	50,167	38.86%
Home Equity	16,350	12.67%
Leases	1,707	1.32%
Commercial	17,128	13.27%
Consumer	453	0.35%

	$129,085	100.00%

ALLOWANCE FOR LOAN LOSSES

     An analysis of the Corporation’s allowance for loan losses (in thousands) as of and for the period indicated is set forth in the following table:

Balance as of December 31, 2002	$2,048

Charge offs	—
Recoveries	—
Provision	184

Balance as of March 31, 2003	$2,232

NONPERFORMING LOANS and PAST DUE LOANS

     At March 31, 2003 there were no loans past due 90 days or more and there were no loans on which the accrual of interest had been discontinued.

DEPOSITS

     Deposits represent the primary funding source of the Corporation. At March 31, 2003, deposits totaled $219.8 million compared to $178.3 million at December 31, 2002. Non interest bearing accounts totaled $74.5 million at March 31, 2003 representing an increase of $13.2 million from December 31, 2002.

CAPITAL RESOURCES

     Total shareholders’ equity was $17.3 million, or 6.7% of total assets, at March 31, 2003. Total shareholders’ equity increased $1.0 million from December 31, 2002. The growth in stockholders’ equity is attributable to net income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2003

     General. Pretax income for the three months ended March 31, 2003 was approximately $1.6 million representing an increase of over 274% when compared to the corresponding period of 2002. Net income for the first quarter of 2003 was $1.0 million up from $318 thousand which represents an increase of 216% over the first quarter of 2002. Basic earnings per common share for the first quarter increased from $.32 in 2002 to $.86 in 2003. Diluted earnings per share increased from $.28 to $.70.

     Net Interest Income. Net interest income increased by $1.2 million in the first quarter of 2003 when compared to the first quarter of 2002. This increase is due primarily to growth in the average balances of earning assets resulting from the overall growth of the Corporation. Interest and fees on loans increased by $1.5 million from $1.7 million in 2002 to $3.2 million in 2003.

     Non-Interest Income. Fees on loans held for sale increased approximately 181% in the first quarter of 2002 from $2.6 million in March 2002 to $7.2 million in 2003. Service charges and fees totaled $50 thousand for the three month period ended March 31, 2003 compared with $10 thousand in the same period of 2002. Other income increased to $808 thousand in March 2002 compared with $328 thousand in the same period of 2002.

     Non-Interest Expense. For the three month period ended March 31, 2003, non-interest expense totaled $8.4 million, up 150% over the same period of 2002. The majority of the increase in expenses is related to salaries and benefits associated with the expansion of the mortgage subsidiary and of Access National Leasing and also salaries and benefits associated with the expansion of the Bank.

     Other Operating Expense. Other operating expenses increased 235.6% in the first quarter of March 2003 from $3.1 million to $933 thousand in March 2002. The dramatic increase is due to the expansion of the Corporation as a whole.

Item 3. Controls and Procedures

     Pursuant to provisions of the Securities Exchange Act of 1934, the Corporation’s chief executive officer and chief financial officers are responsible for establishing and maintaining disclosure controls and procedures for the Corporation. They have designed such disclosure controls and procedures to ensure that material information relating to the Corporation is made known to them in a timely fashion others within the Corporation, particularly during periods when the Corporation’s quarterly and annual reports are being prepared. They have evaluated the effectiveness of the Corporation’s disclosure controls and procedures within 90 days prior to the filing date of this quarterly report on Form 10-QSB, and based on their evaluation of these controls and procedures, concluded that the Corporation’s disclosure controls and procedures were operating effectively as of the Evaluation Date.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following documents are filed as part of this report.

Exhibit #	Description

3.1	Articles of Incorporation of Access National Corporation- Incorporated by reference to Form 8-K filed with the SEC on July 18, 2002

3.2	Bylaws of Access National Corporation — Incorporated by reference to Form 8-K filed with the SEC on July 18, 2002

4.0	Form of Common Stock Certificate of Access National Bank — Incorporated by reference to Form 10K-SB filed with the OCC on March 31, 2003

10.1	Employment Letter Agreement between Access National Bank and Michael W. Clarke. Incorporated by reference to Form 10K-SB filed with the OCC on March 31, 2003.

10.2	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker. Incorporated by reference to Form 10K-SB filed with the OCC on March 31, 2003.

10.3	Employment Letter Agreement between Access National Bank and Charles Wimer. Incorporated by reference to Form 10K-SB filed with the OCC on March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K continued

Exhibit #	Description

10.4	Access National Bank 1999 Stock Option Plan — Incorporated by reference to Form 10K-SB filed with the OCC on March 31, 2003.

10.5	Lease agreement between Access National Bank and William J. Spencer and Blanca C. Spencer — Incorporated by reference to Form 10K-SB filed with the OCC on March 31, 2003.

10.6	Lease agreement between Access National Mortgage Corporation and WJG LLC — Incorporated by reference to Form 10K-SB filed with the OCC on March 31, 2003.

10.7	Lease agreement between Access National Mortgage Corporation and WJG, LL

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS NATIONAL CORPORATION

May 13, 2003	By:	Michael W. Clarke Michael W. Clarke President and Chief Executive Officer and Director

May 13, 2003	By:	Charles Wimer Charles Wimer, Executive Vice President and Chief Financial Officer

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Michael W. Clarke Michael W. Clarke President and Chief Executive Officer & Director

I Charles Wimer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Access National Corporation;

2.	Based on my knowledge, this quarterly report does not contain any unture statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and the other financial information included in this quarterly report, fairly present in material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Charles Wimer Charles Wimer Executive Vice President and Chief Financial Officer