Form 10QSB
period 2003-06-30
ACCESS NATIONAL CORP
filed 2003-08-14
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-49929

ACCESS NATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	82-0545425 (I.R.S. Employer Identification Number)

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

Yes    X             No

The number of shares outstanding of the Registrant’s common stock as of August 8, 2003 was 3,484,500 shares.

Traditional Small Business Disclosure Format (check one) Yes        No    X

Common Stock $1.67 par value (Class)	Outstanding at June 30, 2003 3,484,500 shares

ACCESS NATIONAL CORPORATION

FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets June 30, 2003 and December 31, 2002	Page 3

	Consolidated Statements of Income Three months ended June 30, 2003 and 2002	Page 4

	Consolidated Statements of Shareholders’ Equity Three months ended June 30, 2003 and 2002	Page 6

	Consolidated Statements of Cash Flows Three months ended June 30, 2003 and 2002	Page 7

	Notes to Consolidated Financial Statements	Page 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14

Item 3	Controls and Procedures	Page 19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 19
Item 2.	Changes in Securities and Use of Proceeds	Page 19
Item 3.	Default Upon Senior Securities	Page 19
Item 4.	Submission of Matters to a Vote of Security Holders	Page 19
Item 5.	Other Information	Page 19
Item 6.	Exhibits and Reports on Form 8-K	Page 20
Signatures		Page 22

ACCESS NATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Cash and due from banks	$7,697,177	$5,765,468
Interest bearing deposits in other banks	21,795,984	7,038,686
Federal funds sold	—	19,000
Securities available for sale, at fair value	11,649,259	15,637,141
Loans
net of allowance for loan losses of $2,430,247 and $2,048,539 respectively	138,328,387	112,787,071
Loans held for sale	110,407,018	93,852,159
Premises and equipment	652,846	622,642
Other assets	6,227,123	4,625,939

Total assets	$296,757,794	$240,348,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing deposits	$110,145,507	$61,352,599
Interest bearing deposits	128,692,224	116,898,674

Total deposits	$238,837,731	$178,251,273
Other liabilities
Other borrowings	$30,092,532	$36,384,630
Trust preferred capital notes	4,000,000	4,000,000
Other liabilities	5,662,057	5,420,873

Total other liabilities	$278,592,320	$224,056,776
SHAREHOLDERS’ EQUITY
Common stock, par value, 2003 $1.67; 2002, $5.00; authorized 2003, 10,000,000 shares; issued and outstanding 2003, 3,484,500 shares, 2002 1,170,000 shares	$5,807,500	$5,850,000
Surplus	6,935,774	7,148,274
Retained earnings	5,320,114	3,199,478
Accumulated other comprehensive income	102,086	93,578

Total shareholders’ equity	$18,165,474	$16,291,330

Total liabilities and shareholders’ equity	$296,757,794	$240,348,106

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months	Three Months
	June 30,	June 30,
	2003	2002

INTEREST INCOME
Interest and fees on loans	$3,335,890	$1,823,832
Interest on federal funds sold & bank balances	29,681	32,269
Interest and dividends on investments	85,007	113,202

Total interest income	$3,450,578	$1,969,303
INTEREST EXPENSE
Interest on deposits	$998,791	$796,263
Interest on other borrowings	156,250	26,645
Total interest expense	$1,155,041	$822,908

Net interest income	$2,295,537	$1,146,395

Provision for loan losses	197,939	91,600

Net interest income after provision for loan losses	$2,097,598	$1,054,795
NON-INTEREST INCOME
Service charges and fees	$73,696	$18,787
Fees on Loans Held for Sale	7,643,588	3,240,074
Other Income	2,090,215	561,635

Total non-interest income	$9,807,499	$3,820,496
NON-INTEREST EXPENSE
Salaries and benefits	$5,688,319	$2,830,915
Occupancy and equipment	492,064	286,791
Other operating expense	3,757,375	1,124,799

Total non-interest expense	$9,937,758	$4,242,505

Income before income tax	$1,967,339	$632,786
Income tax expense	850,710	193,525

Net income	$1,116,629	$439,261

Earnings per common share, basic	$0.32	$0.14
Earnings per common share, diluted	$0.26	$0.12
Weighted average common shares outstanding, basic	3,501,500	3,170,274
Weighted average common shares outstanding, diluted	4,321,188	3,603,549

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2003	June 30, 2002

INTEREST INCOME
Interest and fees on loans	6,561,462	3,575,009
Interest on federal funds sold & bank balances	53,975	104,959
Interest and dividends on investments	210,272	195,269

Total interest income	$6,825,709	$3,875,237
INTEREST EXPENSE
Interest on deposits	2,025,493	1,671,341
Interest on other borrowings	407,213	142,695

Total interest expense	$2,432,706	$1,814,036

Net interest income	$4,393,003	$2,061,201
Provision for loan losses	381,613	124,600
Net interest income after provision for loan losses	$4,011,390	$1,936,601
NON-INTEREST INCOME
Service charges and fees	124,119	28,788
Fees on Loans Held For Sale	15,616,810	5,809,288
Other Income	2,175,376	900,525

Total non-interest income	$17,916,305	$6,738,601
NON-INTEREST EXPENSE
Salaries and benefits	10,561,994	5,029,133
Occupancy and equipment	892,701	523,507
Other operating expense	6,889,003	2,057,890

Total non-interest expense	$18,343,698	$7,610,530

Income before income tax	$3,583,997	$1,064,672
Income tax expense	1,463,361	307,233

Net income	$2,120,636	$757,439

Earnings per common share, basic	$0.60	$0.25
Earnings per common share, diluted	$0.49	$0.22
Weighted average common shares outstanding, basic	3,505,750	3,084,000
Weighted average common shares outstanding, diluted	4,299,218	3,519,989

See Notes to Consolidated Financial Statement

ACCESS NATIONAL CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
For the Six Months Ended June 30, 2003
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Total

Balance, December 31, 2002	$5,850,000	$7,148,274	$3,199,478	$93,578		$16,291,330
Comprehensive income:
Repurchase of common stock	(42,500)	(212,500)				(255,000)
Net income	—	—	2,120,636	—	$2,120,636	2,120,636
Other comprehensive income, unrealized holdings gains arising during the period, net of tax $6,740	—	—	—	8,508	8,508	8,508
					$2,129,144

	$5,807,500	$6,935,774	$5,320,114	$102,086		$18,165,474

ACCESS NATIONAL CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
For the Six Months Ended June 30, 2002
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2001	$5,000,000	$5,000,000	$504,738	$(39,495)		$10,465,243
Comprehensive income:
Net income	—	—	757,439	—	$757,439	757,439
Other comprehensive income, unrealized holdings gains arising during the period, net of tax, $25,640	—	—	—	49,850	49,850	49,850
					$807,289

Common Stock issued	$850,000	2,148,273				2,998,273

	$5,850,000	$7,148,273	$1,262,177	$10,355		$14,270,805

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(unaudited)

	June	June
	2003	2002

Cash Flows from Operating Activities
Net income	$2,120,636	$757,439
Adjustments to reconcile net income to net cash (provided by) operating activities:
Provision for loan losses	381,613	124,600
Net amortization (accretion) on securities	152,233	6,498
Depreciation	88,925	101,737
Changes in assets and liabilities:
Increase in loans held for sale	(16,554,859)	(4,345,674)
Increase in other assets	(1,619,433)	(1,054,488)
Increase (Decrease) in other liabilities	241,184	(112,459)

Net cash (provided by) operating activities	$(15,189,701)	$(4,522,347)

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal paydowns of securities available for sale	8,126,742	7,000,000
Proceeds from sale of securities available for sale		3,976,200
Purchases of securities available for sale	(8,240,536)	(5,531,503)
Decrease in federal funds sold	19,000	543,000
Net (increase) in loans	(25,922,929)	(16,969,977)
Purchases of premises and equipment	(119,128)	(88,689)

Net cash (used in) investing activities	(22,160,651)	(15,047,169)

Cash Flows from Financing Activities
Net increase in deposits	60,586,458	12,911,785
Decrease in securities sold under agreement to repurchase	(1,756,816)	(415,203)
Net (decrease) increase in FHLB borrowings	(4,061,417)	15,928,291
Net increase in short term borrowings	(473,865)	(8,822,636)
Proceeds for sale of stock	—	2,998,273
Repurchase of Common stock	(255,000)	—

Net cash provided by financing activities	54,039,360	22,600,510

Increase in cash and cash equivalents	16,689,008	3,030,994
Cash and Cash Equivalents
Beginning	12,804,153	12,281,252

Ending	29,493,161	15,312,246

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	2,448,879	1,784,800

Cash payments for income taxes	2,563,065	450,997

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	15,248	75,490

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — COMMENCEMENT OF OPERATIONS

     Access National Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its sole subsidiary, Access National Bank(the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association. The Bank offers a wide range of banking services available to both individuals and businesses.

     Access National Bank has to wholly-owned subsidiaries: Access National Mortgage, a mortgage banking company and Access Leasing, a leasing company. Access Leasing was acquired in exchange for 7,500 shares of Access National Bank stock in the second quarter of 2002.

     A 10 for 1 stock split was declared in April 2001. The authorized shares of common stock increased from 1,000,000 to 10,000,000 and par value per share decreased from $50 to $5.

     The Corporation concluded a rights offering of its common stock to shareholders and employees on June 3, 2002, with the sale of 162,500 shares ($5 par) at 18.00 per share. Net proceeds from the offering equaled $2,848,274.

     A 3 for 1 stock split was declared in June 2003. The par value per share decreased from $5.00 to $1.67. All per share information has been restated to reflect the change.

NOTE 2 — BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2002, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2002.

NOTE 3 — STOCK BASED COMPENSATION PLANS

Stock-Based Compensation Plans - At June 30, 2003, the Corporation had a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Six Month Period Ended June 30,

	2003	2002

Net income, as reported	$2,120,636	$757,439
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	106,909	96,830

Pro forma net income	$2,013,727	$660,609

Earnings per share:
Basic — as reported	$.60	$.25

Basic — pro forma	$.57	$.21

Diluted — as reported	$.49	$.22

Diluted — pro forma	$.47	$.19

NOTE 4 — SECURITIES

The amortized cost and fair values of securities (in thousands) available for sale as of June 30, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$1,648	$96	$—	$1,744
U.S. Government Securities	1,000	2	—	1,002
Mortgage Backed Securities	6,779	57	—	6,836
Restricted Securities:
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	1,767	—		1,767

Total Securities	$11,494	$155	$—	$11,649

The amortized cost and fair values of securities (in thousands) available for sale as of December 31, 2002 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$1,656	$60	$—	$1,716
U.S. Government Securities	2,994	18	—	3,012
Mortgage Backed Securities	9,051	64	—	9,115
Restricted Securities -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	1,494	—	—	1,494

Total Securities	$15,495	$142	$—	$15,637

ACCESS NATIONAL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5 — LOANS

The Corporation’s loan portfolio (in thousands) is composed of the following:

	June 30, 2003	December 31, 2002

Real Estate Construction	$15,516	$10,057
Residential	35,949	29,234
Non Residential	54,026	41,137
Home Equity	15,308	16,276

Total Real Estate Mortgage	$120,799	$96,704
Lease Financing	2,136	1,404
Commercial	17,244	15,947
Consumer	579	781

Total Gross Loans	$140,758	$114,836
Less:
Allowance for Loan Loss	(2,430)	(2,048)

Total Net Loans	$138,328	$112,788

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

The following table presents segment information for the periods ended June 30, 2003 and 2002:

2003
(dollars in thousands)
	Retail			Consolidated
	Banking	Mortgage	Elimination	Totals

Revenues:
Interest income	6,022	1,922	(1,118)	6,826
Gain on sale of loans	—	15,616	—	15,616
Other	444	1,971	(115)	2,300

Total operating income	6,466	19,509	(1,233)	24,742

Expenses:
Interest expense	2,501	1,050	(1,118)	2,433
Salaries and employee benefits	1,373	9,189	—	10,562
Other	1,578	6,700	(115)	8,163

Total operating expenses	5,452	16,939	(1,233)	21,158

Income before income taxes	1,014	2,570	—	3,584

Total assets	255,101	132,346	(90,689)	296,758

2002
(dollars in thousands)
	Retail			Consolidated
	Banking	Mortgage	Elimination	Totals

Revenues:
Interest income	3,456	598	(179)	3,875
Gain on sale of loans		5,810	—	5,810
Other	199	792	(62)	929

Total operating income	3,655	7,200	(241)	10,614

Expenses:
Interest expense	1,698	295	(179)	1,814
Salaries and employee benefits	887	4,142	—	5,029
Other	895	1,873	(62)	2,706

Total operating expenses	3,480	6,310	(241)	9,549

Income before income taxes	175	890	—	1,065

Total assets	166,159	46,488	(57,258)	155,389

NOTE 7 — SUBSEQUENT EVENTS

On July 10, 2003, Access Real Estate LLC acquired a 44,000 sq ft office building at 1800 Robert Fulton Drive, in Reston, Virginia. The purchase price of the building was $6.9 million. The building will become the headquarters for the corporation and its subsidiary.

Access Real Estate LLC is a newly formed subsidiary of the Bank to hold title to the building.

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation’s consolidated financial statements.

ACCESS NATIONAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the six months ended June 30, 2003. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

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

FINANCIAL CONDITION (June 30, 2003 compared to December 31, 2002)

     Total assets increased from $240.3 million at December 31, 2002 to $296.7 million at June 30, 2003 an increase of $56.4 million. The increase in total assets is attributable to an increase in loans. Total loans held for investment, net of allowances for loan losses, increased $25.5 million, from $112.8 million to $138.3 million. Total loans held for sale increased $16.5 million from $93.9 million at December 31, 2002 to $110.4 million at June 30, 2003. Interest bearing deposits in other banks increased $14.8 million. Deposits totaled $238.8 million at June 30, 2003 as compared to $178.3 million at December 31, 2002, an increase of $60.5 million. Other borrowed funds decreased $6.3 million from $36.4 million at December 31, 2002 to $30.1 million at June 30, 2003.

SECURITIES

     The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, and mortgage backed securities. At June 30, 2003 the securities portfolio totaled $11.6 million and was classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of shareholders’ equity. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $102 thousand on June 30, 2003.

LOANS

     The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans.

     The following table summarizes the Corporation’s loan portfolio (in thousands) as of June 30, 2003.

	June 30	Percent of
	2003	Total

Real Estate — Construction	$15,516	11.02%
Real Estate — Residential	35,949	25.54%
Real Estate — Non Residential	54,026	38.38%
Home Equity	15,308	10.88%
Leases	2,136	1.52%
Commercial	17,244	12.25%
Consumer	579	0.41%

	$140,758	100.00%

ALLOWANCE FOR LOAN LOSSES

     An analysis of the Corporation’s allowance for loan losses (in thousands) as of and for the period indicated is set forth in the following table:

Balance as of December 31, 2002	$2,048
Charge offs	—
Recoveries	—
Provision	382

Balance as of June 30, 2003	$2,430

NONPERFORMING LOANS and PAST DUE LOANS

     At June 30, 2003 there were two loans in non accrual status totaling $197,813.

DEPOSITS

     Deposits represent the primary funding source of the Corporation. At June 30, 2003, deposits totaled $238.8 million compared to $178.3 million at December 31, 2002. Non interest bearing accounts totaled $110.1 million at June 30, 2003 representing an increase of $48.8 million from December 31, 2002.

CAPITAL RESOURCES

     Total shareholders’ equity was $18.2 million, or 6.12% of total assets, at June 30, 2003. Total shareholders’ equity increased $1.9 million from December 31, 2002. The growth in stockholders’ equity is attributable to net income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003

     General. Pretax income for the three months ended June 30, 2003 was approximately $2.0 million representing an increase of over 211% when compared to the corresponding period of 2002. Net income for the second quarter of 2003 was up $677 thousand from $439 thousand which represents an increase of 154% over the second quarter of 2002. Basic earnings per common share for the second quarter increased from $.14 in 2002 to $.32 in 2003. Diluted earnings per share increased from $.12 in 2002 to $.26 in 2003.

     Net Interest Income. Net interest income increased by $1.1 million in the second quarter of 2003 when compared to the second quarter of 2002. This increase is due primarily to growth in the average balances of earning assets resulting from the overall growth of the Corporation. Interest and fees on loans increased by $1.5 million from $1.8 million in 2002 to $3.3 million in 2003.

     Non-Interest Income. Fees on loans held for sale increased approximately 136% in the second quarter of 2003 from $3.2 million in June 2002 to $7.6 million in 2003. Service charges and fees totaled $74 thousand for the three month period ended June 30, 2003 compared with $18 thousand in the same period of 2002. Other income increased to $2.1 Million in June 2003 compared with $562 thousand in the same period of 2002.

     Non-Interest Expense. For the three month period ended June 30, 2003, non-interest expense totaled $9.9 million, up 134% over the same period of 2002. The majority of the increase in expenses is related to salaries and benefits associated with the expansion of the mortgage subsidiary and with the growth in the Bank.

     Other Operating Expense. Other operating expenses increased 234% in the second quarter of June 2003 to $3.8 million from $1.1 million in June 2002. The increased operating expenses reflect the growth within the Corporation.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

     General. Pretax income for the six months ended June 30, 2003 was approximately $3.6 million representing an increase of over 237% when compared to the corresponding period of 2002. Net income for the first six months of 2003 was $2.1 million up from $757 thousand which represents an increase of 180% over the same period of 2002. Basic earnings per common share for the second quarter increased from $.25 in 2002 to $.60 in 2003. Diluted earnings per share increased from $.22 to $.49. Earnings per share have been adjusted to reflect a 3 for 1 stock split on June 1, 2003.

     Net Interest Income. Net interest income increased by $2.3 million in the first six months of 2003 when compared to the same period of 2002. This increase is due primarily to growth in the average balances of earning assets resulting from the overall growth of the Corporation. Interest and fees on loans increased by $3 million from $3.6 million in 2002 to $6.6 million in 2003.

     Non-Interest Income. Fees on loans held for sale increased approximately 168.8% in the first six months of 2003 from $5.8 million in June 2002 to $16 million in 2003. Service charges and fees totaled $124 thousand for the first six months period ended June 30, 2003 compared with $29 thousand in the same period of 2002. Other income increased to $2.2 million in June 2003 compared with $901 thousand in the same period of 2002.

     Non-Interest Expense. For the first six months period ended June 30, 2003, non-interest expense totaled $18.3 million, up 141% over the same period of 2002. The increase in expenses is related to salaries and benefits associated with growth.

     Other Operating Expense. Other operating expenses increased 234.8% in the first six months of June 2003 to $6.9 million from $2.1 million in June 2002. The increased operating expenses reflect overall growth of the Corporation.

Item 3. Controls and Procedures

Pursuant to provisions of the Securities Exchange Act of 1934, the Corporation’s chief executive officer and chief financial officers are responsible for establishing and maintaining disclosure controls and procedures for the Corporation. They have designed such disclosure controls and procedures to ensure that material information relating to the Corporation is made known to them in a timely fashion others within the Corporation, particularly during periods when the Corporation’s quarterly and annual reports are being prepared. They have evaluated the effectiveness of the Corporation’s disclosure controls and procedures within 90 days prior to June 30, 2003, and based on their evaluation of these controls and procedures, concluded that the Corporation’s disclosure controls and procedures were operating effectively as of the Evaluation Date.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders was held on May 22, 2003 at which, shareholders reelected Michael W. Clarke and James L. Jadlos as Class I directors to serve until the 2006 annual meeting. Shareholder approved an amendment to the 1999 Stock Option Plan increasing the number of options that may be granted under the plan from 174,210 to 325,000.

Item 5. Other information

A Form 8-K was filed with the SEC on July 18, 2002 detailing an Agreement and Plan of Reorganization dated April 18, 2002 between the registrant an Access National Bank that became effective June 15, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

Exhibit #	Description

3.1	Articles of Incorporation of Access National Corporation- Incorporated by reference to Form 8-K filed with the SEC on July 18, 2002

3.2	Bylaws of Access National Corporation — Incorporated by reference to Form 8-K filed with the SEC on July 18, 2002

4.0	Form of Common Stock Certificate of Access National Bank — Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003

10.1	Employment Letter Agreement between Access National Bank and Michael W. Clarke. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.2	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.3	Employment Letter Agreement between Access National Bank and Charles Wimer. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.4	Access National Bank 1999 Stock Option Plan — Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.5	Lease agreement between Access National Bank and William J. Spencer and Blanca C. Spencer — Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.6	Lease agreement between Access National Mortgage Corporation and WJG LLC — Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.7	Lease agreement between Access National Mortgage Corporation and WJG, LL — Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K continued

Exhibit #	Description

31.1	302 Certification

31.2	302 Certification

32.1	906 Certification

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS NATIONAL CORPORATION

August 11, 2003, 2003	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer and Director

August 11, 2003, 2003	By:	/s/ Charles Wimer
Charles Wimer, Executive Vice President and Chief Financial Officer