Form 10QSB
period 2003-09-30
ACCESS NATIONAL CORP
filed 2003-11-14
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-109125

ACCESS NATIONAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Virginia	82-0545425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1800 Robert Fulton Drive, Reston, VA 20191
(Address of principal executive offices)

(703) 871-2100
(Registrant’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the Access National Corporation’s common stock, par value,$1.67, as of November 7, 2003 was 3,484,500 shares.

Traditional Small Business Disclosure Format (check one) Yes ☐ No ☒

ACCESS NATIONAL CORPORATION
FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements

	Consolidated Balance Sheets	Page 3
September 30, 2003 and December 31, 2002

	Consolidated Statements of Income	Page 4
Three months ended September 30, 2003 and 2002

	Consolidated Statements of Income	Page 5
Nine Months Ended September 30, 2003 and 2002

	Consolidated Statements of Shareholders’ Equity	Page 6
Nine months ended September 30, 2003 and 2002

	Consolidated Statements of Cash Flows	Page 7
Nine months ended September 30, 2003 and 2002

	Notes to Consolidated Financial Statements	Page 8

Item 2	Management’s Discussion and Analysis of	Page 14
Financial Condition and Results of Operations

Item 3	Controls and Procedures	Page 18

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	Page 19
Item 2	Changes in Securities	Page 19
Item 3	Default Upon Senior Securities	Page 19
Item 4	Submission of Matters to a Vote of Security Holders	Page 19
Item 5	Other Information	Page 19
Item 6	Exhibits and Reports on Form 8-K	Page 19
Signatures		Page 21

ACCESS NATIONAL CORPORATION AND SUBSIDIARY
ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30	December 31.
	2003	2002

	(unaudited)
ASSETS
Cash and due from banks	$7,307,044	$5,765,468
Interest bearing deposits in other banks	40,309,894	7,038,686
Federal funds sold	—	19,000
Securities available for sale, at fair value	10,218,510	15,637,141
Loans, net of allowance for loan losses of $2,538,262 and $2,048,539 respectively	149,316,992	112,787,071
Loans held for sale	71,741,281	93,852,159
Premises and equipment	6,071,453	622,642
Other assets	5,679,420	4,625,939

Total assets	$290,644,594	$240,348,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing deposits	$71,761,183	$61,352,599
Interest bearing deposits	158,929,921	116,898,674

Total deposits	$230,691,104	$178,251,273
Other liabilities
Other borrowings	$26,148,395	$36,384,630
Trust preferred capital notes	10,000,000	4,000,000
Other liabilities	4,673,717	5,420,873

Total other liabilities	$271,513,216	$224,056,776
SHAREHOLDERS’ EQUITY
Common stock, par value, 2003 $1.67; 2002, $5.00; authorized 2003, 30,000,000 shares; 2002, 10,000,000 shares; issued and outstanding 2003, 3,484,500 shares, 2002 1,170,000 shares	$5,807,500	$5,850,000
Surplus	6,935,774	7,148,274
Retained earnings	6,326,007	3,199,478
Accumulated other comprehensive income	62,097	93,578

Total shareholders’ equity	$19,131,378	$16,291,330

Total liabilities and shareholders’ equity	$290,644,594	$240,348,106

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months
	September 30	September 30
(unaudited)	2003	2002

INTEREST INCOME
Interest and fees on loans	$3,661,548	$2,624,411
Interest on federal funds sold & bank balances	47,198	23,576
Interest and dividends on investments	33,084	78,098

Total interest income	$3,741,830	$2,726,085
INTEREST EXPENSE
Interest on deposits	$982,621	$945,485
Interest on other borrowings	253,070	190,053

Total interest expense	$1,235,691	$1,135,538

Net interest income	$2,506,139	$1,590,547
Provision for loan losses	117,577	158,264

Net interest income after provision for loan losses	$2,388,562	$1,432,283
NON-INTEREST INCOME
Service charges and other fees	$151,938	$187,407
Fees on Sale of Loans	6,079,265	5,593,380
Other Income	2,653,418	1,396,626

Total non-interest income	$8,884,621	$7,177,413
NON-INTEREST EXPENSE
Salaries and benefits	$5,983,299	$4,251,747
Occupancy and equipment	625,954	359,693
Other operating expense	3,338,037	2,595,476

Total non-interest expense	$9,947,290	$7,206,916

Income before income tax	$1,325,893	$1,402,780
Income tax expense	320,000	476,446

Net income	$1,005,893	$926,334

Earnings per common share, basic	$0.29	$0.26
Earnings per common share, diluted	$0.22	$0.23
Weighted average common shares outstanding, basic*	3,484,500	3,510,000
Weighted average common shares outstanding, diluted*	4,516,855	3,945,549
Restated to reflect a 3 for 1 stock split declared in June 2003
See Notes to Consolidated Financial Statements

Access National Corporation
Consolidated Statements of Income
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

INTEREST INCOME
Interest and fees on loans	10,223,010	6,238,770
Interest on federal funds sold & bank balances	101,173	128,535
Interest and dividends on investments	243,356	273,367

Total interest income	$10,567,539	$6,640,672
INTEREST EXPENSE
Interest on deposits	3,016,127	2,616,827
Interest on other borrowings	652,270	332,747

Total interest expense	$3,668,397	$2,949,574

Net interest income	$6,899,142	$3,691,098
Provision for loan losses	499,190	282,864

Net interest income after provision for loan losses	$6,399,952	$3,408,234
NON-INTEREST INCOME
Service charges and other fees	465,437	462,658
Fees on Loans Held For Sale	20,113,642	10,705,890
Other Income	6,221,847	2,708,117

Total non-interest income	$26,800,926	$13,876,665
NON-INTEREST EXPENSE
Salaries and benefits	$16,545,293	$9,280,880
Occupancy and equipment	1,518,655	883,200
Other operating expense	10,227,040	4,653,365

Total non-interest expense	$28,290,988	$14,817,445

Income before income tax	$4,909,890	$2,467,454
Income tax expense	1,783,361	783,679

Net income	$3,126,529	$1,683,775

Earnings per common share, basic	$0.89	$0.52
Earnings per common share, diluted	$0.72	$0.46
Weighted average common shares outstanding, basic	3,498,667	3,226,000
Weighted average common shares outstanding, diluted	4,371,431	3,661,842
Restated to reflect 3 for 1 stock split declared in June 2003
See Notes to Consolidated Financial Statement

ACCESS NATIONAL CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
For the Nine Months Ended September 30, 2003
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Total

Balance, December 31, 2002	$5,850,000	$7,148,274	$3,199,478	$93,578	$—	$16,291,330
Comprehensive income:
Repurchase of common stock	(42,500)	(212,500)				(255,000)
Net income	—	—	3,126,529	—	3,126,529	3,126,529
Other comprehensive income, unrealized holdings gains arising during the period, net of tax $16,217	—	—	—	(31,481)	(31,481)	(31,481)

					$3,095,048

Balance, September 30, 2003	$5,807,500	$6,935,774	$6,326,007	$62,097		$19,131,378

ACCESS NATIONAL CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
For the Nine Months Ended September 30, 2002
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total

Balance, December 31, 2001	$5,000,000	$5,000,000	$504,738	$(39,495)		$10,465,243
Comprehensive income:
Net income	—	—	1,683,775	—	$1,683,775	1,683,775
Other comprehensive income, unrealized holdings gains arising during the period, net of tax, $49,312	—	—	—	95,727	95,727	95,727

					$1,779,502

Common Stock issued	$850,000	2,148,274				2,998,274

Balance, September 30, 2002	$5,850,000	$7,148,274	$2,188,513	$56,232		$15,243,019

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
 For the Nine Months Ended September 30 2003 and 2002
(unaudited)

	September	September
	2003	2002

Cash Flows from Operating Activities
Net income	$3,126,529	$1,683,775
Adjustments to reconcile net income to net cash (provided by) operating activities:
Provision for loan losses	499,190	282,864
Net amortization (accretion) on securities	207,506	9,605
Depreciation	213,803	151,364
Changes in assets and liabilities:
Increase in loans held for sale	22,110,878	(58,922,435)
Increase in other assets	(1,037,267)	(3,238,300)
Increase(Decrease) in other liabilities	(747,156)	1,629,578

Net cash (provided by) operating activities	$24,373,483	$(58,403,549)

Cash Flows from Investing Activities
Proceeds from maturities,calls and principal paydowns of securities available for sale	10,143,366	11,000,000
Proceeds from sale of securities available for sale	6,199,200
Purchases of securities available for sale	(11,179,136)	(12,084,281)
Decrease in federal funds sold	19,000	590,000
Net (increase) in loans	(37,029,111)	(31,714,510)
Purchases of premises and equipment	(5,662,613)	(171,601)

Net cash (used in) investing activities	(37,509,294)	(32,380,392)

Cash Flows from Financing Activities
Net increase in deposits	52,439,831	29,894,298
Decrease in securities sold under agreement to repurchase	(1,866,731)	31,956,949
Net increase in short term borrowings	(8,369,504)	23,109,906
Proceeds from Trust Preferred debt	6,000,000	4,125,000
Proceeds for sale of stock	—	2,998,273
Repurchase of Common stock	(255,000)	—

Net cash provided by financing activities	47,948,596	92,084,426

Increase in cash and cash equivalents	34,812,785	1,300,485
Cash and Cash Equivalents
Beginning	12,804,153	12,281,252

Ending	47,616,938	13,581,737

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	3,558,928	2,732,874

Cash payments for income taxes	3,347,065	550,581

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	47,698	145,039

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

     Access National Bank has three wholly-owned subsidiaries: Access National Mortgage, a mortgage banking company, Access Leasing, a leasing company, and Access Real Estate LLC. Access Leasing was acquired in exchange for 7,500 shares of Access National Bank stock in the second quarter of 2002. Access Real Estate LLC is a limited liability corporation established in July, 2003 for the purpose of holding title to the Corporation’s new headquarters building, located at 1800 Robert Fulton Drive, Reston, Virginia.

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

NOTE 2 — BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2002, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2002.

NOTE 3 — STOCK BASED COMPENSATION PLANS

Stock-Based Compensation Plans - At September 30, 2003, the Corporation had a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Nine Month Period Ended September 30,

	2003	2002

Net income, as reported	$3,126,529	$1,683,775
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	160,365	145,244

Pro forma net income	$2,966,164	$1,538,531

Earnings per share:
Basic — as reported	$.89	$.52

Basic — pro forma	$.85	$.48

Diluted — as reported	$.72	$.46

Diluted — pro forma	$.68	$.42

NOTE 4 — SECURITIES

The amortized cost and fair values of securities (in thousands) available for sale as of September 30, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$1,643	$65	$—	$1,708
U.S. Government Securities	2,000	2	—	2,002
Mortgage Backed Securities	4,698	27	—	4,725
Restricted Securities:
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	1,483	—		1,483

Total Securities	$10,124	$94	$—	$10,218

The amortized cost and fair values of securities (in thousands) available for sale as of December 31, 2002 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$1,656	$60	$—	$1,716
U.S. Government Securities	2,994	18	—	3,012
Mortgage Backed Securities	9,051	64	—	9,115
Restricted Securities —
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	1,494	—	—	1,494

Total Securities	$15,495	$142	$—	$15,637

ACCESS NATIONAL CORPORATION
Notes to Interim Consolidated Financial Statements
(unaudited)

NOTE 5 — LOANS

The Corporation’s loan portfolio (in thousands) is composed of the following:

	September 30, 2003	December 31, 2002

Real Estate Construction	$12,458	$10,057
Residential	41,951	29,234
Non Residential	66,119	41,137
Home Equity	17,121	16,276

Total Real Estate Mortgage	$137,649	$96,704
Lease Financing	2,575	1,404
Commercial	10,926	15,947
Consumer	705	781

Total Gross Loans	$151,855	$114,836
Less:
Allowance for Loan Loss	(2,538)	(2,048)

Total Net Loans	$149,317	$112,788

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

The following table presents segment information for the periods ended September 30, 2003 and 2002:

2003

(dollars in thousands)

	Retail			Consolidated
	Banking	Mortgage	Elimination	Totals

Revenues:
Interest income	9,278	3,160	(1,870)	10,568
Gain on sale of loans	—	20,114	—	20,114
Other	738	5,948	—	6,686

Total operating income	10,016	29,222	(1,870)	37,368

Expenses:
Interest expense	3,738	1,800	(1,870)	3,668
Salaries and employee benefits	2,279	14,266	—	16,545
Other	2,378	9,867	—	12,245

Total operating expenses	8,395	25,933	(1,870)	32,458

Income before income taxes	1,621	3,289	—	4,910

Total assets	259,568	100,137	(69,060)	290,645

2002

(dollars in thousands)

	Retail			Consolidated
	Banking	Mortgage	Elimination	Totals

Revenues:
Interest income	5,817	1,377	(553)	6,641
Gain on sale of loans	—	10,706	—	10,706
Other	285	2,886	—	3,171

Total operating income	6,102	14,969	(553)	20,518

Expenses:
Interest expense	2,774	729	(553)	2,950
Salaries and employee benefits	1,379	7,890	—	9,269
Other	1,481	4,351	—	5,832

Total operating expenses	5,634	12,970	(553)	18,051

Income before income taxes	468	1,999	—	2,467

Total assets	190,184	108,125	(70,747)	227,562

NOTE 7- RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Corporation’s consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a corporation’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Corporation’s consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation’s consolidated financial statements.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the nine months ended September 30, 2003. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

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

FINANCIAL CONDITION (September 30, 2003 compared to December 31, 2002)

     Total assets increased from $240.3 million at December 31, 2002 to $290.6 million at September 30, 2003 an increase of $50.3 million. The increase in total assets is attributable to an increase in loans. Total loans held for investment, net of allowances for loan losses, increased $36.5 million, from $112.8 million to $149.3 million. Total loans held for sale decreased $22.1 million from $93.9 million at December 31, 2002 to $71.7 million at September 30, 2003. The decline in loans held for sale is attributable to a down turn in the refinancing market and a decrease in the amount of time it is taking investors to purchase loans. Interest bearing deposits in other banks increased $33.2 million as a result of the increase in deposits. Deposits totaled $230.7 million at September 30, 2003 as compared to $178.3 million at December 31, 2002, an increase of $52.4 million. Other borrowed funds decreased $10.2 million from $36.4 million at December 31, 2002 to $26.1 million at September 30, 2003. Trust preferred capital notes increased $6 million as a result of a new offering in September. The proceeds will be used to support growth of the Bank and other general purposes.

SECURITIES

     The Corporation’s securities portfolio is comprised of U.S.Treasury securities, U.S Government Agency securities, and mortgage backed securities. At September 30, 2003 the securities portfolio totaled $10.2 million and was classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of shareholders’ equity. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $62 thousand on September 30, 2003.

LOANS

     The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans.

The following table summarizes the Corporation’s loan portfolio (in thousands) as of September 30, 2003.

	September 30	Percent of
	2003	Total

Real Estate — Construction	$12,458	8.20%
Real Estate — Residential	41,951	27.63%
Real Estate — Non Residential	66,119	43.54%
Home Equity	17,121	11.27%
Leases	2,575	1.70%
Commercial	10,926	7.20%
Consumer	705	0.46%

	$151,855	100.00%

ALLOWANCE FOR LOAN LOSSES

     An analysis of the Corporation’s allowance for loan losses (in thousands) as of and for the period indicated is set forth in the following table:

Balance as of December 31, 2002	$2,048
Charge offs	11
Recoveries	2
Provision	499

Balance as of September 30, 2003	$2,538

NONPERFORMING LOANS and PAST DUE LOANS

At September 30, 2003 there were two loans in non accrual status totaling $1.1 million, of which $493 thousand paid off during November 2003.

DEPOSITS

     Deposits represent the primary funding source of the Corporation. At September 30, 2003, deposits totaled $230.7 million compared to $178.3 million at December 31, 2002. Non interest bearing accounts totaled $71.8 million at September 30, 2003 representing an increase of $10.4 million from December 31, 2002.

CAPITAL RESOURCES

     Total shareholders’ equity was $19.1 million, or 6.58% of total assets, at September 30, 2003. Total shareholders’ equity increased $2.8 million from December 31, 2002. The growth in stockholders’ equity is attributable to net income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2003

     General. Pretax income for the three months ended September 30, 2003 was approximately $1.3 million down slightly from the $1.4 million from the corresponding period of 2002. Net income for the third quarter of 2003 was up $1 million compared to $926 thousand in the third quarter of 2002. Basic earnings per common share for the third quarter increased from $.26 in 2002 to $.29 in 2003. Diluted earnings per share decreased from $.23 in 2002 to $.22 in 2003. Earnings per share have been adjusted to reflect a 3 for 1 stock split in June 2003.

     Net Interest Income. Net interest income increased by $916 thousand in the third quarter of 2003 when compared to the third quarter of 2002. This increase is due primarily to growth in the average balances of earning assets resulting from the overall growth of the Corporation. Interest and fees on loans increased by $1 million from $2.6 million in 2002 to $3.6 million in 2003.

     Non-Interest Income. Gains on loans held for sale increased approximately 8.7% in the third quarter of 2003 from $5.6 million in September 2002 to $6.1 million in 2003. Service charges and fees totaled $152 thousand for the three month period ended September 30, 2003 compared with $187 thousand in the same period of 2002. Other Income increased to $2.6 million in September 2003 compared to $1.4 million in September 2002.

     Non-Interest Expense. For the three month period ended September 30, 2003, non-interest expense totaled $9.9 million, up 38% over the same period of 2002. The majority of the increase in expenses is related to salaries and benefits and other operating expense associated with the expansion of the mortgage subsidiary and with the growth in the Bank.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED September 30, 2003

     General. Pretax income for the nine months ended September 30, 2003 was $4.9 million representing an increase of 99% when compared to the corresponding period of 2002. Net income for the first nine months of 2003 was $3.1 million up from $1.6 million which represents an increase of 86% over the same period of 2002. Basic earnings per common share for the nine month period increased from $.52 in 2002 to $.89 in 2003. Diluted earnings per share increased from $.46 to $.72. Earnings per share have been adjusted to reflect a 3 for 1 stock split on June 1, 2003.

     Net Interest Income. Net interest income increased by $3.2 million in the nine months of 2003 when compared to the same period of 2002. This increase is due primarily to growth in the average balances of earning assets resulting from the overall growth of the Corporation. Interest and fees on loans increased by $4.0 million from $6.2 million in 2002 to $10.2 million in 2003.

     Non-Interest Income. Fees on loans held for sale increased approximately $9.4 million in the first nine months of 2003 from $10.7 million in September 2002 to $20.1 million in 2003. Service charges and fees totaled $465 thousand for the nine months ended September 30, 2003 compared with $463 thousand in the same period of 2002. Other income increased to $6.2 million for the first nine months of 2003 compared to $2.7 million for the first nine months of 2002.

     Non-Interest Expense. For the first nine months of 2003, non-interest expense totaled $28.3 million, up from $14.8 in the same period of 2002. The increase in expenses is related to salaries and benefits associated with growth.

     Other Operating Expense. Other operating expenses totaled $10.2 million in the first nine months of 2003 up from $4.6 million in September 2002. The increased operating expenses reflect overall growth of the Corporation.

Item 3. Controls and Procedures

We maintain a system of disclosure controls and procedures designed to ensure that material information relating to the Corporation and its consolidated subsidiaries is made known to our Chief Executive Officer and Chief Financial Officer by others within the Corporation, particularly during the period in which this report is being prepared. Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. No changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Neither the Corporation nor the Bank is party to any legal proceedings, nor are any legal proceedings threatened. From time to time the Bank may initiate legal actions against borrowers in connection with collecting defaulted loans. Such actions are not considered material by management unless otherwise disclosed.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description

3.1	Articles of Incorporation of Access National Corporation- Incorporated by reference to Form 8-K filed with the SEC on July 18, 2002

3.2	Bylaws of Access National Corporation — Incorporated by reference to Form 8-K filed with the SEC on July 18, 2002

4.0	Form of Common Stock Certificate of Access National Bank — Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003

10.1	Employment Letter Agreement between Access National Bank and Michael W. Clarke. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.2	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.3	Employment Letter Agreement between Access National Bank and Charles Wimer. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.4	Access National Bank 1999 Stock Option Plan — Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.5	Lease agreement between Access National Bank and William J. Spencer and Blanca C. Spencer - Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.6	Lease agreement between Access National Mortgage Corporation and WJG LLC — Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.7	Lease agreement between Access National Mortgage Corporation and WJG, LL — Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

31.1	302 Certification

32.1	906 Certification

(b)	Reports on Form 8-K:

Report on Form 8-K12g-3/A filed on September 24, 2003 to correct a previous filing error (i.e., a Form 8-K12g-3 filed by Access National Corporation on July 19, 2002 should have been a Form 8-K15d-5, not a Form 8-K12g-3).

Report on Form 8-K15d-5 filed on September 24, 2003 to replace the Form 8-K12g-3 erroneously filed on July 19, 2002 by Access National Corporation and to provide notice that Access National Corporation is the successor issuer to Access National Bank under Rule 15d-5, and is thereby subject to the reporting requirements of the Exchange Act pursuant to Section 15(d) of the Exchange Act and, in accordance therewith, will file such periodic reports with the Commission and, in accordance therewith, sill file such periodic reports with the Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS NATIONAL CORPORATION
(Registrant)

November 13, 2003, 2003	By:	/s/Michael W. Clarke

Michael W. Clarke President and Chief Executive Officer (principal executive officer)

November 13, 2003, 2003	By:	/s/Charles Wimer

Charles Wimer, Executive Vice President and Chief Financial Officer (principal financial officer)