Form 10KSB/A
period 2002-12-31
ACCESS NATIONAL CORP
filed 2004-03-04
CIK 1176316

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB/A
AMENDMENT NO. 2

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-49929

ACCESS NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Organized under the laws of Virginia	82-0545425

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1800 Robert Fulton Drive, Suite 310, Reston, Virginia 20191

(Address of principal executive office) (Zip Code)

(703) 871-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No   [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [   ]

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

Transitional Small Business Disclosure Format. (Check one):   Yes [   ]   No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None.
Explanatory Note
This Amendment No. 2 to the Annual Report on Form 10-KSB, as amended, of Access National Corporation is being filed in response to comments we received from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of our registration statement on Form S-3 originally filed on November 17, 2003 (File No. 333-110552). That registration statement incorporates this Annual Report by reference. This Amendment contains additional or revised disclosure in Description of Business (Item 1), Market for Common Equity and Related Shareholder Matters (Item 5), Management’s Discussion and Analysis of Financial Condition and Results of Operation section (Item 6) and Financial Statements (Item 7). While the additional disclosure is intended to enhance an investor’s understanding of certain aspects of our business and financial condition, we do not consider the changes taken as a whole to represent a material change to the disclosure previously presented in the Annual Report as originally filed.
This amended report continues to speak as of the date of the original filing on March 31, 2003 of the Form 10-KSB for the annual period ended December 31, 2002, and it does not reflect any subsequent information or events other than the changes referred to above (and the new address of our principal executive office, as noted on the cover page). All information contained in this amendment and the original Form 10-KSB, as amended, is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date.

ACCESS NATIONAL CORPORATION
FORM 10-KSB
INDEX

PART I FINANCIAL INFORMATION
Item 1 Description of Business	Page 1
PART II
Item 5 Market for Common Equity and Related Shareholder Matters	Page 10
Item 6 Management’s Discussion and Analysis	Page 11
Item 7 Financial Statements	Page 36
PART III
Item 13 Exhibits, Lists and Reports on Form 8-K	Page 37
Signatures	Page 38

Part I
In addition to historical information, the following report contains forward-looking statements that are subject to risks and uncertainties that could cause the Corporation’s actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report.

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

The Bank was organized under federal law as a national banking association to engage in a general banking business to serve the communities in and around Northern Virginia. The Bank opened for business on December 1, 1999 at 14006 Lee-Jackson Memorial Highway in Chantilly, Virginia. The Bank’s deposits are insured to the maximum amount provided by the Federal Deposit Insurance Corporation. The Bank specializes in providing commercial banking and services to small and medium sized businesses, professionals, and associated individuals. The Bank provides its customers with personal service utilizing the latest technology and delivery channels.
On December 1, 1999, the Bank acquired Access National Mortgage Corporation, formerly known as Mortgage Investment Corporation. Access National Mortgage Corporation is headquartered in Vienna, Virginia. Access National Mortgage Corporation specializes in the origination of conforming and non-conforming residential mortgages primarily in the greater Washington, D.C. Metropolitan Area. Access National Mortgage Corporation has established offices throughout Virginia, in Roanoke, Richmond, Fairfax, and Newport News. Offices outside the state of Virginia include, Westminster, Crofton, and Owings Mills, Maryland, Hollywood, Florida, and Chicago, Illinois.
On April 10, 2002 the Bank acquired Access National Leasing Corporation, formerly known as Commercial Finance Corporation. Access National Leasing Corporation is headquartered in Chantilly, Virginia and specializes in equipment leasing. The acquisition of the leasing company provides an additional service to the businesses and professionals that the Bank specializes in serving and generates an additional source of income.

Market Area

Access National Corporation, Access National Bank, Access National Mortgage Corporation, and Access National Leasing Corporation are headquartered in Fairfax County and serve the Northern Virginia region. Fairfax County is a diverse and thriving urban county. As the most populous jurisdiction in both Virginia and the Washington, D.C. metropolitan area, the County’s population exceeds that of seven states. The median household income of Fairfax County is one of the highest in the nation. Northern Virginia had a population of 2.16 million according to the 2000 Census.

Competition

The Corporation’s only subsidiary, Access National Bank, competes with virtually all banks and financial institutions which offer services in its market area. Much of this competition comes from large financial institutions headquartered outside of Virginia, each of which has greater financial and other resources to conduct large advertising campaigns and to offer incentives. To attract business in this competitive environment, the Bank relies on personal contact by its officers and directors, local promotional activities, and the ability to provide personalized services. In addition to providing full service banking, the Bank offers and promotes alternative and modern conveniences such as internet banking, automated clearinghouse transactions and offers courier services for commercial clients.

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

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond (the “FRB”). Generally, a bank holding company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. The FRB’s approval is also required for the merger or consolidation of bank holding companies.

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

Governmental Policies and Legislation. Banking is a business that depends primarily on interest rate differentials. In general, the difference between the interest rates paid by the Bank on its deposits and its other borrowings and the interest rates received by the Bank on loans extended to its customers and securities held in its portfolio, comprise the major portion of the Corporation’s earnings. These rates are highly sensitive to many factors that are beyond the Corporation’s control. Accordingly, the Corporation’s growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

Lending Activities

The Bank’s primary lending activities involve commercial lending, including real estate loans and real estate construction loans, and residential mortgage lending. These lending activities provide access to credit to small businesses and professionals in the greater Washington, D.C. Metropolitan Area and support the activities of our mortgage offices. Some loans are held by the Bank for investment purposes, while others are only held temporarily pending their sale to third parties. We also broker loans. Each of our principal loan types are described below.
At December 31, 2002 loans held for investment totaled $114.8 million compared to $68.7 million at year end 2001. All loans are underwritten based on the borrower’s capacity for credit and sources of repayment. The Bank is predominantly a secured lender. Secured loans comprise over 99% of the total loan portfolio. Table 6, Loan Portfolio, reflects the composition of loans held for investment.

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

Loan Portfolio – Loans Held for Investment. The composition of Loans Held For Investment are summarized in Table 6. The table and numbers discussed in this section do not reflect information regarding Loans Held For Sale. The loans held for investment are actively monitored to detect any potential performance issues. We have formulated and manage our loans within the context of a risk grading system developed by management based upon extensive experience in administering this and similar loan portfolios in our market. Payment performance is carefully monitored for all loans. When loan repayment is dependent upon an operating business or investment real estate, periodic financial reports, site visits and select asset verification procedures are required to ensure that we accurately rate the relative risk of our assets. Based upon criteria that are established by management and the Board of Directors, the degree of monitoring is escalated or relaxed for any given borrower based upon our assessment of the future repayment risk.
Commercial Loans. Commercial Loans represent 15.09% of our held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support the working capital and the fixed asset acquisition needs of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Real Estate Construction Loans. Real Estate Construction Loans, also known as construction and land development loans, comprise 8.76% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Commercial Real Estate Loans. Also known as “Commercial Mortgages”, loans in this category represent 38.36% of our loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit business; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Residential Real Estate Loans. Residential Real Estate Loans are loans secured by first or second mortgages on one to four family residential properties and represent 37.12% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole portfolio: Home Equity Lines of Credit (HELOC) 10.85%; First Trust Mortgage Loans 22.94%; and Loans Secured by a Junior Trust 3.32%.
HELOCs are extended to borrowers in our target market. Real estate equity is the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. HELOCs are most frequently secured by a second lien on residential property. 1-4 Family Residential First Trust Loan, or “First Mortgage Loan,”

proceeds are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust, or “Loans Secured by a Second Trust Loans,” are to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.
Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.
Consumer Loans. Consumer Loans make up less than 1% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment capacity, collateral value, savings pattern, credit history and stability.
Loans Held for Sale (LHFS) and Brokered Loans. Loans Held For Sale and Brokered Loans are originated by Access National Mortgage Corporation, a wholly owned subsidiary of Access National Bank. Loans of these types are residential mortgage loans extended to consumers underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor.
The LHFS loans are closed in our name and carried on our books as an investment until the loan is delivered to and purchased by an investor. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. LHFS loans are generally carried on our books for less than 30 days.
Brokered loans are underwitten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. In 2002, we originated total volume of $791,600,726 in residential mortgage loans under these types of delivery methods. Brokered loans account for approximately 15% of the total loan volume of Access National Mortgage Corporation. At December 31, 2002 loans held for sale totaled $93.9 million compared to $38.6 million at year end 2001.
Leasing Activities
The Bank formed Access National Leasing Corporation effective April 10, 2002, as a subsidiary of the Bank to acquire Commercial Finance Corporation, Chantilly, Virginia. The Bank acquired Commercial Finance Corporation in exchange for 7,500 restricted shares of the Bank (with a market value of approximately $150,000) issued in a private placement to John E. Fochtman, the sole shareholder of Commercial Finance Corporation, plus possible additional purchase consideration consisting of additional shares of Bank stock upon the attainment of certain performance thresholds by December 31, 2002. None of the performance thresholds were achieved by that date and no additional purchase consideration was paid. The Bank, through Access National Leasing Corporation, also entered into an employment agreement with Mr. Fochtman, who remained at Access National Leasing Corporation as its President.
Access National Leasing Corporation provides up to 100% financing of equipment to middle market companies located in the mid-Atlantic region. The credit management and risk rating policies for this activity are nearly identical to the commercial lending activities of Access National Bank, except as they relate to loan to value ratios. This type of credit transaction generally provides higher yield to the Bank than certain commercial loans in exchange for up to 100% financing. The volume is consolidated into the Commercial Loan category discussed above.

Deposits
Deposits, the primary funding source for loans, totaled $178.3 million at December 31, 2002 and were comprised of Non-interest bearing demand deposits in the amount of $61.4 million, Savings deposits in the amount of $21.6 million and Time deposits in the amount of $95.3 million. Total deposits increased $73.4 million over December 31, 2001 and provided funds for the increased loan volume. Deposit growth is expected to continue at a rapid yet lesser percentage rate of growth as the Bank expands its customer base and builds name recognition. As the Bank develops, additional personnel will be added that we expect to generate additional business, in both loans and deposits. It is expected that deposits will continue to consist of both core deposits and wholesale deposits. Wholesale deposits may be used for specific funding sources. The Bank plans to continue to grow the loan portfolio at a rapid rate by expanding deposits from existing clients and obtaining new clients by the continued recruitment of experienced “in market” loan officers. The Bank utilizes professional loan officers as its direct sales force in marketing both loans and deposits. Table 9, Average Deposits and Average Rates Paid, details the composition of deposits.
Our primary focus with respect to core deposit activities is upon the business deposits of the target market. Core deposits are supplemented when necessary by wholesale deposit activities to support the short term Loans Held For Sale program discussed under “Lending Services.”
Non-Interest Bearing Deposits represent the largest volume of deposits outside of Time Deposits at 34.4% of the total. Most of this activity relates to the operating accounts of businesses within our target market. There is a high degree of cross-over between these accounts and our clients who are commercial loan customers or who anticipate becoming loan customers.
Money Market and Savings Deposits represent 8.7% of the total and are generally with businesses and professionals in the target market. Many of these depositors are also borrowers.
Interest bearing demand deposits represent 3.4% of total deposits and are mostly from individuals, professionals and non-profit organizations within the target market.
Savings, money market, and Time Deposits account for 62.2% of the total deposit portfolio. Most of these accounts are also from clients in the target market. Brokered or “wholesale” deposits account for 16.7% ($18.5 million) of the total in this category. Wholesale depositors are outside of the target market and place their deposit with us solely due to the interest rate paid. Together with other funding sources, we use these types of deposits to fund the short term cash needs associated with the Loans Held For Sale program discussed under “Loans.”

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Corporation’s common stock is neither listed on an exchange nor traded on any over-the-counter market. To date, only limited trading in the Corporation’s common stock has occurred. This limited trading cannot be characterized as amounting to an active trading market. No assurance can be given that an active trading market will develop in the foreseeable future.
Set forth below is certain financial information relating to the Corporation’s common stock price history for each quarter since January 1, 2001. The stock prices listed below reflect the prices paid in the indicated periods in the actual private trades of which the Corporation is aware. There may have been other transactions of which the Corporation is unaware. Due to the sporadic nature of trading in the Corporation’s common stock, these transactions do not necessarily reflect the intrinsic or market value of the stock at the time they were completed.

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
On April 10, 2002 the Bank issued 7,500 restricted shares of common stock (with a market value of approximately $150,000) to John E. Fochtman, in exchange for 100% of the shares of Commercial Finance Corporation (now known as Access National Leasing corporation). These shares of common stock were exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 due to the Bank’s status as a Federal Reserve Bank.
On April 15, 2002 the Bank sold 162,500 shares of its common stock under a rights offering to existing shareholders and employees at a price of $18.00 per share and a par value of $5.00. The total offering price was $2,925,000. The offering was not underwritten and there were no underwriters’ discounts or commissions. A Series B warrant to purchase one share of common stock accompanied each share purchased, for a total of 162,500 Series B warrants issued in this rights offering. The Series B warrants are exercisable immediately at an exercise price of $20.00 per share and are exercisable at any time to and including June 4, 2004. Both the shares of common stock and the Series B warrants were exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 due to the Bank’s status as a Federal Reserve Bank.
On July 30, 2002, Access National Capital Trust I, a Delaware business trust and a wholly-owned subsidiary of Access National Corporation, issued $4.0 million of Floating Rate Capital Securities in a private placement transaction with an accredited investor (in reliance upon Section 4(2) of the Securities Act of 1933, as amended) and $125,000 of Floating Rate Common Securities to Access National Corporation. Proceeds from the issuance of both the Floating Rate Capital Securities and the Floating Rate Common Securities were immediately used by Access National Capital Trust I to purchase $4.125 million of Floating Rate Junior Subordinated Deferrable Interest Debentures maturing on September 30, 2032 from Access National Corporation. Access National Corporation paid commissions of $120,000 in connection with the sale of the Floating Rate Capital Securities.

In addition to the Series B warrants discussed above, there are 175,620 outstanding Series A warrants which differ from the Series B warrants with respect to vesting date, exercise price, and expiration date. The Series A warrants were issued by the Bank in December 1999 to the organizing shareholders of the Bank (in conjunction with the organization of the Bank) and the shareholders of Mortgage Investment Company (in conjunction with the acquisition by the Bank of Mortgage Investment Company). Each Series A warrant is exercisable for one share of common stock at an exercise price of $10.00. As of December 31, 2002, 155,620 of the Series A warrants had vested and were exercisable.

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

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-KSB may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the OCC, U.S. Treasury and the FRB, the economy of Northern Virginia, including governmental spending and real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.
Critical Accounting Policies
General. The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Actual losses could differ significantly from the historical factors that we monitor. Additionally, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.
Allowance for Loan Losses. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principals of accounting: (i) SFAS 5 Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation considers among other factors, the estimated market value of the underlying collateral, and current economic conditions. For further information about our practices with respect to allowance for loan losses, please see the subsection “Loans” below.
Results of Operations
The Bank completed its third year of operations in 2002 and continues to experience rapid growth in both assets and revenue. Consolidated earnings of the Corporation increased 204% for the year ended December 31, 2002 to $2.7 million compared to $887,000 for 2001. These record earnings are due to the significant growth occurring in both the Bank and its mortgage subsidiary. Average earning assets increased 78% over 2001, reflecting an 86% increase in average loans held for investment in our banking business and an 88% increase in loans held for sale in our mortgage business. The increase in loans is due to strong loan demand and better market penetration. Loans held for sale totaled $93.8 million at December 31, 2002 compared to $38.6 million in 2001, an increase of $55.2 million. The increase in loans held for sale is due to the strong housing market and the lower interest environment. The growth in earning assets was funded by a 94% increase in average deposits and a 48% increase in borrowed funds. Favorable interest rates accounted for approximately 22% of the $410 million increase over last year in mortgage loans originated by Access National Mortgage Corporation. Return on average assets increased to 1.64% in 2002 from 0.98% in 2001. Return on average equity increased dramatically to 20.17% in 2002 from 8.75% in 2001 reflecting the strong earnings. Diluted earnings per share for 2002 was $2.16 up 167% from the $.81 reported last year. Pre-tax income for 2002 was $4.1 million compared to $1.4 million in 2001.

Management is optimistic that the Corporation will experience continued growth in 2003 by focusing on increasing its market share and generating consistent earnings. The interest rate environment is expected to remain favorable for the mortgage industry during 2003 and, coupled with the Bank’s expansion of the commercial lending areas, should provide the basis for continued growth of the Corporation. All units of the Corporation expand business by hiring experienced loan and credit officers who have established clientele and are able to bring clients to the Corporation as the financial services industry in the target market continues to be fluid due to merger activity. Management intends to expand both the commercial lending and marketing areas of the Bank, however, there are no assurances that we will be able to attract the necessary experienced personnel. In 2002, the Bank’s growth was supported solely by its experienced loan officers, while in 2003 we intend to evaluate opportunities to establish additional branches. Management is also of the opinion that at financial maturity its core operating units, Access National Bank and Access National Mortgage Corporation, are counter-cyclical to one another with respect to earnings. The Bank typically performs better in a rising rate environment and, conversely, the Mortgage Corporation typically does better in a falling rate environment. Interest rates for 2003 are expected to remain low, which will be conducive to increased loan production at the Mortgage Corporation. The Bank will also benefit from the low interest rate environment to the extent of generating new loans. However, in a low interest rate environment, the margin between interest earned and interest paid narrows.

Assets

Total assets of Access National Corporation grew to $240.3 million in 2002 from $132.1 million in 2001, an 82.0% increase. The increase in total assets is attributable to the growth in loans held for investment and loans held for sale. Access National Bank specializes in providing services to small and medium sized businesses and professionals. As the Bank matures, it is achieving greater market penetration and wider name recognition, building a reputation for being able to meet the needs of the small business community and professionals in our market area. Loans held for sale also contributed to the growth in loans as our mortgage subsidiary experienced record growth as a result of the lower interest environment and the strong housing market in our service area. Management estimates that 22% of the increased mortgage volume is attributable to a decline in interest rates. The remainder of the increase in mortgage volume is attributed to our strategy of hiring additional experienced loan officers and increasing the number of branch locations. Irrespective of the interest environment, management plans to continue expanding by hiring additional loan officers. Average earning assets increased $68.8 million to $156.8 million, an increase of 78.2%, reflecting the growth in loans.
Loan growth is expected to continue in 2003, due to increases in the lending staff, marketing and the addition of facilities. The Bank expects that increases in lending staff will be the primary contributor to loan growth in 2003. As such, the key factor in the magnitude of loan growth in 2003 will be the ability of the Bank to recruit qualified personnel. In the past, the Bank has been successful in attracting qualified personnel with established lending relationships and it anticipates that it will be able to do so in the future. Management expects that marketing, although secondary in importance to increased lending staff, will also fuel loan growth as the Bank continues to expand and solidify its reputation in its market area. The Bank intends to expand its growth strategy in 2003 to include evaluation of additional branch sites. The impact on loan growth of the Bank’s general interest in physical expansion is uncertain at this time because the Bank does not yet have definitive plans to open new branches. The composition of new loans is expected to follow our existing lines of business.
Loans. Total loans (including average loans held for sale in the amount of $49.5 million), net of unearned income, averaged $137.7 million during 2002 compared to $73.6 million in 2001 representing an increase of 87.0% over last year. Loans held for investment totaled $114.8 million at December 31, 2002 compared to $68.7 million in 2001, an increase of $46.1 million. The increase in loans is due to strong loan demand, better market penetration, and expansion of loan officer staff. Loans held for sale totaled $93.8 million at December 31, 2002 compared to $38.6 million in 2001, an increase of $55.2 million. The increase in loans held for sale is due to the strong housing market, expansion of loan officer staff, and the lower interest environment.
The loan portfolio is comprised of commercial, commercial real estate, real estate construction, residential real estate, and consumer loans. Commercial loans increased from $9.1 million in 2001 to $17.5 million at the end of 2002. Commercial real estate loans increased from $27 million in 2001 to $44 million in 2002. The increase in Commercial loans and commercial real estate loans is due to the addition of experienced commercial lenders. The Bank anticipates that this area of lending will continue to grow in 2003 through a combination of increasing the number of experienced lenders, direct marketing, and the establishment of additional offices. Real estate construction loans decreased slightly from $10.8 million in 2001 to $10 million in 2002. This decrease in real estate construction loans is due to routine payoffs. However, this category is expected to increase in 2003 as a result of new marketing initiatives and additional experienced personnel. Residential real estate loans increased from $19.9 million in 2001 to $42.6 million in 2002. Residential real estate loans increased as a result of increased production due to an increase in the number of lenders and loans purchased from our mortgage subsidiary. The Bank expects to continue growing this segment of loans in 2003 through direct production and through continued purchases of loans from our mortgage subsidiary. Consumer loans decreased from $1.8 million to $782,000 in 2002. The decrease in consumer loans is due to routine payoffs. The Bank concentrates on providing banking services to the small to medium sized businesses and professionals in our market area. The Bank also offers a complete line of consumer lending products, primarily as a service to the affiliates of our commercial and professional clients. The Bank does not, however, actively market its consumer products at this time, which accounts for the nominal amount of consumer type loans. As the Bank establishes additional offices and places a greater emphasis on retail banking, it expects that the amount of consumer type loans and deposits will increase in the future.
The overall growth in the loan portfolio is attributable to strong loan demand, better name recognition and a growing reputation for being able to serve the needs of the small to medium size businesses and professionals in our community. The strong loan demand originates from building our base of business and meeting the needs of new and existing clients. The Bank expects that the strong housing market in its area, coupled with the low interest rate environment, will continue to generate future growth in both loans held for investment and loans held for sale. Additionally, the Bank intends to expand its lending staff, which the Bank expects will, in turn, support continued growth in the future.
Table 6, The Loan Portfolio, presents the major classifications and maturity distribution of loans held for investment at December 31, 2002 and 2001.
For the year ended December 31, 2002, the allowance for loan loss was $2,048,539, an increase of 72% or $856,337 over the prior year-end. The large percentage increase is attributed to the 67% increase in the Loan Portfolio as well as a detailed analysis of risk and loss potential within the portfolio as a whole. Although actual loan losses have been insignificant, our senior credit management, with over 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes and trend analysis. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by our financial statement auditors, internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve.

The Bank, after three years of operations, does not have a history of charge offs with which to establish trends in loan losses by loan classifications. As of December 31, 2002 the total net charge offs for the three years was less than two thousand dollars. The overall allowance for loan losses is equivalent to approximately 1.78% of total loans held for investment. The schedule in Table 8, Allocation of the Allowance for Loan Losses, closely approximates this same allocation by the different loan types. The methodology as to how the allowance was derived is a combination of specific allocations and of overall percentages, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that will enable the Bank in the future to precisely allocate the composition of the allowance for loan losses by types of loans.
The allowance for loan losses increased $856 thousand in 2002 or approximately 72% over 2001. Total loans increased $46.1 in 2002, an increase of 67%. The allowance for loan losses at 12/31/02 was 1.78% of total loans compared to 1.73% in 2001. At December 31, 2002, the allowance for Commercial loans as a percent of the total Commercial loans amounted to 2.6%, up from 2.3% in 2001. The allowance for Commercial Real Estate loans was 1.95% of total Commercial Real Estate loans in 2002 compared to 1.85% in 2001. The allowance for Residential Real Estate loans as a percent of total Residential Real Estate loans was 1.47% in 2002 compared to 1.84% in 2001. Net charge offs from inception through December 31 2002 have totaled less than $2 thousand. Since the bank does not have any historical charge off experience, changes in the composition of the allowance for loan losses are due to volume and changes in individual risk ratings on new loans.
The loss risk of each loan within a particular classification, however, is not the same. The methodology for arriving at the allowance is not dictated by loan classification. The methodology as to how the allowance was derived is detailed below. Unallocated amounts included in the allowance for loan losses have been applied to the loan classifications on a percentage basis.
Adequacy of the reserve is assessed, and appropriate expense and charge offs are taken, no less frequently than at the close of each fiscal quarter end. The methodology by which we systematically determine the amount of our reserve is set forth by the Board of Directors in our Credit Policy. Under this Policy, our Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits (the “Specific Reserve”) , individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time (the “General Reserve”) and, finally, an “Unallocated Reserve” to cover any unforeseen factors not considered above in the appropriate magnitude. Each of the reserve components, General, Specific and Unallocated are discussed in further detail below.
With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of December 31, 2002, our evaluation of these factors supported approximately 53% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.
When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan loss analysis comprises the “Specific Reserve” and accounted for approximately 22% of the total loss reserve. For 2002, this Specific Reserve relates to three loans totaling $1.8 million as of December 31, 2002 that were assigned additional reserves based on an evaluation of the established primary and secondary sources of repayment, which suggested a potential degradation in those sources of repayment.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of December 31, 2002, the threshold range for this component was 0.02% to 0.75% of the total loan portfolio and accounted for approximately 25% of the total loss reserve.
Investment Securities. The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S Government Agency securities, and mortgage backed securities. At December 31, 2002, the securities portfolio totaled $15.6 million, up from $10.5 million in 2001. Investment securities are classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of stockholders’ equity. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $94,000 on December 31, 2002. Table 5, Securities Available for Sale, presents the types, amounts and maturity distribution of the securities portfolio.
Net Interest Income
Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits used to fund earning assets). The management of the Bank strives to maximize net interest income through prudent balance sheet administration and maintaining appropriate risk levels as determined by management. Table 1, Summary Financial Data, summarizes the major components of net interest income for the past two years and also provides yields and average balances.
Net interest income increased in 2002 to $5.8 million compared to $3.1 million in 2001. The increase is due to a 78% increase in average earning assets resulting from the overall growth of the Corporation. Access National Bank completed its third year of operation in 2002. As a new bank it continues to grow as it expands its base of business. The base of business was expanded through marketing, our strengthening reputation, and the hiring of additional experienced personnel with client contacts at entities which were ready to change their financial services provider.
Interest income for 2002 increased to $10.1 million from $6.3 million in 2001. The increase in interest income is due to the growth in earning assets. Average loans held for investment increased 86% over 2002 and totaled $114.8 million at year end 2002 compared to $68.7 million at year end 2001. Average loans held for sale, generated by Access National Mortgage Corporation increased 88% over 2001 as a result of growth and the lower interest environment. The Corporation expects growth in interest income to continue as a result of increasing loan volumes due to the low interest rate environment, the strong housing market, and increased lending personnel.
Non Interest Income
Non-interest income consists of gains on loans held for sale and other non-interest income, which is comprised primarily of broker fees, all of which relate to our mortgage business. Total non interest income was $22.5 million in 2002 compared to $11.1 million in 2001 The majority of this increase in is a result of gains from the sale of mortgage loans, generated by Access National Mortgage Corporation, which increased from $9.8 million to $19.7 million in 2002. The Corporation expects continued growth in gains on loans held for sale in conjunction with the anticipated growth in loans held for sale, discussed above.
Other income increased from $1.2 million in 2001 to $2.6 million in 2002. Fees from brokered loans account for $1.1 million of the increase. Other non-interest income is expected to increase as the volume of business and, therefore, the number of transactions for which broker fees are collected, increases.
Expenses – Interest

Interest expense increased in 2002 to $4.2 million compared to $3.2 million in 2001. The increase is due to an increase in interest bearing deposits of $37.1 million and an increase of $25.5 million in borrowed funds. Growth in “core” and “wholesale” deposits were required to fund the earning asset growth noted as the primary component of revenue growth.
Expenses – Non-Interest
Non-interest expense increased $11.4 million for the year ended December 1, 2002 over the same period in 2001. Salaries and employee benefits increased $6.7 million in 2002 over 2001. The mortgage banking segment accounted for $5.9 million of this increase and the banking segment accounted for $719,000. This increase represents the increased personnel necessary to support the growth of the Corporation. Other operating expenses increased $4.8 million in 2002, reflecting the growth of the Corporation. Of this $4.8 million increase, $4.0 million is attributable to our mortgage banking segment and $800,000 to our banking segment and principally represents compensation and occupancy.
Provision for Loan Losses
The provision for loan losses totaled $841,300 for 2002, compared to $719,900 in 2001. The increase in the provision is due to the overall increase in loans. The methodology as to how this expense was derived is detailed above under Loans. Generally, the Corporation expects the absolute value of the provision for loan losses to increase as the loan portfolio increases.
Income Taxes
Income tax expense increased $830,000, a 157% increase over last year. Note 8 to the financial statements show the components of Federal Income tax.

Deposits

Deposits are the primary source of funding loan growth. Average deposits totaled $131.6 million during 2002, a 94.3% increase over 2001. Deposits totaled $178.3 million on December 31, 2002, compared to $104.9 million on December 31, 2001, an increase of $73.4 million. The growth in deposits is due in part to relationship accounts obtained from new lending clients, increased market penetration and an increase in wholesale Certificates of Deposits, and, more generally, from growth as the Bank matures and expands its customer base. Continued growth in deposits is expected during 2003 as the Bank expands and improves its market penetration. Management expects deposit growth to continue as additional experienced personnel with existing contacts with potential new clients are recruited and the Bank considers a modest branching initiative. Table 9, Average Deposits and Average Rates Paid, reflects the composition of deposits and interest rates.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2002, overnight interest bearing balances totaled $7 million and securities available for sale totaled $15.6 million.

The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2002, the Corporation had lines of credit with the Federal Home Loan Bank of Atlanta totaling $56.6 million and outstanding loans of $29.8 million, leaving $26.2 million available on the lines. The interest rates on these lines of credit are variable rates that are subject to change daily. The Bank had one term note in the amount of $1.0 million at a fixed rate of 4.58%.
In addition to the lines of credit at the Federal Home Loan Bank, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of December 31, 2002, outstanding repurchase agreements totaled $2.1 million and commercial paper issued amounted to $3.7 million. The interest rate on these instruments are variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at December 31, 2002, these lines amounted to $8.8 million. During 2002, the Corporation also raised $4.0 million in Trust Preferred to support the growth of the organization. The interest rate adjusts quarterly. The rate was 5.93% at December 31, 2002. Table 12, Borrowed Funds Distribution, outlines the composition of borrowed funds for 2002 and 2001.
The Corporation funded the growth in interest earning assets through a combination of non-interest bearing deposits, interest bearing deposits, retention of earnings and borrowed funds. Table 12, Borrowed Funds, shows the composition of borrowed funds. The Corporation expects its short and long term sources of liquidity and capital to remain adequate to support expected growth. The Bank relies on a variety of short and long term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider.
During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2002, these commitments amounted to $11.5 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At December 31, 2002, the Bank had approximately $18.0 million in unfunded lines of credit. These lines of credit, if drawn upon, would be funded from routine cash flows. Cash flows from financing activities, which includes deposit growth and borrowing, generated over $101.0 million.

Interest Rate Sensitivity Management

The Corporation’s net interest income and the fair value of its financial instruments, are influenced by changes in the level of interest rates. The Corporation manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee. The Asset Liability Committee meets periodically and has responsibility for formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The Corporation is Asset Sensitive. This means that within the next 12 months, cumulatively, $58.8 million more in earning assets are maturing or repricing than are interest-bearing liabilities. If interest rates fall, interest income will fall faster than interest expense, and net interest income will likely decline. In a rising interest rate environment, assets will re-price more quickly than liabilities, resulting in increased earnings. Table 11, Interest Sensitivity Analysis, reflects the maturity or re-pricing of assets and liabilities.

Capital Resources

Shareholder’s equity increased by $5.8 million during 2002 to $16.3 million, primarily due to an increase in retained earnings and the sale and issuance of 162,500 shares of common stock and warrants in a rights offering to existing shareholders and employees. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.
Banking regulators have established required minimum regulatory capital ratios that apply to the Corporation and the Bank. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as “Well Capitalized”, which is the highest rating. Table 13, Risk Based Capital Analysis, outlines the regulatory components of capital and risk based capital ratios.

Impact of Inflation and Changing Prices

A bank’s asset and liability structure is substantially different from that of a non-financial company in that virtually all assets and liabilities of a bank are monetary in nature. The impact of inflation on the Bank’s financial results depends upon the Bank’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

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

Statistical Information

The following statistical information is provided pursuant to the requirements of Guide 3, promulgated under the Securities Act of 1933:

Table 1
Summary Financial Data

	Year Ended
	December 31,
	2002	2001

Income Statement Data:
Net interest income	$5,848,269	$3,114,985
Provision for loan losses	841,337	719,893
Non-interest income	22,493,642	11,081,735
Non-interest expense	23,446,695	12,060,313
Income taxes	1,359,139	529,371

Net income	$2,694,740	$887,143

Per Share Data:(1)
Earnings per share, basic	$2.45	$0.89
Earnings per share, assuming dilution	$2.16	$0.81
Cash dividends declared	—	—
Book value at period end	13.92	10.47
Balance Sheet Data:
Total assets	$240,348,106	$132,068,992
Loans held for sale	93,852,159	38,615,025
Total loans	114,835,610	68,736,130
Total securities	15,637,141	10,582,376
Total deposits	178,251,273	104,875,706
Shareholders’ equity	16,291,330	10,465,243
Average shares outstanding, basic(1)	1,099,000	1,000,000
Average shares outstanding, diluted(1)	1,246,344	1,096,998
Performance Ratios:
Return on average assets	1.64%	0.98%
Return on average equity	20.17%	8.75%
Net interest margin(2)	3.73%	3.54%
Asset Quality Ratios:
Allowance to period end loans	1.78%	1.73%
Allowance to nonperforming loans	—	127.87%
Net charge-offs to average loans	—	0.01%
Capital Ratios:
Tier I risk-based capital	9.67%	10.96%
Total risk-based capital	13.33%	12.20%
Leverage capital ratio	6.48%	8.91%
Total equity to total assets	6.78%	7.92%

(1)	Restated for a 10 for 1 stock split declared in April 2001.

(2)	Net interest income divided by total average earning assets.

Table 2
Average Balances, Interest Income and Expense and Average Yield and Rates

	Period Ended December 31,

	2002			2001

	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest earning assets:
Securities	$9,384,094	$393,035	4.19%	$6,650,252	$372,604	5.60%
Loans	137,654,167	9,531,038	6.92%	73,603,965	5,697,515	7.74%
Interest bearing deposits	8,711,280	143,775	1.65%	7,146,703	255,806	3.58%
Federal funds sold	1,043,112	17,196	1.65%	566,603	23,355	4.12%

Total interest earning assets	156,792,653	10,085,044	6.43%	87,967,523	6,349,280	7.22%
Non-interest earning assets:
Cash and due from banks	5,876,949			2,133,187
Premises and equipment	580,041			426,496
Other assets	2,575,215			943,766
Less: allowance for loan losses	(1,325,369)			(749,091)

Total non-interest earning assets	7,706,836			2,754,358

Total Assets	$164,499,489			$90,721,881

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$7,383,910	$165,340	2.24%	$2,457,710	$71,387	2.90%

	Period Ended December 31,

	2002			2001

	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Money market deposit accounts	11,884,162	270,215	2.27%	5,910,445	202,856	3.43%
Savings accounts	393,702	4,531	1.15%	481,294	10,379	2.16%
Time deposits	77,796,866	3,306,541	4.25%	41,412,471	2,446,132	5.91%

Total interest-bearing deposits	97,458,640	3,746,627	3.84%	50,261,920	2,730,754	5.43%
FHLB Advances	8,838,527	207,370	2.35%	883,151	49,292	5.58%
Securities sold under agreements to repurchase	2,163,402	23,555	1.09%	2,905,970	87,010	2.99%
Other short-term borrowings	4,477,171	157,048	3.51%	7,811,490	367,239	4.70%
Trust Preferred Debenture	1,666,666	102,175	6.13%	—	—	—

Total interest-bearing liabilities	114,604,406	4,236,775	3.70%	61,862,531	3,234,295	5.23%

Non-interest bearing liabilities:
Demand deposits	$34,092,729			17,454,627
Other liabilities	2,441,194			1,265,277

Total liabilities	151,138,329			80,582,435
Shareholders’ Equity	13,361,160			10,139,446

Total Liabilities and Shareholders’ Equity:	$164,499,489			$90,721,881

Interest Spread			2.73%			1.99%

Net Interest Margin		$5,848,269	3.73%		$3,114,985	3.54%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3)	The bank had no nonaccruing loans for the periods presented.

Table 3
Average Asset Mix

	Average		Average
	Balance		Balance
	2002	%	2001	%
Earning Assets:
Loans Held for Investment	$88,066,000	53.54%	$47,259,000	52.09%
Loans Held for Sale	49,588,000	30.14%	26,345,000	29.04%
Investment securities	9,384,000	5.70%	6,650,000	7.33%
Federal Funds Sold	1,043,000	0.63%	567,000	0.62%
Interest-Bearing Bank Balances	8,711,000	5.30%	7,147,000	7.88%

Total Earning Assets	$156,792,000	95.31%	87,968,000	96.96%

Non-Earning Assets:
Cash & Due from Banks	$5,877,000	3.57%	$2,133,000	2.35%
Premises and Equipment	580,000	0.35%	426,000	0.47%
Other Assets	2,575,000	1.57%	944,000	1.04%
Less: Allowance for Loan Loss	(1,325,000)	-0.81%	(749,000)	-0.83%

Total Non-Earning Assets	$7,707,000	5.49%	2,754,000	3.86%

Total Assets	$164,499,000	100.00%	$90,722,000	100.00%

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

Table 5
Securities Available for Sale
Maturity Distribution and Average Yields

	December 31,
	2002	2001

Available For Sale Securities
US Treasury Securities	$1,716,000	$1,615,500
US Government Agency Securities	3,012,243	8,496,876
Mortgage Backed Securities	9,114,798	—
Other	1,794,100	470,000

Total Securities	$15,637,141	$10,582,376

	December 31, 2002

			After One		After Five
	Within		Year but Within		Years but Within
	One Year		Five Years		Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Available For Sale Securities (1)
US Treasury Securities	$—	—	$1,716,000	3.79%	$—	—	$1,716,000	3.79%
US Government Agency Securities	—	—	3,012,243	4.53%	—	—	3,012,243	4.53%
Mortgage Backed Securities	—	—	921,466	4.64%	8,193,332	4.92%	9,114,798	4.78%

Total Securities	$—	—	$5,649,709	4.32%	$8,193,332	4.92%	$13,843,041	4.60%

(1)	Excludes Federal Reserve Bank Stock of $300,000 and FHLB Stock of $1,494,100.

Table 6
Loan Portfolio

Note: The Bank opened for business in December 1999 and, therefore, three years of operating history is presented.

	2002		2001		2000

	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	17,324,000	15.09%	$9,115,000	13.26%	$6,767,000	22.07%
Commercial real estate	44,048,000	38.36%	27,002,000	39.28%	13,787,000	44.97%
Real estate construction	10,057,000	8.76%	10,821,000	15.74%	1,252,000	4.08%
Residential real estate	42,625,000	37.12%	19,906,000	28.96%	7,126,000	23.24%
Consumer	782,000	0.68%	1,892,000	2.75%	1,726,000	5.63%

Total loans	$114,836,000	100.00%	$68,736,000	100.00%	$30,658,000	100.00%

Loan Maturity Distribution

	December 31, 2002
	One Year or	After One Year	After
	Less	Through Five Years	Five Years	Total
Commercial	$7,457,000	$8,180,000	$1,687,000	$17,324,000
Real estate construction	7,514,000	2,543,000	—	10,057,000

Total	$14,971,000	$10,723,000	$1,687,000	$27,381,000

Loans with:
Fixed Rates	$14,745,000	$13,270,000	$3,024,000	$31,039,000
Variable Rates	52,057,000	30,210,000	1,530,000	83,797,000

	$66,802,000	$43,480,000	$4,554,000	$114,836,000

	December 31, 2001
	One Year or	After One Year	After
	Less	Through Five Years	Five Years	Total
Commercial	$6,192,000	$1,192,000	$1,731,000	$9,115,000

Real estate construction	8,761,000	845,000	1,215,000	10,821,000

Total	$14,953,000	$2,037,000	$2,946,000	$19,936,000

Loans with:
Fixed Rates	$13,909,000	$5,491,000	$907,000	$20,307,000
Variable Rates	27,201,000	21,228,000	—	48,429,000

	$41,110,000	$26,719,000	$907,000	$68,736,000

	December 31, 2000
	One Year or	After One Year	After
	Less	Through Five Years	Five Years	Total
Commercial	$4,259,000	$1,558,000	$950,000	$6,767,000

Real estate construction	641,000	611,000	—	1,252,000

Total	$4,900,000	$2,169,000	$950,000	$8,019,000

Loans with:
Fixed Rates	$1,169,000	$3,030,000	$1,011,000	$5,210,000
Variable Rates	23,766,000	1,682,000	—	$25,448,000

	$24,935,000	$4,712,000	$1,011,000	$30,658,000

Table 7
Allowance for Loan Losses

Note: the Bank opened for business in December 1999 and, therefore, three years of operating history is presented.

		December 31,
	2002	2001	2000

Balance, beginning of period	1,192,202	$489,000	$63,000
Provision for loan losses	841,337	719,893	426,000
Chargeoffs:
Commercial	—	16,691	—
Real estate	—	—	—
Consumer	—	—	—

Total chargeoffs	—	16,691	—
Recoveries:
Commercial	15,000	—	—
Real estate	—	—	—
Consumer	—	—	—

Total recoveries	15,000	—	—

Net chargeoffs	(15,000)	16,691	—

Balance, end of period	$2,048,539	$1,192,202	$489,000

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

At December 31, 2002 there were no loans past due for 90 days or more.

Table 8
Allocation of the Allowance for Loan Losses

Note: the Bank opened for business in December 1999 and, therefore, three years of operating history is presented.

		December 31,
	2002	2001	2000

	Allowance	Allowance	Allowance
Commercial	$455,741	$243,678	$137,029
Commercial real estate	860,758	467,137	219,514
Real estate construction	97,274	228,980	34,112
Residential real estate	630,077	171,995	56,712
Consumer	4,689	80,412	41,633

	$2,048,539	$1,192,202	$489,000

Table 9
Average Deposits and Average Rates Paid

	December 31,

	2002			2001

	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Interest bearing liabilities:
Interest-bearing demand deposits	$7,383,910	$165,340	2.24%	$2,457,710	$71,387	2.90%
Money market deposit accounts	11,884,162	270,215	2.27%	5,910,445	202,856	3.43%
Savings accounts	393,702	4,531	1.15%	481,294	10,379	2.16%
Time deposits	77,796,866	3,306,541	4.25%	41,412,471	2,446,132	5.91%

Total interest-bearing deposits	97,458,640	3,746,627	3.84%	50,261,920	2,730,754	5.43%
Non-interest bearing deposits	34,092,729			17,454,627

Total deposits	$131,551,369			$67,716,547

Certificate of Deposit Maturity Distribution

	December 31, 2002

	Three Months or	Three Months to	Over
	Less	Twelve Months	Twelve Months	Total

Certificates of deposit:
Less than $100,000	$10,088,584	$17,335,678	$33,740,805	$61,165,067
Greater than or equal to $100,000	18,461,627	6,033,595	9,655,986	34,151,208

	$28,550,211	$23,369,273	$43,396,791	$95,316,275

	December 31, 2001

	Three Months or	Three Months to	Over
	Less	Twelve Months	Twelve Months	Total

Certificates of deposit:
Less than $100,000	$7,839,839	$20,053,598	$16,987,343	$44,880,780
Greater than or equal to $100,000	4,442,694	9,565,054	4,992,907	19,000,655

	$12,282,533	$29,618,652	$21,980,250	$63,881,435

Table 10
Return on Average Assets and Return on Average Equity

	December 31,
	2002	2001

Average total assets	$164,499,489	$90,721,881

Average shareholders’ equity	$13,361,160	$10,139,446

Net income	$2,694,740	$887,143

Cash dividends declared	$—	$—

Return on average assets	1.64%	0.98%

Return on average shareholders’ equity	20.17%	8.75%

Average shareholders’ equity to average total assets	8.12%	11.18%

Table 11
Interest Sensitivity Analysis

	December 31, 2002

	Maturing or Repricing

	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total

Interest Earning Assets:
Securities	$—	$—	$7,444,000	$8,193,000	$15,637,000
Loans held for sale	93,852,000	—	—	—	93,852,000
Loans	52,944,000	13,858,000	43,480,000	4,554,000	114,836,000
Interest bearing deposits	7,039,000	—	—	—	7,039,000
Federal funds sold	19,000	—	—	—	19,000

Total interest earning assets	$153,854,000	$13,858,000	$50,924,000	$12,747,000	$231,383,000
Interest bearing liabilities:
Interest-bearing demand deposits	$6,023,000	$—	$—	$—	$6,023,000
Money market deposit accounts	15,265,000	—	—	—	15,265,000
Savings accounts	294,000	—	—	—	294,000
Time deposits & IRAs	28,550,000	23,369,000	42,806,000	591,000	95,316,000

Total interest-bearing deposits	$50,132,000	$23,369,000	$42,806,000	$591,000	$116,898,000
FHLB Advances	28,882,000	—	1,000,000	—	29,882,000
Securities sold under agreements to repurchase	2,740,000	—	—	—	2,740,000
Other short-term borrowings	3,763,000	—	—	—	3,763,000
Trust Preferred Debt	—	—	4,000,000	—	4,000,000

Total interest-bearing liabilities	$85,517,000	$23,369,000	$43,806,000	$591,000	$153,283,000

Period Gap	$68,337,000	$(9,511,000)	$7,118,000	$12,156,000	$78,100,000

Cumulative Gap	$68,337,000	$58,826,000	$65,944,000	$78,100,000	$78,100,000

Cumulative Gap / Total Assets	28.43%	24.48%	27.44%	32.49%	32.49%

For a narrative discussion of our interest sensitivity, please see the discussion on page 19 under the heading “Interest Rate Sensitivity Management.”

Table 12
Borrowed Funds Distribution

	December 31,
	2002	2001

At Period End
FHLB Advances	$29,881,876	$1,050,000
Securities sold under agreements to repurchase	2,740,073	1,679,088
Trust Preferred Debenture	4,000,000	—
Other borrowed funds	3,762,679	12,143,287

Total at period end	$40,384,628	$14,872,375

Average Balances
FHLB Advances	$8,838,527	$883,151
Securities sold under agreements to repurchase	2,163,402	2,905,970
Trust Preferred Debenture	1,666,666	—
Other borrowed funds	4,477,171	7,811,490

Total average balance	$17,145,766	$11,600,611

Average rate paid on all borrowed funds	3.69%	4.34%

Table 13
Risk Based Capital Analysis

		December 31,
	2002	2001	2000

Tier 1 Capital
Common Stock	$5,850,000	$5,000,000	$5,000,000
Capital surplus	7,149,000	5,000,000	5,000,000
Qualifying Trust Preferred Capital	4,000,000	—	—
Retained earnings	3,199,000	505,000	(383,000)
Disallowed Goodwill & Intangibles	(245,000)	—	—

Total tier 1 capital	19,953,000	10,505,000	9,617,000

Tier 2 Capital:
Allowance for loan losses	2,048,000	1,192,000	489,000

Total Risk Based Capital	$22,001,000	$11,697,000	$10,106,000

Risk weighted assets	$165,005,000	$95,841,000	$40,087,000

Quarterly average assets	$246,066,000	$117,926,000	$51,684,000

				Regulatory
	2002	2001	2000	Minimum
Capital Ratios:
Tier 1 risk based capital ratio	12.09%	10.96%	23.99%	4.00%
Total risk based capital ratio	13.33%	12.20%	25.21%	8.00%
	8.12%	8.91%	18.61%	4.00%

ITEM 7 – FINANCIAL STATEMENTS

ACCESS NATIONAL CORPORATION

Chantilly, Virginia

FINANCIAL REPORT

DECEMBER 31, 2002

CONTENTS

Page
INDEPENDENT AUDITOR’S REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-2
Consolidated statements of income	F-3
Consolidated statements of changes in shareholders’ equity	F-4
Consolidated statements of cash flows	F-5
Notes to consolidated financial statements	F-6 - F-31

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

Winchester, Virginia
February 14, 2003

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001

Assets

Cash and due from banks	$5,765,468	$2,988,744
Interest-bearing deposits in other banks	7,038,686	9,292,508
Federal funds sold	19,000	596,000
Securities available for sale, at fair value	15,637,141	10,582,376
Loans held for sale	93,852,159	38,615,025
Loans, net of allowance for loan losses 2002, $2,048,539; 2001, $1,192,202	112,787,071	67,543,928
Premises and equipment	622,642	550,199
Other assets	4,625,939	1,900,212

Total assets	$240,348,106	$132,068,992

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest-bearing demand deposits	$61,352,599	$25,145,348
Savings and interest-bearing deposits	21,582,399	15,848,923
Time deposits	95,316,275	63,881,435

Total deposits	178,251,273	104,875,706
Securities sold under agreement to repurchase	2,740,074	1,679,088
FHLB borrowings	29,881,877	1,050,000
Other short-term borrowings	3,762,679	12,143,287
Trust preferred capital notes	4,000,000	—
Other liabilities and accrued expenses	5,420,873	1,855,668
Commitments and contingent liabilities	—	—

Total liabilities	224,056,776	121,603,749

Shareholders’ Equity
Common stock, par value, $5.00; authorized 10,000,000 shares; issued and outstanding 2002, 1,170,000 shares, 2001, 1,000,000 shares	5,850,000	5,000,000
Surplus	7,148,274	5,000,000
Retained earnings	3,199,478	504,738
Accumulated other comprehensive income (loss)	93,578	(39,495)

Total shareholders’ equity	16,291,330	10,465,243

Total liabilities and shareholders’ equity	$240,348,106	$132,068,992

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income
For the Years Ended December 31, 2002 and 2001

	2002	2001

Interest and Dividend Income
Interest and fees on loans	$9,531,038	$5,697,515
Interest on federal funds sold	17,196	23,355
Interest on deposits in other banks	143,775	255,806
Interest and dividends on securities, taxable	393,035	372,604

Total interest and dividend income	10,085,044	6,349,280

Interest Expense
Interest on deposits	3,746,627	2,730,754
Interest on securities sold under agreement to repurchase	23,555	87,010
Interest on FHLB borrowings	207,370	49,292
Interest on other short-term borrowings	157,048	367,239
Interest on long term borrowings	102,175	—

Total interest expense	4,236,775	3,234,295

Net interest income	5,848,269	3,114,985
Provision for loan losses	841,337	719,893

Net interest income after provision for loan losses	5,006,932	2,395,092

Noninterest Income
Service fees on deposit accounts	107,936	31,431
Gain on sale of loans	19,736,907	9,812,625
Other income	2,648,799	1,237,679

Total noninterest income	22,493,642	11,081,735

Noninterest Expense
Salaries and employee benefits	14,312,465	7,651,493
Occupancy expense	632,500	394,993
Furniture and equipment expense	610,362	324,168
Other operating expenses	7,891,368	3,689,659

Total noninterest expense	23,446,695	12,060,313

Income before income taxes	4,053,879	1,416,514
Income Taxes	1,359,139	529,371

Net income	$2,694,740	$887,143

Earnings per share, basic	$2.45	$0.89

Earnings per share, assuming dilution	$2.16	$0.81

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2002 and 2001

				Accumulated
				Other
			Retained	Compre-	Compre-
	Common		Earnings	hensive	hensive
	Stock	Surplus	(Deficit)	Income (Loss)	Income	Total

Balance, December 31, 2000	$5,000,000	$5,000,000	$(382,405)	$13,065		$9,630,660
Comprehensive income:
Net income	—	—	887,143	—	$887,143	887,143
Other comprehensive (loss), unrealized holdings losses arising during the period (net of tax, $20,344)	—	—	—	(52,560)	(52,560)	(52,560)

Total comprehensive income					$834,583

Balance, December 31, 2001	5,000,000	5,000,000	504,738	(39,495)		10,465,243
Issuance of common stock, rights offering (162,500 shares)	812,500	2,035,774	—	—		2,848,274
Issuance of common stock, acquisition (7,500 shares)	37,500	112,500	—	—		150,000
Comprehensive income:
Net income	—	—	2,694,740	—	$2,694,740	2,694,740
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $48,205)	—	—	—	133,073	133,073	133,073

Total comprehensive income					$2,827,813

Balance, December 31, 2002	$5,850,000	$7,148,274	$3,199,478	$93,578		$16,291,330

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002 and 2001

	2002	2001

Cash Flows from Operating Activities
Net income	$2,694,740	$887,143
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	841,337	719,893
Deferred tax (benefit)	(410,602)	(280,616)
Net amortization (accretion) on securities	46,418	(23,532)
Depreciation	202,385	169,523
Changes in assets and liabilities:
(Increase) in loans held for sale	(55,237,134)	(28,745,760)
(Increase) in other assets	(2,383,673)	(903,882)
Increase in other liabilities	3,715,205	1,180,812

Net cash (used in) operating activities	(50,531,324)	(26,996,419)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	12,603,525	17,552,010
Purchases of securities available for sale	(17,503,086)	(24,174,929)
Decrease in federal funds sold	577,000	4,569,000
Net (increase) in loans	(46,084,480)	(38,095,116)
Purchases of premises and equipment	(274,829)	(260,227)

Net cash (used in) investing activities	(50,681,870)	(40,409,262)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	41,940,727	22,360,010
Net increase in time deposits	31,434,840	41,751,324
Increase in securities sold under agreement to repurchase	1,060,986	110,833
Net increase in FHLB borrowings	28,831,877	1,050,000
Net increase (decrease) in short-term borrowings	(8,380,608)	12,143,287
Increase in trust preferred capital notes	4,000,000	—
Proceeds from issuance of common stock	2,848,274	—

Net cash provided by financing activities	101,736,096	77,415,454

Increase in cash and cash equivalents	522,902	10,009,773

Cash and Cash Equivalents
Beginning	12,281,252	2,271,479

Ending	$12,804,154	$12,281,252

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$4,229,027	$3,159,538

Cash payments for income taxes	$578,165	$582,131

Supplemental Disclosures of Noncash Investing Activities
Issuance of common stock in exchange for net assets in acquisition	$150,000	$—

Unrealized gain (loss) on securities available for sale	$201,622	$(72,904)

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

Nature of Operations - Access National Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The holding company was formed on June 15, 2002. The Corporation owns all of the stock of its sole subsidiary, Access National Bank, which is an independent commercial bank chartered under federal laws as a national banking association. The Corporation offers a wide range of banking services available to both individuals and businesses.

Access National Bank has two wholly-owned subsidiaries: Access National Mortgage Corporation, a mortgage banking company and Access Leasing, a leasing company. Access Leasing was acquired in exchange for 7,500 shares of Access National Bank stock in the second quarter of 2002.

Securities - Debt securities that management has both the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

Loans - The Corporation grants commercial, real estate, and consumer loans to customers in the community in and around Northern Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Corporation’s market area.

Notes to Consolidated Financial Statements

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

Loans Held for Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value considers commitment agreements with investors and prevailing market prices. Substantially all loans originated by Access National Mortgage Corporation are held for sale to outside investors. The Bank does not retain the servicing on these loans.

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

Notes to Consolidated Financial Statements

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Rate Lock Commitments – Access National Mortgage Corporation enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 60 to 120 days. The Mortgage Corporation protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Corporation is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

Notes to Consolidated Financial Statements

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

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

Goodwill - The Corporation adopted Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.

As of December 31, 2002, the Corporation had goodwill of $135,755 related to the purchase of Access Leasing which is not being amortized. The Corporation also had other intangible assets related to this purchase of $110,696. This amount is being amortized over 60 months.

Notes to Consolidated Financial Statements

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

	Year Ended December 31,
	2002	2001
Net income, as reported	$2,694,740	$887,143
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(156,458)	(95,157)

Pro forma net income	$2,538,282	$791,986

Earnings per share:
Basic - as reported	$2.45	$.89

Basic - pro forma	$2.31	$.79

Diluted - as reported	$2.16	$.81

Diluted - pro forma	$2.04	$.72

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model for 2002 and the minimum value method for 2001 of measurement with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001
Dividend yield	—	—
Expected life	7 years	7 years
Risk-free interest rate	4.55%	5.26%
Volatility	20.35%	N/A

Notes to Consolidated Financial Statements

Earnings Per Share - Basic earnings per share represents income available to common shareholders divided by the weighted-average number of shares outstanding during the period, as restated for a 10 for 1 stock split declared in April 2001. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Common equivalent shares are excluded from the computation if their effect is antidilutive.

Cash and Cash Equivalents - For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks and interest-bearing deposits in other banks.

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

The Corporation concluded a rights offering of its common stock to shareholders and employees on June 3, 2002, with the sale of 162,500 shares ($5 par) at $18.00 per share. Net proceeds from the offering equaled $2,848,274.

Reclassifications - Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Notes to Consolidated Financial Statements

Note 2.	Securities

Amortized costs and fair values of the securities available for sale as of December 31, 2002 and 2001 are as follows:

	December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Treasury Notes	$1,656,010	$59,990	$—	$1,716,000
U.S. Governmental agencies	2,994,016	18,227	—	3,012,243
Mortgage Backed Securities	9,051,232	63,566	—	9,114,798
Restricted stock -
Federal Reserve Bank stock	300,000	—	—	300,000
FHLB Stock	1,494,100	—	—	1,494,100

	$15,495,358	$141,783	$—	$15,637,141

	December 31, 2001
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Treasury Notes	$1,672,630	$—	$(57,130)	$1,615,500
U.S. Governmental agencies	8,499,585	7,134	(9,843)	8,496,876
Restricted stock -
Federal Reserve Bank stock	300,000	—	—	300,000
FHLB Stock	170,000	—	—	170,000

	$10,642,215	$7,134	$(66,973)	$10,582,376

Notes to Consolidated Financial Statements

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

Note 3.	Loans

Net loans are summarized as follows:

	2002	2001
Loans secured by real estate:
Construction and land development	$10,057,000	$10,821,000
Secured by 1 to 4 family residential properties	42,625,000	19,906,000
Secured by multi-family residential	2,967,000	818,000
Secured by nonfarm nonresidential properties	41,081,000	26,184,000
Commercial and industrial loans	17,324,000	9,115,000
Consumer loans	782,000	1,892,000

Total loans	114,835,610	68,736,130
Less allowance for loan losses	2,048,539	1,192,202

Net loans	$112,787,071	$67,543,928

Notes to Consolidated Financial Statements

Note 4.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2002	2001
Balance at beginning of year	$1,192,202	$489,000
Provision charged to operating expense	841,337	719,893
Loan recoveries	15,000	—
Loan charge-offs	—	(16,691)

Balance at end of year	$2,048,539	$1,192,202

The Corporation had no impaired loans as of December 31, 2002 and 2001.

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

Notes to Consolidated Financial Statements

Note 6.	Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000 was $34,151,208 and $19,102,896 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of time deposits were as follows:

2003	$50,015,301
2004	17,307,568
2005	18,246,085
2006	3,443,780
2007	5,712,546
Later years	590,995

$95,316,275

Note 7.	Short-Term Borrowings

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

As of December 31, 2002, the Corporation had a $38,850,000 one-year warehouse line of credit with the Federal Home Loan Bank of Atlanta. As of December 31, 2002, there were outstanding borrowings of $15,881,877. As of December 31, 2002, the Corporation has pledged $60,072,719 of the one-to-four family mortgage loans held for sale as collateral on this line of credit. The Corporation also has a Daily Credit Line with the Federal Home Loan Bank of Atlanta totaling $17,750,000, secured by first mortgages and securities. At December 31, 2002, there were outstanding borrowings of $14,000,000. Outstanding borrowings with Federal Home Loan Bank of Atlanta were $1,050,000 as of December 31, 2001.

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

Notes to Consolidated Financial Statements

Note 8.	Income Taxes

Net deferred tax assets consisted of the following components as of December 31, 2002 and 2001:

	2002	2001
Deferred tax assets:
Allowance for loan losses	$411,790	$259,434
Organizational expenses	62,076	82,331
Accrual to cash basis adjustment	114,085	65,012
Deferred fees	112,685	95,128
Provision for off balance sheet losses	18,360	—
Securities available for sale	—	20,344

	718,996	522,249

Deferred tax liability:
Depreciation	27,778	21,058
Securities available for sale	48,206	—

	75,984	21,058

Net deferred tax assets before valuation allowance	643,012	501,191
Less: Valuation allowance	—	(200,231)

Net deferred tax assets included in other assets	$643,012	$300,960

The provision for income taxes charged to operations for the years ended December 31, 2002 and 2001 consisted of the following:

	2002	2001
Current tax expense	$1,769,741	$809,987
Deferred tax (benefit)	(210,371)	(248,405)
Change in valuation allowance	(200,231)	(32,211)

	$1,359,139	$529,371

Notes to Consolidated Financial Statements

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2002 and 2001 as follows:

	2002	2001
Computed “expected” tax expense	$1,378,319	$481,615
Increase (decrease) in income taxes resulting from:
State income taxes	203,475	96,648
Other	(222,655)	(48,892)

	$1,359,139	$529,371

Note 9.	Commitments and Contingent Liabilities

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

Changes in the stock options outstanding under the Stock Plan are summarized as follows:

	2002		2001
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	133,330	$11.50	109,530	$10.09
Granted	33,243	20.23	24,168	17.91
Exercised	—	—	—	—
Forfeited	(1,489)	15.39	(368)	13.59

Outstanding at end of year	165,084	$13.22	133,330	$11.50

Options exercisable at year-end	78,543	$10.00	50,661	$10.00

Weighted average minimum fair value per share granted during year		$7.03		$5.07

Summary information pertaining to options outstanding at December 31, 2002 is as follows:

		Average	Weighted
		Remaining	Average
Exercise	Number	Contractual	Exercise	Shares
Price	Outstanding	Life	Price	Exercisable
$10.00	100,530	4.0 years	$10.00	78,543
11.10	11,250	5.0	11.10	—
13.59	4,000	6.0	13.59	—
17.00	100	6.0	17.00	—
20.11	25,944	7.0	20.11	—
20.26	15,985	6.0	20.26	—
20.66	7,275	7.0	20.66	—

	165,084			78,543

Notes to Consolidated Financial Statements

Note 13.	Warrants

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

Notes to Consolidated Financial Statements

The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001, in thousands, are also presented in the table:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2002:
Total Capital (to Risk Weighted Assets)
Corporation	$22,001,000	13.33%	$13,081,000	8.00%	N/A	N/A
Bank	$17,837,000	10.82%	$13,189,000	8.00%	$16,486,000	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	$19,953,000	12.09%	$6,540,000	4.00%	N/A	N/A
Bank	$15,788,000	9.58%	$6,594,000	4.00%	$9,891,000	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$19,953,000	8.12%	$9,368,000	4.00%	N/A	N/A
Bank	$15,788,000	6.42%	$9,843,000	4.00%	$12,303,000	5.00%
December 31, 2001:
Total Capital (to Risk Weighted Assets)
Bank	$11,697,000	12.20%	$7,667,000	8.00%	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)
Bank	$10,505,000	10.96%	$3,834,000	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)
Bank	$10,505,000	8.91%	$4,717,000	4.00%	N/A	N/A

Notes to Consolidated Financial Statements

Note 15.	Dividend Restrictions

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

	2002			2001

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$2,694,740	1,099,000	$2.45	$887,143	1,000,000	$0.89

Effect of dilutive securities:
Stock options and warrants		147,344			96,998

Diluted earnings per share	$2,694,740	1,246,344	$2.16	$887,143	1,096,998	$0.81

Note 17.	Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan, which authorizes a maximum voluntary salary deferral of up to 15% of compensation, subject to statutory limitations. All full-time employees are eligible to participate after one year of employment. The Corporation reserves the right for an annual discretionary contribution to the account of each eligible employee based in part of the Corporation’s profitability for a given year, and on each participant’s yearly earnings. $18,416 and $32,582 were charged to expense under the Plan for 2002 and 2001, respectively.

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

At December 31, 2002 and 2001, the fair values of loan commitments, rate lock commitments and stand-by letters of credit were immaterial.

	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$12,823,154	$12,823,154	$12,877,252	$12,877,252
Securities	15,637,141	15,637,141	10,582,376	10,582,376
Loans held for sale	93,852,159	93,852,159	38,615,025	38,615,025
Loans	112,787,071	112,979,000	67,543,928	67,916,000
Accrued interest receivable	752,000	752,000	439,000	439,000
Financial liabilities:
Deposits	$178,251,273	$178,516,000	$104,875,706	$105,326,000
Securities sold under agreement to repurchase	2,740,000	2,740,000	1,679,000	1,679,000
FHLB borrowings	29,881,000	29,919,000	1,050,000	1,050,000
Other short-term borrowings	3,763,000	3,768,000	12,143,000	12,143,000
Trust preferred capital notes	4,000,000	4,000,000	—	—
Accrued interest payable	5,000	5,000	46,000	46,000

Notes to Consolidated Financial Statements

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

The following table presents segment information for the years ended December 31, 2002 and 2001:

Notes to Consolidated Financial Statements

2002
	Commercial	Mortgage		Consolidated
	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$8,605,044	$2,795,000	$(1,315,000)	$10,085,044
Gain on sale of loans	—	19,736,907	—	19,736,907
Other	540,000	2,216,735		2,756,735

Total operating income	9,145,044	24,748,642	(1,315,000)	32,578,686

Expenses:
Interest expense	4,104,775	1,447,000	(1,315,000)	4,236,775
Salaries and employee benefits	1,987,000	12,325,465		14,312,465
Other	2,440,000	7,535,567		9,975,567

Total operating expenses	8,531,775	21,308,032	(1,315,000)	28,524,807

Income before income taxes	$613,269	$3,440,610		$4,053,879

Total assets	$223,209,106	$111,708,000	$(94,569,000)	$240,348,106

Capital expenditures	$151,000	$124,000		$275,000

2001

	Commercial	Mortgage		Consolidated
	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$5,562,000	$1,391,280	$(604,000)	$6,349,280
Gain on sale of loans	—	9,812,625	—	9,812,625
Other	48,000	1,221,110		1,269,110

Total operating income	5,610,000	12,425,015	(604,000)	17,431,015

Expenses:
Interest expense	2,884,295	954,000	(604,000)	3,234,295
Salaries and employee benefits	1,268,000	6,383,493		7,651,493
Other	1,582,000	3,546,713		5,128,713

Total operating expenses	5,734,295	10,884,206	(604,000)	16,014,501

Income (loss) before income taxes	$(124,295)	$1,540,809		$1,416,514

Total assets	$112,643,000	$42,383,992	$(22,958,000)	$132,068,992

Capital expenditures	$143,000	$117,000		$260,000

Notes to Consolidated Financial Statements

Note 21.	Trust Preferred Capital Notes

During 2002, Access National Capital Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On July 30, 2002, $4 million of trust preferred securities were issued. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2002 was 5.93125%. Interest is payable quarterly. The securities have a mandatory redemption date of July 30, 2032, and are subject to varying call provisions beginning July 30, 2007. The principal asset of the Trust is $4 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)

Statement of Income
For the Period from June 15, 2002 (inception) to December 31, 2002

Income
Dividends from subsidiaries	$268,500

Expenses
Interest expense on trust preferred capital notes	102,175
Other expenses	65,675

Total expense	167,850

Income before income taxes and undistributed income of subsidiaries	100,650

Income tax (benefit)	(63,929)

Income before undistributed income of subsidiaries	164,579
Undistributed income of subsidiary	2,530,161

Net income	$2,694,740

Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)

Statement of Cash Flows
For the Period from June 15, 2002 (inception) to December 31, 2002

Cash Flows from Operating Activities
Net income	$2,694,740
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed income of subsidiary	(2,530,162)
Increase in other assets	(341,145)
Increase in accrued expenses	23,214

Net cash used in operating activities	(153,353)

Cash Flows from Investing Activities,
increase in investment in subsidiaries	(2,848,274)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	2,848,274
Proceeds from trust preferred capital notes	4,125,000

Net cash provided by financing activities	6,973,274

Increase in cash and cash equivalents	3,971,647
Cash and Cash Equivalents
Beginning	—

Ending	$3,971,647

ITEM 13 – EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index:

Exhibit Number

3.1	Articles of Association of Access National Bank (incorporated by reference to Form 8K filed July 19, 2002 (file number 000-49929))

3.2	Bylaws of Access National Bank (incorporated by reference to Form 8K filed July 19, 2002 (filed number 000-49929))

4.0	Form of Common Stock Certificate of Access National Bank

10.1	Employment Letter Agreement between Access National Bank and Michael W. Clarke.

10.2	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker.

10.3	Employment Letter Agreement between Access National Bank and Charles Wimer.

10.4	Employment Agreement between Mortgage Investment Corporation and Michael Rebibo.

10.5	Access National Bank 1999 Stock Option Plan

10.6	Lease agreement between Access National Bank and William and Blanca Spencer

10.7	Lease agreement between Access National Mortgage Corporation and WJG, LLC

22.0	Access National Corporation 2003 Proxy Statement for Annual Meeting

24.0	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and

32.0	Chief Financial Officer

(b) Reports on Form 8-K

Access National Corporation filed a report on Form 8-K on July 19, 2002, with respect to its becoming the successor-issuer to Access National Bank following the Corporation’s acquisition of the Bank pursuant to an Agreement and Plan of Reorganization dated April 18, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation

Date: March 4, 2004	By:	/s/ Michael W. Clarke

Michael W. Clarke
President / CEO
(principal executive officer)

Date: March 4, 2004	By:	/s/ Charles Wimer

Charles Wimer
Executive Vice President & CFO
(principal financial officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Directors	Date

/s/	J. Randolph Babbit *	March 4, 2004

J. Randolph Babbit

/s/	Michael W. Clarke	March 4, 2004

Michael W. Clarke

/s/	John W. Edgemond *	March 4, 2004

John W. (Skip) Edgemond

/s/	James L. Jaldos *	March 4, 2004

James L. (Ted) Jaldos

/s/	Robert C. Shoemaker *	March 4, 2004

Robert C. Shoemaker

*By: /s/	Michael W. Clarke	March 4, 2004

Michael W. Clarke, attorney-in-fact for each of the persons indicated