Form 10QSB/A
period 2003-09-30
ACCESS NATIONAL CORP
filed 2004-03-04
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB/A

AMENDMENT NO. 1

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

1800 Robert Fulton Drive, Suite 310, Reston, VA 20191

(Address of principal executive offices)

(703) 871-2100

(Registrant’s telephone number)
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

The number of shares outstanding of the Access National Corporation’s common stock, par value, $1.67, as of November 7, 2003 was 3,484,500 shares.

Traditional Small Business Disclosure Format (check one) Yes [  ]   No [X]

Explanatory Note
This Amendment No. 1 to the Quarterly Report on Form 10-QSB of Access National Corporation is being filed in response to comments we received from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of our registration statement on Form S-3 originally filed on November 17, 2003 (File No. 333-110552). That registration statement incorporates this Quarterly Report by reference. This Amendment contains additional or revised disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section (Item 2 of Part I) and in the Changes in Securities section (Item 2 of Part II). While the additional disclosure is intended to enhance an investor’s understanding of certain aspects of our business and financial condition, we do not consider the changes taken as a whole to represent a material change to the disclosure previously presented in the Quarterly Report as originally filed.
This amended report continues to speak as of the date of the original filing on November 14, 2003 of the Form 10-QSB for the quarterly period ended September 30, 2003, and it does not reflect any subsequent information or events other than the changes referred to above. All information contained in this amendment and the original Form 10-QSB is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date.

ACCESS NATIONAL CORPORATION
FORM 10-QSB

INDEX

PART I	FINANCIAL INFORMATION
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 1
PART II	OTHER INFORMATION
Item 2	Changes in Securities	Page 5
Item 6	Exhibits and Reports on Form 8-K	Page 5
Signatures		Page 7

i

PART I

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-QSB may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the OCC, U.S. Treasury and the Federal Reserve Board, the economy of Northern Virginia, including governmental spending and real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.
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
Allowance for Loan Losses. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5 Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Financial Condition (September 30, 2003 Compared to December 31, 2002)
DIV align="left">Total assets increased from $240.3 million at December 31, 2002 to $290.6 million at September 30, 2003 an increase of $50.3 million. Factors contributing to the increase in total assets are the results of increasing our commercial lending personnel and an increase in our client base as a result of bank mergers in our area. Total loans held for investment in our banking business, net of allowances for loan losses, increased $36.5 million, from $112.8 million at December 31, 2002 to $149.3 million at September 30, 2003. The increase in loans held for investment is due to continued strong loan demand and an expansion of our lending staff. The Corporation increased its presence in the community with an acquisition of a new headquarters building located in the heart of Reston, which the Corporation expects to create additional marketing opportunities by which to increase the customer base. Total loans held for sale in our residential mortgage business decreased $22.1 million from $93.9 million at December 31, 2002 to $71.7 million at September 30, 2003. The decline in loans held for sale is attributable to a downturn in the refinancing market and a decrease in the amount of time it is taking investors to purchase loans. The housing market in our trade area continues to be very strong and our mortgage subsidiary will focus on new home and resale financings to offset the decline in refinancing activities. Interest bearing deposits in other banks increased $33.2 million as a result of increased liquidity.
Deposits in our bank totaled $230.7 million at September 30, 2003 as compared to $178.3 million at December 31, 2002, an increase of $52.4 million. The increase in deposits is due to increases in both retail and wholesale deposits to support loan growth. Other borrowed funds decreased $10.2 million from $36.4 million at December 31, 2002 to $26.1 million at September 30, 2003. The decrease in borrowed funds is due to increased liquidity provided by the increase in deposits. Trust preferred capital notes increased $6 million as a result of a new offering in September. The proceeds will be used to support growth of the Bank and for other general purposes.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S government agency securities, and mortgage backed securities. At September 30, 2003 the securities portfolio totaled $10.2 million and was classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of shareholders’ equity. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $62,000 on September 30, 2003.
Loans
The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans. Guidelines for underwriting have been established for each loan category and loan performance is carefully monitored. Secured loans comprise approximately 98% of the loan portfolio at September 30, 2003.

The following table summarizes the Corporation’s loan portfolio as of September 30, 2003 and December 31, 2002.

	September 30,	Percent of	December 31,	Percent of
	2003	Total	2002	Total

Real Estate – Construction	$12,458,000	8.20%	$10,057,000	8.76%
Real Estate – Residential	41,951,000	27.63%	30,160,000	26.26%
Real Estate – Non-Residential	66,119,000	43.54%	44,048,000	38.36%
Home Equity	17,121,000	11.27%	12,465,000	10.85%
Leases	2,575,000	1.70%	1,404,000	1.22%
Commercial	10,926,000	7.20%	15,920,000	13.86%
Consumer	705,000	0.46%	782,000	0.68%

	$151,855,000	100.00%	$114,836,000	100.00%

Allowance for Loan Losses
The allowance for loan losses at September 30, 2003 totaled $2.5 million, up from $2.0 million at December 31, 2002. The ratio of the allowance for loan losses to loans outstanding was 1.67 per cent as of September 30, 2003. Management believes that the allowance for loan losses at September 30, 2003 is adequate.

An analysis of the Corporation’s allowance for loan losses as of and for the period indicated is set forth in the following table:

Balance as of December 31, 2002	$2,048,000
Charge offs	11,000
Recoveries	2,000
Provision	499,000

Balance as of September 30, 2003	$2,538,000

Nonperforming Loans and Past Due Loans
At September 30, 2003, there were two loans in non accrual status totaling $1.1 million, of which $493,000 paid off during November 2003.
Deposits
Deposits represent the primary funding source of the Corporation. At September 30, 2003, deposits totaled $230.7 million compared to $178.3 million at December 31, 2002. Non interest bearing accounts totaled $71.8 million at September 30, 2003, representing an increase of $10.4 million from December 31, 2002. The increase in deposits is due to continued growth to support the lending functions. The Bank specializes in developing relationships with its commercial loan clients that, in turn, contribute to the growth in deposits and other banking services. The Bank intends to increase its marketing efforts and establish additional offices that should contribute to the growth of the Corporation.
Capital Resources
Total shareholders’ equity was $19.1 million, or 6.58% of total assets, at September 30, 2003. Total shareholders’ equity increased $2.8 million from December 31, 2002. The growth in stockholders’ equity is attributable to retained earnings.

Results of Operations for the Three Months Ended September 30, 2003
General. Pretax income for the three months ended September 30, 2003 was approximately $1.3 million, down slightly from the $1.4 million for the corresponding period of 2002. Net income for the third quarter of 2003 was up $1 million compared to $926,000 in the third quarter of 2002. Basic earnings per common share for the third quarter increased from $.26 in 2002 to $.29 in 2003. Diluted earnings per share decreased from $.23 in 2002 to $.22 in 2003. The reasons for these changes are detailed below. Earnings per share have been adjusted to reflect a 3 for 1 stock split in June 2003.
Net Interest Income. Net interest income increased by $916,000 in the third quarter of 2003 when compared to the third quarter of 2002. This increase is due to growth in the average balances of earning assets resulting from the overall growth of the Corporation. The Bank has benefited from a number of bank mergers in the area and has been successful in attracting both new clients and experienced personnel. This increase in experienced personnel has contributed to the growth of the Bank. As the Bank matures and grows, its reputation for serving the needs of small to medium-size businesses and professionals circulates throughout the community and contributes to the growth of the Corporation. Interest and fees on loans increased by $1 million from $2.6 million in 2002 to $3.6 million in 2003. The increase in interest and fees on loans is due to the $36.5 million net increase in the volume of loans held for investment.
Non-Interest Income. Gains on loans held for sale increased approximately 8.7% in the third quarter of 2003 from $5.6 million in September 2002 to $6.1 million in 2003. The increase was due to increased volume of loans originated by our residential mortgage business because of decreases in interest rates. Given subsequent increases in interest rates, management does not expect the volume of residential mortgage loans to continue to increase. Service charges and fees totaled $152,000 for the three month period ended September 30, 2003 compared with $187,000 in the same period of 2002. Service charges change from period to period due to balance fluctuations. Other income increased to $2.6 million in September 2003 compared to $1.4 million in September 2002. The increase in other income relates to increased broker fee income in our residential mortgage business.
Non-Interest Expense. For the three month period ended September 30, 2003, non-interest expense totaled $9.9 million, up 38% over the same period of 2002. The majority of the increase in expenses is related to salaries and benefits and other operating expense associated with the expansion of the mortgage subsidiary and with the growth in the Bank. Non-interest expenses relating to salaries fluctuates with loan volumes.
Results of Operations for The Nine Months Ended September 30, 2003
General. Pretax income for the nine months ended September 30, 2003 was $4.9 million representing an increase of 99% when compared to the corresponding period of 2002. Net income for the first nine months of 2003 was $3.1 million up from $1.6 million which represents an increase of 86% over the same period of 2002. Basic earnings per common share for the nine month period increased from $.52 in 2002 to $.89 in 2003. Diluted earnings per share increased from $.46 to $.72. The reasons for these changes are detailed below. Earnings per share have been adjusted to reflect a 3 for 1 stock split on June 1, 2003.
Net Interest Income. Net interest income increased by $3.2 million in the nine months of 2003 when compared to the same period of 2002. This increase is due to growth in the average balances of earning assets resulting from the overall growth of the Corporation. As discussed above, the Corporation’s growth is due to the Bank’s success in attracting new clients and additional, experienced personnel. Interest and fees on loans increased by $4.0 million from $6.2 million in 2002 to $10.2 million in 2003, due to a net increase in the volume of loans held for investment. The Bank plans to add additional locations and to increase its marketing efforts to support continued growth.
Non-Interest Income. Fees on loans held for sale increased approximately $9.4 million, or 88%, in the first nine months of 2003 from $10.7 million in September 2002 to $20.1 million in 2003. The increase was due to increased volume of loans originated by our mortgage subsidiary as a result of the lower rate environment and the strong housing market in the Washington, D.C. areas. Service charges and fees totaled $465 thousand for the nine months ended September 30, 2003 compared with $463 thousand in the same period of 2002. Other income increased to $6.2 million for the first nine months of 2003 compared to $2.7 million for the first nine months of 2002. The increase in other income relates to an increase in broker fees from our residential mortgage business.

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

PART II
ITEM 2 – CHANGES IN SECURITIES
On September 29, 2003, Access National Capital Trust II, a Delaware statutory trust, issued $6.0 million of Floating Rate Capital Securities in a private placement transaction with an institutional investor (in reliance upon Section 4(2) of the Securities Act of 1933, as amended) and $186,000 of Floating Rate Common Securities to Access National Corporation. Proceeds from the issuance of both the Floating Rate Capital Securities and the Floating Rate Common Securities were immediately used by Access National Capital Trust II to purchase $6.186 million of Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 from Access National Corporation. Access National Corporation paid commissions of $180,000 in connection with the sale of the Floating Rate Capital Securities.
ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits:

Exhibit #	Description

3.1	Articles of Incorporation of Access National Corporation (incorporated by reference to Form 8-K filed with the SEC on July 19, 2002 (file number 000-49929))

3.2	Bylaws of Access National Corporation (incorporated by reference to Form 8-K filed with the SEC on July 19, 2002 (file number 000-49929))

4.0	Form of Common Stock Certificate of Access National Bank (incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003 (file number 000-49929))

10.1	Employment Letter Agreement between Access National Bank and Michael W. Clarke (incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003 (file number 000-49929))

10.2	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker (incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003 (file number 000-49929))

10.3	Employment Letter Agreement between Access National Bank and Charles Wimer (incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003 (file number 000-49929))

10.4	Access National Bank 1999 Stock Option Plan (incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003 (file number 000-49929))

Exhibit #	Description

10.5	Lease agreement between Access National Bank and William J. Spencer and Blanca C. Spencer (incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003 (file number 000-49929))

10.6	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003 (file number 000-49929))

10.7	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003 (file number 000-49929))

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
(b)	Reports on Form 8-K:
Report on Form 8-K12g-3/A filed on September 24, 2003 to correct a previous filing error (i.e., a Form 8-K12g-3 filed by Access National Corporation on July 19, 2002 that should have been a Form 8-K15d-5, not a Form 8-K12g-3).
Report on Form 8-K15d-5 filed on September 24, 2003 to replace the Form 8-K12g-3 erroneously filed on July 19, 2002 by Access National Corporation and to provide notice that Access National Corporation is the successor issuer to Access National Bank under Rule 15d-5, and is thereby subject to the reporting requirements of the Exchange Act pursuant to Section 15(d) of the Exchange Act and, in accordance therewith, will file such periodic reports with the Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation

(Registrant)

March 4, 2004	By:	/s/ Michael W. Clarke

Michael W. Clarke
President and Chief Executive Officer
(principal executive officer)

March 4, 2004	By:	/s/ Charles Wimer

Charles Wimer, Executive Vice President
and Chief Financial Officer
(principal financial officer)