Form 10KSB
period 2003-12-31
ACCESS NATIONAL CORP
filed 2004-03-30
CIK 1176316

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

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
(Address of principal executive office) (Zip Code)

(703) 871-2100
(Registrant’s telephone number, including area code)

Securities to be registered under Section 12(b) of the Act:	Name of exchange on which registered
None	N/A
Securities to be registered under Section 12 (g)
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Common Stock $1.67 par value	Outstanding at March 13, 2002
(Class)	3,477,360 shares

The corporation’s revenues for the fiscal year ended December 31, 2003 were $47,808,000.

The aggregate market value of the voting stock held by non-affiliates of the corporation as of March 15, 2004, computed by reference to the price at which the stock was sold as of a February 27, 2004 was approximately $ 37,962,630.

As of March 15, 2004, there were 3,477,360 shares of Common Stock, par value $1.67 per share of Access National corporation issued and outstanding.

Transitional Small Business Disclosure Format. (Check one): Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 25, 2004, are incorporated by reference.

ACCESS NATIONAL CORPORATION
FORM 10-KSB
INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Description of Business	Page 3
Item 2	Description of Property	Page 15
Item 3	Legal Proceedings	Page 16
Item 4	Submission of Matters to a Vote of Security Holders	Page 16
PART II
Item 5	Market for Common Equity and Related Shareholder Matters	Page 16
Item 6	Management's Discussion and Analysis	Page 18
Item 7	Financial Statements	Page 44
Item 8	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure	Page 76
Item 8A	Controls and Procedures	Page 76
PART III
Item 9	Directors, Executive Officers, Promoters and Control Person; Compliance With Section 16(a) of the Exchange Act	Page 76
Item 10	Executive Compensation	Page 76
Item 11	Security Ownership of Certain Beneficial Owners and Management	Page 77
Item 12	Certain Relationships and Related Transactions	Page 77
Item 13	Exhibits, Lists and Reports on Form 8-K	Page 78
Item 14	Principal Accountant Fees and Services	Page 79
Signatures		Page 79

Part 1

In addition to historical information, the following report contains forward looking statements that are subject to risks and uncertainties that could cause the Corporation’s actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the Report.

ITEM 1 – DESCRIPTION OF BUSINESS

General

Access National Corporation, (the “Corporation”) was organized April 17, 2002 under the laws of Virginia to operate as a bank holding company. The Corporation has three wholly owned subsidiaries: Access National Bank, Access Capital Trust I and Access Capital Trust II. Effective June 15, 2002, pursuant to an Agreement and Plan of Reorganization dated April 18, 2002 between the Corporation and Access National Bank (the “Bank”), the Corporation acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. The company does not have any significant operations and serves primarily as the parent company for the Bank. The Corporation provides a strong capital base that can be used to engage in bank related businesses as provided under the Bank Holding Company Act of 1956, as amended or down streamed to the Bank for future growth. The Corporation has no present plans to engage in any bank related businesses at this time. Access Capital Trust I and Access Capital Trust II were formed for the purpose of issuing redeemable capital securities.

The Bank was organized under federal law as a national banking association to engage in a general banking business to serve the communities in and around Northern Virginia. The Bank has three wholly owned subsidiaries described below. The Bank opened for business on December 1, 1999 at 14006 Lee-Jackson Memorial Highway in Chantilly, Virginia. The headquarters for the Corporation, the Bank and subsidiaries is located at 1800 Robert Fulton Drive, Reston, Virginia. Deposits are insured to the maximum amount provided by the Federal Deposit Insurance Corporation. The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and associated individuals. The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels.

Revenues are derived from interest and fees received in connection with loans, deposits and investments. Interest paid on deposits and borrowings are the major expenses followed by administrative and operating expenses.

The economy, interest rates, monetary and fiscal policies of the federal government and regulatory policies have a significant influence on the banking industry.

The Bank in just four years of operation has experienced exceptional growth and profitability. Our goal is to become a leading provider of financial services to small to medium sized businesses, and professionals in Northern Virginia. Our strategy is to know of the needs of our clients and to deliver the corresponding financial services. We employ highly qualified personnel and emphasize the use of the latest technology in operations and the services we provide. Our marketing efforts are directed to prospective clients that value high quality service and that are, or have the potential to become, highly profitable.

Through 2003, the Bank operated a single banking center located in Chantilly, Virginia. In March 2004, the Bank opened a second banking center in Reston, Virginia and plans to open a third banking center during 2004 in Vienna, Virginia (Tyson’s Corner). All of these locations are in Fairfax County, Virginia. Additional banking offices may be considered from time to time based upon management’s constant analysis of market conditions and opportunity.

Assets at year end totaled over $257 million and net income amounted to $3.8 million

On December 1,1999, the Mortgage Corporation became a wholly owned subsidiary of the Bank headquartered in Reston, Virginia. The Mortgage Corporation specializes in the origination of conforming and non-conforming residential mortgages primarily in the greater Washington, D.C. Metropolitan Area and the surrounding areas of its branch locations. Access National Mortgage Corporation has established offices throughout Virginia, in Roanoke, Richmond, Reston, and Vienna. Offices outside the state of Virginia include, Westminster, Crofton, and Bethesda, Maryland, Sunrise, Florida, Euless, Texas, Nashville, Tennessee, and Roseville, California. Management carefully monitors the performance of each office and opens and closes offices as necessary to meet our business objectives.

On April 10, 2002 the Bank acquired Access National Leasing Corporation, formerly known as Commercial Finance Corporation. Access National Leasing Corporation is a wholly owned subsidiary of the Bank headquartered in Reston, Virginia and specializes in commercial and industrial equipment financing to commercial businesses. The acquisition of the leasing company provides an additional service to the Bank’s target market and provides an additional source of income.

On May 19, 2003 the Bank formed Access Real Estate LLC (Access Real Estate). The sole purpose of forming Access Real Estate as a wholly owned subsidiary was to acquire and hold title to real estate for the Corporation. On July 10, 2003, Access Real Estate acquired a 45,000 square foot, three story office building located at 1800 Robert Fulton Drive in Reston, Virginia at a cost of approximately $6.9 million. The property serves as the corporate headquarters for the Corporation, Bank, and subsidiaries.

All activities of the Bank and its subsidiaries are under the regulatory supervision of the Office of the Comptroller of the Currency (OCC).

Lending Activities

The Bank’s lending activities involve commercial loans, commercial real estate loans, commercial and residential real estate construction loans, residential mortgage loans, home equity loans, and consumer loans . These lending activities provide access to credit to small businesses, professionals and consumers in the greater Washington, D.C. metropolitan area. Loans originated by the Bank are classified as loans held for investment. The Mortgage Corporation originates residential mortgages and home equity loans that are only held temporarily pending their sale to third parties and in some cases the Bank. The Mortgage Corporation also brokers loans that do not conform to existing products offered. Each of our principal loan types are described below. All lending activities of the Bank, the Mortgage Corporation and the Leasing Corporation are subject to the regulations and supervision of the OCC.

At December 31, 2003 loans held for investment totaled $189.3 million compared to $114.8 million at year end 2002. The increase in loans is attributable to additional lending officers and the purchase of $27.9 million in first trust mortgage loans from our mortgage subsidiary. The Bank is predominantly a secured lender. Secured loans comprise over 99% of the total loan portfolio. Table 4, Loan Portfolio, reflects the composition of loans held for investment.

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

We have an established credit policy that includes procedures for underwriting each type of loan and lending personnel have been assigned specific authorities based upon their experience. Loans in excess of an individual’s authority are presented to our Loan Committee for approval. Our loan committee meets weekly to facilitate a timely approval process for our clients. Loans are approved based on the borrower’s capacity for credit, collateral and sources of repayment. Loans are actively monitored to detect any potential performance issues. We manage our loans within the context of a risk grading system developed by management based upon extensive experience in administering loan portfolios in our market. Payment performance is carefully monitored for all loans. When loan repayment is dependent upon an operating business or investment real estate, periodic financial reports, site visits and select asset verification procedures are used to ensure that we accurately rate the relative risk of our assets. Based upon criteria that are established by management and the Board of Directors, the degree of monitoring is escalated or relaxed for any given borrower based upon our assessment of the future repayment risk.

Loan Portfolio – Loans Held for Investment. The composition of Loans Held For Investment are summarized in Table 4. The table and numbers discussed in this section do not reflect information regarding Loans Held For Sale. During 2003, the balance of loans held for investment increased by 66% as a result of expansion of the Bank’s Loan Officer staffing, increased name recognition and acceptance of the Bank’s products and services within the marketplace. Management intends to continue to increase Loan Officer staffing and support in order to facilitate continued growth in the portfolio.

Commercial Loans. Commercial Loans represent 16.8% of our held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans. Real Estate Construction Loans, also known as construction and land development loans, comprise 7.3% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Commercial Real Estate Loans. Also known as “Commercial Mortgages”, loans in this category represent 36.5% of our loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans. This category includes loans secured by first or second mortgages on one to four family residential properties and represent 39% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole residential loan portfolio: Home Equity Lines of Credit 27.7%; First Trust Mortgage Loans 68.1%; and Loans Secured by a Junior Trust 4.2%.

Home Equity Loans are extended to borrowers in our target market. Real estate equity is the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Loans are most frequently secured by a second lien on residential property. 1-4 Family Residential First Trust Loan, or “First Mortgage Loan,” proceeds are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust, or “Loans Secured by Second Trust Loans,” are to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.

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

Loans Held for Sale (LHFS) Loans Held For Sale are originated by the Mortgage Corporation, a wholly owned subsidiary of the Bank. Loans of these types are residential mortgage loans extended to consumers underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor.

The LHFS loans are closed in our name and carried on our books as an investment until the loan is delivered to and purchased by an investor. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. LHFS loans are generally carried on our books for less than 30 days. At December 31, 2003 loans held for sale totaled $29.7 million compared to $93.8 million at year end 2002. The decrease in loans held for sale at year end 2003 was due to in part to an upward movement in interest rates during the fourth quarter which decreased demand and the shorter turn around time for loans being purchased by our investors.

Broker Loans

Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. In 2003, we originated total volume of $261.3 million in residential mortgage loans under these types of delivery methods. Brokered loans accounted for 21% of the total loan volume of the Mortgage Corporation.

Leasing Activities

The Bank formed Access National Leasing Corporation effective April 10, 2002, as a subsidiary of the Bank to acquire Commercial Finance Corporation, Chantilly, Virginia. The Bank acquired Commercial Finance Corporation in exchange for 7,500 restricted shares of the Bank (with a market value of approximately $150,000) issued in a private placement to John E. Fochtman, the sole shareholder of Commercial Finance Corporation, plus possible additional purchase consideration consisting of additional shares of Bank stock upon the attainment of certain performance thresholds by December 31, 2002. None of the performance thresholds were achieved by that date and no additional purchase consideration was paid. The Bank, through Access National Leasing Corporation, also entered into an employment agreement with Mr. Fochtman, who remained at Access National Leasing Corporation as its President until June 13, 2003, when the agreement was mutually terminated and the 7,500 shares of Access National Corporation repurchased by the Corporation and were canceled.

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

Deposits

Deposits, the primary funding source for loans, totaled $198.2 million at December 31, 2003 and were comprised of Non-interest bearing demand deposits in the amount of $60.2 million, Savings deposits in the amount of $28.5 million and Time deposits in the amount of $109.4 million. Total deposits increased $19.9 million or 11% over December 31, 2002 and provided funds for the increased loan volume. We offer a variety of deposit accounts that have varying rates and terms. Our deposits are primarily from our local market. We utilize professional loan officers as our direct sales force in marketing both loans and deposits. Our primary focus with respect to core deposit activities is upon the business deposits in our market. Our goal is to expand the deposit base by adding personnel, opening new offices, direct marketing and traditional media advertising. Our customer service focus is on our business and professional customers, which usually generate more referrals for additional new business than do individual retail account holders. Growth in deposits from 2002 to 2003 is attributable to these efforts. Deposit growth is expected to continue at a rapid yet lesser percentage of growth as the Bank continues to expand its customer base and build name recognition. We use Wholesale deposits for specific funding requirements and to support the short term loans held for sale program. Table 7, Average Deposits and Average Rates Paid, details the composition of deposits.

Through 2003, we had one banking location in Chantilly, Virginia to support service to our depositors in addition to the internet, banking by mail and courier services. In 2004, the Bank intends to open two additional banking centers to support planned growth in deposits.

Non-Interest Bearing Deposits represent the largest volume of deposits outside of Time Deposits at 30.4% of the total. Most of this activity relates to the operating accounts of businesses within our target market. There is a high degree of cross-over between these accounts and our clients who are commercial loan customers or who anticipate becoming loan customers.

Money Market and Savings Deposits represent 10.8% of the total deposits and are generally with businesses and professionals in the target market. Many of these depositors are also borrowers.

Interest bearing demand deposits represent 3.5% of total deposits and are mostly from individuals, professionals and non-profit organizations within the target market.

Brokered or “Wholesale” deposits account for 21.5% ($42,599 million) of total deposits. Wholesale depositors are outside of the target market and place their deposit with us solely due to the interest rate paid. Together with other funding sources, we use these types of deposits to fund the short term cash needs associated with the Loans Held For Sale program discussed under “Loans.”

Market Area

Access National Corporation, Access National Bank, Access National Mortgage Corporation, and Access National Leasing are headquartered in Fairfax County and serve the Northern Virginia region. Fairfax County is a diverse and thriving urban county. As the most populous jurisdiction in both Virginia and the Washington metropolitan area, the County’s population exceeds that of seven states. The median household income of Fairfax County is one of the highest in the nation. Northern Virginia had a population of 2.16 million according to the 2000 Census. The proximity to Washington, D.C. and the influence of the federal government provides somewhat of a recession shelter.

Competition

The Bank competes with virtually all banks and financial institutions, which offers services in its market area. Much of this competition comes from large financial institutions headquartered outside the state of Virginia, each of which has greater financial and other resources to conduct large advertising campaigns and offer incentives. To attract business in this competitive environment, the Bank relies on personal contact by its officers and directors, local promotional activities, and the ability to provide personalized custom services to small businesses and professionals. In addition to providing full service banking, the Bank offers and promotes alternative and modern conveniences such as internet banking, automated clearinghouse transactions and offers courier services for commercial clients.

Employees

At December 31, 2003 the Bank and its subsidiaries had 220 employees. Of the employment base, 170 were employed by the Mortgage Corporation, 48 by the Bank and 2 by the Leasing Corporation. The Bank recruits experienced and motivated personnel and emphasizes the use of technology. Employee relations have been good.

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

General. The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Corporation is directly affected by the recently enacted Sarbanes-Oxley Act of 2002 (the “SOX”), which was enacted to improve corporate governance and reporting procedures and requires expanded disclosure of the Corporation’s corporate operations and internal controls. The Corporation is already complying with new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Although the Corporation anticipates that it will incur additional expense in complying with the provisions of the SOX and the resulting regulations, management does not expect that such compliance will have a material impact on the Corporation’s financial condition or results of operations.

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

The Corporation is required to file periodic reports with the FRB and provide any additional information as the FRB may require. The FRB also has the authority to examine the Corporation, the Bank, Bank subsidiaries, as well as any arrangements between the Corporation and the Bank, with the cost of any such examinations to be borne by the Corporation.

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by Federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate, as long as the aggregate amount of such transactions of a bank and its subsidiaries with its affiliates does not exceed 10% of the capital stock and surplus of the bank on a per affiliate basis or 20% of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are substantially the same as or at least as favorable to the bank as those prevailing at the time for transactions with unaffiliated companies. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Additionally, the Corporation and its subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

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

The regulations of the FDIC, the Comptroller and FRB govern most aspects of the Corporation’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, and payment of dividends, branching, deposit interest rate ceilings and numerous other matters. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation’s business is particularly susceptible to changes in state and Federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

The commercial banking business is affected not only by general economic conditions, but is also influenced by the monetary and fiscal policies of the Federal government and the policies of its regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by various means , including its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress, in the Virginia General Assembly and brought before various bank holding company and bank regulatory agencies. The likelihood of any major changes and the impact such changes might have are impossible to predict. Certain of the potentially significant changes that have been enacted recently by Congress or various regulatory or professional agencies are discussed below.

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

The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stockholders equity, related surplus, qualifying noncumulative perpetual preferred stock, including related surplus, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities, including related surplus. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The guidelines generally require banks to maintain a minimum ratio of total qualifying capital to weighted risk assets of 8% (the “Risk-based Capital Ratio”). Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets (the “Tier 1 Risk-based Capital Ratio”) must be Tier 1 capital.

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2003, the Corporation and Bank both met all applicable capital requirements imposed by regulation.

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). There are five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate Federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued Prompt Corrective Action Regulations to implement these provisions. Under these regulations, the categories are:

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

As of December 31, 2003, both the Corporation and the Bank were considered “well capitalized.”

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

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incidental to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

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

Federal Home Loan Bank (FHLB) of Atlanta. The Bank is a member of the FHLB of Atlanta, which is one of twelve regional FHLBS that provide funding to their members for making housing loans as well as for affordable housing and community development lending . Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the Bank.

Mortgage Banking Regulation. The Bank’s mortgage banking subsidiary is subject to the rules and regulations of, and examination by the Department of Housing and Urban Development (“HUD”), the Federal Housing Administration, the Veterans Administration and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated there under. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

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

ITEM 2 - DESCRIPTION OF PROPERTIES

Access National Bank leases space at 14006 Lee Jackson Memorial Highway, Chantilly, VA and operates a banking office,

Access National Bank leases space at 1800 Robert Fulton Drive, Reston,VA. The headquarters of the Bank and the Corporation are located in this building and also a banking office. The building is owned by Access Real Estate.

Access National Mortgage Corp. leases space at 1800 Robert Fulton Drive, Reston, VA, their headquarters. The building is owned by Access Real Estate.

Access National Mortgage Corp. leases space at 8233 Old Courthouse Road, Suite 300, Vienna, VA.

Access National Mortgage Corp. leases space located at 4502 Starkey Road, Suite 203, Roanoke, VA.

Access National Mortgage Corp. leases space located at 10001W. Oakland Park Blvd. FL.

Access National Mortgage Corp. leases space located at 7272 Wisconsin Avenue, Suite 300, Bethesda, MD.

Access National Mortgage Corp. leases space located at 150 Westpark Way, Suite 350, Euless, TX

Access National Mortgage Corp. leases space located at 2111 Baldwin Avenue, Suite 202, Crofton, MD.

Access National Mortgage Corp. leases space at 5232 Baltimore Blvd. Suite 311-A, Westminster, MD.

Access National Mortgage Corp. leases space located at 1 Sierragate Plaza, Suite C 285, Roseville, CA

Access National Mortgage Corp. leases space located at 2000 Glen Echo Road, Suite 211, Nashville, TN.

Access National Mortgage Corp. leases space located at 11506 Allecingie Parkway, Suite 2A, Richmond, VA.

ITEM 3 – LEGAL PROCEEDINGS

Neither the corporation, Bank or any of the Bank's subsidiaries are parties to any legal proceedings. There are no legal proceedings contemplated or threatened. From time to time the Bank and mortgage corporation may initiate legal actions against borrowers in connection with collecting defaulted loans. Such actions are not considered material by management unless otherwise disclosed.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003

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

Set forth below is certain financial information relating to the Corporation’s common stock price history for each quarter since January 1, 2001. The stock prices listed below reflect the prices paid in the indicated periods in the actual private trades of which the Corporation is aware. There may have been other transactions of which the Corporation is unaware, as adjusted for all stock splits. Due to the sporadic nature of trading in the Corporation’s common stock, these transactions do not necessarily reflect the intrinsic or market value of the stock at the time they were completed

	2003		2002		2001
	High	Low	High	Low	High	Low
First Quarter	$10.00	$9.33	$6.75	$6.67	$4.10	$4.00
Second Quarter	$14.00	$10.00	$6.75	$6.67	$4.67	$4.50
Third Quarter	$15.00	$13.00	$7.33	$6.33	$5.67	$5.67
Fourth Quarter	$16.00	$14.00	$8.67	$6.33	$6.84	$6.67

* Prices have been adjusted for all stock splits and dividends.

As of March 15, 2004, the Corporation had outstanding 3,477,360 shares of Common Stock, par value $1.67 per share, held by approximately 450 shareholders of record.

The Corporation has not declared any cash dividends. Payment of dividends is at the discretion of the Corporation’s Board of Directors, is subject to various federal and state, regulatory limitations, and is dependent upon the overall performance and capital requirements of the Corporation.

On April 10, 2002 the Bank issued 22,500 restricted shares of common stock (with a market value of approximately $150,000) to John E. Fochtman, in exchange for 100% of the shares of Commercial Finance Corporation (now known as Access National Leasing corporation). These shares of common stock were exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 due to the Bank’s status as a Federal Reserve Bank.

On April 15, 2002 the Bank sold 487,500 shares of its common stock under a rights offering to existing shareholders and employees at a price of $6.00 per share and a par value of $1.67. The total offering price was $2,925,000. The offering was not underwritten and there were no underwriters’ discounts or commissions. A Series B warrant to purchase one share of common stock accompanied each share purchased, for a total of 487,500 Series B warrants issued in this rights offering. Three thousand of the Series B warrants were subsequently forfeited, resulting in 484,500 Series B warrants currently outstanding. The Series B warrants are exercisable immediately at an exercise price of $6.67 per share and are exercisable at any time to and including June 4, 2004. Both the shares of common stock and the Series B warrants were exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 due to the Bank’s status as a Federal Reserve Bank.

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

On June 1, 2003, the Corporation issued a 3 for 1 stock split. The authorized shares of common stock increased from 10,000,000 to 30,000,000 and par value decreased from $5.00 to $1.67.

On June 13, 2003, the Corporation exchanged all of its shares in Commercial Finance Corporation for the return of 7,500 shares of Access National Corporation’s common stock issued in connection with the April 10, 2002 transaction listed above. These shares were subsequently cancelled.

On September 30, 2003, Access National Capital Trust II, a Delaware business trust and a wholly-owned subsidiary of Access National Corporation, issued $6.0 million of Floating Rate Capital Securities in a private placement transaction with an accredited investor (in reliance upon Section 4(2) of the Securities Act of 1933, as amended) and $186,000 of Floating Rate Common Securities to Access National Corporation. Proceeds from the issuance of both the Floating Rate Capital Securities and the Floating Rate Common Securities were immediately used by Access National Capital Trust II to purchase $6.186 million of Floating Rate Junior Subordinated Deferrable Interest Debentures maturing on December 31, 2033 from Access National Corporation. Access National Corporation paid commissions of $144,000 in connection with the sale of the Floating Rate Capital Securities.

In addition to the Series B warrants discussed above, there are 526,860 outstanding Series A warrants which differ from the Series B warrants with respect to vesting date, exercise price, and expiration date. The Series A warrants were issued by the Bank in December 1999 to the organizing shareholders of the Bank (in conjunction with the organization of the Bank) and the shareholders of Mortgage Investment Company (in conjunction with the acquisition by the Bank of Mortgage Investment Company). Each Series A warrant is exercisable for one share of common stock at an exercise price of $3.33. As of December 31, 2003, 511,860 of the Series A warrants had vested and were exercisable.

The Corporation has not declared any cash dividends. Payments of dividends is at the discretion of the Bank’s Board of Directors, is subject to various federal and state, regulatory limitation, and is dependent upon the overall performance and capital requirements of the Corporation.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the twelve months ended December 31, 2003 and 2002. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation considers among other factors, the estimated market value of the underlying collateral, and current economic conditions. . For further information about our practices with respect to allowance for loan losses, please see the subsection “Loans” below.

Derivative Financial Instruments – Access National Mortgage Corporation enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 60 to 120 days.

The Mortgage Corporation protects itself from changes in interest rates for a portion of its pipeline loans through the use of best efforts forward delivery commitments, whereby the Mortgage Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. These pipeline loans are considered pre-sold to an investor. As a result, the Mortgage Corporation is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on these rate lock commitments.

For pipeline loans which are not pre-sold to an investor, the Mortgage Corporation manages the interest rate risk on rate lock commitments by entering into forward loan sale contracts, whereby the Mortgage Corporation obtains the right to deliver residential loans to investors in the future at a specified yield. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income.

These derivative financial instruments do not meet the hedging criteria required by FASB 133 and are classified as trading activities with changes in fair value recorded in income.

FINANCIAL CONDITION

Asset Summary

In our fourth year of operation we continue our trend of significant growth in our balance sheet and earnings. Total assets at December 31, 2003 were $257.0 million, an increase of $16.7 million over the previous year end. Total assets averaged $263.4 in 2003, approximately $6.4 million higher than where we ended the year. The reason for this difference is that in the fourth quarter balances in demand deposit checking accounts associated with the mortgage industry declined significantly as did loans held for sale by the Mortgage Corporation. The volume of loans held for sale, as discussed in more detail below, has historically had a pronounced impact on our balance sheet. As of December 31, 2002 loans held for sale accounted for 39% of the Corporations assets compared to 12% as of December 31, 2003. The downturn in the mortgage volume was due to the upward movement in mortgage interest rates during the second half of 2003 and a slowing of the refinance market.

In spite of the pronounced decrease in relative loans held for sale in the second half of 2003, however, the balance sheet experienced net growth during the year due to significant increases in the Bank’s core deposits and loans held for investment. As the Bank’s core deposit base continues to grow, we expect the fluctuations in mortgage volume to have a lessened impact on fluctuations in our balance sheet. Deposits increased $19.9 million and totaled $198.1 million at year end, an increase of 11.1%. Deposits averaged $203.8 million for the year. Loans held for investment increased by $74.0 million as of December 31, 2003, an increase of 66%.

The Bank has a strong capital base and coupled with the capital base of the Corporation, the Bank is poised for continued growth in 2004. In March, 2004 the Bank opened its second banking location which is located in the corporate headquarters building in Reston, VA. A third location in the Vienna / Tyson’s Corner area is planned to open in the second quarter of 2004. The addition of these new locations is expected to provide additional growth in deposits and loans as we establish new relationships. In the near term the additional overhead associated with opening of these offices is not expected to have a material impact on earnings.

Loans

Total loans, including average loans held for sale in the amount of $80.6 million, net of unearned income, averaged $227.0 million during 2003 compared to $137.7 million in 2002 representing an increase of 64.9% over last year. The increase in loans is due to strong loan demand, better market penetration, and expansion of loan officer staff. Loans held for sale totaled $29.8 million at December 31, 2003 compared to $93.9 million in 2002, a decrease of $64.1 million. The decrease in loans held for sale is due to an upward movement in mortgage loan interest rates during the second half of 2003 and a slowing of the refinance market. Loans held for investment increased approximately $74.5 million in 2003 to $189.3 million at year end. The increase was primarily funded by deposit growth and the deployment of funds invested in interest bearing deposits intended to support the Mortgage Corporation. As the Bank continues to grow, we expect the loans held for investment to have a lessened impact on our balance sheet. The Bank plans continued expansion of the experienced Loan Officer staff in order to support continued growth in our portfolio of loans held for investment.

The loan portfolio is comprised of commercial, commercial real estate, real estate construction, residential real estate, and consumer loans. Commercial loans increased from $17.3 million at year end 2002 to $31.8 million at the end of 2003. Commercial real estate loans at year end increased from $41.1 million in 2002 to $69.1 million in 2003. The increase in Commercial loans and commercial real estate loans is due to the addition of experienced commercial lenders. The Bank anticipates that this area of lending will continue to grow in 2004 through a combination of increasing the number of experienced lenders, direct marketing, and the establishment of additional offices. Real estate construction loans increased from $10.1 million in 2002 to $13.8 million in 2003. This increase in real estate construction loans is due to new clients. This category is expected to increase in 2004 as a result of new marketing initiatives and additional experienced personnel. Residential real estate loans at year end increased from $45.6 million in 2002 to $73.8 million in 2003. Residential real estate loans increased as a result of increased production due to an increase in the number of lenders and loans purchased from the Mortgage Corporation. The Bank expects to continue growing this segment of loans in 2004 through direct production and through continued purchases of loans from our mortgage subsidiary. Consumer loans increased at year end from $782 thousand to $821 thousand in 2003. The increase in consumer loans is due to new clients. The Bank concentrates on providing banking services to the small to medium sized businesses and professionals in our market area. The Bank also offers a complete line of consumer lending products, primarily as a service to the affiliates of our commercial and professional clients. The Bank does not, however, actively market its consumer loan products at this time, which accounts for their nominal amount. As the Bank establishes additional offices and places a greater emphasis on retail banking, it expects that the amount of consumer loans and deposits will increase in the future.

The overall growth in the loan portfolio during 2003 is attributable to strong loan demand, better name recognition and a growing reputation for being able to serve the needs of the small to medium size businesses and professionals in our community. The strong loan demand originates from building our base of business and meeting the needs of new and existing clients. We expect that the mortgage market will improve in 2004 and shift more to purchase financing. The Bank also intends to expand its lending staffing in 2004 which the Bank expects will also support continued growth in the loan portfolio.

Table 4, The Loan Portfolio, presents the major classifications and maturity distribution of loans held for investment at December 31, 2003, 2002 and 2001.

Allowance for Loan Losses

For the year ended December 31, 2003, the allowance for loan loss was $2.6 million, an increase of 25.2% over the $2.1 million the prior year-end. The increase is attributed to the 64.9% increase in the Loan Portfolio as well as a detailed analysis of risk and loss potential within the portfolio as a whole. Although actual loan losses have been insignificant, our senior credit management, with over 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes and trend analysis. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by our financial statement auditors, internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve amount or methodology.

The Bank, after four years of operations, does not have a history of charge offs with which to establish trends in loan losses by loan classifications. As of December 31, 2003 the total net charge offs for the four years was approximately 11 thousand dollars. The overall allowance for loan losses is equivalent to approximately 1.35% of total loans held for investment. The schedule in Table 6, Allocation of the Allowance for Loan Losses, reflects the allocation by the different loan types. The methodology as to how the allowance was derived is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to precisely allocate the composition of the allowance for loan losses by types of loans.

The allowance for loan losses increased $517 thousand during 2003 or approximately 25.2%.Total loans increased $74.4 million in 2003, an increase of 64.9%. The allowance for loan losses at 12/31/03 was 1.35 % of total loans compared to 1.78% in 2002. At December 31, 2003, the allowance for commercial loans as a percent of the total commercial loans amounted to 1.6%, compared to 1.8% in 2002. The allowance for commercial real estate loans was 1.52% of total commercial real estate loans in 2003 compared to 1.94% in 2002. The allowance for residential real estate loans as a percent of total residential real estate loans was 1.05% in 2003 compared to 1.68% in 2002. Net charge offs from inception through December 31 2003 have totaled less than $9 thousand. Since the Bank does not have any historical charge off experience, changes in the composition of the allowance for loan losses are due to volume and changes in individual risk ratings on new and existing loans.

The loss risk of each loan within a particular classification, however, is not the same. The methodology for arriving at the allowance is not dictated by loan classification. The methodology as to how the allowance was derived is detailed below. Unallocated amounts included in the allowance for loan losses have been applied to the loan classifications on a percentage basis.

Adequacy of the reserve is assessed, and appropriate expense and charge offs are taken, no less frequently than at the close of each fiscal quarter end. The methodology by which we systematically determine the amount of our reserve is set forth by the Board of Directors in our credit policy. Under this policy, our Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits the Specific Reserve, individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time, the General Reserve’ and, finally, an Unallocated Reserve to cover any unforeseen factors not considered above in the appropriate magnitude. Each of the reserve components, General, Specific and Unallocated are discussed in further detail below.

With respect to the General Reserve, all loans are graded or risk rated individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at the Bank; our collective management experience in administering similar loan portfolios at other banks in this market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the Bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at the Bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of December 31, 2003, our evaluation of these factors supported approximately 68% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.

When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan loss analysis comprises the Specific Reserve and accounted for approximately 6% of the total loss reserve. For 2003, this Specific Reserve related to loans totaling $2.8 million as of December 31, 2003 that were assigned additional reserves based on an evaluation of the established primary and secondary sources of repayment, which suggested a potential degradation in those sources of repayment.

The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of December 31, 2003, the threshold range for this component was 0.02% to 0.75% of the total loan portfolio and accounted for approximately 15% of the total loss reserve.

Investment Securities

The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S Government Agency securities, and mortgage backed securities. At December 31, 2003 the securities portfolio totaled $23.2 million and was classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of stockholders’ equity. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $88 thousand on December 31, 2003. Table 3, Securities Available for Sale presents the types, amounts and maturity distribution of the securities portfolio. As the Bank continues to expand its deposit base, it is expected the Bank will continue to expand the investment portfolio.

Deposits

Deposits are the primary source of funding loan growth. Average deposits totaled $203.8 million at year end 2003, a 55% increase over 2002. Deposits totaled $198.2 million on December 31, 2003, compared to $178.3 million on December 31, 2002, an increase of $19.9 million. Table 7, Average Deposits and Average Rates Paid, reflects the composition of deposits and interest rates. The Bank plans to continue to expand its deposit base by hiring more loan officers and opening two additional banking centers in 2004.

RESULTS OF OPERATIONS

Summary

The Corporation completed its fourth year of operations achieving record earnings and growth in assets. A combination of additional lending staff, additional mortgage offices, and a low interest environment contributed to the record earnings for 2003. Net income for the year ended December 31, 2003 totaled $3.8 million, up 41.6% over 2002. Assets totaled $257 million on December 31, 2003, up from $240 million in 2002, an increase of approximately 7%. Total deposits grew by $19.9 million to $198 million at December 31, 2003. Loans held for investment totaled $189.3 million at December 31, 2003 compared to $114.8 million in 2002, an increase of approximately 65%. The growth in loans was funded partially by the increase in deposits, redeployment of cash generated from the decline in loans held for sale and increased borrowings from the Federal Home Loan Bank.

Return on average assets decreased from 1.64% in 2002 to 1.45% in 2003. Return on average equity increased to 20.48% in 2003 from 20.17% in 2002 reflecting continued strong earnings. Diluted earnings per share for 2003 was $.87 up from the $.72 reported last year. Pre tax income for 2003 was $5.9 million compared to $4.0 million in 2002. See Table 1 Summary Financial Data

Net Interest Income

Net interest income, the principal source of Bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits used to fund earning assets). In June, 2003 the prime rate was lowered to 4% as a result of the Federal Reserve Bank lowering the targeted federal funds rate. The Bank currently has an asset sensitive balance sheet, meaning our assets re-price quicker than our liabilities and any decrease in rates negatively impacts net interest income. Conversely, a rising rate environment will favorably impact net interest income, again because our interest earning assets will reprice quicker than interest bearing liabilities. Management of the Bank strives to maximize net interest income through prudent balance sheet administration and maintaining appropriate risk levels as determined by Management. During 2003 our net interest margin decreased 15 basis points from 3.73% in 2002 to 3.58% in 2003. Table 2, Yield on Average Earning Assets and Rates on Average Interest Bearing Liabilities, summarizes the major components of net interest income for the past three years and also provides yields and average balances.

Net interest income increased in 2003 to $9.1 million compared to $5.8 million in 2002. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets increased $98.7 million over the $156.7 million in 2002. The increase is primarily due to the growth in the average loans which increased $89.4 million. The yield on earning assets decreased from 6.43% in 2002 to $5.5% in 2003 reflecting a decrease in yield on all earning asset categories and reflects the current rate environment. Irrespective of the future interest rate environment, we expect net interest income to continue to increase as a result of our plans to grow the volumes of loans held for investment and core Bank deposits. See Table 2A Volume and Rate Analysis for the past four years.

Total interest expense increased $667 thousand over the total of $4.237 million in 2002 as a result of increases in interest bearing deposits and increased interest expense on borrowings. Total interest bearing deposits averaged $143.3 million in 2003 compared to $97.5 million in 2002. Borrowed funds totaled $36.0 million in 2003 compared to $40.4 million in 2002. The increase in deposits funded the growth in earning assets. The average cost of interest bearing liabilities was 2.73% in 2003 compared to 3.70% in 2002.

Provision for Loan Losses

The provision for loan losses charged to operating expense was $526 thousand in 2003 compared to $841 thousand in 2002. The decrease is due the overall credit risk rating system that we apply to the loan portfolio on a monthly basis. Risk ratings have been assigned to each loan and where necessary specific additional allocations have been assigned. Each loan is reviewed monthly and the adequacy of the allowance for loan losses analyzed. Based on this review provisions are made to the allowance for loan losses. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio based on the evaluation as of December 31, 2003. It is expected the planned expansion of the portfolio of loans held for investment will require further loan loss provisioning expense. The timing and amount of the provisioning expense cannot be predicted.

Non Interest Income

Non-interest income consists of revenue generated from a broad range of financial services and activities. Total non interest income was $33.8 million in 2003 compared to $22.5 million in 2002, an increase of $11.3 million. Approximately 98% of the non-interest income in 2003 was produced by the Mortgage Corporation in connection with the origination of $1.2 billion in mortgage loan originations as compared to originations in 2002 of $791.6 million. Gains on the sale of loans originated by the Mortgage Corporation totaled $27.8 million in 2003, compared to $19.7 million in 2002. Mortgage broker fees amounted to $4.9 million in 2003 and $2.2 million in 2002. The relative volume of gains on the sale of loans and mortgage broker fees declined in the second half of 2003 as mortgage rates increased and refinance volume slowed. This pattern was not unique to our Mortgage Corporation as it was reflected in most of the industry. We do not expect volume to increase in 2004 as the refinance activity has subsided. Other non interest income for the Bank amounted to $266 thousand in service fees on deposit accounts and approximately $347 thousand in other income.

Non Interest Expense

Non interest expense totaled $36.4 million in 2003 compared to $23.4 million in 2002, an increase of $13 million or 55.4% over 2002. Salaries and benefits total $21.4 million and comprise 59% of total non interest expense. Salaries and benefits increased approximately $7.1 million, a 50% increase from 2002. Approximately 86% of the total salaries and benefits are attributable to the Mortgage Corporation, with the rest attributable to the Bank. The increase in salaries, commissions and benefits at both the Bank and Mortgage Corporation was due to the additional staffing needed to support the increased level of mortgage loan originations in 2003. Mortgage loan originations increased from $791.6 million in 2002 to $1.2 billion in 2003, a 52% increase. The majority of this expense for the Mortgage Corporation is variable with loan origination volume, and we do not expect the amount of this expense to increase in 2004. The only circumstance that would cause the expense to increase would be an increase in non-interest income from a higher volume in loan originations, which we believe to be unlikely due to the decline in refinance activity..

Other operating expense increased approximately $5.0 million from $7.9 million in 2002 to $12.9 million in 2003, a 63% increase. Approximately 24% of other operating expense is attributable to the Bank and 75.6% is attributable to the Mortgage Corporation. Other operating expense is comprised of advertising, investor fees, management fees, other settlement fees, and other marketing expense. Similar to the salaries and benefits expense, a significant portion of the other operating expenses of the Mortgage Corporation are variable with loan origination volume. The Bank plans to hire additional staff to support expansion of the core Bank; therefore, the composition of future non-interest expense will be weighted more heavily towards the Bank. This expense will be therefore less variable in nature because it will be determined by core banking services and not mortgage loan origination, which are more interest rate sensitive by nature.

Income Taxes

Income tax expense amounted to $1.3 million at year end 2002 and increased to $2.1 million at year end 2003, a 57% increase over last year. Note 8 to the financial statements show the components of Federal Income tax

Liquidity Management

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2003, overnight interest bearing balances totaled $286 thousand and securities available for sale totaled $23.2 million.

The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2003, the Corporation had lines of credit with the Federal Home Loan Bank of Atlanta totaling $58.1 million and outstanding loans of $19.9. million, leaving $38.2 million available on the lines. The interest rates on these lines of credit are variable rates that are subject to change daily. The Bank had term notes in the amount of $15 million at a fixed rates of interest ranging from 2.7% to 4.58%.

In addition to the lines of credit at the Federal Home Loan Bank, the Bank and Mortgage Corporation also issue repurchase agreements and commercial paper. As of December 31, 2003, outstanding repurchase agreements totaled $1.8 million and commercial paper issued amounted to $4.5 million. The interest rate on these instruments are variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at December 31, 2003, these lines amounted to $8.8 million. During 2003, the Corporation also raised $6.0 million in Trust Preferred to support the growth of the organization. The interest rate adjusts quarterly. The rate was 4.35% at December 31, 2003. Table 10, Borrowed Funds Distribution, outlines the composition of borrowed funds for 2003 and 2002.

The Corporation funded the growth in interest earning assets through a combination of non-interest bearing deposits, interest bearing deposits, retention of earnings and borrowed funds. Table 10, Borrowed Funds Distribution, shows the composition of borrowed funds. The Corporation expects its short and long term sources of liquidity and capital to remain adequate to support expected growth. The Bank relies on a variety of short and long term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider.

Off Balance Sheet Items

During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2003, these commitments amounted to $6.9 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

At December 31, 2003, the Bank had approximately $20.3 million in unfunded lines of credit. These lines of credit, if drawn upon, would be funded from routine cash flows. Cash flows from financing activities, which includes deposit growth and borrowing, generated over $15.2 million.

As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly. See Note 11 to the consolidated financial statements.

Interest Rate Sensitivity Management

The Corporation’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Corporation manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee. The Asset Liability Committee meets periodically and has responsibility for formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The objective of the policy and process administered by this function is to define and contain the exposure to earnings and economic value of the Corporation under different interest rate scenarios. As of December 31, 2003, the Corporation is considered Asset Sensitive. This means that interest earning assets generally mature or reprice more frequently than corresponding liabilities. In the short term, however, the Corporation is Liability Sensitive. That means that $6.7 million more liabilities will mature or reprice within 90 days than will assets. Management considers this a non-material negative gap that falls within the objectives of our policy. If interest rates fall beyond 90 days, interest income will fall faster than interest expense, and net interest income will likely decline. In a rising interest rate environment beyond 90-days, assets will re-price more quickly than liabilities, resulting in increased earnings. Within 90 days, the opposite is true. If interest rates fall, net interest income will increase in the short term and if rates rise, short term net interest income will decline. Table 9, Interest Sensitivity Analysis, reflects the maturity or re-pricing of assets and liabilities.

Capital Resources

Shareholder’s equity increased $3.5 million on a net basis during 2003. The Corporation retained 100% of the net earnings of $3.8 million however it repurchased 32,640 shares of common stock at an aggregate cost of $346 thousand.

A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.

Banking regulators have defined minimum regulatory capital rations that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as Well Capitalized, which is the highest rating. Table 11 Risk Based Capital Analysis, outlines the regulatory components of capital and risk based capital ratios.

Impact of Inflation and Changing Prices

A bank’s asset and liability structure is substantially different from that of a non financial company in that virtually all assets and liabilities of a bank are monetary in nature. The impact of inflation on financial results depends upon the Bank’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company’s consolidated financial position or consolidated results of operations in the future.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Company’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures. The implementation of FIN 46 did not have a significant impact on either the Company’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

     In November 2003, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Company has included the required disclosures in their consolidated financial statements.

     In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The company does not have any plans that fall under SFAS No.132 and therefore no disclosure is required.

Statistical Information

The following statistical information is provided pursuant to the requirements of Guide 3, promulgated by the Securities Act of 1933:

Table #1

Summary Financial Data
(In Thousands, Except for Share Data)

	Year Ended
	December 31,
	2003	2002	2001
Income Statement Data:
Net interest income	$9,138	$5,848	$3,115
Provision for loan losses	526	841	720
Non-interest income	33,765	22,494	11,082
Non-interest expense	36,432	23,447	12,060
Income taxes	2,129	1,359	530

Net income	$3,816	$2,695	$887

Per Share Data: (1)
Earnings per share, basic	$1.09	$0.82	$0.30
Earnings per share, assuming dilution	$0.87	$0.72	$0.27
Cash dividends declared	—	—	—
Book value at period end	5.68	4.64	3.49
Balance Sheet Data:
Total assets	$257,079	$240,348	$132,069
Loans held for sale	29,756	93,852	38,615
Total loans	189,320	114,835	68,736
Total securities	23,178	15,637	10,582
Total deposits	198,183	178,251	104,876
Shareholders’ equity	19,755	16,291	10,465
Average shares outstanding, basic (1)	3,493,340	3,297,000	3,000,000
Average shares outstanding, diluted (1)	4,411,186	3,739,032	3,290,994
Performance Ratios:
Return on average assets	1.45%	1.64%	0.98%
Return on average equity	20.48%	20.17%	8.75%
Net interest margin (2)	3.58%	3.73%	3.54%
Asset Quality Ratios:
Allowance to period end loans	1.35%	1.78%	1.73%
Allowance to nonperforming loans	310.93%	—	127.87%
Net charge-offs to average loans	—	—	0.01%
Capital Ratios:
Tier I risk-based capital	12.54%	12.09%	10.96%
Total risk-based capital	15.47%	13.33%	12.20%
Leverage capital ratio	10.28%	8.12%	8.91%

(1)Restated for a 3 for 1 stock split declared in June 2003.

(2)Net interest income divided by total average earning assets.

Table # 2

Yield on Average Earning Assets and Rates on Average interest-Bearing Liabilities

	Period Ended December 31, (In Thousands)
	2003			2002			2001
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest earning assets:
Securities	$14,160	$378	2.67%	$9,384	$393	4.19%	$6,650	$373	5.61%
Loans	227,015	13,522	5.96%	137,654	9,531	6.92%	73,604	5,697	7.74%
Interest bearing deposits	14,338	142	0.99%	8,712	144	1.65%	7,147	256	3.58%
Federal funds sold	20	—	0.00%	1,043	17	1.63%	567	23	4.06%

Total interest earning assets	255,533	14,042	5.50%	156,793	10,085	6.43%	87,968	6,349	7.22%
Non-interest earning assets:
Cash and due from banks	5,437			5,877			2,133
Premises and equipment	724			580			426
Other assets	4,084			2,575			944
Less: allowance for loan losses	(2,363)			(1,325)			(749)

Total non-interest earning assets	7,882			7,707			2,754

Total Assets	$263,415			$164,500			$90,722

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$6,212	$68	1.09%	$7,384	$165	2.23%	$2,458	$71	2.89%
Money market deposit accounts	18,748	269	1.43%	11,884	270	2.27%	5,910	203	3.43%
Savings accounts	539	3	0.56%	394	5	1.27%	481	11	2.29%
Time deposits	117,803	3,626	3.08%	77,797	3,307	4.25%	41,413	2,446	5.91%

Total interest-bearing deposits	143,302	3,966	2.77%	97,459	3,747	3.84%	50,262	2,731	5.43%
FHLB Advances	10,788	175	1.62%	8,839	207	2.34%	883	49	5.55%
Securities sold under agreements to repurchase	1,381	9	0.65%	2,163	24	1.11%	2,906	87	2.99%
Other short-term borrowings	4,510	39	0.86%	4,477	157	3.51%	7,812	368	4.71%
Long-term borrowings	13,762	421	3.06%	—	—	—	—	—	—
Trust Preferred Debenture	5,593	294	5.26%	1,667	102	6.12%	—	—	—

Total interest-bearing liabilities	179,336	4,904	2.73%	114,605	4,237	3.70%	61,863	3,235	5.23%

Non-interest bearing liabilities:
Demand deposits	$60,538			$34,093			17,455
Other liabilities	4,904			2,441			1,265

Total liabilities	244,778			151,139			80,583
Shareholders’ Equity	18,637			13,361			10,139

Total Liabilities and Shareholders’ Equity:	$263,415			$164,500			$90,722

Interest Spread			2.77%			2.73%			1.99%

Net Interest Margin		$9,138	3.58%		$5,848	3.73%		$3,114	3.54%

(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3) Loan placed on nonaccrual status are included in loan balances

Table # 2A

Volume and Rate Analysis
(In Thousands)

	Years Ended December 31,			Years Ended December 31,
	2003 compared to 2002			2002 compared to 2001
	Change Due To:			Change Due To:
	Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest Earning Assets:
Investments	$(15)	$158	$(173)	$20	$128	$(108)
Loans	3,991	5,464	(1,473)	3,834	4,495	(661)
Interest bearing deposits	(2)	69	(71)	(112)	47	(159)
Federal funds sold	(17)	(8)	(9)	(6)	13	(19)

Total Increase (Decrease) in Interest Income	3,957	5,683	(1,726)	3,736	4,683	(947)
Interest Bearing Liabilities:
Interest-bearing demand deposits	(97)	(23)	(74)	94	114	(20)
Money market deposit accounts	(1)	121	(122)	67	153	(86)
Savings accounts	(2)	1	(3)	(6)	(2)	(4)
Time deposits	319	1,395	(1,076)	861	1,695	(834)

Total interest-bearing deposits	219	1,494	(1,275)	1,016	1,960	(944)
FHLB Advances	(32)	40	(72)	158	202	(44)
Securities sold under agreements to repurchase	(15)	(7)	(8)	(63)	(18)	(45)
Other short-term borrowings	(118)	1	(119)	(211)	(133)	(78)
Long-term borrowings	421	421	—	—	—	—
Trust Preferred	192	208	(16)	102	102	—

Total Increase (Decrease) in Interest Expense	667	2,157	(1,490)	1,002	2,113	(1,111)
Increase (Decrease) in Net Interest Income	$3,290	$3,526	$(236)	$2,734	$2,570	$164

Table #3

Securities Available for Sale
(In Thousands)

	December 31,
	2003	2002
Available For Sale Securities
US Treasury Securities	$1,692	$1,716
US Government Agency Securities	15,776	3,012
Mortgage Backed Securities	3,912	9,115
Other	1,798	1,794

Total Securities	$23,178	$15,637

Table #3A

	December 31, 2003
	(In Thousands)
			After One		After Five
	Within		Year but Within		Years but Within
	One Year		Five Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available For Sale Securities (1)
US Treasury Securities	$—	—	$1,692	3.49%	$—	—	$1,692	3.79%
US Government Agency Securities	—	—	12,262	3.47%	3,514	4.80%	15,776	3.76%
Mortgage Backed Securities	—	—	278	4.64%	3,634	4.83%	3,912	4.81%

Total Securities	$—	—	$14,232	3.50%	$7,148	4.82%	$21,380	3.95%

(1) Excludes Federal Reserve Bank Stock and FHLB Stock

Table #4

Loan Portfolio
(In Thousands)

	December 31,
	2003		2002		2001		2000
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$31,759	16.78%	$17,324	15.09%	$9,115	13.26%	6,828	16.85%
Commercial real estate	69,128	36.51%	41,081	35.77%	26,184	38.09%	13,726	33.87%
Real estate construction	13,766	7.27%	10,057	8.76%	10,821	15.74%	1,252	3.09%
Residential real estate	73,846	39.01%	45,591	39.70%	20,724	30.15%	16,994	41.93%
Consumer	821	0.43%	782	0.68%	1,892	2.75%	1,726	4.26%

Total loans	$189,320	100.00%	$114,835	100.00%	$68,736	100.00%	40,526	100.00%

Loan Maturity Distribution

	December 31, 2003
	Three Months or	After Three Months	After One Year	After
	Less	Through One Year	Through Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$8,726	$8,907	$14,126	$—	$31,759
Commercial real estate	1,062	2,776	18,934	46,356	69,128
Real estate construction	5,659	5,704	1,102	1,301	13,766
Residential real estate	24,127	4,762	39,154	5,803	73,846
Consumer	451	152	218		821

Total	$40,025	$22,301	$73,534	$53,460	$189,320

Table # 5

Allowance for Loan Losses
(In Thousands)

	December 31,
	2003	2002	2001	2000
Balance, beginning of period	$2,048	$1,192	$489	$63
Provision for loan losses	526	841	720	426
Chargeoffs:
Commercial	11	—	17	—
Real estate	—	—	—	—
Consumer	—	—	—	—

Total chargeoffs	11	—	17	—
Recoveries:
Commercial	2	15	—	—
Real estate	—	—	—	—
Consumer	—	—	—	—

Total recoveries	2	15	—	—

Net chargeoffs	9	(15)	17	—

Balance, end of period	$2,565	$2,048	$1,192	$489

The Corporation places a loan on non-accrual status when management believes, after considering economic and business conditions and collections efforts, that the borrower’s financial condition is such that full collection of principal and interest is doubtful, or when the loan is past due for 90 days or more, unless the debt is both well-secured and in the process of collection.

At December 31, 2003 the Corporation had two non-accrual loans $825 thousand and no troubled debt restructurings.

At December 31, 2002 there were no loans past due 90 days or more.

Table # 6

Allocation of the Allowance for Loan Losses
(In Thousand)

	December 31,
	2003	2002	2001	2000
Commercial	$508	$311	$244	$100
Commercial real estate	1,054	797	467	192
Real estate construction	220	158	229	94
Residential real estate	772	768	172	70
Consumer	11	14	80	33

	$2,565	$2,048	$1,192	$489

Table # 7

Average Deposits and Average Rates Paid
(In Thousands)

	December 31,
	2003			2002			2001
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest bearing liabilities:
Interest-bearing demand deposits	6,212	$68	1.09%	7,384	$165	2.23%	$2,458	$71	2.89%
Money market deposit accounts	18,748	269	1.43%	11,884	270	2.27%	5,910	203	3.43%
Savings accounts	539	3	0.56%	394	5	1.27%	481	11	2.29%
Time deposits	117,803	3,626	3.08%	77,797	3,307	4.25%	41,413	2,446	5.91%

Total interest-bearing deposits	143,302	3,966	2.77%	97,459	3,747	3.84%	50,262	2,731	5.43%
Non-interest bearing deposits	60,538			34,093			17,455

Total deposits	$203,840			$131,552			$67,717

Table # 7A

Certificate of Deposit Maturity Distribution
(In Thousand)

	December 31, 2003
	Three Months or	Three Months to	Over
	Less	Twelve Months	Twelve Months	Total
Certificates of deposit:
Less than $100,000	$8,294	$14,252	$26,413	$48,959
Greater than or equal to $100,000	28,931	4,914	26,632	60,477

	$37,225	$19,166	$53,045	$109,436

Table # 8

Return on Average Assets and Return on Average Equity
(In Thousands)

		December 31,
	2003	2002	2001
Average total assets	$263,415	$164,500	$90,722

Average shareholders’ equity	$18,637	$13,361	$10,139

Net income	$3,816	$2,695	$887

Cash dividends declared	$—	$—	$—

Return on average assets	1.45%	1.64%	0.98%

Return on average shareholders’ equity	20.48%	20.17%	8.75%

Average shareholders’ equity to average total assets	7.08%	8.12%	11.18%

Table # 9

Interest Sensitivity Analysis

	December 31, 2003
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Securities	—	—	14,232	8,946	23,178
Loans held for sale	29,756	—	—	—	29,756
Loans	40,025	22,301	73,534	53,460	189,320
Interest bearing deposits	286	—	—	—	286
Federal funds sold	—	—	—	—	—

Total interest earning assets	70,067	22,301	87,766	62,406	242,540
Interest bearing liabilities:
Interest-bearing demand deposits	7,047	—	—	—	7,047
Money market deposit accounts	20,981	—	—	—	20,981
Savings accounts	500	—	—	—	500
Time deposits & IRAs	37,225	19,166	47,780	5,265	109,436

Total interest-bearing deposits	65,753	19,166	47,780	5,265	137,964
FHLB Advances	5,000	—	—	—	5,000
Securities sold under agreements to re	1,803	—	—	—	1,803
Other short-term borrowings	4,253	—	—	—	4,253
Long term Borrowings	—	—	10,500	4,465	14,965
Trust preferred Capital Notes	—	—	—	10,000	10,000

Total interest-bearing liabilities	76,809	19,166	58,280	19,730	173,985

Period Gap	$(6,742)	$3,135	$29,486	$42,676	$68,555

Cumulative Gap	$(6,742)	$(3,607)	$25,879	$68,555	$68,555

Cumulative Gap / Total Assets	2.78%	1.49%	10.67%	28.27%	28.27%

Table 10

Borrowed Funds Distribution
(In Thousands)

	December 31,
	2003	2002	2001
At Period End
FHLB Advances	$5,000	$29,882	$1,050
Securities sold under agreements to repurchase	1,803	2,740	1,679
Other short term borrowings	4,253	3,763	12,143
Long-term borrowings	14,965	—	—
Trust Preferred Capital Notes	10,000	4,000	—

Total at period end	$36,021	$40,385	$14,872

Average Balances
FHLB Advances	10,788	$8,839	$883
Securities sold under agreements to repurchase	1,381	2,163	2,906
Other Short term borrowings	4,510	4,477	7,812
Long-term borrowings	13,762	—	—
Trust Preferred Capital Notes	5,593	1,667	—

Total average balance	$36,034	$17,146	$11,601

Average rate paid on all borrowed funds	2.60%	2.86%	4.34%

Table 11

Risk Based Capital Analysis

		December 31,
	2003	2002	2001
		(Dollars in thousands)
Tier 1 Capital:
Common stock	$5,796	$5,850	$5,000
Capital surplus	6,856	7,149	5,000
Retained earnings	7,015	3,199	505
Subordinated Debt (Trust Preferred Debenture)	6,500	4,000	—
Disallowed Goodwill & Intangibles	—	(245)	—

Total tier 1 capital	26,167	19,953	10,505
Subordinated debt not included in Tier I	3,500
Allowance for loan losses	2,608	2,048	1,192

Total Risk Based Capital	$32,275	$22,001	$11,697

Risk weighted assets	$208,622	$165,005	$95,841

Quarterly average assets	$254,539	$246,066	$117,926

Capital Ratios:
Tier 1 risk based capital ratio	12.54%	12.09%	10.96%
Total risk based capital ratio	15.47%	13.33%	12.20%
Leverage ratio	10.28%	8.12%	8.91%

ITEM 7 - FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Access National Corporation
Reston, Virginia

     We have audited the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Winchester, Virginia
February 5, 2004

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets
December 31, 2003 and 2002
(In Thousands, Except for Share Data)

	2003	2002
Assets
Cash and due from banks	$5,808	$5,765
Interest-bearing deposits in other banks	286	7,039
Federal funds sold	—	19
Securities available for sale, at fair value	23,178	15,637
Loans held for sale	29,756	93,852
Loans, net of allowance for loan losses 2003, $2,565; 2002, $2,048	186,755	112,787
Premises and equipment, net	7,993	623
Other assets	3,303	4,626

Total assets	$257,079	$240,348

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing demand deposits	$60,219	$61,353
Savings and interest-bearing deposits	28,528	21,582
Time deposits	109,436	95,316

Total deposits	198,183	178,251
Short-term borrowings	11,056	36,385
Long-term borrowings	14,965	—
Trust preferred capital notes	10,000	4,000
Other liabilities and accrued expenses	3,120	5,421
Commitments and contingent liabilities	—	—

Total liabilities	237,324	224,057

Shareholders’ Equity
Common stock, par value 2003, $1.67, 2002, $5.00; authorized 2003, 30,000,000 shares, 2002, 10,000,000 shares; issued and outstanding 2003, 3,477,360 shares, 2002, 1,170,000 shares	5,796	5,850
Surplus	6,856	7,148
Retained earnings	7,015	3,199
Accumulated other comprehensive income, net	88	94

Total shareholders’ equity	19,755	16,291

Total liabilities and shareholders’ equity	$257,079	$240,348

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income
For the Years Ended December 31, 2003 and 2002
(In Thousands, Except for Per Share Data)

	2003	2002
Interest and Dividend Income
Interest and fees on loans	$13,522	$9,531
Interest on federal funds sold	—	17
Interest on deposits in other banks	142	144
Interest and dividends on securities, taxable	378	393

Total interest and dividend income	14,042	10,085

Interest Expense
Interest on deposits	3,966	3,747
Interest on short-term borrowings	223	181
Interest on long-term borrowings	421	207
Interest on trust preferred capital notes	294	102

Total interest expense	4,904	4,237

Net interest income	9,138	5,848
Provision for loan losses	526	841

Net interest income after provision for loan losses	8,612	5,007

Noninterest Income
Service fees on deposit accounts	266	108
Gain on sale of loans	27,818	19,737
Mortgage broker fee income	4,890	2,216
Other income	791	433

Total noninterest income	33,765	22,494

Noninterest Expense
Salaries and employee benefits	21,398	14,313
Occupancy expense	1,291	633
Furniture and equipment expense	871	610
Other operating expenses	12,872	7,891

Total noninterest expense	36,432	23,447

Income before income taxes	5,945	4,054
Income Taxes	2,129	1,359

Net income	$3,816	$2,695

Earnings per share, basic	$1.09	$0.82

Earnings per share, diluted	$0.87	$0.72

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2003 and 2002
(In Thousands, Except for Share Data)

				Accumulated
				Other
				Compre-	Compre-
	Common		Retained	hensive	hensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2001	$5,000	$5,000	$504	$(39)		$10,465
Issuance of common stock, rights offering (162,500 shares)	812	2,036	—	—		2,848
Issuance of common stock, acquisition (7,500 shares)	38	112	—	—		150
Comprehensive income:
Net income	—	—	2,695	—	$2,695	2,695
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $48)	—	—	—	133	133	133

Total comprehensive income					$2,828

Balance, December 31, 2002	$5,850	$7,148	$3,199	$94		$16,291
Repurchase of common stock (32,640 shares)	(54)	(292)	—	—		(346)
Comprehensive income:
Net income	—	—	3,816	—	$3,816	3,816
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $2)	—	—	—	(6)	(6)	(6)

Total comprehensive income					$3,810

Balance, December 31, 2003	$5,796	$6,856	$7,015	$88		$19,755

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003 and 2002
(In Thousands)

	2003	2002
Cash Flows from Operating Activities
Net income	$3,816	$2,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	526	841
Deferred tax (benefit)	(55)	(410)
Net amortization on securities	239	46
Depreciation and amortization	413	202
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	64,096	(55,237)
(Increase) decrease in other assets	1,213	(2,383)
Increase (decrease) in other liabilities	(2,301)	3,715

Net cash provided by (used in) operating activities	67,947	(50,531)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	10,978	12,603
Purchases of securities available for sale	(18,750)	(17,503)
Decrease in federal funds sold	19	577
Net (increase) in loans	(74,494)	(46,084)
Purchases of premises and equipment	(7,632)	(274)

Net cash (used in) investing activities	(89,879)	(50,681)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	5,812	41,941
Net increase in time deposits	14,120	31,435
Increase (decrease) in securities sold under agreement to repurchase	(937)	1,060
Net increase in long-term borrowings	14,965	—
Net increase (decrease) in short-term borrowings	(24,392)	20,451
Increase in trust preferred capital notes	6,000	4,000
Proceeds from issuance of common stock	—	2,849
Repurchase of common stock	(346)	—

Net cash provided by financing activities	15,222	101,736

Increase (decrease) in cash and cash equivalents	(6,710)	524
Cash and Cash Equivalents
Beginning	12,804	12,280

Ending	$6,094	$12,804

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,891	$4,229

Cash payments for income taxes	$2,905	$578

Supplemental Disclosures of Noncash Investing Activities
Issuance of common stock in exchange for net assets in acquisition	$—	$150

Unrealized gain (loss) on securities available for sale	$(8)	$201

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Access National Corporation and its wholly-owned subsidiaries, Access National Bank, Access National Capital Trust I and Access National Capital Trust II. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Access National Corporation and subsidiaries (the “Corporation”) conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

Nature of Operations - Access National Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The holding company was formed on June 15, 2002. The Corporation owns all of the stock of its subsidiaries including Access National Bank, Access National Capital Trust I and Access National Capital Trust II. Access National Bank is an independent commercial bank chartered under federal laws as a national banking association. The Trust subsidiaries were formed for the purpose of issuing redeemable capital securities.

Access National Bank has three wholly-owned subsidiaries: Access National Mortgage Corporation (Mortgage Corporation), a mortgage banking company, Access Leasing, a leasing company and Access Real Estate, L.L.C., a real estate company.

Securities - Debt securities that management has both the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Restricted stock, such as Federal Reserve Bank and FHLB stock, is carried at cost.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available for sale at December 31, 2003 and 2002.

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

Loans Held for Sale – All one to four unit residential loans originated and intended for sale in the secondary market do not qualify for hedging under SFAS No. 133 and are carried at the lower of aggregate cost or fair market value as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized in a valuation allowance by charges to income. Substantially all loans originated by Access National Mortgage Corporation are held for sale to outside investors. The Bank does not retain the servicing on these loans. The total mark to market adjustment reflected as a reduction of income was approximately $30,000 for 2003 and $0 for 2002.

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

Derivative Financial Instruments – The Mortgage Corporation enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 60 to 120 days.

The Mortgage Corporation protects itself from changes in interest rates for a portion of its pipeline loans through the use of best efforts forward delivery commitments, whereby the Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. These pipeline loans are considered pre-sold to an investor. As a result, the Mortgage Corporation is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

Notes to Consolidated Financial Statements

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on these rate lock commitments.

For pipeline loans which are not pre-sold to an investor, the Mortgage Corporation manages the interest rate risk on rate lock commitments by entering into forward loan sale contracts, whereby the Mortgage Corporation obtains the right to deliver residential loans to investors in the future at a specified yield. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income.

These derivative financial instruments do not meet the hedging criteria required by FASB 133 and are classified as trading activities with changes in fair value recorded in income.

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

Goodwill and Other Intangibles - The Corporation adopted Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life.

Notes to Consolidated Financial Statements

As of December 31, 2002, the Corporation had goodwill of $135,755 related to the purchase of Access Leasing which is not being amortized. The Corporation also had other intangible assets related to this purchase of $110,696, which was being amortized over 60 months.

In 2003, the key employee of Access Leasing resigned. The Corporation subsequently assessed impairment and determined that the goodwill and remaining unamortized intangible assets would be written off. After adjustment relating to the settlement agreement, a total of $152,000 was expensed in 2003.

Stock-Based Compensation Plans - At December 31, 2003, the Corporation had a stock-based compensation plan, which is described more fully in Note 12. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Year Ended December 31,
	2003	2002
	(In thousands)
Net income, as reported	$3,816	$2,695
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(179)	(156)

Pro forma net income	$3,637	$2,539

Earnings per share:
Basic - as reported	$1.09	$.82

Basic - pro forma	$1.04	$.77

Diluted - as reported	$.87	$.72

Diluted - pro forma	$.82	$.68

Notes to Consolidated Financial Statements

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002
Expected life	7 years	7 years
Risk-free interest rate	3.69%	4.55%
Volatility	22.82%	20.35%
Dividend yield	—	—

Earnings Per Share - Basic earnings per share represents income available to common shareholders divided by the weighted-average number of shares outstanding during the period, as restated for a 3 for 1 stock split in June 2003. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Common equivalent shares are excluded from the computation if their effect is antidilutive.
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

Shareholders’ Equity -A 3 for 1 stock split was declared in June 2003. The authorized shares of common stock increased from 10,000,000 to 30,000,000 and par value per share decreased from $5 to $1.67.

The Corporation concluded a rights offering of its common stock to existing shareholders and employees on June 3, 2002, with the sale of 162,500 shares ($5 par) at $18.00 per share. Net proceeds from the offering equaled $2,848,000.

Reclassifications - Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Notes to Consolidated Financial Statements

Note 2.	Securities

Amortized costs and fair values of the securities available for sale as of December 31, 2003 and 2002 are as follows:

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(In thousands)
U.S. Treasury notes	$1,639	$53	$—	$1,692
U.S. Governmental agencies	15,732	44	—	15,776
Mortgage-backed securities	3,875	37	—	3,912
Restricted stock -
Federal Reserve Bank stock	300	—	—	300
FHLB Stock	1,498	—	—	1,498

	$23,044	$134	$—	$23,178

	December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(In thousands)
U.S. Treasury notes	$1,656	$60	$—	$1,716
U.S. Governmental agencies	2,994	18	—	3,012
Mortgage-backed securities	9,051	64	—	9,115
Restricted stock -
Federal Reserve Bank stock	300	—	—	300
FHLB Stock	1,494	—	—	1,494

	$15,495	$142	$—	$15,637

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities available for sale as of December 31, 2003 by contractual maturities, are shown below. Maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value
	(In thousands)
Due after one through five years	$13,874	$13,953
Due after five through ten years	3,497	3,515
Mortgage-backed securities	3,875	3,912
Restricted Stock:
Federal Reserve Bank stock	300	300
FHLB stock	1,498	1,498

	$23,044	$23,178

For the years ended December 31, 2003 and 2002, there were no sales of securities available for sale.

The book value of securities pledged to secure securities sold under agreement to repurchase and for other purposes amounted to $19,452,000 at December 31, 2003 and $13,586,000 at December 31, 2002.

As of December 31, 2003, there were no securities in an unrealized loss position.

Note 3.	Loans

Net loans are summarized as follows (in thousands):

	2003	2002
Loans secured by real estate:
Construction and land development	$13,766	$10,057
Secured by 1 to 4 family residential properties	72,389	42,624
Secured by multi-family residential	1,457	2,967
Secured by nonfarm nonresidential properties	69,128	41,081
Commercial and industrial loans	31,759	17,324
Consumer loans	821	782

Total loans	189,320	114,835
Less allowance for loan losses	2,565	2,048

Net loans	$186,755	$112,787

Notes to Consolidated Financial Statements

Note 4.	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2003	2002
	(In thousands)
Balance at beginning of year	$2,048	$1,192
Provision charged to operating expense	526	841
Loan recoveries	2	15
Loan charge-offs	(11)	—

Balance at end of year	$2,565	$2,048

The Corporation had no impaired loans as of December 31, 2002.

Non-accrual loans amounted to $825,000 at December 31, 2003. If interest had been accrued, such income would have been approximately $46,000. There were no nonaccrual loans as of December 31, 2002.

Note 5.	Premises and Equipment, net

Premises and equipment, net are summarized as follows (in thousands):

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2003 and 2002, was $262,000 and $202,000, respectively.

	2003	2002
Land	$1,341	$—
Premises	5,851	—
Leasehold improvements	246	240
Furniture and equipment	1,239	806

	8,677	1,046
Less accumulated depreciation	684	423

	$7,993	$623

Notes to Consolidated Financial Statements

Note 6.	Deposits

The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000 was $60,477,000 and $34,151,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits were as follows (in thousands):

2004	$56,391
2005	27,575
2006	6,876
2007	6,135
2008	7,194
Later years	5,265

$109,436

Brokered deposits totaled $42,559,000 and $18,581,000 at December 31, 2003, and 2002, respectively.

Note 7.	Borrowings

Short-term borrowings consist of the following at December 31, 2003 and 2002 (dollars in thousands):

	2003	2002
Securities sold under agreements to repurchase	$1,803	$2,740
Commercial paper arrangements	4,253	3,763
FHLB borrowings	5,000	29,882

Total	$11,056	$36,385

Weighted interest rate	1.90%	1.65%
Average for the year ended December 31:
Outstanding	$16,679	$15,479
Interest rate	1.34%	2.51%
Maximum month-end outstanding	$22,934	$36,988

Notes to Consolidated Financial Statements

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include short-term advances from the Federal Home Loan Bank of Atlanta, which are secured by mortgage-related assets. The carrying value of the loans pledged as collateral for FHLB advances total $25,560,000 at December 31, 2003. In addition, the Corporation engaged in commercial paper arrangements with investors payable on demand.

At December 31, 2003, the Corporation’s fixed-rate long-term debt with the Federal Home Loan Bank totals $14,965,000 and matures through 2013. The interest rate on the fixed-rate notes payable ranges from 2.70% to 4.58%.

The contractual maturities of long-term debt at December 31, 2003 are as follows (in thousands):

Fixed Rate
Due in 2006	$1,000
Due in 2008	9,500
Thereafter	4,465

Total long-term debt	$14,965

The Company has remaining lines of credit available with Federal Home Loan Bank which totaled $86,095,000 at December 31, 2003.

During 2002, Access National Capital Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On July 30, 2002, $4 million of trust preferred securities were issued. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2003 was 5.285%. Interest is payable quarterly. The securities have a mandatory redemption date of July 30, 2032, and are subject to varying call provisions beginning July 30, 2007. The principal asset of the Trust is $4 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

During 2003, Access National Capital Trust II, a wholly-owned subsidiary of the Corporation was formed for the purpose of issuing redeemable Capital Securities. On September 29, 2003, $6 million of trust preferred securities were issued. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2003 was 4.351%. Interest is payable quarterly. The securities have a mandatory redemption date of September 29, 2034 and are subject to varying call provisions beginning January 7, 2009. The principal asset of the Trust is $6 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Trust Preferred not considered as Tier I capital may be included in Tier II capital.

Notes to Consolidated Financial Statements

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

Note 8.	Income Taxes

Net deferred tax assets consisted of the following components as of December 31, 2003 and 2002:

	2003	2002
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$345	$412
Accrual to cash basis adjustment	86	114
Deferred fees	254	112
Other	109	80

	794	718

Deferred tax liability:
Depreciation	47	27
Securities available for sale	46	48

	93	75

Net deferred tax assets included in other assets	$701	$643

The provision for income taxes charged to operations for the years ended December 31, 2003 and 2002 consisted of the following:

	2003	2002
	(In thousands)
Current tax expense	$2,184	$1,769
Deferred tax (benefit)	(55)	(210)
Change in valuation allowance	—	(200)

	$2,129	$1,359

Notes to Consolidated Financial Statements

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2003 and 2002 as follows:

	2003	2002
	(In thousands)
Computed “expected” tax expense	$2,021	$1,378
Increase (decrease) in income taxes resulting from:
State income taxes	190	203
Other	(82)	(222)

	$2,129	$1,359

Note 9.	Commitments and Contingent Liabilities

The Corporation was committed under noncancelable operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2003 and 2002 totaled $900,000 and $547,000.

Future minimum lease payments under these leases are as follows (in thousands):

2004	$832
2005	359
2006	373
2007	134
2008	112

$1,810

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Corporation does not anticipate any material loss as a result of these transactions.

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the Federal Reserve. For the weeks ending December 31, 2003 and 2002, the amount of daily average required balances were approximately $1,745,000 and $769,000, respectively.

Notes to Consolidated Financial Statements

Note 10.	Derivatives

The Mortgage Corporation enters into rate lock commitments to extend credit to borrowers for generally a 60 to 120 day period for the origination of loans. Unfunded loans for which commitments have been entered into are called “pipeline loans”. Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose the Mortgage Corporation to variability in their fair value due to changes in interest rates. If interest rates increase, the value of these rate lock commitments decreases. Conversely, if interest rates decrease, the value of these rate lock commitments increases.

The Mortgage Corporation is exposed to credit-related losses in the event of nonperformance by the counterparties to those agreements. The Mortgage Corporation controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparty to fail to meet its obligations.

To mitigate the effect of this interest rate risk, the Mortgage Corporation enters into forward loan sale commitments for the portion of its pipeline that is not pre-sold to an investor. The contracts allow for cash settlement. The forward loan sale commitments lock in an interest rate and price for the sale of loans similar to the specific rate lock loan commitments classified as derivatives. Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.

The notional amount of undesignated forward loan sale commitments was $9,500,000 at December 31, 2003. The notional amount of undesignated interest rate lock commitments was $9,745,000 at December 31, 2003. The commitments expire in 2004.

Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in other income (in thousands):

2003
Unrealized loss on undesignated forward loans sale commitments recognized to income	$(27)
Gain on undesignated interest rate lock commitments recognized to income	4

$(23)

Notes to Consolidated Financial Statements

Note 11.	Financial Instruments With Off-Balance-Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $6,968,000 and $11,523,000 in outstanding commitments at December 31, 2003 and 2002, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $20,333,000 and $18,087,000 in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2003 and 2002, respectively.

At December 31, 2003, the Mortgage Corporation had locked rate commitments to originate mortgage loans amounting to approximately $32,106,000 and loans held for sale of $29,756,000. The Mortgage Corporation had entered into commitments, on a best-effort basis to sell loans of approximately $52,362,000. The Mortgage Corporation had entered into forward loan sale commitments totaling $9,500,000 as of December 31, 2003. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Mortgage Corporation does not expect any counterparty to fail to meet its obligations.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $2,403,000 and $1,934,000 at December 31, 2003 and 2002, respectively.

The Corporation has cash accounts in other commercial banks. The amount of deposit at these banks at December 31, 2003 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $185,000.

Notes to Consolidated Financial Statements

Note 12.	Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Corporation for loans totaling $1,143,000 and $1,460,000 at December 31, 2003 and 2002, respectively. During 2003, total principal additions were $40,000 and total principal payments were $357,000. The aggregate amount of deposits at December 31, 2003 and 2002 from directors and officers was $5,063,000 and $1,164,000 respectively.

The Corporation’s shareholders approved the Corporation’s 1999 Stock Option Plan at the 2000 Annual Meeting of Shareholders. The plan reserves 975,000 shares of Common Stock. The Stock Plan allows for incentive stock options to be granted with an exercise price equal to the fair market value at the date of grant. All options expire seven years from the grant date. All shares have been restated to reflect the 10 for 1 stock split declared in April 2001 and the 3 for 1 stock split of June 1, 2003.

Changes in the stock options outstanding under the Stock Plan are summarized as follows:

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	495,264	$4.41	399,990	$3.83
Granted	60,074	9.33	99,741	6.74
Exercised	—	—	—	—
Forfeited	(3,270)	6.85	(4,467)	5.13

Outstanding at end of year	552,068	$4.93	495,264	$4.41

Options exercisable at year-end	258,849	$3.34	235,629	$3.33

Weighted average minimum fair value per share granted during year		$3.32		$2.34

Notes to Consolidated Financial Statements

Summary information pertaining to options outstanding at December 31, 2003 is as follows:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average		Weighted		Average		Weighted
Range of		Remaining		Average		Remaining		Average
Exercise	Number	Contractual		Exercise	Number	Contractual		Exercise
Price	Outstanding	Life		Price	Outstanding	Life		Price
$3.33-3.70	335,340	3.1	years	$3.37	258,849	3.0	years	$3.34
4.53	12,000	1.8		4.53	—	—		—
5.67	300	4.8		5.67	—	—		—
6.70-6.89	181,854	5.5		6.77	—	—		—
9.68	4,500	6.4		9.68	—	—		—
14.00-15.00	18,074	5.3		14.32	—	—		—

	552,068	4.0	years	4.93	258,849	3.0	years	$3.34

Note 13.	Warrants

As of December 31, 2003, there were 526,860 warrants at an exercise price of $3.33 issued and outstanding. Of this amount, 83,130 warrants were held by the organizing shareholders of the Corporation and vested at the date of issuance. The remaining 443,730 warrants were held by the former shareholders of Access National Mortgage Corporation, pursuant to the merger agreement dated June 10, 1999. Under the merger agreement, the vesting of these warrants that are subject to future financial performance of the mortgage business unit. Based upon performance through December 31, 2003, 428,733 of these warrants were vested and exercisable.

In connection with the 2002 stock offering, 487,500 warrants were issued at an exercise price of $6.67 per share and vested at the date of issuance.

Notes to Consolidated Financial Statements

Note 14.	Capital Requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Notes to Consolidated Financial Statements

The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002, in thousands, are also presented in the table:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2003:
Total Capital (to Risk Weighted Assets)
Corporation	$32,275	15.47%	$16,690	8.00%	N/A	N/A
Bank	$25,763	12.37%	$16,660	8.00%	$20,826	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	$26,167	12.54%	$8,345	4.00%	N/A	N/A
Bank	$23,159	11.12%	$8,330	4.00%	$12,495	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$26,167	10.28%	$10,182	4.00%	N/A	N/A
Bank	$23,159	9.12%	$10,161	4.00%	$12,701	5.00%
December 31, 2002:
Total Capital (to Risk Weighted Assets)
Corporation	$22,001	13.33%	$13,081	8.00%	N/A	N/A
Bank	$17,837	10.82%	$13,189	8.00%	$16,486	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	$19,953	12.09%	$6,540	4.00%	N/A	N/A
Bank	$15,788	9.58%	$6,594	4.00%	$9,891	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$19,953	8.12%	$9,368	4.00%	N/A	N/A
Bank	$15,788	6.42%	$9,843	4.00%	$12,303	5.00%

Notes to Consolidated Financial Statements

Note 15.	Dividend Restrictions

Federal regulations limit the amount of dividends which the Corporation can pay without obtaining prior approval and, additionally, requires that the Corporation maintain a ratio of total capital to assets, as defined by regulatory authorities. As of December 31, 2003, the Corporation was required to obtain prior approval on any dividend declared.

Note 16.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders. All shares and per share amounts have been restated to reflect a 3 for 1 stock split declared in June 2003.

	2003			2002
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share	$3,816	3,493	$1.09	$2,695	3,297	$0.82

Effect of dilutive securities:
Stock options and warrants		918			442

Diluted earnings per share	$3,816	4,411	$0.87	$2,695	3,739	$0.72

Note 17.	Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan, which authorizes a maximum voluntary salary deferral of up to 15% of compensation, subject to statutory limitations. All full-time employees are eligible to participate after one year of employment. The Corporation reserves the right for an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. $81,000 and $18,000 were charged to expense under the Plan for 2003 and 2002, respectively.

Notes to Consolidated Financial Statements

Note 18.	Other Expenses

The Corporation had the following other expenses as of December 31, 2003 and 2002:

	2003	2002
	(In thousands)
Advertising and promotional expense	$3,859	$1,553
Investor fees	979	670
Other settlement fees	709	380
Management fees	2,542	1,789
Other	4,783	3,499

	$12,872	$7,891

Note 19.	Fair Value of Financial Instruments and Interest Rate Risk

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

At December 31, 2003 and 2002, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets:
Cash and short-term investments	$6,094	$6,094	$12,823	$12,823
Securities	23,178	23,178	15,637	15,637
Loans held for sale	29,756	29,756	93,852	93,852
Loans	186,755	186,641	112,787	112,979
Accrued interest receivable	1,424	1,424	752	752
Financial liabilities:
Deposits	$198,183	$198,096	$178,251	$178,516
Short-term borrowings	11,056	11,056	36,385	36,427
Long-term borrowings	14,965	13,166	—	—
Trust preferred capital notes	10,000	10,000	4,000	4,000
Accrued interest payable	75	75	5	5

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

Notes to Consolidated Financial Statements

The following table presents segment information for the years ended December 31, 2003 and 2002:

2003	Commercial	Mortgage		Consolidated
(In thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$12,396	$3,788	$(2,142)	$14,042
Gain on sale of loans	—	27,818	—	27,818
Other	840	5,107	—	5,947

Total operating income	13,236	36,713	(2,142)	47,807

Expenses:
Interest expense	4,812	2,234	(2,142)	4,904
Salaries and employee benefits	3,128	18,270	—	21,398
Other	2,915	12,645	—	15,560

Total operating expenses	10,855	33,149	(2,142)	41,862

Income before income taxes	$2,381	$3,564	$—	$5,945

Total assets	$267,820	$32,611	$(43,352)	$257,079

Capital expenditures	$7,446	$186	$—	$7,632

2002	Commercial	Mortgage		Consolidated
(In thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$8,605	$2,795	$(1,315)	$10,085
Gain on sale of loans	—	19,737	—	19,737
Other	540	2,217	—	2,757

Total operating income	9,145	24,749	(1,315)	32,579

Expenses:
Interest expense	4,105	1,447	(1,315)	4,237
Salaries and employee benefits	1,987	12,326	—	14,313
Other	2,440	7,535	—	9,975

Total operating expenses	8,532	21,308	(1,315)	28,525

Income before income taxes	$613	$3,441	$—	$4,054

Total assets	$223,209	$111,708	$(94,569)	$240,348

Capital expenditures	$150	$124	$—	$274

Notes to Consolidated Financial Statements

Note 21.	Parent Only Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)

Balance Sheets
December 31, 2003 and 2002

	2003	2002
	(In thousands)
Assets
Cash	$—	$3,972
Other investments	6,101	—
Investment in subsidiaries	23,155	16,127
Other assets	910	341

Total assets	$30,166	$20,440

Liabilities
Trust preferred capital notes	$10,311	$4,125
Other liabilities	100	24

	$10,411	$4,149

Shareholders’ Equity
Common stock	5,796	5,850
Capital surplus	6,856	7,148
Retained earnings	7,015	3,199
Accumulated other comprehensive income	88	94

Total shareholders’ equity	19,755	16,291

Total liabilities and shareholders’ equity	$30,166	$20,440

Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)

Statements of Income
For the Years Ended December 31, 2003 and 2002

	2003	2002
	(In thousands)
Income
Dividends from subsidiaries	$—	$269
Interest	54	—
Management fees from subsidiaries	422	—

	476	269

Expenses
Interest expense on trust preferred capital notes	294	102
Other expenses	197	66

Total expenses	491	168

Income (loss) before income taxes and undistributed income of subsidiaries	(15)	101
Income tax (benefit)	(6)	(64)

Income (loss) before undistributed income of subsidiaries	(9)	165
Undistributed income of subsidiaries	3,825	2,530

Net income	$3,816	$2,695

Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)

Statements of Cash Flows
For the Years Ended December 31, 2003 and 2002

	2003	2002
	(In thousands)
Cash Flows from Operating Activities
Net income	$3,816	$2,695
Adjustments to reconcile net income to net cash (used in) operating activities:
Undistributed income of subsidiaries	(3,825)	(2,530)
Increase in other assets	(569)	(341)
Increase in other liabilities	76	23

Net cash (used in) operating activities	(502)	(153)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	(3,209)	(2,848)
Increase in other investments	(6,101)	—

Net cash (used in) investing activities	(9,310)	(2,848)

Cash Flows from Financing Activities
Repurchase of common stock	(346)	—
Net proceeds from issuance of common stock	—	2,848
Proceeds from trust preferred capital notes	6,186	4,125

Net cash provided by financing activities	5,840	6,973

Increase (decrease) in cash and cash equivalents	(3,972)	3,972
Cash and Cash Equivalents
Beginning	3,972	—

Ending	$—	$3,972

ITEM 8 - CHANGES IN THE DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A - CONTROLS AND PROCEDURES

The Corporation maintains a system of disclosure controls and procedures designed to ensure that material information relating to the Corporation and its consolidated subsidiaries is made known to our Chief Executive Officer and Chief Financial Officer by others within the Corporation, particularly during the period in which this report is being prepared. Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. No changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

     Information regarding the directors of the Corporation is contained under the caption “Election of Directors” in the proxy statement for the Corporation’s 2004 Annual Meeting of Shareholders to be held on May 25, 2004 (the “2004 Proxy Statement”) and is incorporated herein by reference. Information regarding the Corporation’s Audit Committee is contained under the caption “Meetings and Committees of the Board of Directors” in the 2004 Proxy Statement and is incorporated herein by reference. Information regarding the executive officers of the Corporation is contained under the caption “Non-Director Executive Officers” in the 2004 Proxy Statement and is incorporated herein by reference.

     The Corporation’s directors, executive officers and 10% shareholders are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act.

     The Corporation has adopted a Code of Ethics that applies to the directors, executive officers, officers, principal shareholders and employees of the Corporation and the Bank, including the Corporation’s Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. A copy of this Code of Conduct is attached hereto as Exhibit 14.

ITEM 10 - EXECUTIVE COMPENSATION

     Information regarding executive officer compensation is contained under the caption “Executive Compensation” in the 2004 Proxy Statement and is incorporated herein by reference. Information regarding compensation of directors is contained under the caption “Directors’ Compensation” in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement and is incorporated herein by reference.

     The following table sets forth information as of December 31, 2003 with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

Equity Compensation Plan Information(1)

(c)
Number of securities
	(a)		remaining available for
	Number of securities to	(b)	future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders (2)	552,068	$4.93	422,932
Equity compensation plans not approved by security holders	—	—	—
Total	552,068	$4.93	422,932

_____________________

(1)	All share and dollar per share amounts have been adjusted to give effect to the 10-for-1 stock dividend distributed by the Corporation in April, 2001 and the 3-for-1 stock dividend distributed by the Corporation on June 1, 2003.

(2)	All shares relate to the Corporation’s 1999 Stock Option Plan, as amended in 2003.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships between the Corporation and its directors and officers is contained under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13 – EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Index:

Exhibit No.	Description
3.1	Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed July 19, 2002 (file number 000-49929))

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 dated July 19, 2002 (file number 000-49929))

4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.0 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.1	Employment Letter Agreement between Access National Bank and Michael W. Clarke (incorporated by reference to Exhibit 10.1 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.2	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker (incorporated by reference to Exhibit 10.2 to Form 10-KSB filed March 31, 2003(file number 000-49929))

10.3	Employment Letter Agreement between Access National Bank and Charles Wimer (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed March 31, 2003(file number 000-49929))

10.4	Employment Agreement between Mortgage Investment Corporation (now Access National Mortgage Corporation) and Michael Rebibo (incorporated by reference to Exhibit 10.4 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.5	Access National Bank 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.6	Lease agreement between Access National Bank and William and Blanca Spencer (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.7	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

14*	Code of Ethics

21*	Subsidiaries of Access National Corporation

24	Power of Attorney (included on the signature page of this report at page )

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*filed herewith

     (b) Reports on Form 8-K

None.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2004 Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation

Date: March 26, 2004	By:	/s/ Michael W. Clarke

Michael W. Clarke
President / CEO

Date: March 26, 2004	By:	/s/ Charles Wimer

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

Directors & Officers		Date
/s/	J. Randolph Babbit	March 26, 2004

J. Randolph Babbit, Director

/s/	Michael W. Clarke	March 26, 2004

Michael W. Clarke, Director & CEO

/s/	John W. Edgemond	March 26, 2004

John W. (Skip) Edgemond, Director

/s/	Thomas M. Kody	March 26, 2004

Thomas M. Kody, Director

/s/	Jacques Rebibo	March 26, 2004

Jacques Rebibo, Director & Chairman

/s/	Robert C. Shoemaker	March 26, 2004

Robert C. Shoemaker, Director & EVP

/s/	Charles Wimer	March 26, 2004

Charles Wimer, Chief Financial Officer