Form 10KSB/A
period 2003-12-31
ACCESS NATIONAL CORP
filed 2004-04-23
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-109125

ACCESS NATIONAL CORPORATION

(Name of small business issuer in its charter)

Virginia	82-0545425

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1800 Robert Fulton Drive, Suite 300, Reston, Virginia 20191

(Address of principal executive offices) (Zip Code)

(703) 871-2100

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class None	Name of each exchange on which registered n/a

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Access National Corporation’s revenues for the fiscal year ended December 31, 2003 were $47,808,000.

The aggregate market value of the voting stock held by non-affiliates of the corporation as of March 15, 2004, computed by reference to the price at which the stock was sold as of a February 27, 2004 was approximately $37,962,630.

As of March 15, 2004, there were 3,477,360 shares of Common Stock, par value $1.67 per share, of Access National Corporation issued and outstanding.

Transitional Small Business Disclosure Format. (Check one): Yes [   ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 25, 2004, are incorporated by reference.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Access National Corporation (the Corporation) for the fiscal year ended December 31, 2003, is being filed for the purpose of including the Corporation’s amended Articles of Incorporation and the consent of the Corporation’s independent auditor as Exhibits 3.1 and 23, respectively. These exhibits were inadvertently omitted from the original filing of the Form 10-KSB, filed March 30, 2004 (the Original Filing). Additionally, changes have been made to correct grammatical and typographical errors and to conform the formatting to that of Form 10-KSB. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications required by Rule 15d-14(a) are also included as Exhibits 31.1 and 31.2. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment No. 1.

PART III

ITEM 13 – EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Index:

Exhibit No.	Description
3.1*	Articles of Incorporation of Access National Corporation, as amended on March 26 and April 19, 2004

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 dated July 19, 2002 (file number 000-49929))

4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.0 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.1+	Employment Letter Agreement between Access National Bank and Michael W. Clarke (incorporated by reference to Exhibit 10.1 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.2+	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker (incorporated by reference to Exhibit 10.2 to Form 10-KSB filed March 31, 2003(file number 000-49929))

10.3+	Employment Letter Agreement between Access National Bank and Charles Wimer (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed March 31, 2003(file number 000-49929))

10.4+	Employment Agreement between Mortgage Investment Corporation (now Access National Mortgage Corporation) and Michael Rebibo (incorporated by reference to Exhibit 10.4 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.5+	Access National Bank 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.6	Lease agreement between Access National Bank and William and Blanca Spencer (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.7	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

14#	Code of Ethics

21#	Subsidiaries of Access National Corporation

23*	Consent of Yount, Hyde & Barbour, P.C.

24#	Power of Attorney (included on the signature page of the Original Filing)

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

Exhibit No.	Description
31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32#	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

+ Indicates a management contract or compensatory plan or arrangement

* Filed herewith

# Filed with the Original Filing of the report on Form 10-KSB on March 30, 2004

     (b) Reports on Form 8-K:

     None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation

Date: April 22, 2004	By:	/s/ Michael W. Clarke Michael W. Clarke President / CEO

Date: April 22, 2004	By:	/s/ Charles Wimer Charles Wimer Executive Vice President & CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors & Officers		Date
/s/	J. Randolph Babbit* J. Randolph Babbit, Director	April 22, 2004

/s/	Michael W. Clarke Michael W. Clarke, Director & CEO	April 22, 2004

/s/	John W. Edgemond* John W. (Skip) Edgemond, Director	April 22, 2004

/s/	Thomas M. Kody* Thomas M. Kody, Director	April 22, 2004

/s/	Jacques Rebibo* Jacques Rebibo, Director & Chairman	April 22, 2004

/s/	Robert C. Shoemaker* Robert C. Shoemaker, Director & EVP	April 22, 2004

/s/	Charles Wimer Charles Wimer, Chief Financial Officer	April 22, 2004

	*By: /s/ Michael W. Clarke	April 22, 2004

Michael W. Clarke, attorney-in-fact for each of the persons indicated