Form 10-Q
period 2004-03-31
ACCESS NATIONAL CORP
filed 2004-05-17
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

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

Yes [X] No [  ]

Check whether the registrant is an accelerated filer ( as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

The number of shares outstanding of the Access National Corporation’s common stock, par value,$1.67, as of May 7, 2004 was 3,477,360 shares.

ACCESS NATIONAL CORPORATION
FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets March 31, 2004 and December 31, 2003	Page 3
	Consolidated Statements of Income Three months ended March 31, 2004 and 2003	Page 4
	Consolidated Statements of Shareholders’ Equity Three months ended March 31, 2004 and 2003	Page 5
	Consolidated Statements of Cash Flows Three months ended March 31, 2004 and 2003	Page 6
	Notes to Consolidated Financial Statements	Page 7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 15
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	Page 31
Item 4.	Controls and Procedures	Page 32
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	Page 33
Item 2.	Changes in Securities and Use of Proceeds	Page 33
Item 3.	Defaults Upon Senior Securities	Page 33
Item 4.	Submission of Matters to a Vote of Security Holders	Page 33
Item 5.	Other Information	Page 33
Item 6.	Exhibits and Reports on Form 8-K	Page 33
	Signatures	Page 35

ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Cash and due from banks	$7,958	$5,808
Interest bearing deposits in other banks	24,779	286
Federal funds sold	—	—
Securities available for sale, at fair value	22,401	23,178
Loans, net of allowance for loan losses of $2,740 and $2,565 respectively	222,786	186,755
Loans held for sale	42,516	29,756
Premises and equipment	8,179	7,993
Other assets	5,669	3,303

Total assets	$334,288	$257,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing deposits	$94,948	$60,219
Savings and interest-bearing deposits	35,997	28,528
Interest bearing deposits	94,893	109,436

Total deposits	$225,838	$198,183
Other liabilities
Short-term borrowings	$60,211	$11,056
Long-term borrowings	16,187	14,965
Trust preferred capital notes	10,000	10,000
Other liabilities	1,706	3,120

Total other liabilities	$313,942	$237,324
SHAREHOLDERS’ EQUITY
Common stock, par value, $1.67; authorized, 30,000,000 shares; issued and outstanding, 3,477,360 shares,	$5,796	$5,796
Surplus	6,856	6,856
Retained earnings	7,557	7,015
Accumulated other comprehensive income	137	88

Total shareholders’ equity	$20,346	$19,755

Total liabilities and shareholders’ equity	$334,288	$257,079

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except For Share Data)
(unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31,2004	March 31, 2003
INTEREST INCOME
Interest and fees on loans	$3,383	$3,226
Interest on federal funds sold & bank balances	14	24
Interest and dividends on investments	201	125

Total interest income	$3,598	$3,375
INTEREST EXPENSE
Interest on deposits	$859	$1,035
Interest on other borrowings	321	243

Total interest expense	$1,180	$1,278

Net interest income	$2,418	$2,097
Provision for loan losses	175	184

Net interest income after provision for loan losses	$2,243	$1,913
NON-INTEREST INCOME
Service charges and other fees	$60	$50
Gains on Sale of Loans	4,336	7,250
Broker Fees	1,155	719
Other Income	710	90

Total non-interest income	$6,261	$8,109
NON-INTEREST EXPENSE
Salaries and benefits	$4,698	$4,874
Occupancy and equipment	528	400
Other operating expense	2,408	3,131

Total non-interest expense	$7,634	$8,405

Income before income tax	$870	$1,617
Income tax expense	328	613

Net income	$542	$1,004

Earnings per common share, basic	$0.16	$0.29
Earnings per common share, diluted	$0.12	$0.23
Weighted average common shares outstanding, basic*	3,477,360	3,510,000
Weighted average common shares outstanding, diluted*	4,515,191	4,277,244
Restated to reflect a 3 for 1 stock split declared in June 2003

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31,2004
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income	Income	Total
Balance, December 31, 2003	$5,796	$6,856	$7,015	$88	$—	$19,755
Comprehensive income:
Net income	—	—	542	—	542	542
Other comprehensive income, unrealized holdings gains arising during the period, net of tax $25	—	—	—	49	49	49

					$591

Balance, March 31, 2004	$5,796	$6,856	$7,557	$137		$20,346

ACCESS NATIONAL CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2003
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income	Income	Total
Balance, December 31, 2002	$5,850	$7,148	$3,199	$94		$16,291
Comprehensive income:
Net income	—	—	1,004	—	$1,004	1,004
Other comprehensive income, unrealized holdings gains arising during the period, net of tax, $2	—	—	—	5	5	5

					$1,009

Balance, March 31, 2003	$5,850	$7,148	$4,203	$99		$17,300

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(unaudited)

	March	March
	2004	2003
Cash Flows from Operating Activities
Net income	$542	$1,004
Adjustments to reconcile net income to net cash provided by(Used in) operating activities:
Provision for loan losses	175	184
Net amortization (accretion) on securities	25	75
Depreciation	132	45
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(12,760)	3,297
(Increase) decrease in other assets	(2,239)	(104)
Increase (Decrease) in other liabilities	(1,414)	(899)

Net cash provided by (used in) operating activities	$(15,539)	$3,602

Cash Flows from Investing Activities
Proceeds from maturities,calls and principal paydowns of securities available for sale	7,677	6,709
Purchases of securities available for sale	(6,851)	(6,968)
Decrease in federal funds sold	—	(9)
Net (increase) in loans	(36,206)	(14,250)
Purchases of premises and equipment	(318)	(74)

Net cash (used in) investing activities	(35,698)	(14,592)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	34,729	28,398
Net increase (decrease) in time deposits	(7,074)	13,173
Decrease in securities sold under agreement to repurchase	(152)	(1,974)
Net increase (decrease) in short term borrowings	50,806	(20,000)
Net increase in long term borrowings	(429)	—

Net cash provided by financing activities	77,880	19,597

Increase in cash and cash equivalents	26,643	8,607
Cash and Cash Equivalents
Beginning	6,094	12,804

Ending	32,737	21,411

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	1,040	1,824

Cash payments for income taxes	—	1,070

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	74	7

See Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – COMMENCEMENT OF OPERATIONS

     Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation has three wholly owned subsidiaries, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association, Access Capital Trust I, and Access Capital Trust II. The Corporation does not have any significant operations and serves primarily as the parent company for the Bank. The Corporation has a strong capital base that can be used to engage in bank related businesses as provided under the Bank Holding Company Act of 1956, as amended or down streamed to the Bank to support continued growth.

     The Corporation acquired all of the outstanding stock of the Bank in a statutory exchange transaction on June 15, 2002, pursuant to an Agreement and Plan of Reorganization between the Corporation and the Bank.

     The Corporation formed Access Capital Trust I and Access Capital Trust II in 2002 and 2003 respectively for the purpose of issuing redeemable capital securities. On July 30, 2002 Access Capital Trust I, issued $4 million of trust preferred securities and on September 30, 2003, Access Capital Trust II issued $6 million of trust preferred securities. Trust preferred securities may be included in Tier 1 capital in an amount equal to 25% of Tier 1 capital and amounts in excess of 25% are includable as Tier 2 capital. As guarantor, the Corporation unconditionally guarantees payment of all distributions required to be paid on the Trust Preferred Securities.

     Access National Bank opened for business on December 1, 1999 and has three wholly-owned subsidiaries: Access National Mortgage Corporation, a Virginia corporation engaged in mortgage banking activities, Access National Leasing Corporation, a Virginia corporation engaged in commercial and industrial leasing services, and Access Real Estate LLC. Access National Leasing was acquired in exchange for 7,500 shares of Access National Bank stock in the second quarter of 2002. The 7,500 shares were subsequently repurchased in 2003. The leasing subsidiary presently has no employees and its affairs are managed as a part of the bank’s commercial lending department. Access Real Estate LLC is a limited liability corporation established in July, 2003 for the purpose of holding title to the Corporation’s headquarters building, located at 1800 Robert Fulton Drive, Reston, Virginia.

     A 3 for 1 stock split was declared in June 2003. The par value per share decreased from $5.00 to $1.67. All per share information has been restated to reflect the change.

NOTE 2 – BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2003, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2003.

NOTE 3 – STOCK BASED COMPENSATION PLANS

Stock-Based Compensation Plans - The Corporation has a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

STOCK BASED COMPENSATION PLANS

	Three Month Period Ended March 31,
	2004	2003
	(In Thousands Except for Share Data)
Net Income, as reported	$542	$1,004
Total stock-based compensation determined under fair value based method for all awards, net of relaxed tax effects	$(68)	$(45)

Proforma Net Income	$474	$959

Earnings per Share:
Basic - as reported	$0.16	$0.29

Basic - pro forma	$0.14	$0.27

Diluted - as reported	$0.12	$0.23

Diluted - pro forma	$0.10	$0.22

NOTE 4 - SECURITIES

The amortized cost and fair values of securities (in thousands) available for sale as of March 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$1,635	$68	$—	$1,703
U.S. Government Agencies	13,478	93	—	13,571
Mortgage Backed Securities	3,428	47	—	3,475
Restricted Securities:
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	3,352	—		3,352

Total Securities	$22,193	$208	$—	$22,401

The amortized cost and fair values of securities (in thousands) available for sale as of December 31, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$1,639	$53	$—	$1,692
U.S. Government Agencies	15,732	44	—	15,776
Mortgage Backed Securities	3,875	37	—	3,912
Restricted Securities -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	1,498	—	—	1,498

Total Securities	$23,044	$134	$—	$23,178

NOTE 5 - LOANS

The Corporation’s loan portfolio (in thousands) is composed of the following:

	March 31, 2004	December 31, 2003
Real Estate Construction	$15,509	$13,766
Residential	73,749	53,325
Non Residential	74,528	69,128
Home Equity	21,770	20,521

Total Real Estate Mortgage	$185,556	$156,740
Lease Financing	4,298	3,703
Commercial	34,933	28,056
Consumer	739	821

Total Gross Loans	$225,526	$189,320
Less:
Allowance for Loan Losses	(2,740)	(2,565)

Total Net Loans	$222,786	$186,755

NOTE 6 – SEGMENT REPORTING

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

The following table presents segment information for the periods ended March 31, 2004 and 2003:

	Retail			Consolidated
2004	Banking	Mortgage	Elimination	Totals
(dollars in thousands)
Revenues:
Interest income	3,577	323	(302)	3,598
Gain on sale of loans	—	4,465	(129)	4,336
Other	455	1,687	(217)	1,925

Total operating income	4,032	6,475	(648)	9,859

Expenses:
Interest expense	1,338	137	(295)	1,180
Salaries and employee benefits	1,020	3,678	—	4,698
Other	1,150	2,314	(353)	3,111

Total operating expenses	3,508	6,129	(648)	8,989

Income before income taxes	524	346	—	870

Total assets	333,611	52,060	(51,383)	334,288

	Retail			Consolidated
2003	Banking	Mortgage	Elimination	Totals
(dollars in thousands)
Revenues:
Interest income	2,915	1,017	(557)	3,375
Gain on sale of loans	—	7,250	—	7,250
Other	126	732	—	858

Total operating income	3,041	8,999	(557)	11,483

Expenses:
Interest expense	1,219	616	(557)	1,278
Salaries and employee benefits	666	4,208	—	4,874
Other	768	3,559	—	4,327

Total operating expenses	2,653	8,383	(557)	10,479

Income before income taxes	388	616	—	1,004

Total assets	142,844	117,212	—	260,056

NOTE 7 – EARNINGS PER SHARE (EPS):

The following table shows the calculation of both Basic and Diluted earnings per share for the three months ended March 31, 2004 and 2003.The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	2004	2003
	(In thousands except per share data)
BASIC EARNINGS PER SHARE:
Net Income	$542	$1,004
Weighted average shares outstanding	3,477	3,510
Basic Earnings per share	$0.16	$0.29
DILUTED EARNINGS PER SHARE:
Net Income	$542	$1,004
Weighted average shares outstanding	3,477	3,510
Stock options and warrants	1,038	767

	4,515	4,277
Diluted earnings per share	$0.12	$0.23

NOTE 8. – OTHER EXPENSES

The Corporation had the following other expenses as of March 31, 2004 and 2003.

	March	March
Other Expenses	2004	2003
(In Thousands)
Advertizing and Promotional Expense	383	897
Investor Fees	162	218
Management Fees	691	525
Other	1,172	1,491

	2,408	3,131

NOTE 9 – DERIVATIVES

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

     The notional amount of undesignated forward loan sale commitments was $37.5 million on March 31, 2004 and $9.5 million at December 31, 2003. The notional amount of undesignated interest rate lock commitments was$36.9 million on March 31,2004 and $9.7 million at December 31, 2003. The commitments expire in 2004.

     Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in other income (in thousands):

	March
	2004	2003
Unrealized Loss on undesignated forward loans sale commitments recognized to income	$(43)	$—
Gain on undesignated interest rate lock commitments recognized to income	59	—

	$16	$—

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

     There have been no new accounting pronouncements issued during the first quarter of 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the three months ended March 31, 2004. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of Currency, U.S. Treasury and the Federal Reserve Board, the economy of Northern Virginia, including governmental spending and real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

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

FINANCIAL CONDITION (March 31, 2004 compared to December 31, 2003)

     The Corporation experienced continued strong growth in assets during the first quarter of 2004 as loan demand remained strong and we expanded our deposit base. Total assets at March 31, 2004 were $334.3 million, up from $257.1 million at December 31, 2003, an increase of $77.2 million. Total loans held for investment increased $36.2 million, from $189.3 million to $225.5 million. Residential Real Estate loans increased $20.4 million as part of our strategy to develop a portfolio of adjustable rate mortgages. This portfolio is comprised of conforming loans that are readily marketable. Total loans held for sale increased $12.8 million from $29.8 million at December 31, 2003 to $42.5 million at March 31, 2004. The mortgage market was down during the fourth quarter of 2003 due to rising interest rates and a seasonal decline in activity. Mortgage volumes moderately improved during the first quarter of 2004, however they are still substantially below the levels of the first quarter of 2003. Management expects to continue its strategy of increasing the Loan Officer staff to support future growth in the Loans Held For Investment. The future balances in the Loans Held for Sale category will continue to experience volatility due to fluctuations of interest rates. The balances of this short term investment fluctuate daily as necessary to support loan origination and secondary market sales activities. Management does not view the Loan Held for Sale balance as a meaningful indicator of performance.

     Asset growth during the period was supported primarily through deposit growth. Interest bearing deposits in other banks increased $24.5 million as a result of the increase in deposits. Total Deposits increased $27.7 million from $198.2 million at December 31, 2003 to $225.8 million on March 31, 2004. Of this increase, Non-Interest Bearing accounts increased $34.7 million, Savings and Money

Market accounts increased $7.5 million and Time Deposits decreased $14.5 million. The increase in deposits is comprised of approximately $13.8 million in new accounts and $13.9 million in increased balances of existing accounts. The increase in deposits is attributable to the new relationships generated by our growing commercial lending staff and the expansion into our second banking center located in Reston, Virginia. The $14.5 million decrease in Time Deposits is attributable to a decrease in wholesale Certificate of Deposits purchased in connection with our Mortgage Corporation’s funding requirements. Short term borrowings increased $49.1 million and were used to meet short term funding needs. Management expects the expanding commercial lending staff and new banking centers to support future deposit growth necessary to fund loan growth. Management expects continued utilization of wholesale Certificates of Deposits and other borrowings as necessary to fund the Loans Held For Sale activity and growth in investments.

SECURITIES

     The Corporation’s securities portfolio is comprised of U.S.Treasury securities, U.S Government Agency securities, and mortgage backed securities. At March 31,2004 the securities portfolio totaled $22.4 million and was classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of shareholders’ equity. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $137 thousand on March 31, 2004.

LOANS

     The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans. These lending activities provide access to credit to small businesses, professionals and consumers in the greater Washington, D.C. metropolitan area. All lending activities of the Access National Bank, the Bank, Access National Mortgage Corporation, the Mortgage Corporation and the Access National Leasing Corporation, the Leasing Corporation are subject to the regulations and supervision of the Office of the Comptroller of Currency.

     At March 31, 2004 loans held for investment increased $36.2 million from December 31, 2003 and totaled $225.5 million. The increase is a result of strong loan demand, expansion of the Bank’s loan officer staffing, increased name recognition and acceptance of the Bank’s products and services within the marketplace. Management intends to continue to increase Loan Officer staffing and support in order to facilitate continued growth in the portfolio. The following is a summary of the Loan Portfolio Held for Investment.

Commercial Loans. Commercial Loans represent 15.5% of our held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans. Real Estate Construction Loans, also known as construction and land development loans, comprise 6.9% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Commercial Real Estate Loans. Also known as “Commercial Mortgages”, loans in this category represent 33.1% of our loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans. This category includes loans secured by first or second mortgages on one to four family residential properties and represent 32.7% of the portfolio. This portfolio increased over $20 million during the first quarter of 2004 and is comprised of predominately adjustable rate mortgages. Within the Residential Real Estate Loan portfolio, the following is a summary of the sub-components.

Home Equity Loans are extended to borrowers in our target market and comprised 9.7% of the total loans held for investment portfolio. Real estate equity is the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Loans are most frequently secured by a second lien on residential property.

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

Consumer Loans. Consumer Loans make up less than 1% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment capacity, collateral value, savings pattern, credit history and stability. Loans in this portfolio are generally underwritten to secondary market guidelines are considered sale-able in the event the Corporation needed liquidity. Management expects to continue to grow the adjustable rate mortgage balances in this portfolio through new loans to bank customers and the purchase of loans from the Mortgage Corporation.

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

The LHFS loans are closed in our name and carried on our books as an investment until the loan is delivered to and purchased by an investor. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. LHFS loans are generally carried on our books for less than 30 days. At March 31, 2004 loans held for sale totaled $42.5 million compared to $29.7 million at year end 2003. The increase in loans held for sale at March 31, 2004 over year end 2003 was due to in part to a temporary downward movement in interest rates during the first quarter which increased demand and focusing marketing efforts on purchase transactions.

The following table summarizes the Corporation’s loan portfolio (in thousands) as of March 31, 2004.

	March 31	Percent of
	2004	Total
Real Estate - Construction	$15,509	6.88%
Real Estate - Residential	73,749	32.70%
Real Estate - Non Residential	74,528	33.05%
Home Equity	21,770	9.65%
Leases	4,298	1.91%
Commercial	34,933	15.49%
Consumer	739	0.32%

	$225,526	100.00%

ALLOWANCE FOR LOAN LOSSES

At March 31, 2004, the allowance for loan loss totaled $2.7 million. Actual loan losses have been insignificant since inception, our senior credit management, with 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes and trend analysis. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by our external auditors, internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve amount or methodology.

The Bank, does not have a history of charge offs with which to establish trends in loan losses by loan classifications. As of March 31, 2004 the total net charge offs since inception amounted to approximately $11 thousand. The overall allowance for loan losses is equivalent to 1.21% of total loans held for investment. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to precisely allocate the composition of the allowance for loan losses by types of loans.

The allowance for loan losses increased $175 thousand during 2003 or approximately 6.8%. Total loans increased $36.2 million in during the quarter ended March 31, 2004, an increase of 19.1%. The allowance for loan losses at March 31, 2004 was 1.21 % of total loans compared to 1.35% at December 31, 2003. Net charge offs from inception through March 31, 2004 have totaled less than $11 thousand. Since the Bank does not have any historical charge off experience, changes in the composition of the allowance for loan losses are due to volume and changes in individual risk ratings on new and existing loans.

The loss risk of each loan within a particular classification, however, is not the same. The methodology for arriving at the allowance is not dictated by loan classification. The methodology as to how the allowance was derived is detailed below. Unallocated amounts included in the allowance for loan losses have been applied to the loan classifications on a percentage basis.

Adequacy of the reserve is assessed, and appropriate expense and charge offs are taken, no less frequently than at the close of each fiscal quarter end. The methodology by which we systematically determine the amount of our reserve is set forth by the Board of Directors in our credit policy. Under this policy, our Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits the Specific Reserve , individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time, the General Reserve’ and, finally, an Unallocated Reserve to cover any unforeseen factors not considered above in the appropriate magnitude. Each of the reserve components, General, Specific and Unallocated are discussed in further detail below.

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

An analysis of the Corporation’s allowance for loan losses (in thousands) as of and for the period indicated is set forth in the following tables:

Allowance for Loan Losses

Balance as of December 31, 2003	$2,565
Charge offs	—
Recoveries	—
Provision	175

Balance as of March 31, 2004	$2,740

Allocation of the Allowance for Loan Losses

	March 31, 2004				December 31, 2003
			Allowance	Allocation of			Allowance	Allocation of
	Amount	Percentage	for Loan Loss	Loan Loss	Amount	Percentage	for Loan Loss	Loan Loss
Commercial	$39,231	17.40%	615	22.45%	$31,759	16.78%	508	19.80%
Commercial real estate	74,528	33.05%	1,032	37.66%	69,128	36.51%	1,054	41.09%
Real estate construction	15,509	6.88%	221	8.07%	13,766	7.27%	220	8.58%
Residential real estate	95,519	42.35%	863	31.50%	73,846	39.01%	772	30.10%
Consumer	739	0.32%	9	0.33%	821	0.43%	11	0.43%
Total loans	$225,526	99.99%	2,740	100.00%	$189,320	100.00%	2,565	100.00%

NONPERFORMING LOANS and PAST DUE LOANS

     At March 31, 2004 there were three loans in non accrual status totaling $1.5 million. These loans are well secured by first trusts on residential real estate and no loss of principal or interest is anticipated. As of this same date, no accruing loans were past due more than 90 days.

DEPOSITS

     Deposits represent the primary funding source of the Corporation. At March 31, 2004, deposits totaled $225.8 million compared to $198.2 million at December 31, 2003. Of this increase, Non-Interest Bearing accounts increased $34.7 million, Savings and Money Market accounts increased $7.5 million and Time Deposits decreased $14.5 million. The increase in deposits is attributed to approximately $13.8 million in new accounts and $13.9 million in increased balances of existing accounts (core deposits). The $14.5 million decrease in Time Deposits is attributable to a decrease in wholesale CDs purchased in connection with our Mortgage Corp. funding requirements (Loans Held for Sale). The increase in new accounts is largely a result of new relationships brought in by our commercial lending staff. Additionally the Bank markets its deposit products on our web page and various other internet web pages. The Bank opened its second banking office in March and it is expected that this office will contribute to additional growth in core deposits. The Bank also intends to open its third banking office in the Tyson’s Corner area of Fairfax County in late June. Management expects these actions to result in continued growth of non-wholesale deposits. Management expects wholesale deposits and other borrowings to fluctuate as necessary to fund Loans Held For Sale and other investments.

CAPITAL RESOURCES

     Total shareholders’ equity was $20.3 million, or 6.09% of total assets, at March 31, 2004. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.

     Banking regulators have defined minimum regulatory capital rations that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as Well Capitalized, which is the highest rating. The Table below Risk Based Capital Analysis, outlines the regulatory components of capital and risk based capital ratios.

Risk Based Capital Analysis

	March	December
	2004	2003
	(Dollars in thousands)
Tier 1 Capital:
Common stock	5,796	5,796
Capital surplus	6,856	6,856
Retained earnings	7,557	7,015
Subordinated Debt (Trust Preferred Debenture)	6,730	6,500

Total tier 1 capital	26,939	26,167
Tier 2 Capital:
Qualifying subordinated debt and redeemable preferred stock	3,270	3,500
Allowance for loan losses	2,829	2,608
	6,099	6,108

Total Risk Based Capital	33,038	32,275
Risk weighted assets	250,729	208,622

Quarterly average assets	273,181	254,540

Capital Ratios:			Regulatory Minimum
Tier 1 risk based capital ratio	10.74%	12.54%	4.00%
Total risk based capital ratio	13.18%	15.47%	8.00%
Leverage ratio	9.86%	10.28%	4.00%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

     General. Pretax income for the three months ended March 31, 2004 was approximately $870 thousand down 46.2% from the $1.6 million for the corresponding period of 2003. Net income for the period totaled $542 thousand compared to $1.0 million for the first quarter of last year. The decline in income is partially due to the Mortgage segment which experienced a decline in mortgage loan production . Loan production during the first quarter of 2003 amounted to $302.6 million and totaled $180.3 million for the first quarter of 2004 a 40 % decline. The decline mortgage loan production is due to a combination of interest rate movements and a decline in the number of requests to refinance. To offset the impact of the decline in refinancing, the Mortgage Corporation is focusing on increasing its market share of purchase financing. The Banking segment also experienced a decline in income before tax for the first quarter of $136 thousand. The decline in income at the Banking segment was due increased personnel expense and other operating expense. The Bank increased the commercial lending staff and added its second Banking Center during the period. It is expected that income at the Banking segment will improve as new lenders and the new Banking Center expand the base of business. Basic earnings per common share for the first quarter decreased from $.29 in 2003 to $.16 in 2004. Diluted earnings per share decreased from $.23 in 2003 to $.12 in 2004. Earnings per share have been adjusted to reflect a 3 for 1 stock split in June 2003.

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

Net interest income increased in the first quarter of 2004 to $2.4 million compared to $2.1 million for the same period in 2003. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets increased $19.8 million to $258.4 million compared to $238.6 million in 2003. The increase is primarily due to the growth in the average loans which increased $16.2 million. The yield on earning assets decreased from 5.66% in 2003 to 5.57% in 2004 reflecting the current rate environment. Irrespective of the future interest rate environment, we expect net interest income to continue to increase as a result of our plans to grow the volumes of loans held for investment and core Bank deposits.

     Total interest bearing deposits averaged $130.6 million in 2004 compared to $134.1 million in 2003. Borrowed funds averaged $70.3 million in 2004 compared to $36.7 million in 2003. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities was 2.34% in 2004 compared to 2.99% in 2003.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Period Ended March 31,
	2004			2003
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest earning assets:
Securities	$22,402	$201	3.59%	$16,485	$125	3.03%
Loans	229,731	3,383	5.89%	213,548	3,226	6.04%
Interest bearing deposits	6,306	14	0.89%	8,616	24	1.11%

Total interest earning assets	258,439	3,598	5.57%	238,649	3,375	5.66%
Non-interest earning assets:
Cash and due from banks	5,561			4,706
Premises and equipment	6,749			663
Other assets	5,046			4,681
Less: allowance for loan losses	(2,614)			(2,137)

Total non-interest earning assets	14,742			7,913

Total Assets	$273,181			$246,562

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$7,521	$19	1.01%	$5,662	$18	1.27%
Money market deposit and savings accounts	25,881	73	1.13%	17,014	68	1.60%
Time deposits	97,154	767	3.16%	111,424	949	3.41%

Total interest-bearing deposits	130,556	859	2.63%	134,100	1,035	3.09%
FHLB Advances	52,843	161	1.22%	27,551	125	1.81%
Sec sold under agreements to repurchase and Other short-term borrowings	7,274	39	2.14%	5,134	63	4.91%
Trust Preferred Debenture	10,186	118	4.63%	4,000	55	5.50%

Total interest-bearing liabilities	200,859	1,177	2.34%	170,785	1,278	2.99%

Non-interest bearing liabilities:
Demand deposits	$49,870			$52,963
Other liabilities	2,775			5,911

Total liabilities	253,504			229,659
Shareholders’ Equity	19,677			16,903

Total Liabilities and Shareholders’ Equity:	$273,181			$246,562

Interest Spread			3.22%			2.66%

Net Interest Margin		$2,421	3.75%		$2,097	3.51%

(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Volume and Rate Analysis

	Years Ended March 31,
	2004 compared to 2003
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Investments	304	201	103
Loans	637	968	(331)
Interest bearing deposits	(40)	(23)	(17)
Federal funds sold	—	—	—

Total Increase (Decrease) in Interest Income	901	1,146	(245)
Interest Bearing Liabilities:
Interest-bearing demand deposits	4.00	21	(17)
Money market deposit accounts	20	115	(95)
Time deposits	(728)	(464)	(264)

Total interest-bearing deposits	(704)	(328)	(376)
FHLB Advances	143	347	(204)
Securities sold under agreements to repurchase
Other short-term borrowings	(96)	80	(176)
Trust Preferred	252	292	(40)

Total Increase (Decrease) in Interest Expense	(405)	391	(796)
Increase (Decrease) in Net Interest Income	1,306	755	551

     Non-Interest Income. Gains on loans held for sale decreased approximately 40.2% in the first quarter of 2004 from $7.3 million in March 2003 to $4.3 million in 2004, reflecting the decreased volume in mortgage loans. Mortgage loan originations during the quarter ended March 31, 2004 were $180 million, 40% less than the $302 million of originations during the same period of 2003. Service charges and fees totaled $60 thousand for the three month period ended March 31, 2004 compared with $50 thousand in the same period of 2003. Other Income, representing principally loan brokerage income, increased to $1.9 million in March, 2003 compared to $809 thousand in March 2003. Future levels of Non-Interest Income depend primarily on the mortgage loan origination volume.

Non-Interest Expense For the three month period ended March 31, 2004, non-interest expense totaled $7.6 million, down 9.2% over the same period of 2003. The majority of the decrease in expenses is attributable to Mortgage Banking salaries, benefits and other operating expense because a substantial portion of the Mortgage Banking Business expenses are variable with loan origination volume. As the bank has expands overhead, management expects volatility of Non-Interest Expense with mortgage loan origination volume to become less pronounced.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At March 31, 2004, overnight interest bearing balances totaled $24.7 million and securities available for sale totaled $22.4 million.

The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At March 31, 2004 the Corporation had lines of credit with the Federal Home Loan Bank of Atlanta totaling $125 million and outstanding loans of $67 million, leaving $58 million available on the lines. The interest rates on these lines of credit are variable rates that are subject to change daily. Included in the $67 million in borrowings at the Federal Home Loan Bank are term notes in the amount of $15 million at a fixed rates of interest ranging from 2.7% to 4.58%.

     In addition to the lines of credit at the Federal Home Loan Bank, the Bank and Mortgage Corporation also issue repurchase agreements and commercial paper. As of March 31, 2004, outstanding repurchase agreements totaled $1.7 million and commercial paper issued amounted to $7.7 million. The interest rate on these instruments are variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at March 31, 2004 these lines amounted to $15 million.

The Corporation funded the growth in interest earning assets through a combination of non-interest bearing deposits, interest bearing deposits, retention of earnings and borrowed funds. The chart below. Borrowed Funds, shows the composition of borrowed funds. The Corporation expects its short and long term sources of liquidity and capital to remain adequate to support expected growth. The Bank relies on a variety of short and long term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider.

     Borrowed Funds Distribution

	March	December
	2004	2003
At Period End
FHLB Advances	$52,500	$5,000
FHLB Long Term Borrowings	14,536	14,965
Securities sold under agreements to repurchase	1,651	1,803
Other short term borrowings	7,711	4,253
Trust Preferred Debentures	10,000	10,000

Total at period end	$86,398	$36,021

Average Balances
FHLB Advances	38,319	$10,788
FHLB Long Term Borrowings	14,525	13,762
Securities sold under agreements to repurchase	1,887	1,381
Other Short term borrowings	5,386	4,510
Trust Preferred Debentures	10,186	5,593

Total average balance	$70,303	$36,034

Average rate paid on all borrowed funds	2.34%	2.73%

Interest Rate Sensitivity Management

     The Corporation’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Corporation manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee. The Asset Liability Committee meets periodically and has responsibility for formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The objective of the policy and process administered by this function is to define and contain the exposure to earnings and economic value of the Corporation under different interest rate scenarios. As of March 31, 2004, the Corporation is considered Asset Sensitive. This means that interest earning assets generally mature or re-price more frequently than corresponding liabilities. Generally, in a rising rate environment income will increase as a result of being asset sensitive. The following table, Interest Sensitivity Analysis, reflects the maturity or re-pricing of assets and liabilities.

Interest Sensitivity Analysis
Use fair value

	March 31, 2004					December 31, 2003

	Maturing or Repricing					Maturing or Repricing

	Within	4 - 12	1 -5	Over		Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total	3 Months	Months	Years	5 Years	Total

	(Dollars in thousands)					(Dollars in thousands)
Interest Earning Assets:
Securities	1,001	—	14,640	6,760	22,401	—	—	14,232	8,946	23,178
Loans held for sale	42,516	—	—	—	42,516	29,756	—	—	—	29,756
Loans	95,415	60,401	58,575	11,135	225,526	40,025	22,301	73,534	53,460	189,320
Interest bearing deposits	24,779	—	—	—	24,779	286	—	—	—	286
Federal funds sold	—	—	—	—	—	—	—	—	—	—

Total interest earning assets	163,711	60,401	73,215	17,895	315,222	70,067	22,301	87,766	62,406	242,540
Interest bearing liabilities:
Interest-bearing demand deposits	8,553	—	—	—	8,553	7,047	—	—	—	7,047
Money market deposit accounts	27,025	—	—	—	27,025	20,981	—	—	—	20,981
Savings accounts	419	—	—	—	419	500	—	—	—	500
Time deposits & IRAs	11,709	33,327	31,321	18,536	94,893	37,225	19,166	47,780	5,265	109,436

Total interest-bearing deposits	47,706	33,327	31,321	18,536	130,890	65,753	19,166	47,780	5,265	137,964
FHLB Advances	52,500	—	—	—	52,500	5,000	—	—	—	5,000
Sec sold under agreements to repurch	1,651	—	—	—	1,651	1,803	—	—	—	1,803
Other short-term borrowings	7,711	—	—	—	7,711	4,253	—	—	—	4,253
Long Term Borrowings	—	—	10,250	4,286	14,536	—	—	10,500	4,465	14,965
Trust Preferred Capital Notes	10,000	—	—	—	10,000	—	—	—	10,000	10,000

Total interest-bearing liabilities	109,568	33,327	31,321	18,536	192,752	76,809	19,166	58,280	19,730	173,985

Period Gap	$54,143	$27,074	$41,894	$(641)	$122,470	$(6,742)	$3,135	$29,486	$42,676	$68,555

Cumulative Gap	$54,143	$81,217	$123,111	$122,470	$122,470	$(6,742)	$(3,607)	$25,879	$68,555	$68,555

Cumulative Gap / Total Earning Assets	17.18%	25.77%	39.06%	38.85%	38.85%	-2.78%	-1.49%	10.67%	28.27%	28.27%

Off-balance Sheet Items

     During the ordinary course of business, the Bank issues commitments to extend credit and, at March 31, 2004, these commitments amounted to $25 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

     At March 31, 2004, the Bank had approximately $34.8 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

     The Corporation uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of March 31, 2004. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended March 31, 2004, over a twelve month period, an immediate and interest rate increase of 100 basis points resulted in an increase in net interest income of 8.7%. An immediate decline in interest rates of 50 basis points resulted in a decrease in net interest income of 2.5%. Management cannot provide any assurance about the actual effect of changes in interest rates on the Corporation’s net interest income.

Item 4. Controls & Procedures

Evaluation of Disclosure Controls and Procedures

     As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Access National Corporation that file periodic reports under the Exchange Act (the “Act”) are now required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

     We have established disclosure controls and procedures to ensure that material information related to the Corporation is available to or made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

     Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

Changes in Internal Controls

     The Corporation’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of its assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal controls over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description
3.1	Articles of Incorporation of Access National Corporation- Incorporated by reference to Form 8-K filed with the SEC on July 18, 2002

3.2	Bylaws of Access National Corporation – Incorporated by reference to Form 8-K filed with the SEC on July 18, 2002

4.0	Form of Common Stock Certificate of Access National Bank – Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003

10.1	Employment Letter Agreement between Access National Bank and Michael W. Clarke. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

Exhibit #	Description
10.2	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.3	Employment Letter Agreement between Access National Bank and Charles Wimer. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.4	Employment Agreement between Mortgage Investment Corporation (now Access National Mortgage Corporation) and Michael Rebibo (incorporated by reference to Exhibit 10.4 to Form 10-KSB filed with the SEC on March 31, 2003).

10.5	Access National Bank 1999 Stock Option Plan – Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.6	Lease agreement between Access National Bank and William J. Spencer and Blanca C. Spencer – Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.7	Lease agreement between Access National Mortgage Corporation and WJG LLC – Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.8	Lease agreement between Access National Mortgage Corporation and WJG, LL - Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

31.1	302 Certification

32.1	906 Certification

(b)	Reports on Form 8-K:

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

ACCESS NATIONAL CORPORATION
(Registrant)

May 14, 2004, 2004	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(principal executive officer)

May 14, 2004, 2004	By:	/s/ Charles Wimer
Charles Wimer, Executive Vice President
and Chief Financial Officer
(principal financial officer)