Form 10-Q
period 2004-06-30
ACCESS NATIONAL CORP
filed 2004-08-16
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number: 000-49929

ACCESS NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	82-0545425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1800 Robert Fulton Drive, Suite 300, Reston, VA 20191

(Address of principal executive offices) (Zip Code)

(703) 871-2100

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of Access National Corporation’s common stock, par value $1.67, as of August 1, 2004 was 3,950,613 shares.

ACCESS NATIONAL CORPORATION
FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets June 30, 2004 and December 31, 2003	Page 3
	Consolidated Statements of Income Three months ended June 30, 2004 and 2003	Page 4
	Consolidated Statements of Income Six months ended June 30, 2004 and 2003	Page 5
	Consolidated Statements of Shareholders’ Equity Six months ended June 30, 2004 and 2003	Page 6
	Consolidated Statements of Cash Flows Six months ended June 30, 2004 and 2003	Page 7
	Notes to Consolidated Financial Statements	Page 8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 36
Item 4.	Controls and Procedures	Page 37
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	Page 38
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	Page 38
Item 3.	Defaults Upon Senior Securities	Page 38
Item 4.	Submission of Matters to a Vote of Security Holders	Page 38
Item 5.	Other Information	Page 38
Item 6.	Exhibits and Reports on Form 8-K	Page 38
Signatures		Page 39

ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	June 30	December 31.
	2004	2003
	(unaudited)
ASSETS
Cash and due from banks	$12,550	$5,808
Interest bearing deposits in other banks	8,312	286
Securities available for sale, at fair value	22,896	23,178
Loans, net of allowance for loan losses of $2,944 and $2,565 respectively	244,480	186,755
Loans held for sale	42,548	29,756
Premises and equipment	8,375	7,993
Other assets	4,358	3,303

Total assets	$343,519	$257,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing deposits	$91,083	$60,219
Savings and interest-bearing deposits	44,369	28,528
Interest bearing deposits	112,496	109,436

Total deposits	$247,948	$198,183
Other liabilities
Short-term borrowings	$29,575	$11,056
Long-term borrowings	29,107	14,965
Trust preferred capital notes	10,000	10,000
Other liabilities	2,612	3,120

Total other liabilities	$319,242	$237,324
SHAREHOLDERS’ EQUITY
Common stock, par value, $1.67; authorized, 30,000,000 shares; issued and outstanding, 3,950,613 shares in 2004 and 3,477,360 shares in 2003	$6,586	$5,796
Surplus	9,222	6,856
Retained earnings	8,565	7,015
Accumulated other comprehensive income (loss)	(96)	88

Total shareholders’ equity	$24,277	$19,755

Total liabilities and shareholders’ equity	$343,519	$257,079

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except For Share Data)

(unaudited)

	Three	Three
	Months Ended	Months Ended
	June 30, 2004	June 30, 2003
INTEREST INCOME
Interest and fees on loans	$4,098	$3,336
Interest on federal funds sold & bank balances	16	30
Interest and dividends on investments	187	85

Total interest income	$4,301	$3,451
INTEREST EXPENSE
Interest on deposits	$970	$999
Interest on other borrowings	449	156

Total interest expense	$1,419	$1,155

Net interest income	$2,882	$2,296
Provision for loan losses	204	198

Net interest income after provision for loan losses	$2,678	$2,098
NON-INTEREST INCOME
Service charges and other fees	$46	$74
Gains on Sale of Loans	5,372	8,367
Broker Fees	1,145	1,187
Other Income	216	179

Total non-interest income	$6,779	$9,807
NON-INTEREST EXPENSE
Salaries and benefits	$4,659	$5,688
Occupancy and equipment	664	492
Other operating expense	2,613	3,757

Total non-interest expense	$7,936	$9,938

Income before income tax	$1,521	$1,967
Income tax expense	513	851

Net income	$1,008	$1,117

Earnings per common share, basic	$0.28	$0.32
Earnings per common share, diluted	$0.22	$0.26
Weighted average common shares outstanding, basic*	3,635,111	3,501,500
Weighted average common shares outstanding, diluted*	4,595,514	4,321,188

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except For Share Data)

(unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2004	June 30, 2003
INTEREST INCOME
Interest and fees on loans	$7,481	$6,561
Interest on federal funds sold & bank balances	30	54
Interest and dividends on investments	388	210

Total interest income	$7,899	$6,825
INTEREST EXPENSE
Interest on deposits	1,829	2,025
Interest on other borrowings	771	407

Total interest expense	$2,600	$2,432

Net interest income	$5,299	$4,393
Provision for loan losses	379	382

Net interest income after provision for loan losses	$4,920	$4,011
NON-INTEREST INCOME
Service charges and fees	106	124
Gain on Sale of Loans	10,240	15,617
Broker Fees	2,300	1,906
Other Income	395	269

Total non-interest income	$13,041	$17,916
NON-INTEREST EXPENSE
Salaries and benefits	9,357	10,562
Occupancy and equipment	1,192	893
Other operating expense	5,021	6,889

Total non-interest expense	$15,570	$18,344

Income before income tax	$2,391	$3,584
Income tax expense	841	1,463

Net income	$1,550	$2,120

Earnings per common share, basic	$0.44	$0.60
Earnings per common share, diluted	$0.34	$0.49
Weighted average common shares outstanding, basic	3,556,236	3,505,750
Weighted average common shares outstanding, diluted	4,555,353	4,299,218

ACCESS NATIONAL CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30,2004
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2003	$5,796	$6,856	$7,015	$88	$—	$19,755
Comprehensive income:
Net income	—	—	1,550	—	1,550	1,550
Other comprehensive loss, unrealized holdings losses arising during the period, net of tax $49	—	—	—	(184)	(184)	(184)

					$1,366

Common Stock issued for exercise of warrants	790	2,366				3,156

Balance, June 30, 2004	$6,586	$9,222	$8,565	$(96)		$24,277

ACCESS NATIONAL CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2003
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income	Income	Total
Balance, December 31, 2002	$5,850	$7,148	$3,199	$94		$16,291
Comprehensive income:
Repurchase of common stock:	(43)	(212)				$(255)
Net income	—	—	2,121	—	2,121	2,121
Other comprehensive income, unrealized holdings gains arising during the period, net of tax, $6,740	—	—	—	8	8	8

					$2,129

Balance, March 31, 2003	$5,807	$6,936	$5,320	$102		$18,165

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
For the Six Months Ended June 30 2004 and 2003
(unaudited)

	June	June
(in thousands)	2004	2003
Cash Flows from Operating Activities
Net income	$1,550	$2,120
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	379	382
Net amortization (accretion) on securities	48	152
Depreciation and amortization	257	89
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(12,792)	(16,555)
(Increase) decrease in other assets	(960)	(1,620)
Increase (decrease) in other liabilities	(509)	242

Net cash (used in) operating activities	$(12,027)	$(15,190)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	14,105	12,103
Purchases of securities available for sale	(14,150)	(8,240)
Decrease in federal funds sold	—	19
Net (increase) in loans	(58,104)	(25,923)
Purchases of premises and equipment	(638)	(119)

Net cash (used in) investing activities	(58,787)	(22,160)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	46,705	48,793
Net increase (decrease) in time deposits	3,060	11,794
Increase (decrease) in securities sold under agreement to repurchase	219	(1,757)
Net increase (decrease) in short-term borrowings	18,300	(20,356)
Net increase in long term borrowings	14,142	15,820
Increase in trust preferred capital notes	—	—
Proceeds from issuance of common stock	3,156	—
Repurchase of common stock	—	(255)

Net cash provided by financing activities	85,582	54,039

Increase in cash and cash equivalents	14,768	16,689
Cash and Cash Equivalents
Beginning	6,094	12,804

Ending	20,862	29,493

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	2,347	2,449

Cash payments for income taxes	377	2,563

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	(280)	15

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

NOTE 2 – BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2003, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2003.

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

     STOCK BASED COMPENSATION PLANS

	Six Month Period Ended June 30,
	2004	2003
	(In Thousands Except for Share Data)
Net Income, as reported	$1,550	$2,120
Total stock-based compensation determined under fair value based method for all awards, net of relaxed tax effects	$(140)	$(107)

Proforma Net Income	$1,410	$2,013

Earnings per Share:
Basic - as reported	$0.44	$0.60

Basic - pro forma	$0.40	$0.57

Diluted - as reported	$0.34	$0.49

Diluted - pro forma	$0.31	$0.47

NOTE 4 - SECURITIES

The amortized cost and fair values of securities (in thousands) available for sale as of June 30, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$1,631	$24	$—	$1,655
U.S. Government Agencies	15,478	—	(205)	15,273
Mortgage Backed Securities	2,779	34	—	2,813
Restricted Securities:
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	2,855	—		2,855

Total Securities	$23,043	$58	$(205)	$22,896

The amortized cost and fair values of securities (in thousands) available for sale as of December 31, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$1,639	$53	$—	$1,692
U.S. Government Agencies	15,732	44	—	15,776
Mortgage Backed Securities	3,875	37	—	3,912
Restricted Securities -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	1,498	—	—	1,498

Total Securities	$23,044	$134	$—	$23,178

NOTE 5 - LOANS

The Corporation’s loan portfolio (in thousands) is composed of the following:

	June 30, 2004	December 31, 2003
Real Estate Construction	$25,453	$13,766
Residential	76,729	53,325
Non Residential	80,236	69,128
Home Equity	25,857	20,521

Total Real Estate Mortgage	$208,275	$156,740
Lease Financing	3,926	3,703
Commercial	34,375	28,056
Consumer	848	821

Total Gross Loans	$247,424	$189,320
Less:
Allowance for Loan Losses	(2,944)	(2,565)

Total Net Loans	$244,480	$186,755

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

The following table presents segment information for the periods ended June 30, 2004 and 2003:

    Six Months Ended
             2004
(dollars in thousands)

	Commercial			Consolidated
	Banking	Mortgage	Elimination	Totals
Revenues:
Interest income	7,678	809	(588)	7,899
Gain on sale of loans	—	10,359	(119)	10,240
Other	865	2,304	(368)	2,801

Total operating income	8,543	13,472	(1,075)	20,940

Expenses:
Interest expense	2,842	346	(588)	2,600
Salaries and employee benefits	1,956	7,401	—	9,357
Other	2,223	4,856	(487)	6,592

Total operating expenses	7,021	12,603	(1,075)	18,549

Income before income taxes	1,522	869	—	2,391

Total assets	349,014	56,055	(61,550)	343,519

    Six Months Ended
             2003
(dollars in thousands)

	Commercial			Consolidated
	Banking	Mortgage	Elimination	Totals
Revenues:
Interest income	6,022	1,922	(1,118)	6,826
Gain on sale of loans	—	15,616	—	15,616
Other	444	1,971	(115)	2,300

Total operating income	6,466	19,509	(1,233)	24,742

Expenses:
Interest expense	2,501	1,050	(1,118)	2,433
Salaries and employee benefits	1,373	9,189	—	10,562
Other	1,578	6,700	(115)	8,163

Total operating expenses	5,452	16,939	(1,233)	21,158

Income before income taxes	1,014	2,570	—	3,584

Total assets	255,101	132,346	(90,689)	296,758

The following table presents segment information for the periods ended June 30, 2004 and 2003:

Three Months Ended
               2004
(dollars in thousands)

	Commercial			Consolidated
	Banking	Mortgage	Elimination	Totals
Revenues:
Interest income	4,101	486	(286)	4,301
Gain on sale of loans	—	5,894	10	5,904
Other	410	617	(151)	876

Total operating income	4,511	6,997	(427)	11,081

Expenses:
Interest expense	1,504	209	(293)	1,420
Salaries and employee benefits	936	3,723	—	4,659
Other	1,073	2,542	(134)	3,481

Total operating expenses	3,513	6,474	(427)	9,560

Income before income taxes	998	523	—	1,521

Total assets	349,014	56,055	61,550	343,519

Three Months Ended
               2003
(dollars in thousands)

	Commercial			Consolidated
	Banking	Mortgage	Elimination	Totals
Revenues:
Interest income	3,107	905	(561)	3,451
Gain on sale of loans	—	8,366	—	8,366
Other	318	1,239	(115)	1,442

Total operating income	3,425	10,510	(676)	13,259

Expenses:
Interest expense	1,282	434	(561)	1,155
Salaries and employee benefits	707	4,981	—	5,688
Other	810	3,141	(115)	3,836

Total operating expenses	2,799	8,556	(676)	10,679

Income before income taxes	626	1,954	—	2,580

Total assets	255,101	132,346	(90,689)	296,758

NOTE 7 – EARNINGS PER SHARE (EPS):

The following table shows the calculation of both Basic and Diluted earnings per share for the three months and six months ended June 30, 2004 and 2003 respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three months	Three months
	Ended	Ended
	June 30, 2004	June 30, 2003
	(In thousands except per share data)
BASIC EARNINGS PER SHARE:
Net Income	$1,008	$1,117
Weighted average shares outstanding	3,635	3,502
Basic Earnings per share	$0.28	$0.32
DILUTED EARNINGS PER SHARE:
Net Income	$1,008	$1,117
Weighted average shares outstanding	3,635	3,502
Stock options and warrants	960	819

	4,595	4,321
Diluted earnings per share	$0.22	$0.26

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
	(In thousands except per share data)
BASIC EARNINGS PER SHARE:
Net Income	$1,550	$2,120
Weighted average shares outstanding	3,556	3,506
Basic Earnings per share	$0.44	$0.60
DILUTED EARNINGS PER SHARE:
Net Income	$1,550	$2,120
Weighted average shares outstanding	3,556	3,506
Stock options and warrants	999	793

	4,555	4,299
Diluted earnings per share	$0.34	$0.49

NOTE 8. OTHER EXPENSES

The Corporation had the following other expenses for the six months ended June 30, 2004 and 2003.

Other Expenses

(In Thousands)

	June	June
	2004	2003
Advertising and Promotional Expense	978	2,038
Investor Fees	328	504
Management Fees	1,164	1,354
Other	2,550	2,993

	5,020	6,889

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

     The notional amount of undesignated forward loan sale commitments was $15.5 million on June 30, 2004 and $9.5 million at December 31, 2003. The notional amount of undesignated interest rate lock commitments was $8.9 million on June 30, 2004 and $9.7 million at December 31, 2003. The commitments expire in 2004.

Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in other income (in thousands):

	June 30,
	2004	2003
Unrealized Loss on undesignated forward loans sale commitments recognized to income	$(111)	$—
Gain on undesignated interest rate lock commitments recognized to income	26	—

	$(85)	$—

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

     On March 9, 2004, the SEC issued SAB 105 “Application of Accounting Principles to Loan Commitments” to inform registrants of the Staff’s view that the fair value of the recorded loan commitments, that are required to follow derivative accounting under Statement 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the three and six months ended June 30, 2004. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

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

FINANCIAL CONDITION (June 30, 2004 compared to December 31, 2003)

     The Corporation’s assets totaled $343.5 million at June 30, 2004, an increase of $86.4 million or 34% from year end 2003. The Corporation continues to experience strong growth in assets as loan demand remained strong at the Bank during the first six months of 2004. Net loans held for investment, originated by the Bank, increased $57.7 million over year end. The growth in loans held for investment is the direct result of management’s strategy to attract experienced loan officers with contacts and a base of business. This strategy was employed during 2003 and is now showing direct positive results. Loans held for sale totaled $42.5 million, up $12.8 million from December 31, 2003. The mortgage market was down during the fourth quarter of 2003 due to rising interest rates and a seasonal decline in activity. Mortgage volumes moderately improved during the first six months of 2004, but they are still substantially below the levels of the first six months of 2003. Management expects to continue its strategy of increasing the staff to support future growth in the Loans Held For Investment. The future balances in the Loans Held for Sale category will continue to experience volatility due to fluctuations of interest rates. The balances of this short term investment fluctuate daily as necessary to support loan origination and secondary market sales activities. Management does not view the Loan Held for Sale balance as a meaningful indicator of performance.

     Asset growth during the period was supported through a combination of deposit growth and short term borrowings. Total Deposits increased $49.7 million from $198.2 million at December 31, 2003 to $247.9 million on June 30, 2004. Of this increase, Non-Interest Bearing accounts increased $30.9 million, Savings and Money Market accounts increased $15.8 million and Time Deposits increased $3 million. The increase in deposits is attributable to the new relationships generated by our growing commercial lending staff and the expansion into our second banking center located in Reston, Virginia. In July we opened our third banking office in the Vienna/Tyson’s Corner area of Fairfax County, Virginia.

     Short term borrowings increased $18.5 million and were used to meet short term funding needs. Management expects the expanding commercial lending staff and new banking centers to support future deposit growth necessary to fund loan growth. Management expects continued utilization of wholesale Certificates of Deposits and other borrowings as necessary to fund the Loans Held For Sale activity and growth in financial investments.

SECURITIES

     The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, and mortgage backed securities. At June 30, 2004 the securities portfolio totaled $22.8 million and was classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of shareholders’ equity. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $96 thousand on June 30, 2004.

LOANS

     The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans. These lending activities provide access to credit to small businesses, professionals and consumers in the greater Washington, D.C. metropolitan area. All lending activities of the Access National Bank (the Bank), Access National Mortgage Corporation (the Mortgage Corporation) and the Access National Leasing Corporation (the Leasing Corporation) are subject to the regulations and supervision of the Office of the Comptroller of Currency.

     At June 30, 2004 loans held for investment increased $58.1 million from December 31, 2003 and totaled $247.4 million. The increase is a result of strong loan demand, expansion of the Bank’s loan officer staffing, increased name recognition and acceptance of the Bank’s products and services within the marketplace. Management intends to continue to increase loan officer staffing and support in order to facilitate continued growth in the portfolio. The following is a summary of the Loan Portfolio Held for Investment.

Commercial Loans. Commercial Loans represent 13.9% of our held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans. Real Estate Construction Loans, also known as construction and land development loans, comprise 10.3% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Commercial Real Estate Loans. Also known as “Commercial Mortgages”, loans in this category represent 32.4% of our loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans. This category includes loans secured by first or second mortgages on one to four family residential properties and represent 31.0% of the portfolio. This portfolio increased over $23.4 million during the first six months of 2004 and is comprised of predominately adjustable rate mortgages. Within the Residential Real Estate Loan portfolio, the following is a summary of the sub-components.

Home Equity Loans are extended to borrowers in our target market and comprised 10.4% of the total loans held for investment portfolio. Real estate equity is the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Loans are most frequently secured by a second lien on residential property.

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

Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern and stability. Our underwriting criteria comply with secondary market guidelines and loans are considered sale-able in the event the Corporation needed liquidity. Management expects to continue to grow the adjustable rate mortgage balances in this portfolio through new loans to bank customers and the purchase of loans from the Mortgage Corporation.

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

Loans Held for Sale (LHFS) Loans Held For Sale are originated by the Mortgage Corporation, a wholly owned subsidiary of the Bank. Loans of these types are residential mortgage loans underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor.

The LHFS loans are closed in our name and carried on our books as an investment until the loan is delivered to and purchased by an investor. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. LHFS loans are generally carried on our books for less than 30 days. The aggregate volume of LHFS on our balance sheet on any given day can be quite volatile and is not indicative of any performance measures. The total value simply reflects the dollar volume of loans that have recently been settled and are in transit for delivery to the investor. At June 30, 2004 loans held for sale totaled $42.5 million compared to $29.7 million at year end 2003.

The following table summarizes the Corporation’s loan portfolio (in thousands) as of June 30, 2004.

	June 30	Percent of
	2004	Total
Real Estate - Construction	$25,453	10.29%
Real Estate - Residential	76,729	31.01%
Real Estate - Non Residential	80,236	32.43%
Home Equity	25,857	10.45%
Leases	3,926	1.59%
Commercial	34,375	13.89%
Consumer	848	0.34%

	$247,424	100.00%

ALLOWANCE FOR LOAN LOSSES

At June 30, 2004 the allowance for loan loss totaled $2.9 million. Actual loan losses have been insignificant since inception, our senior credit management, with over 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes and trend analysis. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by our external auditors, internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve amount or methodology.

The Bank, does not have a history of charge offs with which to establish trends in loan losses by loan classifications. As of June 30, 2004 the total net charge offs since inception amounted to approximately $11 thousand. The overall allowance for loan losses is equivalent to 1.20% of total loans held for investment. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to precisely allocate the composition of the allowance for loan losses by types of loans.

The allowance for loan losses increased $379 thousand during the first six months 2004 or approximately 14.8%. Total loans increased $58.1 million or 30.7% during the first six months of 2004,. The allowance for loan losses at June 30, 2004 was 1.19 % of total loans compared to 1.35% at

December 31, 2003. Net charge offs from inception through June 30, 2004 have totaled less than $11 thousand. Since the Bank does not have any historical charge off experience, changes in the composition of the allowance for loan losses are due to volume and changes in individual risk ratings on new and existing loans.

The loss risk of each loan within a particular classification, however, is not the same. The methodology for arriving at the allowance is not dictated by loan classification. The methodology as to how the allowance was derived is detailed below. Unallocated amounts included in the allowance for loan losses have been applied to the loan classifications on a percentage basis.

Adequacy of the reserve is assessed, and appropriate expense and charge offs are taken, no less frequently than at the close of each fiscal quarter end. The methodology by which we systematically determine the amount of our reserve is set forth by the Board of Directors in our credit policy. Under this policy, our Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits (the “Scheduled Allocation”); individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time (“the General Reserve”) and, finally, an “Unallocated Reserve” to cover any unforeseen factors not considered above in the appropriate magnitude. Each of the reserve components, General, Scheduled and Unallocated are discussed in further detail below.

With respect to the “General Reserve”, all loans are graded or risk rated individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at the Bank; our collective management experience in administering similar loan portfolios at other banks in this market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the Bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market, combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at the Bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition, both generally and within each individual borrower’s business sector, are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations.

When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely and gives rise to a “Scheduled Allocation” of the loss reserve. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan.

The “Unallocated Reserve” is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve.

An analysis of the Corporation’s allowance for loan losses (in thousands) as of and for the period indicated is set forth in the following tables:

Allowance for Loan Losses

Balance as of December 31, 2003	$2,565
Charge offs	—
Recoveries	—
Provision	379

Balance as of June 30, 2004	$2,944

Allocation of the Allowance for Loan Losses

	June 30, 2004				December 31, 2003
			Allowance	Allocation of			Allowance	Allocation of
	Amount	Percentage	for Loan Loss	Loan Loss	Amount	Percentage	for Loan Loss	Loan Loss
Commercial	$38,301	15.48%	576	19.57%	$31,759	16.78%	508	19.80%
Commercial real estate	80,236	32.43%	1,096	37.23%	69,128	36.51%	1,054	41.09%
Real estate construction	25,453	10.29%	337	11.45%	13,766	7.27%	220	8.58%
Residential real estate	102,586	41.46%	925	31.42%	73,846	39.01%	772	30.10%
Consumer	848	0.34%	10	0.34%	821	0.43%	11	0.43%
Total loans	$247,424	100%	2,944	100%	$189,320	100%	2,565	100%

NONPERFORMING LOANS and PAST DUE LOANS

     At June 30, 2004 there were three loans in non accrual status totaling $1.5 million. These loans are well secured by first trusts on residential real estate and no loss of principal or interest is anticipated. As of this same date, no accruing loans were past due more than 90 days.

DEPOSITS

     Deposits represent the primary funding source of the Corporation. At June 30, 2004, deposits totaled $247.9 compared to $198.2 million at December 31, 2003, an increase of $49.7 million. Of this increase, Non-Interest Bearing accounts increased $30.9 million, Savings and Money Market accounts increased $15.8 million and Time Deposits increased $3.0 million. The increase is largely a result of new relationships brought in by our commercial lending staff. Additionally, the Bank markets its deposit products on our web page and various other internet web pages. The Bank opened its second banking office in March. At June 30, this office had contributed $9.8 million of the growth in new deposits. The Bank also opened its third banking office, which is located in the Tyson’s Corner area of Fairfax County, in July. Management expects these actions to result in continued growth of non-wholesale deposits. Management expects wholesale deposits and other borrowings to fluctuate as necessary to fund loans and other investments.

CAPITAL RESOURCES

     Total shareholders’ equity was $24.2 million, or 7.06% of total assets at June 30, 2004. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholder’s equity increased by $4.5 million during the six months ended June 30, 2004. The increase is due to the full retention of $1.6 million in earnings and $3.2 million from the issuance of 473,253 shares of common stock upon the exercise of warrants. Other comprehensive income was negative $200 thousand.

     The warrants exercised had been issued in connection with a common stock offering in the spring of 2002.

     To date the Corporations has not paid any cash dividends and does not anticipate doing so in the near term.

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

Risk Based Capital Analysis

	June	December
	2004	2003
	(in thousands)
Tier 1 Capital:
Common stock	6,586	5,796
Capital surplus	9,222	6,856
Retained earnings	8,565	7,015
Less disallowed intangibles and goodwill	(154)	—
Subordinated Debt (Trust Preferred Debenture)	8,050	6,500

Total tier 1 capital	32,269	26,167
Tier 2 Capital:
Qualifying subordinated debt and redeemable preferred stock	1,950	3,500
Allowance for loan losses	3,041	2,608

	4,991	6,108

Total Risk Based Capital	37,260	32,275
Risk weighted assets	266,268	208,622

Quarterly average assets	273,181	254,540

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	12.12%	12.54%	4.00%
Total risk based capital ratio	13.99%	15.47%	8.00%
Leverage ratio	12.97%	10.28%	4.00%

RESULTS OF OPERATIONS JUNE 30, 2004

     Pretax income for the three months ended June 30, 2004 was $1.5 million, down 22.7% from the $1.9 million for the corresponding period of 2003. Net income after tax for the second quarter totaled $1.0 million compared to $1.1 million for the same period in 2003. Year to date net income after tax for the six month period ended June 30, 2004 totaled $1.6 million compared to $2.1 million for the first six months of last year. The decline in income is primarily due to the Mortgage segment which experienced a decline in mortgage loan production. Loan production during the second quarter of 2004 amounted to $208.8 million compared to $351.0 million for the second quarter of 2003, a 40.5% decline. Mortgage loan production for the first six months of 2004 amounted to $388.5 million, compared to $653.7 million for the same period in 2003. The decline in mortgage loan production is due to a combination of interest rate movements and a decline in the number of requests to refinance. To offset the impact of the decline in refinancing, the Mortgage Corporation is focusing on increasing its market share of purchase financing by increasing the number of experienced loan officers and offering additional products.

     Second quarter income from the Banking segment was $625 thousand versus $626 thousand for the three month period ended June 30, 2003. Income before tax for the six month period ended June 30, 2004 for the Banking segment was $1.5 million compared to $1.0 million for the first six months of 2003. Income from the banking segment increased by $500 thousand. Earnings were impacted by increased personnel costs associated with an increase in the commercial lending staff and expenses associated with the addition of its second banking center. It is expected that income at the Banking segment will improve as new lenders and the new banking center expand the base of business.

     Basic earnings per common share for the second quarter decreased from $.32 in 2003 to $.28 in 2004. Diluted earnings per share decreased from $.26 in 2003 to $.22 in 2004. Basic earnings per share year to date were $.44 and diluted earnings per share year to date were $.34, down from $.60 and $.49 respectively for the first six months of 2003. The decline in earnings per share is due in part to dilution from 473,253 new shares issued upon the exercise of warrants. This share issuance brought in approximately $3.2 million in new capital.

     Interest and fees on loans increased $920 thousand in the six months ended June 30, 2004 over the same period of 2003 reflecting the $57.7 million increase in loans held for investment. Non –interest income totaled $6.8 million for the three months ended June 2004 compared to $9.8 million for the same period of 2003, a decrease of $3.0 million. Of this $3.0 million, $2.5 million relates to a decline in gains on sale of loans, attributable to the $142.2 million decline in loan production.

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

     Net interest income increased in the second quarter of 2004 to $2.9 million compared to $2.3 million for the same period in 2003. For the six months ended June 30, 2004, net interest income totaled $5.3 million, up from $4.4 million for the same period in 2003. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets for the first six months of 2004 increased $44.6 million to $280.3 million compared to $235.7 million in 2003. The increase is primarily due to the growth in the average loans, which increased $34.2 million. The yield on earning assets decreased from 5.79% in 2003 to 5.64% in 2004 reflecting the current rate environment. Irrespective of the future interest rate environment, we expect net interest income to continue to increase as a result of our plans to grow the volumes of loans held for investment and core Bank deposits. We plan to accomplish this through continued expansion of our lending staff and client service capabilities serving local depositors.

     Total interest bearing deposits averaged $140.9 million in the first six months of 2004 compared to $132.5 million in the same period in 2003. Borrowed funds averaged $68.9 million in the first six months of 2004 compared to $35.6 million in the same period in 2003. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities was 2.48% in the first six months of 2004 compared to 2.89% in the same period in 2003. The reduced cost of interest bearing liabilities reflects the change in general market conditions.

Volume and Rate Analysis

	Six Months Ended June 30,
	2004 compared to 2003
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Investments	178	136	41
Loans	920	655	266
Interest bearing deposits	(24)	46	(70)
Federal funds sold	—	—	—

Total Increase (Decrease) in Interest Income	1,074	837	237
Interest Bearing Liabilities:
Interest-bearing demand deposits	4	21	(18)
Money market deposit accounts	40	134	(94)
Time deposits	(240)	56	(296)

Total interest-bearing deposits	(196)	211	(408)
FHLB Advances	235	78	157
Securities sold under agreements to repurchase
Other short-term borrowings	3	133	(130)
Trust Preferred	126	167	(41)

Total Increase (Decrease) in Interest Expense	168	589	(422)
Increase (Decrease) in Net Interest Income	906	248	659

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Six Months Ended June 30,
	2004			2003
	Average	Income /	Yield /	Average	Income /	Yield /
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest earning assets:
Securities	$22,027	$388	3.52%	$12,855	$210	3.27%
Loans	251,754	7,481	5.94%	217,595	6,561	6.03%
Interest bearing deposits	6,513	30	0.92%	5,222	54	2.07%

Total interest earning assets	280,294	7,899	5.64%	235,672	6,825	5.79%
Non-interest earning assets:
Cash and due from banks	6,597			9,092
Premises and equipment	6,470			653
Other assets	5,335			6,608
Less: allowance for loan losses	(2,742)			(2,219)

Total non-interest earning assets	15,660			14,134

Total Assets	$295,954			$249,806

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$7,917	$40	1.01%	$5,700	$36	1.26%
Money market deposit and savings accounts	29,422	180	1.22%	17,490	140	1.60%
Time deposits	103,546	1,609	3.11%	109,341	1,849	3.38%

Total interest-bearing deposits	140,885	1,829	2.60%	132,531	2,025	3.06%
FHLB Advances	47,887	486	2.03%	29,961	251	1.68%
Securities sold under agreements to repurchase and Other short-term borrowings	10,869	48	0.88%	1,677	45	5.37%
Trust Preferred Debenture	10,000	237	4.74%	4,000	111	5.55%

Total interest-bearing liabilities	209,641	2,600	2.48%	168,169	2,432	2.89%

Non-interest bearing liabilities:
Demand deposits	$63,050			$60,038
Other liabilities	3,757			4,250

Total liabilities	276,448			232,457
Shareholders’ Equity	19,506			17,349

Total Liabilities and Shareholders’ Equity:	$295,954			$249,806

Interest Spread	$—		3.16%	$—		2.90%

Net Interest Margin		$5,299	3.78%		$4,393	3.73%

(1)   Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)   Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non-Interest Income. Non interest income totaled $6.8 million for the three months ended June 30, 2004 compared to $9.8 million in the same period of 2003. Gains on loans held for sale decreased approximately $2.5 million or 29.4% in the three months ended June 30, 2004 from $8.4 million in the same period of 2003 to $5.4 million in 2004. For the six month period ending June 30, 2004, non interest income totaled $13.0 million compared to $17.9 million in 2003, a decrease of $4.9 million reflecting the decreased volume in mortgage loans during 2004. Future levels of Non-Interest Income depend primarily on the mortgage loan origination volume.

Non-Interest Expense For the three month period ended June 30, 2004, non-interest expense totaled $7.9 million compared to $9.9 million for the same period in 2003, a decrease of approximately 20%. Year to date, non-interest expense totaled $15.6 million at June 30, 2004 compared to $18.3 million at June 30, 2003, down $2.7 million. The majority of the decreases in expenses are attributable to a drop in mortgage loan origination because a substantial portion of the Mortgage Banking salaries, benefits and other operating expense is variable with loan origination volume. There was a net increase in non interest expense for the Banking Segment to support expansion of loan and deposit volumes.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At June 30, 2004, overnight interest bearing balances totaled $8.3 million and securities available for sale totaled $22.8 million.

The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2004 the Corporation had lines of credit with the Federal Home Loan Bank of Atlanta totaling $150 million and outstanding loans of $45.6 million. The interest rates on these lines of credit are variable rates that are subject to change daily. Included in the $45.6 million in borrowings at the Federal Home Loan Bank are term notes in the amount of $29.1 million at a fixed rates of interest ranging from 2.7% to 4.58%.

     In addition to the lines of credit at the Federal Home Loan Bank, the Bank and Mortgage Corporation also issue repurchase agreements and commercial paper. As of June 30, 2004, outstanding repurchase agreements totaled $2.0 million and commercial paper issued amounted to $11.0 million. The interest rate on these instruments are variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at June 30, 2004 these lines amounted to $15.1 million.

The Corporation funded the growth in interest earning assets through a combination of non-interest bearing deposits, interest bearing deposits, retention of earnings and borrowed funds. The chart below shows the composition of borrowed funds. The Corporation expects its short and long term sources of liquidity and capital to remain adequate to support expected growth. The Bank relies on a variety of short and long term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider.

     Borrowed Funds Distribution

	June	December
	2004	2003
At Period End
FHLB Advances	$16,500	$5,000
FHLB Long Term Borrowings	29,107	14,965
Securities sold under agreements to repurchase	2,023	1,803
Other short term borrowings	11,052	4,253
Trust Preferred Debentures	10,000	10,000

Total at period end	$68,682	$36,021

Average Balances
FHLB Advances	$31,788	$10,788
FHLB Long Term Borrowings	16,099	13,762
Securities sold under agreements to repurchase	2,301	1,381
Other Short term borrowings	8,568	4,510
Trust Preferred Debentures	10,000	5,593

Total average balance	$68,756	$36,034

Average rate paid on all borrowed funds	1.68%	2.73%

Interest Rate Sensitivity Management

     The Corporation’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Corporation manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee. The Asset Liability Committee meets periodically and has responsibility for formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The objective of the policy and process administered by this function is to define and contain the exposure to earnings and economic value of the Corporation under different interest rate scenarios. As of June 30, 2004, the Corporation is considered Asset Sensitive. This means that interest earning assets generally mature or re-price more frequently than corresponding liabilities. Generally, in a rising rate environment income will increase as a result of being asset sensitive. The following table, Interest Sensitivity Analysis, reflects the maturity or re-pricing of assets and liabilities.

Interest Sensitivity Analysis
Use fair value

	June 30, 2004					December 31, 2003
	Maturing or Repricing					Maturing or Repricing
	Within	4 - 12	1 -5	Over		Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)					(Dollars in thousands)
Interest Earning Assets:
Securities	—	1,001	15,834	6,061	22,896	—	—	14,232	8,946	23,178
Loans held for sale	42,548	—	—	—	42,548	29,756	—	—	—	29,756
Loans	106,684	15,548	114,548	9,117	247,424	40,025	22,301	73,534	53,460	189,320
Interest bearing deposits	8,312				8,312	286	—	—	—	286
Federal funds sold	—	—	—	—	—	—	—	—	—	—

Total interest earning assets	157,544	16,549	130,382	15,178	321,180	70,067	22,301	87,766	62,406	242,540
Interest bearing liabilities:
Interest-bearing demand deposits	9,889	—	—	—	9,889	7,047	—	—	—	7,047
Money market deposit accounts	34,071	—	—	—	34,071	20,981	—	—	—	20,981
Savings accounts	409	—	—	—	409	500	—	—	—	500
Time deposits & IRAs	21,830	30,509	54,762	5,395	112,496	37,225	19,166	47,780	5,265	109,436

Total interest-bearing deposits	66,199	30,509	54,762	5,395	156,865	65,753	19,166	47,780	5,265	137,964
FHLB Advances	16,500	—	—	—	16,500	5,000	—	—	—	5,000
Sec sold under agreements to repurch	2,023	—	—	—	2,023	1,803	—	—	—	1,803
Other short-term borrowings	11,052	—	—	—	11,052	4,253	—	—	—	4,253
Long Term Borrowings		1,000	19000	9,107	29,107	—	—	10,500	4,465	14,965
Trust Preferred Capital Notes	10,000				10,000	—	—	—	10,000	10,000

Total interest-bearing liabilities	105,774	31,509	73,762	14,502	225,547	76,809	19,166	58,280	19,730	173,985

Period Gap	$51,770	$(14,960)	$56,620	$676	$95,633	$(6,742)	$3,135	$29,486	$42,676	$68,555

Cumulative Gap	$51,770	$36,810	$93,430	$94,106	$95,633	$(6,742)	$(3,607)	$25,879	$68,555	$68,555

Cumulative Gap / Total Earning Assets	16.12%	11.46%	29.09%	29.30%	29.78%	-2.78%	-1.49%	10.67%	28.27%	28.27%

Off-balance Sheet Items

     During the ordinary course of business, the Bank issues commitments to extend credit and, at June 30, 2004, these commitments amounted to $22 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

     At June 30, 2004, the Bank had approximately $41.5 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

     The Corporation uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of June 30, 2004. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended June 30, 2004, over a twelve month period, an immediate and interest rate increase of 100 basis points resulted in an increase in net interest income of 8.0%. An immediate decline in interest rates of 50 basis points resulted in a decrease in net interest income of 4.4%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Access National Corporation that file periodic reports under the Exchange Act (the “Act”) are now required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Neither the Corporation nor any of its subsidiaries are party to any legal proceedings, nor are any legal proceedings threatened. From time to time the Bank may initiate legal actions against borrowers in connection with collecting defaulted loans. Such actions are not considered material by management unless otherwise disclosed.

Item 2. Changes in Securities, Use of Proceeds and Issues of Equity Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Corporation held its Annual Meeting of Shareholders on May 25, 2004. A quorum of shareholders was present, consisting of a total of 2,281,920 shares, represented in person or by proxy. At the Annual Meeting, the shareholders elected Class II directors Robert C. Shoemaker and Thomas M. Kody to three-year terms.

     Election of two Class II directors of Access National Corporation.

	For	Withheld
Robert C. Shoemaker	2,281,920	0
Thomas M. Kody	2,281,920	0

     Class III directors continuing to serve until the 2005 Annual Meeting are: Jacques Rebibo, John W. Edgemond and J. Randolph Babbitt.

     Class I directors continuing to serve until the 2006 Annual Meeting are: Michael W. Clarke and James L. Jadlos.

No other matters were voted on during the 2004 Annual Meeting.

Item 5. Other information

     None

Item 6. Exhibits and Reports on Form 8-K

Exhibit #	Description
3.1	Articles of Incorporation of Access National Corporation, as amended on March 26 and April 19, 2004. Incorporated by reference to Exhibit 3.1 to Form 10-KSB/A, filed April 23, 2004, file number 333-109125

3.2	Bylaws of Access National Corporation. Incorporated by reference to Exhibit 3.2 to Form 8-K12G3 filed with the SEC on July 19, 2002

4.0	Form of Common Stock Certificate of Access National Bank. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003

10.1*	Employment Letter Agreement between Access National Bank and Michael W. Clarke. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.2*	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker. Incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003.

10.3*	Employment Letter Agreement between Access National Bank and Charles Wimer. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.4*	Employment Agreement between Mortgage Investment Corporation (now Access National Mortgage Corporation) and Michael Rebibo. Incorporated by reference to Exhibit 10.4 to Form 10-KSB filed with the SEC on March 31, 2003.

10.5	Access National Bank 1999 Stock Option Plan. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.6	Lease agreement between Access National Bank and William J. Spencer and Blanca C. Spencer. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

10.7	Lease agreement between Access National Mortgage Corporation and WJG LLC. Incorporated by reference to Form 10K-SB filed with the SEC on March 31, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer.

* Management contract

(b)	Reports on Form 8-K: None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS NATIONAL CORPORATION
(Registrant)

August 12, 2004,	By:	/s/Michael W. Clarke

Michael W. Clarke
President and Chief Executive Officer
(principal executive officer)

August 12, 2004,	By:	/s/Charles Wimer

Charles Wimer, Executive Vice President
and Chief Financial Officer
(principal financial officer)