Form 10-Q
period 2004-09-30
ACCESS NATIONAL CORP
filed 2004-11-15
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to __________

Commission File Number: 000-49929

ACCESS NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	82-0545425

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes [  ]     No [X]

The number of shares outstanding of Access National Corporation’s common stock, par value $1.67, as of, November 8, 2004 was 3,950,613 shares.

ACCESS NATIONAL CORPORATION
FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets September 30, 2004 and December 31, 2003	Page 3
Consolidated Statements of Income Three months ended September 30, 2004 and 2003	Page 4
Consolidated Statements of Income Nine months ended September 30, 2004 and 2003	Page 5
Consolidated Statements of Shareholders’ Equity Nine months ended September 30, 2004 and 2003	Page 6
Consolidated Statements of Cash Flows Nine months ended September 30, 2004 and 2003	Page 7
Notes to Consolidated Financial Statements	Page 8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 37
Item 4. Controls and Procedures	Page 39
PART II OTHER INFORMATION
Item 1. Legal Proceedings	Page 40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 40
Item 3. Defaults Upon Senior Securities	Page 40
Item 4. Submission of Matters to a Vote of Security Holders	Page 40
Item 5. Other Information	Page 40
Item 6. Exhibits	Page 40
Signatures	Page 42

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	September 30	December 31
	2004	2003
	(unaudited)
ASSETS
Cash and due from banks	$10,578	$5,808
Interest bearing deposits in other banks	10,753	286
Securities available for sale, at fair value	22,554	23,178
Federal Funds sold	1,008	—
Loans, net of allowance for loan losses of $3,148 and $2,565 respectively	273,892	186,755
Loans held for sale	57,310	29,756
Premises and equipment	8,807	7,993
Other assets	5,037	3,303

Total assets	$389,939	$257,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest bearing deposits	$91,125	$60,219
Savings and interest-bearing deposits	45,727	28,528
Interest bearing deposits	116,817	109,436

Total deposits	$253,669	$198,183
Other liabilities
Short-term borrowings	$69,322	$11,056
Long-term borrowings	28,054	14,965
Trust preferred capital notes	10,000	10,000
Other liabilities	3,418	3,120

Total other liabilities	$364,463	$237,324
SHAREHOLDERS’ EQUITY
Common stock, par value, $1.67; authorized, 30,000,000 shares; issued and outstanding, 3,950,613 shares in 2004 and 3,477,360 shares in 2003	6,597	5,796
Surplus	9,211	6,856
Retained earnings	9,614	7,015
Accumulated other comprehensive income	54	88

Total shareholders’ equity	$25,476	$19,755

Total liabilities and shareholders’ equity	$389,939	$257,079

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except For Share Data)
(unaudited)

	Three	Three
	Months Ended	Months Ended
	September 30, 2004	September 30, 2003
INTEREST INCOME
Interest and fees on loans	$4,517	$3,662
Interest on federal funds sold & bank balances	18	47
Interest and dividends on investments	218	33

Total interest income	$4,753	$3,742
INTEREST EXPENSE
Interest on deposits	$1,047	$983
Interest on other borrowings	763	253

Total interest expense	$1,810	$1,236

Net interest income	$2,943	$2,506
Provision for loan losses	212	118

Net interest income after provision for loan losses	$2,731	$2,388
NON-INTEREST INCOME
Service charges and other fees	$20	$81
Gains on Sale of Loans	5,596	4,496
Broker Fees	1,272	1,395
Other Income	745	2,912

Total non-interest income	$7,633	$8,884
NON-INTEREST EXPENSE
Salaries and benefits	$5,214	$5,983
Occupancy and equipment	654	625
Other operating expense	2,916	3,338

Total non-interest expense	$8,784	$9,946

Income before income tax	$1,580	$1,326
Income tax expense	531	320

Net income	$1,049	$1,006

Earnings per common share, basic	$0.27	$0.29
Earnings per common share, diluted	$0.22	$0.22
Weighted average common shares outstanding, basic	3,950,613	3,484,500
Weighted average common shares outstanding, diluted	4,699,061	4,516,855

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except For Share Data)
(unaudited)

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2003
INTEREST INCOME
Interest and fees on loans	$11,998	$10,223
Interest on federal funds sold & bank balances	48	101
Interest and dividends on investments	606	243

Total interest income	$12,652	$10,567
INTEREST EXPENSE
Interest on deposits	$2,876	$3,016
Interest on other borrowings	1,534	652

Total interest expense	$4,410	$3,668

Net interest income	$8,242	$6,899
Provision for loan losses	591	499

Net interest income after provision for loan losses	$7,651	$6,400
NON-INTEREST INCOME
Service charges and other fees	$126	$206
Gains on Sale of Loans	15,836	20,113
Broker Fees	3,572	3,301
Other Income	1,140	3,181

Total non-interest income	$20,674	$26,801
NON-INTEREST EXPENSE
Salaries and benefits	$14,571	$16,545
Occupancy and equipment	1,846	1,519
Other operating expense	7,937	10,227

Total non-interest expense	$24,354	$28,291

Income before income tax	$3,971	$4,910
Income tax expense	1,372	1,783

Net income	$2,599	$3,127

Earnings per common share, basic	$0.70	$0.89
Earnings per common share, diluted	$0.57	$0.72
Weighted average common shares outstanding, basic	3,687,695	3,498,667
Weighted average common shares outstanding, diluted	4,543,282	4,371,431

ACCESS NATIONAL CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income	Income	Total
Balance, December 31, 2003	$5,796	$6,856	$7,015	$88	$—	$19,755
Comprehensive income:
Net income	—	—	2,599	—	2,599	2,599
Other comprehensive income, unrealized holdings losses arising during the period, net of tax $19	—	—	—	(34)	(34)	(34)

					$2,565

Common Stock issued for exercise of warrants, shares	801	2,355				3,156

Balance, September 30, 2004	$6,597	$9,211	$9,614	$54		$25,476

ACCESS NATIONAL CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2003
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income	Income	Total
Balance, December 31, 2002	$5,850	$7,148	$3,199	$94		$16,291
Comprehensive income:
Repurchase of common stock:	(43)	(212)				$(255)
Net income	—	—	3,127	—	3,127	3,127
Other comprehensive income, unrealized holdings losses arising during the period, net of tax, $7	—	—	—	(31)	(31)	(31)

					$3,096

Balance, September 30, 2003	$5,807	$6,936	$6,326	$63		$19,132

See Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(In Thousands)

	September 30	September 30
	2004	2003
Cash Flows from Operating Activities
Net income	$2,599	$3,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	591	499
Net amortization (accretion) on securities	63	207
Depreciation and amortization	392	214
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(27,554)	22,111
(Increase) decrease in other assets	(1,543)	(1,038)
Increase (decrease) in other liabilities	297	(747)

Net cash provided by (used in) operating activities	$(25,155)	$24,373

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	19,872	10,143
Proceeds from sale of security available for sale	—	6,199
Purchases of securities available for sale	(19,536)	(11,179)
Increase in federal funds sold	(1,008)	19
Net (increase) in loans	(87,728)	(37,029)
Purchases of premises and equipment	(1,205)	(5,662)

Net cash (used in) investing activities	(89,605)	(37,509)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	48,105	15,826
Net increase in time deposits	7,381	36,614
Increase (decrease) in securities sold under agreement to repurchase	722	(1,867)
Net increase (decrease) in short-term borrowings	57,544	(23,762)
Net increase in long term borrowings	13,089	15,393
Increase in trust preferred capital notes	—	6,000
Proceeds from issuance of common stock	3,156	—
Purchase of common stock	—	(255)

Net cash provided by financing activities	129,997	47,949

Increase in cash and cash equivalents	15,237	34,813
Cash and Cash Equivalents
Beginning	6,094	12,804

Ending	21,331	47,617

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	4,394	3,559

Cash payments for income taxes	977	3,347

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	225	48

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

     Access National Bank opened for business on December 1, 1999 and has four wholly-owned subsidiaries: Access National Mortgage Corporation and United First Mortgage Corporation (“UFM”), both Virginia corporations engaged in mortgage banking activities, Access National Leasing Corporation, a Virginia corporation engaged in commercial and industrial leasing services, and Access Real Estate LLC. Access National Leasing was acquired in exchange for 7,500 shares of Access National Bank stock in the second quarter of 2002. The 7,500 shares were subsequently repurchased in 2003. The leasing subsidiary presently has no employees and its affairs are managed as a part of the bank’s commercial lending department. Access Real Estate LLC is a limited liability corporation established in July, 2003 for the purpose of holding title to the Corporation’s headquarters building, located at 1800 Robert Fulton Drive, Reston, Virginia.

     In August 2004, Access National Bank acquired all of the common stock of UFM at a cost of $250 thousand which resulted in recognizing $500 thousand in negative goodwill. A fair value assessment was obtained and the Bank subsequently recognized a gain of $500 thousand on the acquisition. The acquisition of UFM, gives the company a new location in the Richmond, Virginia market plus entry into the Fredericksburg and Staunton markets. The new locations will become branch offices of the Access National Mortgage Corporation. While these new locations will enhance the Mortgage Corporations origination opportunities, the acquisition is not expected to have a material impact on loan production or overhead.

NOTE 2 – BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2003, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2003.

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

     STOCK BASED COMPENSATION PLANS

	Nine Month Period Ended September 30,
	2004	2003
	(In Thousands Except for Share Data)
Net Income, as reported	$2,599	$3,127
Total stock-based compensation determined under fair value based method for all awards, net of relaxed tax effects	$(210)	$(135)

Pro-forma Net Income	$2,389	$2,992

Earnings per Share:
Basic — as reported	$0.70	$0.89

Basic — pro forma	$0.65	$0.86

Diluted — as reported	$0.57	$0.72

Diluted — pro forma	$0.53	$0.68

NOTE 4 — SECURITIES

The amortized cost and fair values of securities (in thousands) available for sale as of September 30, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$1,627	30	—	$1,657
U.S. Government Agencies	13,478	—	(6)	13,472
Mortgage Backed Securities	2,452	57	—	2,509
Restricted Securities -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	4,616	—	—	4,616

Total Securities	$22,473	$87	$(6)	$22,554

The amortized cost and fair values of securities (in thousands) available for sale as of December 31, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$1,639	$53	$—	$1,692
U.S. Government Agencies	15,732	44	—	15,776
Mortgage Backed Securities	3,875	37	—	3,912
Restricted Securities -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	1,498	—	—	1,498

Total Securities	$23,044	$134	$—	$23,178

NOTE 5 — LOANS

The Corporation’s loan portfolio (in thousands) is composed of the following:

	September 30, 2004	December 31, 2003
Real Estate Construction	$31,224	$13,766
Residential	80,647	53,325
Non — Residential	90,066	69,128
Home Equity	26,919	20,521

Total Real Estate Mortgage	$228,856	$156,740
Lease Financing	3,810	3,703
Commercial	43,797	28,056
Consumer	577	821

Total Gross Loans	$277,040	$189,320
Less:
Allowance for Loan Losses	(3,148)	(2,565)

Total Net Loans	$273,892	$186,755

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

The following table presents segment information for the nine months ended September 30, 2004 and 2003:

2004	Commercial			Consolidated
(dollars in thousands)	Banking	Mortgage	Elimination	Totals
Revenues:
Interest income	$12,192	$1,428	$(968)	$12,652
Gain on sale of loans	—	15,964	(128)	15,836
Other	2,045	3,595	(802)	4,838

Total operating income	$14,237	$20,987	$(1,898)	$33,326

Expenses:
Interest expense	$4,674	$704	$(968)	$4,410
Salaries and employee benefits	3,007	11,564	—	14,571
Other	3,694	7,610	(930)	10,374

Total operating expenses	$11,375	$19,878	$(1,898)	$29,355

Income before income taxes	$2,862	$1,109	$—	$3,971

Total assets	$373,896	$89,282	$(73,239)	$389,939

2003	Commercial			Consolidated
(dollars in thousands)	Banking	Mortgage	Elimination	Totals
Revenues:
Interest income	$9,277	$3,160	$(1,870)	$10,567
Gain on sale of loans	—	20,113	—	20,113
Other	739	5,949	—	6,688

Total operating income	$10,016	$29,222	$(1,870)	$37,368

Expenses:
Interest expense	$3,738	$1,800	$(1,870)	$3,668
Salaries and employee benefits	2,279	14,266	—	16,545
Other	2,378	9,867	—	12,245

Total operating expenses	$8,395	$25,933	$(1,870)	$32,458

Income before income taxes	$1,621	$3,289	$—	$4,910

Total assets	$259,568	$100,137	$(69,060)	$290,645

The following table presents segment information for the three months ended September 30, 2004 and 2003:

2004	Commercial			Consolidated
(dollars in thousands)	Banking	Mortgage	Elimination	Totals
Revenues:
Interest income	$4,514	$619	$(380)	$4,753
Gain on sale of loans	—	5,605	(9)	5,596
Other	1,180	1,291	(434)	2,037

Total operating income	$5,694	$7,515	$(823)	$12,386

Expenses:
Interest expense	$1,832	$358	$(380)	$1,810
Salaries and employee benefits	1,051	4,163	—	5,214
Other	1,471	2,754	(443)	3,782

Total operating expenses	$4,354	$7,275	$(823)	$10,806

Income before income taxes	$1,340	$240	$—	$1,580

Total assets	$373,896	$89,282	$(73,239)	$389,939

2003	Commercial			Consolidated
(dollars in thousands)	Banking	Mortgage	Elimination	Totals
Revenues:
Interest income	$3,256	$1,238	$(752)	$3,742
Gain on sale of loans	—	4,496	—	4,496
Other	294	4,209	(115)	4,388

Total operating income	$3,550	$9,943	$(867)	$12,626

Expenses:
Interest expense	$1,237	$751	$(752)	$1,236
Salaries and employee benefits	906	5,077	—	5,983
Other	799	3,397	(115)	4,081

Total operating expenses	$2,942	$9,225	$(867)	$11,300

Income before income taxes	$608	$718	$—	$1,326

Total assets	$259,568	$100,137	$(69,060)	$290,645

NOTE 7 – EARNINGS PER SHARE (EPS):

The following tables show the calculation of both Basic and Diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003 respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three months	Three months
	Ended	Ended
	September 30, 2004	September 30, 2003
	(In thousands except per share data)
BASIC EARNINGS PER SHARE:
Net Income	$1,049	$1,006
Weighted average shares outstanding	3,950,613	3,484,500
Basic Earnings per share	$0.27	$0.29
DILUTED EARNINGS PER SHARE:
Net Income	$1,049	$1,006
Weighted average shares outstanding	3,950,613	3,484,500
Stock options and warrants	748,448	1,032,355

	4,699,061	4,516,855
Diluted earnings per share	$0.22	$0.22

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2003
	(In thousands except per share data)
BASIC EARNINGS PER SHARE:
Net Income	$2,599	$3,127
Weighted average shares outstanding	3,687,695	3,498,667
Basic Earnings per share	$0.70	$0.89
DILUTED EARNINGS PER SHARE:
Net Income	$2,599	$3,127
Weighted average shares outstanding	3,687,695	3,498,667
Stock options and warrants	855,587	873,764

	4,543,282	4,372,431
Diluted earnings per share	$0.57	$0.72

NOTE 8. OTHER EXPENSES

The Corporation had the following other expenses for the nine months ended September 30, 2004 and 2003.

Other Expenses	September 30,	September 30,
(In Thousands)	2004	2003
Advertising and Promotional Expense	$1,675	$3,087
Investor Fees	465	799
Management Fees	1,524	1,873
Other	4,273	4,468

	$7,937	$10,227

NOTE 9. DERIVATIVES

     The Access National Mortgage Corporation (the “Mortgage Corporation”) enters into rate lock commitments to extend credit to borrowers for generally a 30 to 60 day period for the origination of loans. Unfunded loans for which commitments have been entered into are called “pipeline loans”. Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose the Mortgage Corporation to variability in their fair value due to changes in interest rates. If interest rates increase, the value of these rate lock commitments decreases. Conversely, if interest rates decrease, the value of these rate lock commitments increases.

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

     The notional amount of undesignated forward loan sale commitments was $23.3 million on September 30, 2004 and $9.5 million at December 31, 2003. The notional amount of undesignated interest rate lock commitments was $29.7 million on September 30, 2004 and $9.7 million at December 31, 2003. The commitments expire in 2004.

Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in other income (in thousands):

	September 30,
	2004	2003
Unrealized Loss on undesignated forward loans sale commitments recognized to income	$(44)	$—
Gain on undesignated interest rate lock commitments recognized to income	41	—

	$(3)	$—

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

     Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

     On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

     EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the three and nine months ended September 30, 2004. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

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

Derivative Financial Instruments – The Mortgage Corporation enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 60 days.

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

FINANCIAL CONDITION (September 30, 2004 compared to December 31, 2003)

     The Corporation’s assets totaled $389.9 million at September 30, 2004, an increase of $132.9 million or 52% from year end 2003. The Corporation continues to experience strong growth in assets as loan demand remained strong at the Bank during the first nine months of 2004. Net loans held for investment, originated by the Bank, increased $87.1 million over year end. The growth in loans held for investment is the direct result of management’s strategy to attract experienced loan officers with contacts and a base of business. This strategy was employed during 2003 and is now showing direct positive results. Loans held for sale totaled $57.3 million, up $27.6 million from December 31, 2003. The mortgage market was down during the fourth quarter of 2003 due to rising interest rates and a seasonal decline in activity. Mortgage volumes moderately improved from the fourth quarter of 2003 during the first nine months of 2004, but they are still substantially below the levels of the first nine months of 2003. Management expects to continue its strategy of increasing the staff to support future growth in the Loans Held For Investment. The future balances in the Loans Held for Sale category will continue to experience volatility due to fluctuations of interest rates. The balances of this short term investment fluctuate daily as necessary to support loan origination and secondary market sales activities. Management does not view the Loan Held for Sale balance as a meaningful indicator of performance.

     Asset growth during the period was supported through a combination of deposit growth, short term borrowings and wholesale funding sources. Total Deposits increased $55.5 million from $198.2 million at December 31, 2003 to $253.7 million on September 30, 2004. Of this increase, Non-Interest Bearing accounts increased $30.9 million, Savings and Money Market accounts increased $17.2 million and Time Deposits increased $7.4 million. The increase in deposits is attributable to the new relationships generated by our growing commercial lending staff and the expansion into our second banking center located in Reston, Virginia. In July we opened our third banking office in the Vienna/Tyson’s Corner area of Fairfax County, Virginia.

     Short term borrowings increased $58.3 million and were used to meet short term funding needs. Management expects the expanding commercial lending staff and new banking centers to support future deposit growth necessary to fund loan growth. Management expects continued utilization of wholesale Certificates of Deposits and other borrowings as necessary to fund the Loans Held for Sale activity and growth in financial investments.

Securities

     The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, and mortgage backed securities. At September 30, 2004 the securities portfolio totaled $22.6 million and was classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of shareholders’ equity. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $54 thousand on September, 30, 2004

Loans

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

     At September 30, 2004, loans held for investment increased $87.7 million from December 31, 2003 and totaled $277 million. The increase is a result of strong loan demand, expansion of the Bank’s loan officer staffing, and increased name recognition and acceptance of the Bank’s products and services within the marketplace. Management intends to continue to increase loan officer staffing and support in order to facilitate continued growth in the portfolio. The following is a summary of the Loan Portfolio Held for Investment.

Commercial Loans. Commercial Loans represent 15.8% of our held for investment portfolio. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans. Real Estate Construction Loans, also known as construction and land development loans, comprise 11.3% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions. These limits are up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Commercial Real Estate Loans. Also known as “Commercial Mortgages”, loans in this category represent 32.5% of our loan portfolio held for investment. These loans generally fall into one of three situations (in order of frequency): first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and, underwritten to policy standards. These policy standards, approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans. This category includes loans secured by first or second mortgages on one to four family residential properties and represent 29.1% of the portfolio. This portfolio increased over $27.3 million during the first nine months of 2004 and is comprised of predominately adjustable rate mortgages. Within the Residential Real Estate Loan portfolio, the following is a summary of the sub-components.

Home Equity Loans are extended to borrowers in our target market and comprised 9.7% of the total loans held for investment portfolio. Real estate equity is the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrower to borrow against the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Loans are most frequently secured by a second lien on residential property.

1-4 Family Residential First Trust Loans, or “First Mortgage Loans,” are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust Loans, or “Loans Secured by a Second Trust Loans,” are to consumers for use for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.

Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors. Factors considered within this framework include repayment source and capacity, value of the underlying property, credit history, savings pattern and stability. Our underwriting criteria comply with secondary market guidelines and loans are considered sale-able in the event the Corporation needed liquidity. Management expects to continue to grow the adjustable rate mortgage balances in this portfolio through new loans to bank customers and the purchase of loans from the Mortgage Corporation.

Consumer Loans. Consumer Loans make up less than 1% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors. Factors considered within this framework include repayment capacity, collateral value, savings pattern, credit history and stability.

Loans Held for Sale (LHFS) Loans Held for Sale are originated by the Mortgage Corporation, a wholly owned subsidiary of the Bank. Loans of this type are residential mortgage loans underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor.

The LHFS loans are closed in our name and carried on our books as an investment until the loan is delivered to and purchased by an investor. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. LHFS loans are generally carried on our books for less than 30 days. The aggregate volume of LHFS on our balance sheet on any given day can be quite volatile and is not indicative of any performance measures. The total value simply reflects the dollar volume of loans that have recently been settled and are in transit for delivery to the investor. At September 30, 2004 loans held for sale totaled $57.3 million compared to $29.8 million at year end 2003.

     The following table summarizes the Corporation’s loan portfolio (in thousands) as of September 30, 2004.

	September 30	Percent of
	2004	Total
Real Estate — Construction	$31,224	11.27%
Real Estate — Residential	80,647	29.11%
Real Estate — Non-Residential	90,066	32.51%
Home Equity	26,919	9.72%
Leases	3,810	1.38%
Commercial	43,797	15.81%
Consumer	577	0.20%

	$277,040	100%

Allowance For Loan Losses

At September 30, 2004 the allowance for loan loss totaled $3.1 million. Actual loan losses have been insignificant since the Bank’s inception. Our senior credit management, with over 60 years in collective experience in managing similar portfolios in the Bank’s marketplace, concluded the amount of the reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes and trend analysis. Outside of management’s analysis, the reserve adequacy and methodology are reviewed on a regular basis by the Bank’s external auditors, internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve amount or methodology. The overall allowance for loan losses is equivalent to 1.14% of total loans held for investment. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to precisely allocate the composition of the allowance for loan losses by types of loans.

The allowance for loan losses increased $583 thousand during the first nine months 2004 or approximately 22.7%. Total loans increased $87.7 million or 46.3% during the first nine months of 2004,. The allowance for loan losses at September 30, 2004 was 1.14 % of total loans compared to 1.35% at December 31, 2003. Net charge offs from inception through September 30, 2004 have totaled approximately $19 thousand. Since the Bank does not have any historical charge off experience with which to establish trends in loan losses by loan classifications, changes in the composition of the allowance for loan losses are due to volume and changes in individual risk ratings on new and existing loans.

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

An analysis of the Corporation’s allowance for loan losses (in thousands) as of and for the period indicated is set forth in the following tables:

     Allowance for Loan Losses

Balance as of December 31, 2003	$2,565
Charge offs	(8)
Recoveries
Provision	591

Balance as of September 30, 2004	$3,148

Allocation of the Allowance for Loan Losses

	September 30, 2004				December 31, 2003
			Allowance	Allocation of			Allowance	Allocation of
	Amount	Percentage	for Loan Loss	Loan Loss	Amount	Percentage	for Loan Loss	Loan Loss
Commercial	$47,607	17.18%	563	17.88%	$31,759	16.78%	508	19.80%
Commercial real estate	90,066	32.51%	1,192	37.87%	69,128	36.51%	1,054	41.09%
Real estate construction	31,224	11.27%	417	13.25%	13,766	7.27%	220	8.58%
Residential real estate	107,566	38.83%	969	30.78%	73,846	39.01%	772	30.10%
Consumer	577	0.21%	7	0.22%	821	0.43%	11	0.43%
Total loans	$277,040	100%	3,148	100%	$189,320	100%	2,565	100%

Nonperforming Loans And Past Due Loans

     At September 30, 2004 there were three loans in non accrual status totaling $1.5 million. These loans are well secured by first trusts on residential real estate and no loss of principal or interest is anticipated. As of this same date, no accruing loans were past due more than 90 days.

Deposits

     Deposits represent the primary funding source of the Corporation. At September 30, 2004, deposits totaled $253.7 compared to $198.2 million at December 31, 2003, an increase of $55.5 million. Of this increase, Non-Interest Bearing accounts increased $30.9 million, Savings and Money Market accounts increased $17.2 million and Time Deposits increased $7.4 million. The increase is largely a result of new relationships brought in by our commercial lending staff. Additionally, the Bank markets its deposit products on our web page and various other internet web pages. The Bank opened its second banking office in March. The Bank also opened its third banking office, which is located in the Tyson’s Corner area of Fairfax County, in July. Management expects these actions to result in continued growth of non-wholesale deposits. Management expects wholesale deposits and other borrowings to fluctuate as necessary to fund loans and other investments.

Capital Resources

     Total shareholders’ equity was $25.5 million, or 6.53% of total assets at September 30, 2004. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholder’s equity increased by $5.7 million during the nine months ended September 30, 2004. The increase is due to the full retention of $2.6 million in earnings and $3.2 million from the issuance of 473,253 shares of common stock upon the exercise of warrants issued in connection with a common stock offering in the spring of 2002. Other comprehensive income representing unrealized gains on available for sale securities was $54 thousand.

     To date, the Corporation has not paid any cash dividends and does not anticipate doing so in the near term.

     Banking regulators have defined minimum regulatory capital rations that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as Well Capitalized, which is the highest rating. The Table below Risk Based Capital Analysis outlines the regulatory components of capital and risk based capital ratios.

Risk Based Capital Analysis

	September	December
	2004	2003
	(in thousands)
Tier 1 Capital:
Common stock	6,597	5,796
Capital surplus	9,211	6,856
Retained earnings	9,614	7,015
Less disallowed intangibles and goodwill	(141)	—
Subordinated Debt (Trust Preferred Debenture)	8,856	6,500

Total tier 1 capital	34,137	26,167
Tier 2 Capital:
Qualifying subordinated debt and redeemable preferred stock	1,144	3,500
Allowance for loan losses	3,248	2,608

	4,392	6,108

Total Risk Based Capital	38,529	32,275
Risk weighted assets	305,295	208,622

Quarterly average assets	364,816	254,540

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	11.18%	12.54%	4.00%
Total risk based capital ratio	12.62%	15.47%	8.00%
Leverage ratio	9.36%	10.28%	4.00%

RESULTS OF OPERATIONS SEPTEMBER 30, 2004

     Pretax income for the three months ended September 30, 2004 was $1.6 million compared to $1.3 million for the corresponding period of 2003. Net income after tax for the third quarter of 2004 totaled $1.0 million compared to $1.0 million for the same period in 2003. Year to date net income after tax for the nine month period ended September 30, 2004 totaled $2.6 million compared to $3.1 million for the first nine months of 2003. Net Income for the nine month period ended September 30, 2004 reflects a $500 thousand one time gain from the UFM acquisition and $350 thousand in non-operating expenses related to the listing on the Nasdaq in July and management changes in the Mortgage company. The decline in income is primarily due to the Mortgage segment which experienced a decline in mortgage loan production. Loan production during the third quarter of 2004 amounted to $206.0 million compared to $353.5 million for the third quarter of 2003, a 41.7% decline. Mortgage loan production for the first nine months of 2004 amounted to $593.4 million, compared to $1,025.3 million for the same period in 2003. The decline in mortgage loan production is due to a combination of interest rate movements and a decline in the number of requests to refinance. To offset the impact of the decline in refinancing, the Mortgage Corporation is focusing on increasing its market share of purchase financing by increasing the number of experienced loan officers and offering additional products.

     Third quarter income before taxes in 2004 from the Banking segment was $1.3 million versus $608 thousand for the three month period ended September 30, 2003. Income before tax for the nine month period ended September 30 for the Banking segment was $2.9 million compared to $1.6 million for the first nine months of 2003. Income from the banking segment increased by $1.2 million over the same period last year. This increase in income is attributable to a focus on commercial lending, increased name recognition and the addition of experienced professional loan officers all of which expanded our base of business. Earnings were impacted by increased personnel costs associated with an increase in the commercial lending staff and expenses associated with the addition of our two new banking centers. It is expected that income at the Banking segment will continue to improve as new loan officers and the new banking centers increase our base of business and market share.

     Basic earnings per common share for the third quarter of 2004 amounted to $.27 per share, down from $.29 per share in 2003. The decrease is due to the increase in shares outstanding in 2004 due to the exercise of 473,253 warrants. Diluted earnings per share for the third quarter were unaffected by the warrant exercises and remained unchanged from 2003 at $.22 per share. Basic earnings per share for the nine months ended September 30, 2004 were $.70 and diluted earnings per share year to date were $.57, down from $.89 and $.72 respectively for the first nine months of 2003. The decline in earnings per share is due in part to 473,253 new shares issued upon the exercise of warrants. This share issuance brought in approximately $3.2 million in new capital.

     Interest and fees on loans increased $1.7 million in the nine months ended September 30, 2004 over the same period of 2003 reflecting the $87.7 million increase in loans held for investment. Non –interest income totaled $20.7 million for the nine months ended September 30, 2004 compared to $26.8 million for the same period of 2003, a decrease of $6.1 million. The $6.1 million decline is due to the decrease in gains on the sale of loans.

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

     The composition of the consolidated earnings has seen a significant change over the last one year as a result of the strategies employed by the management in the banking segment and the effects of the general market conditions on the mortgage segment. In the three months ended September 30, 2004 the banking segment accounted for 84.8% of the consolidated earnings while the mortgage segment accounted for 15.2%. This compared to 45.8% and 54.2% respectively for the two segments for the same period in 2003. For the nine month period ended September 30, 2004 the banking segment accounted for 72% of the consolidated earnings while the mortgage segment contributed 28%. The earnings composition for the same period in 2003 was 33% and 67% by the banking and mortgage segments respectively. The above trend is a reflection of the managements’ strategy of utilizing strong mortgage earnings in 2003 towards the expansion of the banking staff and infrastructure designed to improve future earnings contribution by the bank. Management intends to continue with this strategy causing the banking segment to contribute the majority of future earnings.

Net interest income increased in the third quarter of 2004 to $2.9 million compared to $2.5 million for the same period in 2003. For the nine months ended September 30, 2004, net interest income totaled $8.2 million, up from $6.9 million for the same period in 2003. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets for the first nine months of 2004 increased $46.9 million to $305.2 million compared to $258.3 million in 2003. The increase is primarily due to the growth in the average loans, which increased $44.7 million. The yield on earning assets increased from 5.46% in 2003 to 5.53% in 2004, reflecting the current rate environment. Irrespective of the future interest rate environment, we expect net interest income to continue to increase as a result of our plans to grow the volumes of loans held for investment and core Bank deposits. We plan to accomplish this through continued expansion of our lending staff and client service capabilities serving local depositors.

     Total interest bearing deposits averaged $145.4 million in the first nine months of 2004 compared to $141.9 million in the same period in 2003. Borrowed funds averaged $85.4 million in the first nine months of 2004 compared to $36.7 million in the same period in 2003. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities was 2.55% in the first nine months of 2004 compared to 2.74% in the same period in 2003. The reduced cost of interest bearing liabilities reflects changes in the composition of interest bearing liabilities.

Volume and Rate Analysis
(in thousands)

	Nine Months Ended September 30,
	2004 compared to 2003
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Investments	363	170	193
Loans	1,775	1,987	(212)
Interest bearing deposits	(53)	(56)	3
Federal funds sold	—	—	—

Total Increase (Decrease) in Interest Income	2,085	2,101	(16)
Interest Bearing Liabilities:
Interest-bearing demand deposits	13	20	(7)
Money market deposit accounts	112	134	(22)
Time deposits	(265)	(253)	(12)

Total interest-bearing deposits	(140)	(99)	(41)
FHLB Advances	602	403	199
Securities sold under agreements to repurchase
Other short-term borrowings	51	94	(43)
Trust Preferred	229	216	13

Total Increase in Interest Expense	742	614	128
Increase (Decrease) in Net Interest Income	1,343	1,487	(144)

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
(in thousands)

	Period Ended September 30,
	2004			2003
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest earning assets:
Securities	$22,742	$606	3.55%	$13,379	$243	2.42%
Loans	276,454	11,998	5.79%	231,792	10,223	5.88%
Interest bearing deposits	6,089	48	1.05%	13,125	101	1.03%

Total interest earning assets	305,285	12,652	5.53%	258,296	10,567	5.45%
Non-interest earning assets:
Cash and due from banks	7,299			5,275
Premises and equipment	7,940			672
Other assets	1,373			4,577
Less: allowance for loan losses	(2,825)			(2,299)

Total non-interest earning assets	13,787			8,225

Total Assets	$319,072			$266,521

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$8,413	$65	1.03%	$6,080	$52	1.14%
Money market deposit and savings accounts	30,602	319	1.39%	18,442	207	1.50%
Time deposits	106,342	2,492	3.12%	117,338	2,757	3.13%

Total interest-bearing deposits	145,357	2,876	2.64%	141,860	3,016	2.83%
FHLB Advances	64,139	1,074	2.23%	27,655	472	2.28%
Securities sold under agreements to repurchase and Other short-term borrowings	11,077	90	1.08%	4,908	39	1.06%
Trust Preferred Debenture	10,000	370	4.93%	4,141	141	4.54%

Total interest-bearing liabilities	230,573	4,410	2.55%	178,564	3,668	2.74%

Non-interest bearing liabilities:
Demand deposits	$66,499			$64,636
Other liabilities	3,134			4,954

Total liabilities	300,206			248,154
Shareholders’ Equity	18,866			18,367

Total Liabilities and Shareholders’ Equity:	$319,072			$266,521

Interest Spread	$—		2.98%	$—		2.72%

Net Interest Margin		$8,242	3.60%		$6,899	3.56%

(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non-Interest Income Non-interest income totaled $7.6 million for the three months ended September 30, 2004 compared to $8.9 million in the same period of 2003. Gains on loans held for sale decreased approximately $1.1 million or 18.8% in the three months ended September 30, 2004. For the nine month period ended September 30, 2004, non-interest income totaled $20.7 million compared to $26.8 million in 2003, a decrease of $6.1 million reflecting the decreased volume in mortgage loans during 2004. Future levels of non-interest income depend primarily on the mortgage loan origination volume.

Non-Interest Expense For the three month period ended September 30, 2004, non-interest expense totaled $8.8 million compared to $9.9 million for the same period in 2003, a decrease of approximately 12%. Year to date, non-interest expense totaled $24.4 million at September 30, 2004 compared to $28.3 million at September 30, 2003, a decrease of $3.9 million. The majority of the decreases in expenses are attributable to a drop in mortgage loan origination because a substantial portion of the Mortgage Banking salaries, benefits and other operating expense is variable with loan origination volume.

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

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At September 30, 2004, overnight interest bearing balances totaled $10.7 million and securities available for sale totaled $22.6 million.

     The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At September 30, 2004 the Corporation had lines of credit with the Federal Home Loan Bank of Atlanta totaling $150 million and outstanding loans of $80.0 million. The interest rates on these lines of credit are variable rates that are subject to change daily. Included in the $80.0 million in borrowings at the Federal Home Loan Bank are term notes in the amount of $28.1 million at a fixed rates of interest ranging from 2.7% to 4.97%.

     In addition to the lines of credit at the Federal Home Loan Bank, the Bank and Mortgage Corporation also issue repurchase agreements and commercial paper. As of September 30, 2004 outstanding repurchase agreements totaled $2.5 million and commercial paper issued amounted to $19.1 million. The interest rate on these instruments are variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at September 30, 2004 these lines amounted to $16.6 million.

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

     Borrowed Funds Distribution
     (in thousands)

	September 30,	December 31,
	2004	2003
At Period End
FHLB Advances	$51,963	$5,000
FHLB Long Term Borrowings	28,054	14,965
Securities sold under agreements to repurchase	2,524	1,803
Other short term borrowings	14,835	4,253
Trust Preferred Debentures	10,000	10,000

Total at period end	$107,376	$36,021

Average Balances
FHLB Advances	$49,650	$10,788
FHLB Long Term Borrowings	14,489	13,762
Securities sold under agreements to repurchase	2,144	1,381
Other Short term borrowings	8,933	4,510
Trust Preferred Debentures	10,000	5,593

Total average balance	$85,216	$36,034

Average rate paid on all borrowed funds	2.55%	2.74%

Interest Rate Sensitivity Management

     The Corporation’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Corporation manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee. The Asset Liability Committee meets periodically and has responsibility for formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The objective of the policy and process administered by this function is to define and contain the exposure to earnings and economic value of the Corporation under different interest rate scenarios. As of September 30, 2004 the Corporation is considered Asset Sensitive. This means that interest earning assets generally mature or re-price more frequently than corresponding liabilities. Generally, in a rising rate environment income will increase as a result of being asset sensitive. The following table, Interest Sensitivity Analysis, reflects the maturity or re-pricing of assets and liabilities.

Interest Sensitivity Analysis
Use fair value

	September 30, 2004					December 31, 2003
	Maturing or Repricing					Maturing or Repricing
	Within	4 - 12	1 -5	Over		Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total	3 Months	Months	Years	5 Years	Total
		(Dollars in thousands)					(Dollars in thousands)
Interest Earning Assets:
Securities	1,001	—	17,564	3,989	22,554	—	—	14,232	8,946	23,178
Loans held for sale	57,310				57,310	29,756	—	—	—	29,756
Loans	125,776	16,916	121,462	12,886	277,040	40,025	22,301	73,534	53,460	189,320
Interest bearing deposits	10,753	—	—	—	10,753	286	—	—	—	286
Federal funds sold	1,008	—	—	—	1,008	—	—	—	—	—

Total interest earning assets	195,848	16,916	139,026	16,875	368,665	70,067	22,301	87,766	62,406	242,540
Interest bearing liabilities:
Interest-bearing demand deposits	9,838	—	—	—	9,838	7,047	—	—	—	7,047
Money market deposit accounts	35,338	—	—	—	35,338	20,981	—	—	—	20,981
Savings accounts	551	—	—	—	551	500	—	—	—	500
Time deposits & IRAs	18,023	44,324	49,248	5,222	116,817	37,225	19,166	47,780	5,265	109,436

Total interest-bearing deposits	63,750	44,324	49,248	5,222	162,544	65,753	19,166	47,780	5,265	137,964
FHLB Advances	51,963				51,963	5,000	—	—	—	5,000
Sec sold under agreements to repurch	2,524	—	—	—	2,524	1,803	—	—	—	1,803
Other short-term borrowings	14,835	—	—	—	14,835	4,253	—	—	—	4,253
Long Term Borrowings	—	—	19250	8,804	28,054	—	—	10,500	4,465	14,965
Trust Preferred Capital Notes	10,000	—	—	—	10,000	10,000	—	—	—	10,000

Total interest-bearing liabilities	143,072	44,324	68,498	14,026	269,920	86,809	19,166	58,280	9,730	173,985

Period Gap	$52,776	$(27,408)	$70,528	$2,849	$98,745	$(16,742)	$3,135	$29,486	$52,676	$68,555

Cumulative Gap	$52,776	$25,368	$95,896	$98,745	$98,745	$(16,742)	$(13,607)	$15,879	$68,555	$68,555

Cumulative Gap / Total Earning Assets	14.32%	6.88%	26.01%	26.78%	26.78%	-6.90%	-5.61%	6.55%	28.27%	28.27%

Off-Balance Sheet Items

     In the ordinary course of business, the Bank issues commitments to extend credit and, at September 30, 2004, these commitments amounted to $12.5 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

     At September 30, the Bank had approximately $34.7 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

     The Corporation uses a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of September 30, 2004. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended September 30, 2004 over a twelve month period, an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 10.68%. An immediate 50 basis points decline in interest rates would result in a decrease in net interest income by 5.74%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other information

     None

Item 6. Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Access National Corporation, as amended on March 26 and April 19, 2004. Incorporated by reference to Exhibit 3.1 to Form 10-KSB/A, filed April 23, 2004.

3.2	Bylaws of Access National Corporation. Incorporated by reference to Exhibit 3.2 to Form 8-K12G3 filed with the SEC on July 19, 2002.

4.0	Form of Common Stock Certificate of Access National Bank. Incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003.

10.1*	Employment Letter Agreement between Access National Bank and Michael W. Clarke. Incorporated by reference to Exhibit 10.1 to Form 10-KSB filed with the SEC on March 31, 2003.

Exhibit #	Description
10.2*	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker. Incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003.

10.3*	Employment Letter Agreement between Access National Bank and Charles Wimer. Incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003.

10.4*	Employment Agreement between Mortgage Investment Corporation (now Access National Mortgage Corporation) and Michael Rebibo. Incorporated by reference to Exhibit 10.4 to Form 10-KSB filed with the SEC on March 31, 2003.

10.5	Access National Bank 1999 Stock Option Plan. Incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003.

10.6	Lease agreement between Access National Bank and William J. Spencer and Blanca C. Spencer. Incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003.

10.7	Lease agreement between Access National Mortgage Corporation and WJG LLC. Incorporated by reference to Form 10-KSB filed with the SEC on March 31, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer.

*	Management contract

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS NATIONAL CORPORATION
(Registrant)

November 12, 2004	By:	/s/Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer (principal executive officer)

November 12, 2004	By:	/s/Charles Wimer
Charles Wimer, Executive Vice President
and Chief Financial Officer (principal financial officer)