Form 10-K
period 2004-12-31
ACCESS NATIONAL CORP
filed 2005-03-31
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-49929

Access National Corporation

(Exact name of registrant as specified in its charter)

Organized under the laws of Virginia	82-0545425

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1800 Robert Fulton Drive, Suite 310, Reston, Virginia 20191

(Address of principal executive office) (Zip Code)

(703) 871-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class n/a	Name of each exchange on which registered n/a

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock $1.67 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $41,827,000.

As of March 23, 2005, there were 3,959,324 shares of Common Stock, par value $1.67 per share of Access National Corporation issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 24, 2005, are incorporated by reference in Part III of this Form 10K.

Access National Corporation
FORM 10-K
INDEX

PART I

In addition to historical information, the following report contains forward looking statements that are subject to risks and uncertainties that could cause the Corporation’s actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the Report.

ITEM 1 – BUSINESS

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

Access National Bank is the primary operating business of the Corporation. The Bank provides commercial credit, deposit and mortgage services to the middle market businesses and associated professionals, primarily in the greater Washington, D.C. area. The Bank was organized under federal law as a national banking association to engage in a general banking business to serve the communities in and around Northern Virginia. The Bank opened for business on December 1, 1999 at 14006 Lee-Jackson Memorial Highway in Chantilly, Virginia. The headquarters for the Corporation, Bank and Access National Mortgage Corporation (the “Mortgage Corporation”) is located at 1800 Robert Fulton Drive, Reston, Virginia. Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation. The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and associated individuals. The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels.

Revenues are derived from interest and fees received in connection with loans, deposits and investments. Interest paid on deposits and borrowings are the major expenses followed by administrative and operating expenses.

The economy, interest rates, monetary and fiscal policies of the federal government and regulatory policies have a significant influence on the banking industry.

The Bank has experienced consistent growth and profitability since inception. Our goal is to become a leading provider of financial services to small to medium sized businesses, and professionals in Northern Virginia. Our strategy is to know the needs of our clients and to deliver the corresponding financial services. We employ highly qualified personnel and emphasize the use of the latest technology in operations and the services we provide. Our marketing efforts are directed to prospective clients that value high quality service and that are, or have the potential to become highly profitable.

Assets at year end totaled over $420.0 million and net income amounted to $3.3 million. The Bank operates from three banking centers located in Chantilly, Tysons Corner and Reston, Virginia and online at www.accessnationalbank.com. Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities

On December 1, 1999, the Bank acquired Access National Mortgage Corporation, formerly known as Mortgage Investment Corporation. Access National Mortgage Corporation is headquartered in Reston, Virginia. Access National Mortgage Corporation specializes in the origination of conforming and non-conforming residential mortgages primarily in the greater Washington, D.C. Metropolitan Area and the surrounding areas of its branch locations. Access National Mortgage Corporation has established offices throughout Virginia, in Roanoke, Richmond, Reston, Fredericksburg, Staunton and Vienna. Offices outside the state of Virginia include Westminster and Crofton in Maryland, Sunrise in Florida, Nashville in Tennessee and Denver in Colorado.

On April 10, 2002 the Bank acquired Access National Leasing Corporation (the “Leasing Corporation”), formerly known as Commercial Finance Corporation. The Leasing Corporation is presently inactive. However commercial and industrial lease financing is offered through and managed by the bank.

On May 19, 2003 the Bank formed Access Real Estate LLC (“Access Real Estate”). The sole purpose of forming Access Real Estate was to acquire and hold title to real estate for the Corporation. On July 10, 2003, Access Real Estate acquired a 45,000 square foot, three story office building located at 1800 Robert Fulton Drive in Reston, Virginia at a cost of approximately $7.1 million that serves as the corporate headquarters for the Corporation, Bank, and Mortgage Corporation.

On July 19, 2004, the Corporation’s common stock commenced trading on the NASDAQ National Market system under the ticker symbol “ANCX”.

On August 17, 2004, the Bank acquired 100% of the common stock in United First Mortgage Corporation (“UFM”) from Community First Bank N.A of Bluefield, Virginia in a stock purchase transaction. The transaction resulted in the Bank recognizing extraordinary income during the third quarter in the amount $330 thousand, net of income taxes. The operations of United First Mortgage Corporation have been merged into that of the Mortgage Corporation and the corporate entity acquired is now inactive.

Our Strategy – historical and prospective

We consider our business to be a young and emerging enterprise that is well positioned to be an effective competitor in the financial services industry over the long term. Our view of the financial services market place is that community banks must be effective in select market niches that are under-served and stay clear of competing with large national competitors on a head to head basis for broad based consumer business. We started by organizing a de novo national bank in 1999. The focus of the bank was and is serving the small to middle market businesses and their associated professionals in the greater Washington D.C Metropolitan Area. We find that large national competitors are ineffective at addressing this market as it is difficult to distinguish where business’s financial needs stop and the personal financial needs of that business’s professionals start. Emerging businesses and the finances of their owners are best served hand-in-hand.

Our core competency is judgmental discipline of commercial lending based upon personnel and practices that help our clients strategize and grow their businesses from a financial perspective. As financial success takes hold in the business, personal goals and wealth objectives of the business owners become increasingly important. Our second competency is a derivative of the first. We have the personnel and know how to provide private banking services, the skills and strategy that assist our individual clients to acquire assets, build wealth and manage their resources. Mortgage banking and the related activities in our model goes hand-in-hand with supplying effective private banking services. Unlike most banking companies, the heart of our Mortgage Corporation is ingrained into our commercial bank, serving the same clients side-by-side in a coordinated and seamless fashion. Lending is not enough in today’s environment. The credit services must be backed up by competitive deposit and cash management products and operational excellence. We have made significant investments in skilled personnel and the latest technology to ensure we can deliver on these promises.

The acquisition of our Mortgage Corporation in 1999 provided two key benefits to our strategy: 1) it solidified our second competency from a personnel and operational perspective, that would have taken years to replicate with organic growth alone; and 2) it provided a fee income and, overhead base from which to launch a new banking business. Strong profits and cash flow from the Mortgage Corporation in the early years subsidized the growth and development of the Bank and allowed for the acceleration of its growth plans and, in time, the profitability.

The long term goal was and is to generate 70-80% of the Corporation’s earnings from the core business bank, with the rest of our consolidated earnings to be generated from related fee income activities. At the present time, the sole related activity remains our Mortgage Corporation. We will consider entering other related fee income businesses that serve our target market as opportunities, market conditions and our capacity dictate. A detailed review of the “Segment Reporting” elements of the financial statements and analysis readily reveal that contribution from our Banking Segment has grown steadily.

The acquisition of United First Mortgage Corporation in 2004 allowed us to acquire mortgage offices and skilled professionals that are more consistent with our core bank strategy while jettisoning other offices that no longer fit strategically. This strategic acquisition has helped us more closely align the activity of our two key business segments.

We expect to grow our business bank by continuing to hire skilled personnel, train our own and provide a sound infrastructure that facilitates the success of businesses, their owners and key personnel, not only today but tomorrow and on into the ensuing decades.

Lending Activities

The Bank’s lending activities involve commercial loans, commercial real estate loans, commercial and residential real estate construction loans, residential mortgage loans, home equity loans, and consumer loans. These lending activities provide access to credit to small businesses, professionals and consumers in the greater Washington, D.C. Metropolitan Area. Loans originated by the Bank are classified as loans held for investment. The Mortgage Corporation originates residential mortgages and home equity loans that are only held temporarily pending their sale to third parties and in some cases the Bank. The Mortgage Corporation also brokers loans that do not conform to existing products offered. Each of our principal loan types are described below.

At December 31, 2004 loans held for investment totaled $292.6 million compared to $189.3 million at year end 2003. The increase in loans is attributable to additional lending officers and the purchase of $24.1 million in first trust mortgage loans from our mortgage subsidiary. The Bank is predominantly a secured lender. Secured loans comprise over 99% of the total loan portfolio. Table 4, Loan Portfolio, reflects the composition of loans held for investment.

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

We have an established credit policy that includes procedures for underwriting each type of loan and lending personnel have been assigned specific authorities based upon their experience. Loans in excess of an individual loan officer’s authority are presented to our Loan Committee for approval. Our Loan Committee meets weekly to facilitate a timely approval process for our clients. Loans are approved based on the borrower’s capacity for credit, collateral and sources of repayment. Loans are actively monitored to detect any potential performance issues. We manage our loans within the context of a risk grading system developed by management based upon extensive experience in administering loan portfolios in our market. Payment performance is carefully monitored for all loans. When loan repayment is dependent upon an operating business or investment real estate, periodic financial reports, site visits and select asset verification procedures are used to ensure that we accurately rate the relative risk of our assets. Based upon criteria that are established by management and the Board of Directors, the degree of monitoring is escalated or relaxed for any given borrower based upon our assessment of the future repayment risk.

Loan Portfolio – Loans Held for Investment. The composition of Loans Held for Investment is summarized in Table 4. The table and numbers discussed in this section do not reflect information regarding Loans Held for Sale.

Commercial Loans: Commercial Loans represent 16.6% of our held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 11.3% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Commercial Real Estate Loans: Also known as “Commercial Mortgages”, loans in this category represent 33.1% of our loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represent 38.8% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 19.6%; First Trust Mortgage Loans 76.3%; Loans Secured by a Junior Trust 1.3%; Multi-family loans and loans secured by Farmland 2.8%.

Home Equity Loans: are extended to borrowers in our target market. Real estate equity is the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Loans are most frequently secured by a second lien on residential property. 1-4 Family Residential First Trust Loan, or “First Mortgage Loan,” proceeds are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust Loans, or “Loans Secured by a Second Trust Loans,” are to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.

Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.

Consumer Loans: Consumer Loans make up less than 1% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment capacity, collateral value, savings pattern, credit history and stability.

Loans Held for Sale (LHFS) Loans Held for Sale are originated by Access National Mortgage Corporation, a wholly owned subsidiary of Access National Bank. Loans of these types are residential mortgage loans extended to consumers underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor.

The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor. In 2004, we originated $598 million of loans processed in this manner. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. At December 31, 2004 loans held for sale totaled $36.2 million compared to $29.8 million at year end 2003. The increase in loans held for sale at year end 2004 is due to the expansion in our bulk loan sale initiative. This initiative entails accumulating loans, the interest rate for which has not been locked with an investor, and then obtaining bids on a large pool of loans. During the accumulation period the interest rate risk is managed by issuing forward commitments.

Broker Loans

Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. In 2004, we originated a total volume of $182 million in residential mortgage loans under these types of delivery methods. Brokered loans accounted for 23.4% of the total loan volume of Access National Mortgage Corporation.

Deposits

Deposits, the primary funding source for loans, totaled $317.4 million at December 31, 2004 and were comprised of Non-interest bearing demand deposits in the amount of $94.1 million, Savings and Interest Bearing deposits in the amount of $103.3 million and Time deposits in the amount of $120.0 million. Total deposits increased $119.2 million or 60% over December 31, 2003 and provided funds for the increased loan volume. We offer a variety of deposit accounts that have varying rates and terms. Our deposits are primarily from our local market. We utilize professional loan officers as our direct sales force in marketing both loans and deposits. Our primary focus with respect to core deposit activities is upon the business deposits in our market. Our goal is to expand the deposit base by adding personnel, opening new offices, direct marketing and traditional media advertising. Our customer service focus is mainly on our business and professional customers, which usually generate more referrals for additional new business than do retail account holders. Growth in deposits from 2003 to 2004 is attributable to the above efforts. Deposit growth is expected to continue at a rapid yet lesser percentage of growth as the Bank continues to expand its customer base and build name recognition. We use Wholesale deposits for specific funding requirements and to support the short term loans held for sale program. Table 7, Average Deposits and Average Rates Paid, details the composition of deposits.

Time Deposits represent 37.8% of total deposits on December 31, 2004, as compared to 55.22% on December 31, 2003. Time deposits increased by 9.66% over December 31, 2003.

Non-Interest Bearing Deposits represent 29.7% of the total deposits. Most of this activity relates to the operating accounts of businesses within our target market. There is a high degree of cross-over between these accounts and our clients who are commercial loan customers or who anticipate becoming loan customers.

Savings and Interest Bearing Deposits represent 32.5% of the total deposits and generally belong to businesses and professionals in the target market. Many of these depositors are also borrowers.

Interest bearing demand deposits represent 2.8% of total deposits and are mostly from individuals, professionals and non-profit organizations within the target market.

Brokered or “Wholesale” deposits account for 17.0% ($53.9 million) of total deposits. Wholesale depositors are outside of the target market and place their deposit with us solely due to the interest rate paid. Together with other funding sources, we use these types of deposits to fund the short term cash needs associated with the Loans Held For Sale program discussed under “Loans” as well as to carry long term investments such as “Mortgage Loans Held for Investment” and our real estate.

Market Area

Access National Corporation, Access National Bank, and Access National Mortgage Corporation are headquartered in Fairfax County and serve the Northern Virginia region. Fairfax County is a diverse and thriving urban county. As the most populous jurisdiction in both Virginia and the Washington D.C. Metropolitan Area, the County’s population exceeds that of seven states. The median household income of Fairfax County is one of the highest in the nation. Northern Virginia had a population of 2.16 million according to the 2000 Census. The proximity to Washington, D.C. and the influence of the federal government and its spending provides somewhat of a recession shelter.

Competition

The Bank competes with virtually all banks and financial institutions, which offer services in its market area. Much of this competition comes from large financial institutions headquartered outside the state of Virginia, each of which has greater financial and other resources to conduct large advertising campaigns and offer incentives. To attract business in this competitive environment, the Bank relies on personal contact by its officers and directors, local promotional activities, and the ability to provide personalized custom services to small businesses and professionals. In addition to providing full service banking, the Bank offers and promotes alternative and modern conveniences such as internet banking, automated clearinghouse transactions and offers courier services for commercial clients.

Employees

At December 31, 2004 the Corporation and its subsidiaries had 220 employees. The Bank recruits experienced and motivated personnel and emphasizes the use of technology. Employee relations have been good.

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

General. The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Corporation is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which aimed at improving corporate governance and reporting procedures and requires expanded disclosure of the Corporation’s corporate operations and internal controls. The Corporation is already complying with new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Although the Corporation anticipates that it will incur additional expense in complying with the provisions of the SOX and the resulting regulations, management does not expect that such compliance will have a material impact on the Corporation’s financial condition or results of operations.

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

A bank holding company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the FRB has determined by regulation or order are so closely related to banking as to be a proper incident to banking. In making these determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that outweigh possible adverse effects.

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

Dividends. There are regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its Common Stock. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, non-cumulative perpetual preferred stock, minority interests in consolidated subsidiaries and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets level of 8% (the “Risk-based Capital Ratio”). Of the total 8%, at least 4% of the total qualifying capital to weighted risk assets (the “Tier 1 Risk-based Capital Ratio”) must be Tier 1 capital.

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain

Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2004, the Corporation and Bank both met all applicable capital requirements imposed by regulation.

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

As of December 31, 2004, both the Corporation and the Bank were considered “well capitalized.”

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

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incidental or complimentary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

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

We do not believe that the GLBA has had a material adverse impact on the Corporation’s or the Bank’s operations. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation. The GLBA may have the result of increasing competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources.

The GLBA and certain other regulations issued by federal banking agencies also provide new protections against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Federal Home Loan Bank (FHLB) of Atlanta. The Bank is a member of the FHLB of Atlanta, which is one of twelve regional FHLBS that provide funding to their members for making housing loans as well as for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the Bank.

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

Reporting Terrorist Activities. The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

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

ITEM 2 — PROPERTIES

The Bank and the Mortgage Corporation leases offices that are used in the normal course of business. The principal executive office of the Corporation, Bank and Mortgage Corporation is owned by Access Real Estate LLC, a subsidiary of the Bank and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank leases offices in Chantilly and Vienna, Virginia. The Mortgage Corporation leases offices in Vienna, Richmond, Fredericksburg, Roanoke and Staunton, Virginia. The Mortgage Corporation leases two offices in Maryland located at Crofton and Westminster in addition to the offices in Florida, Tennessee and Colorado.

ITEM 3 – LEGAL PROCEEDINGS

The Bank is a party to legal proceedings arising in the ordinary course of business. Management is of the opinion that these legal proceedings will not have a material adverse effect on the Corporations’ financial condition or results of operations. From time to time the Bank may initiate legal actions against borrowers in connection with collecting defaulted loans. Such actions are not considered material by management unless otherwise disclosed.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In July 2004, Access National Corporations’ common stock became listed on the National Association of Securities Dealers, Inc. Automated Quotations (“NASDAQ”) national market system and is quoted under the symbol of “ANCX”

Set forth below is certain financial information relating to the Corporation’s common stock price history. Prices for the third and fourth quarter of 2004 reflect transactions executed on NASDAQ. The stock prices prior to the third quarter of 2004 reflect the prices paid in the indicated periods in the actual private trades of which the Corporation is aware. There may have been other transactions of which the Corporation is unaware. Due to the limited volume of trading in the Corporation’s common stock, these transactions do not necessarily reflect the intrinsic or market value of the stock at the time they were completed.

	2004		2003		2002
	High	Low	High	Low	High	Low
First Quarter	$16.00	$14.00	$10.00	$9.33	$6.75	$6.67
Second Quarter	$16.00	$14.00	$14.00	$10.00	$6.75	$6.67
Third Quarter	$14.95	$12.75	$15.00	$13.00	$7.33	$6.33
Fourth Quarter	$14.27	$13.01	$16.00	$14.00	$8.67	$6.33

*Prices have been adjusted for all stock splits and dividends.

As of March 23, 2005, the Corporation had 3,959,324 outstanding shares of Common Stock, par value $1.67 per share, held by approximately 400 shareholders of record.

The Corporation has not declared any cash dividends. Payment of dividends is at the discretion of the Corporation’s Board of Directors, is subject to various federal and state, regulatory limitations, and is dependent upon the overall performance and capital requirements of the Corporation.

On April 10, 2002 the Bank issued 7,500 restricted shares (22,500 adjusted) of common stock (with a market value of approximately $150,000) in exchange for 100% of the shares of Commercial Finance Corporation (now known as Access National Leasing Corporation). These shares of common stock were exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 due to the Bank’s status as a National Bank. These shares were subsequently cancelled.

On April 15, 2002 the Bank sold 162,500 (487,500 adjusted, 3,000 of which were subsequently forfeited) shares of its common stock under a rights offering to existing shareholders and employees at a price of $18.00 per share and a par value of $5.00 ($6.00 and $1.67 adjusted). The total offering price was $2,925,000. The offering was not underwritten and there were no underwriters’ discounts or commissions. A Series B warrant to purchase one share of common stock accompanied each share purchased, for a total of 162,500 (487,500 adjusted) Series B warrants issued in this rights offering. The Series B warrants were exercisable immediately at an exercise price of $20.00 per share at any time to and including June 4, 2004. In June 2004, 97% of the Series B Warrants were exercised that resulted in proceeds to the Corporation of $3.1 million. Both the shares of common stock and the Series B warrants were exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 due to the Bank’s status as a National Bank.

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

At December 31, 2004 there are 524,610 outstanding Series A warrants. The Series A warrants were issued by the Bank in December 1999 to th e organizing shareholders of the Bank (in conjunction with the organization of the Bank) and the shareholders of Mortgage Investment Company (in conjunction with the acquisition by the Bank of Mortgage Investment Company). Each Series A warrant is exercisable for one share of common stock at an exercise price of $3.33. As of December 31, 2004, 524,610 of the Series A warrants had vested and were exercisable.

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

On June 4, 2004, 473,253 shares were issued at a par value of $1.67. These shares represent the exercise of warrants issued in conjunction with the April 15, 2002 rights offering. This resulted in a capital injection to the Corporation of $3.1 million.

Issuer Purchases of Equity Securities
For the Quarter Ended December 31, 2004

Total Number of Shares Purchased	Average Price Paid Per Share
24,969	$14.39

24,969	$14.39

During the fourth quarter of 2004 the Corporation repurchased 5,617 shares of restricted stock from former employees. The Corporation also repurchased 18,370 shares of unrestricted stock from a former employee. These transactions were executed at the existing market price.

ITEM 6 – SELECTED FINANCIAL DATA

Information relating to selected financial data is in Table 1.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the twelve months ended December 31, 2004 and 2003. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency, U.S. Treasury and the FRB, the economy of Northern Virginia, including governmental spending and real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

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

Derivative Financial Instruments
Access National Mortgage Corporation carries all derivative instruments at fair value as either assets or liabilities in the consolidated balance sheets. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”), provides specific accounting provisions for derivative instruments that qualify for hedge accounting. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in Statement 133.

See Notes 1, 10 and 11 to the financial statements for additional information on Derivatives.

FINANCIAL CONDITION

Asset Summary

The Corporation completed its fifth year of operation continuing its trend of significant growth in assets. Total assets at December 31, 2004 were $420.0 million, an increase of $162.7 million. The growth in assets is comprised of a $103.3 million increase in loans held for investment, a $6.5 million increase in loans held for sale, a $28.2 million increase in investment securities and a $24.4 million increase in cash and interest bearing balances. Total assets averaged $341.1 in 2004, approximately $77.7 million higher than total average assets for 2003.

The growth in assets was funded by a $33.9 million increase in non interest bearing deposits, a $74.7 million increase in savings and interest bearing deposits and a $10.6 million increase in time deposits. Short term borrowings increased $26.0 million and long term borrowings increased $12.0 million. Shareholders equity increased $6.2 million resulting from net income of $3.3 million, the exercise of warrants and options net of stock repurchased amounting to $3.3 million less the unrealized holdings loss relating to investments available for sale of $0.1 million.

Management plans to pursue continued growth in our asset base through the productivity of our existing Loan Officers and Client Service personnel that we employ to establish and maintain banking relationships with clients and prospects in our target market. Management also plans to expand its Loan officer and Client Service personnel to further drive growth. Successful expansion of these relationships increases the volume of loans and deposits on our books and creates mortgage origination / fee income opportunities.

The following discussions by major categories explain the changes in financial condition in more detail.

Cash and Cash Equivalents

Cash and cash equivalents consisting of cash and due from banks and interest bearing deposits in other banks totaled $30.5 million at December 31, 2004 compared to $6.1 million in 2003, an increase of $24.4 million. The increase was due in part to an increase in deposits associated with business operating accounts and the receipt of funds from the sale of loans.

Investment Securities

The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, mortgage backed securities, Federal Reserve and Federal Home Loan Bank stock. At December 31, 2004 the securities portfolio totaled $51.4 million, up from $23.2 million in 2003. The increase in investments is due to the increase in deposits. All securities were classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of stockholders’ equity. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $7 thousand on December 31, 2004. Table 3, Securities Available for Sale presents the types, amounts and maturity distribution of the securities portfolio.

Loans

Loans held for investment increased approximately $103.3 million to $292.6 million. Commercial loans grew by approximately $16.7 million, a 52.5% increase over last year. Loans secured by commercial real estate loans increased $27.8 million, a 40.2% increase over 2003. The growth in commercial loan products reflects the Corporations commitment to serving the needs of the business and professional community. Our commercial loan officers have established professional relationships with our clients and we are responsive to their credit and other financial needs. This relationship with our clients is responsible for generating new referrals and provides the basis for continued growth. Real estate construction loans increased $19.3 million over last year representing an increase of 140.3%. This loan category is comprised of construction and land development loans, primarily for one to four family residences. The growth is reflective of the current housing environment in our market. Residential real estate loans increased $39.6 million, a 53.6% increase over 2003. This increase is largely attributable to management’s decision to increase the Bank’s variable rate mortgage portfolio and consists of adjustable rate mortgage loans originated by and purchased from the Mortgage Corporation. Consumer loans decreased from $821 thousand to $723 thousand in 2004 as a result of payoffs. The Bank concentrates on providing banking services to the small to medium sized businesses and professionals in our market area. The Bank also offers a complete line of consumer lending products, primarily as a service to the affiliates of our commercial and professional clients. The Bank does not, however, actively market its consumer products at this time, which accounts for the nominal amount of consumer type loans.

Loans held for sale totaled $36.2 million at December 31, 2004 compared to $29.8 million in 2003, an increase of $6.4 million. The increase in loans held for sale is attributable to a change in the way the Mortgage Corporation markets its loans. In 2003 loans were being delivered to investors on a loan by loan basis whereas in 2004 loans are being accumulated, sold and delivered as a pool of loans. This process improves the pricing on the loans. Overall, volume of loan originations was down from 2003 by 37%. Contributing to the decline in loan origination was the closure of four branches as a result of restructuring the branch network. The Mortgage Corporation expects to increase its local presence in 2005.

Management is optimistic that the Bank will experience continued growth in 2005 as a result of continued expansion of the lending staff, a larger business base, better name recognition and a growing reputation for being able to serve the needs of the small to medium size businesses and professionals in our community. We expect that in 2005, the Mortgage Corporation will increase its loan production as a result of increasing its presence in the local area.

Table 4, The Loan Portfolio, presents the major classifications and maturity distribution of loans held for investment at December 31, 2004, 2003 and 2002.

Allowance for Loan Losses

For the year ended December 31, 2004, the allowance for loan loss was $4.0 million, an increase of 56.7% over the $2.6 million at the prior year-end. The increase is attributed to the 54.5% increase in the Loan Portfolio as well as a detailed analysis of risk and loss potential within the portfolio as a whole. Although actual loan losses have been insignificant, our senior credit management, with over 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes and trend analysis. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by, internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve.

The Bank, after five years of operations, does not have a meaningful history of charge offs with which to establish trends in loan losses by loan classifications. As of December 31, 2004 the total net charge offs for the five years was less than $19 thousand dollars. The overall allowance for loan losses is equivalent to approximately 1.37% of total loans held for investment. The schedule in Table 6, Allocation of the Allowance for Loan Losses, reflects the allocation by the different loan types. The methodology as to how the allowance was derived is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.

The allowance for loan losses increased $1.5 million in 2004 or approximately 56.7% over 2003. Total loans increased $103.3 million in 2004, an increase of 54.5%. The allowance for loan losses at December 31, 2004 was 1.37 % of total loans compared to 1.35% in 2003. The allowance for Commercial loans as a percent of the total Commercial loans amounted to 3.0%, compared to 1.6% in 2003. The allowance for Commercial Real Estate loans was 1.27% of total Commercial Real Estate loans in 2003 compared to 1.52% in 2003. The allowance for Residential Real Estate loans as a percent of total Residential Real Estate loans was 0.76% in 2004 compared to 1.05% in 2003. Net charge offs from inception through December 31 2004 have totaled less than $19 thousand. Since the bank does not have a meaningful charge off experience, changes in the composition of the allowance for loan losses are due to volume and changes in individual risk ratings on new loans.

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

With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of December 31, 2004 our evaluation of these factors supported approximately 86.4% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.

When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan loss analysis comprises the “Specific Reserve” and accounted for approximately 22.1% of the total loss reserve. For 2004, this Specific Reserve relates to five loans totaling $2.2 million as of December 31, 2004 that were assigned additional reserves based on an evaluation of the established primary and secondary sources of repayment, which suggested a potential degradation in those sources of repayment.

The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of December 31, 2004 the threshold range for this component was 0.02% to 0.75% of the total loan portfolio and accounted for approximately 13.6% of the total loss reserve.

Nonperforming Loans And Past Due

At December 31, 2004 there were five loans in non accrual status totaling $2.2 million. Subsequent to December 31, 2004 one loan in the amount of $542 thousand was paid in full. Non accrual loans are carefully monitored and specific reserves established as necessary to ensure any estimated loss can be absorbed by the designated reserve. Over $888 thousand of the loss reserve was dedicated as specific reserve to these non-performing loans. In management’s estimate the specific reserve for these loans will be adequate to absorb reasonably foreseeable losses. Management actively works with the borrowers to maximize potential for repayment and reports on the status of the same to the Board of Directors, no less than on a monthly basis.

As of December 31, 2004 no accruing loans were past due more than 90 day.

Deposits

Deposits are the primary source of funding loan growth. Average deposits totaled $235.4 million, a 15.48% increase over 2003. Deposits totaled $317.4 million on December 31, 2004, compared to $198.2 million on December 31, 2003, an increase of $119.2 million. Table 7, Average Deposits and Average Rates Paid, reflects the composition of deposits and interest rates.

Deposits have grown as a result of our increasing client base. Most of our core depositors are borrowers or accounts related to borrowers. Based upon FDIC statistical data, our core deposits expanded to 55.9% of the total deposit base at year end 2004, compared to 53.6% at year end 2003. In an effort to further expand reach to local depositors and further diversify funding sources, we embarked on a promotional program by offering attractive rates on Money Market accounts in the fourth quarter of 2004. As of December 31, 2004, Money Market account balances comprised 29.5% of total deposits, compared to 10.6% at year end 2003. We expect to continue this program but will adjust or discontinue it at any time based upon our constant monitoring of the economic environment, activity in other core account categories and other alternative and proven funding.

Borrowings

Borrowed funds consist of advances from the Federal Home Loan Bank of Atlanta, subordinated debentures (trust preferred), securities sold under agreement to repurchase, federal funds purchased and commercial paper. At December 31, 2004 borrowed funds totaled $74.4 million compared to $36.3 million in 2003. Federal Home Loan Bank advances increased $34.0 million from 2003. The Corporation utilizes short term advances for supplementing the Mortgage Corporation’s funding requirements. Long term advances are used to match fundings and to lock in spreads on Bank term loans. Table 10 provides a break down of all borrowed funds.

Shareholders’ Equity

Shareholders’ equity increased $6.2 million during 2004, primarily due to an increase in retained earnings as a result of current year net income of $3.3 million and the issuance of 479,714 shares of common stock net of shares retired. Of this amount 473,253 shares were issued as a result of warrants from the 2002 rights offering being exercised. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.

Banking regulators have defined minimum regulatory capital ratio that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as Well Capitalized, which is the highest rating. Table 11 Risk Based Capital Analysis, outlines the regulatory components of capital and risk based capital ratios.

RESULTS OF OPERATIONS

Summary

Net income for the year ended December 31, 2004 totaled $3.3 million and includes extraordinary income of $330 thousand, net of taxes. The extraordinary income resulted from the excess of the fair value of net assets acquired over the purchase price of United First Mortgage Inc. Net income compared to 2003 was down 13.1%, primarily due to a 37% decline in mortgage loan originations. Assets totaled $420.0 million on December 31, 2004, up from $257.4 million in 2003, an increase of approximately 63.2%. Total deposits grew by $119.2 million to $317.4 million at December 31, 2004. Loans held for investment totaled $292.6 million at December 31, 2004 compared to $189.3 million in 2003, an increase of approximately 54.5%. The growth in loans was funded by deposit growth and borrowed funds. Return on average assets decreased from 1.45% in 2003 to 0.97% in 2004 due to the larger average asset base. Return on average equity decreased to 14.48% in 2004 from 20.48% in 2003 reflecting the increased number of shares. Diluted earnings per share for 2004 were $.72 down from the $.87 reported last year. See Table 1 Summary Financial Data.

Net Interest Income

Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. During 2004 our net interest margin increased 6 basis points from 3.58% in 2003 to 3.64% in 2004. Table 2 Yield on Average Earning Assets and Rates on Average Interest Bearing Liabilities summarizes the major components of net interest income for the past three years and also provides yields and average balances.

Net interest income increased in 2004 to $11.7 million compared to $9.1 million in 2003. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets increased $65.8 million over the $255.5 million in 2003. The increase is primarily due to the growth in average loans which increased $62.2 million. The yield on earning assets increased from 5.50% in 2003 to 5.67% in 2004 reflecting an increase in yield on all earning asset categories and reflects the current rate environment. See Table 2A Volume and Rate Analysis for the past three years.

Total interest expense increased $1.6 million over the total of $4.9 million in 2003 as a result of increases in interest bearing deposits and increased interest expense on borrowings. Total interest bearing deposits averaged $159.5 million in 2004 compared to $143.3 million in 2003. Borrowed funds averaged $79.7 million in 2004 compared to $36.0 million in 2003. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities was 2.73% in 2004 and 2003.

Provision for Loan Losses

The provision for loan losses charged to operating expense was $1.5 million in 2004 compared to $526 thousand in 2003. The 178% increase in expense is a result of the 54.5% increase in Loans Held for Investment as well as the quarterly application of the credit risk rating system used to assess the adequacy of the loss reserve explained previously in detail under “Allowance for Loan Losses. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio based on the evaluation as of December 31, 2004. In general, we expect the base level of provision for loan loss expense to be commensurate with the increase in the Loans Held for Investment, tempered more or less with our assessment of the underlying credit risk in the portfolio as explained previously in detail.

Non Interest Income

Non-interest income consists of revenue generated from a broad range of financial services and activities. The Mortgage Corporation provides the most significant contributions towards non-interest income. Total non interest income was $26.0 million in 2004 compared to $33.8 million in 2003, a decrease of $7.8 million. Gains on the sale of loans originated by the Mortgage Corporation totaled $20.0 million in 2004, compared to $27.8 million in 2003. Mortgage broker fees amounted to $4.6 million in 2004 and $4.9 million in 2003. The decreases are primarily due to changes in the general market conditions. 2003 was a record year for the overall mortgage industry as a result of unprecedented refinancing activity fueled by record low levels of interest rates.

We do not expect the level of activity in the near future to return to the levels experienced in 2003. We view the 2004 non-interest income as a more normal level of activity. The volume of our Mortgage Corporation is subject to many cyclical risks against which we actively manage. Volume and the accompanying non-interest income are subject to the risks associated with the general interest rate environment as well as the new home and resale activity of the residential real estate market in the communities we serve.

Non Interest Expense

Non interest expense totaled $31.6 million in 2004 compared to $36.4 million in 2003, a decrease of $4.8 million or 13.2% over 2003. Salaries and benefits total $18.6 million and comprise 59.0% of total non operating expense. Salaries and benefits decreased approximately $2.8 million, a 12.9% decrease from 2003. This decrease is due the decrease in commissions and salaries at the Mortgage Corporation and reflects the decrease in loan originations and the closure of four offices. 78.6% of the total salaries expense is attributable to the Mortgage Corporation and 21.4% attributable to bank. The majority of compensation expense for the Mortgage Corporation is variable with loan origination volume. Mortgage loan originations decreased from $1.240 billion in 2003 to $780 million in 2004, a 37% decrease.

Other operating expense decreased approximately $2.4 million from $12.9 million in 2003 to $10.5 million in 2004, an 18.1% decrease. The decrease is likewise attributable to the Mortgage Corporation and reflects the decrease in loan volumes. A significant portion of the other operating expense of the Mortgage Corporation is variable with loan origination volume. Other operating expense is comprised of advertising, investor fees, management fees, other settlement fees, and other marketing expense.

As noted above, we view the mortgage origination volume and resultant non-interest income of 2004 more representative of normal activity over 2003, which was unusually high. The future of related non-interest expense will behave accordingly.

Income Taxes

Income tax expense decreased $510 thousand, or 23.9%, over last year primarily as a result of decrease in net income. Note 8 to the financial statements show the components of Federal Income tax.

We expect to continue to accrue and pay taxes in accordance with all applicable tax laws and regulations. Many of our competitors, primarily federal and state credit unions, are exempt from the taxation against which we are subjected. The corporation’s effective tax rate was 35% in 2004 compared to 36% in 2003.

Quarterly Results

The quarterly financial data detailed in Table 1A is helpful in illustrating our strategy outlined under the description of our business. On a macro basis, earnings of the bank segment has been on a steadily increasing trend over the last several years while contribution from the mortgage segment has varied based upon the cyclical factors described previously. The segment reporting chart in the financial statements reveals the banking segment accounting for 70% of pre-tax income in 2004, compared to 40% in 2003 and 15% in 2002. This overall trend in the context of our strategy needs to be considered when evaluating the quarterly activity.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2004, overnight interest bearing balances totaled $19.5 million and securities available for sale totaled $51.4 million.

The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2004, the Corporation had a line of credit with the Federal Home Loan Bank of Atlanta totaling $116.9 million and outstanding variable rate loans of $27.0 million, and an additional $27.0 million in term loans at fixed rates ranging from 2.70% to 4.97% leaving $62.9 million available on the line. In addition to the line of credit at the Federal Home Loan Bank, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of December 31, 2004, outstanding repurchase agreements totaled $2.8 million and commercial paper issued amounted to $7.2 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at December 31, 2004, these lines amounted to $16.6 million. The Corporation also has $10.3 million in subordinated debentures to support the growth of the organization. The table below presents the Corporation’s contractual obligation and scheduled payment amounts due at various intervals over the next three years and beyond, as of December 31, 2004. Table 10, Borrowed Funds Distribution, outlines the composition of borrowed funds for 2004, 2003 and 2002.

Contractual Obligations

	Payments Due By Period
	December 31, 2004
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
	(In Thousands)
FHLB Advances	$27,000	$—	$—	$27,000
Securities sold under agreements to repurchase	2,862	—	—	2,862
FHLB long term Borrowings	4,214	18,143	4,643	27,000
Other short-term borrowings	7,217	—	—	7,217
Subordinated debentures	10,311	—	—	10,311
Leases	538	842	870	2,250

Total interest-bearing liabilities	$52,142	$18,985	$5,513	$76,640

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

Off Balance Sheet Items

During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2004, these commitments amounted to $15.3 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

At December 31, 2004 the Bank had approximately $45.3 million in unfunded lines of credit. These lines of credit, if drawn upon, would be funded from routine cash flows. Cash flows from financing activities, which includes deposit growth and borrowing, generated over $160.3 million.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No.46 (revised December 2003) Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity. Access National Corporation has determined that the provisions of FIN 46R required the de-consolidation of the subsidiary trusts which issued guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities). Prior to the adoption of FIN 46R the Corporation consolidated the trusts and the balance sheet included the guaranteed beneficial interest in the subordinated debentures of the trusts. At the adoption of FIN 46R, the trusts were de-consolidated and the junior subordinated debentures of Access National Corporation owned by the subsidiary trusts were recorded. Application of FIN 46R to its investment in subsidiary trusts did not materially impact the financial statements of the Corporation

On March 9, 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB No. 105 is effective for mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of this standard did not have an impact on the financial condition or the results of operations of the Company.

On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS 123R are effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. Management does not believe the results of the adoption of this standard will differ materially from the previously disclosed pro-forma information.

Statistical Information
The following statistical information is provided pursuant to the requirements of Guide 3, promulgated by the Securities Act of 1933:

Table # 1

Summary Financial Data

	Year Ended December 31
	2004	2003	2002	2001	2000
	(In Thousands, Except Per Share Data)
Income Statement Data:
Net interest income	$11,694	$9,138	$5,848	$3,115	$1,728
Provision for loan losses	1,462	526	841	720	426
Non-interest income	25,952	33,765	22,494	11,082	5,057
Non-interest expense	31,580	36,432	23,447	12,060	6,029
Income taxes	1,619	2,129	1,359	530	171

Net income before extra-ordinary items	2,985	3,816	2,695	887	159
Extra-ordinary income, net of income tax	330	—	—	—	—

Net Income	$3,315	$3,816	$2,695	$887	$159

Per Share Data:
Earnings per share
Basic, before extra-ordinary income	$0.79	$1.09	$0.82	$0.30	$0.05
Basic	0.88	1.09	0.82	0.30	0.05
Diluted, before extra-ordinary-income	0.65	0.87	0.72	0.27	0.05
Diluted	0.72	0.87	0.72	0.27	0.05
Cash dividends declared	—	—	—	—	—
Book value at period end	6.57	5.68	4.64	3.49	3.21

Balance Sheet Data:
Total assets	$420,098	$257,390	$240,348	$132,069	$52,638
Loans held for sale	36,245	29,756	93,852	38,615	9,869
Total loans	292,594	189,320	114,835	68,736	30,658
Total securities	51,378	23,178	15,637	10,582	4,009
Total deposits	317,393	198,183	178,251	104,876	40,764
Shareholders’ equity	25,998	19,755	16,291	10,465	9,631
Average shares outstanding, basic	3,754,768	3,493,340	3,297,000	3,000,000	3,000,000
Average shares outstanding, diluted	4,577,889	4,411,186	3,739,032	3,290,994	3,014,370

Performance Ratios:
Return on average assets	0.97%	1.45%	1.64%	0.98%	0.45%
Return on average equity	14.48%	20.48%	20.17%	8.75%	1.66%
Net interest margin (1)	3.64%	3.58%	3.73%	3.54%	4.68%

Asset Quality Ratios:
Allowance to period end loans	1.37%	1.35%	1.78%	1.73%	1.60%
Allowance to nonperforming loans	185.07%	310.93%	—	127.87%	—
Net charge-offs to average loans	—	—	—	0.01%	—

Capital Ratios:
Tier I risk-based capital	10.97%	12.54%	12.09%	10.96%	23.99%
Total risk-based capital	12.80%	15.47%	13.33%	12.20%	25.24%
Leverage capital ratio	8.83%	10.28%	8.12%	8.91%	18.61%

(1) Net interest income divided by total average earning assets.

Table # 1A

The following is a summary of the results of operations for each quarter of 2004 and 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In Thousands, Except Per Share Data)
2004
Total interest income	$3,598	$4,300	$4,753	$5,574
Total interest expense	1,180	1,419	1,810	2,122
Net interest income	2,418	2,881	2,943	3,452
Provision for loan losses	175	204	212	871
Net interest income after provision for loan losses	2,243	2,677	2,731	2,581
Total noninterest income	6,261	6,781	7,133	5,777
Total noninterest expense	7,634	7,937	8,784	7,225
Income tax expense	328	513	361	417

Net income before extra-ordinary items	542	1,008	719	716
Extra-ordinary income	—	—	330	—

Net income	$542	$1,008	$1,049	$716

Earnings Per Share:
Basic, before extra-ordinary income	$0.16	$0.27	$0.18	$0.18
Basic	0.16	0.27	0.27	0.18
Diluted, before extra-ordinary-income	0.12	0.23	0.15	0.15
Diluted	0.12	0.23	0.22	0.15

2003
Total interest income	$3,375	$3,451	$3,742	$3,474
Total interest expense	1,278	1,155	1,236	1,235
Net interest income	2,097	2,296	2,506	2,239
Provision for loan losses	184	198	118	26
Net interest income after provision for loan losses	1,913	2,098	2,388	2,213
Total noninterest income	8,109	9,807	8,885	6,964
Total noninterest expense	8,406	9,938	9,947	8,141
Income tax expense	613	851	320	345

Net income	$1,003	$1,116	$1,006	$691

Earnings Per Share:
Basic	$0.28	$0.32	$0.29	$0.20
Diluted	0.24	0.26	0.22	0.15

Table # 2

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Year Ended December 31
	2004			2003			2002
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars In Thousands)
Assets:

Interest earning assets:
Securities	$25,385	$905	3.57%	$14,160	$378	2.67%	$9,384	$393	4.19%
Loans	289,225	17,228	5.96%	227,015	13,522	5.96%	137,654	9,531	6.92%
Interest bearing deposits	6,597	90	1.36%	14,338	142	0.99%	8,712	144	1.65%
Federal funds sold	118	2	1.69%	20	—	0.00%	1,043	17	1.63%

Total interest earning assets	321,325	18,225	5.67%	255,533	14,042	5.50%	156,793	10,085	6.43%
Non-interest earning assets:
Cash and due from banks	8,169			5,437			5,877
Premises and equipment	8,466			724			580
Other assets	6,138			4,084			2,575
Less: allowance for loan losses	(2,945)			(2,363)			(1,325)

Total non-interest earning assets	19,828			7,882			7,707

Total Assets	$341,153			$263,415			$164,500

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$9,075	$93	1.02%	$6,212	$68	1.09%	$7,384	$165	2.23%
Money market deposit accounts	40,506	838	2.07%	18,748	269	1.43%	11,884	270	2.27%
Savings accounts	470	4	0.85%	539	3	0.56%	394	5	1.27%
Time deposits	109,453	3,420	3.12%	117,803	3,626	3.08%	77,797	3,307	4.25%

Total interest-bearing deposits	159,504	4,355	2.73%	143,302	3,966	2.77%	97,459	3,747	3.84%
FHLB Advances	44,598	662	1.48%	10,788	175	1.62%	8,839	207	2.34%
Securities sold under agreements to repurchase	2,290	25	1.09%	1,381	9	0.65%	2,163	24	1.11%
Other short-term borrowings	4,741	121	2.55%	4,510	39	0.86%	4,477	157	3.51%
Long-term borrowings	17,801	854	4.80%	13,762	421	3.06%	—	—	—
Subordinated debentures	10,311	514	4.98%	5,593	294	5.26%	1,667	102	6.12%

Total interest-bearing liabilities	239,245	6,531	2.73%	179,336	4,904	2.73%	114,605	4,237	3.70%

Non-interest bearing liabilities:
Demand deposits	75,883			60,538			34,093
Other liabilities	3,124			4,904			2,441

Total liabilities	318,252			244,778			151,139
Shareholders’ Equity	22,901			18,637			13,361

Total Liabilities and Shareholders’ Equity:	$341,153			$263,415			$164,500

Interest Spread			2.94%			2.77%			2.73%

Net Interest Margin		$11,694	3.64%		$9,138	3.58%		$5,848	3.73%

(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3) Loan placed on nonaccrual status are included in loan balances

Table # 2A

Volume and Rate Analysis

	Years Ended December 31
	2004 compared to 2003			2003 compared to 2002			2002 compared to 2001
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$527	$369	$158	$(15)	$158	$(173)	$20	$128	$(108)
Loans	3,706	3,699	7	3,991	5,464	(1,473)	3,834	4,495	(661)
Interest bearing deposits	(52)	(93)	41	(2)	69	(71)	(112)	47	(159)
Federal funds sold	2	—	2	(17)	(8)	(9)	(6)	13	(19)

Total Increase (Decrease) in Interest Income	4,183	3,975	208	3,957	5,683	(1,726)	3,736	4,683	(947)

Interest Bearing Liabilities:
Interest-bearing demand deposits	25	30	(5)	(97)	(23)	(74)	94	114	(20)
Money market deposit accounts	569	410	159	(1)	121	(122)	67	153	(86)
Savings accounts	1	—	1	(2)	1	(3)	(6)	(2)	(4)
Time deposits	(206)	(253)	47	319	1,395	(1,076)	861	1,695	(834)

Total interest-bearing deposits	389	187	202	219	1,494	(1,275)	1,016	1,960	(944)
FHLB Advances	487	503	(16)	(32)	40	(72)	158	202	(44)
Securities sold under agreements to repurchase	16	8	8	(15)	(7)	(8)	(63)	(18)	(45)
Other short-term borrowings	82	2	80	(118)	1	(119)	(211)	(133)	(78)
Long-term borrowings	433	147	286	421	421	—	—	—	—
Subordinated debentures	220	236	(16)	192	208	(16)	102	102	—

Total Increase (Decrease) in Interest Expense	1,627	1,083	544	667	2,157	(1,490)	1,002	2,113	(1,111)

Increase (Decrease) in Net Interest Income	$2,556	$2,892	$(336)	$3,290	$3,526	$(236)	$2,734	$2,570	$164

Table # 3

Investment Securities Available for Sale

	Year Ended December 31
	2004	2003	2002
	(In Thousands)
Investment Securities available for sale:
US Treasury Securities	$1,638	$1,692	$1,716
US Government Agency Securities	44,261	15,776	3,012
Mortgage Backed Securities	2,235	3,912	9,115
Other	3,244	1,798	1,794

Total Securities	$51,378	$23,178	$15,637

Table # 3A

Investment Securities Available for Sale

	Maturing
			After One Year		After Five Years
	Within		But Within		But Within
	One Year		Five Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands)
Investment Securities Available for Sale (1)
US Treasury Securities	$—	—	$1,638	3.49%	$—	—	$1,638	3.49%
US Government Agency Securities	1,001	4.82%	40,770	3.53%	2,490	4.70%	44,261	3.62%
Mortgage Backed Securities	—	—	1,843	4.88%	392	4.46%	2,235	4.81%

Total	$1,001	4.82%	$44,251	3.58%	$2,882	4.67%	$48,134	3.67%

(1) Excludes Federal Reserve Bank Stock and FHLB Stock

Table # 4

Loan Portfolio

	Year Ended December 31
	2004		2003		2002		2001		2000
		Percentage		Percentage		Percentage		Percentage		Percentage
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(In Thousands)
Commercial	$48,427	16.55%	$31,759	16.78%	$17,324	15.09%	$9,115	13.26%	6,828	16.85%
Commercial real estate	96,939	33.13	69,128	36.51	41,081	35.77	26,184	38.09	13,726	33.87
Real estate construction	33,073	11.30	13,766	7.27	10,057	8.76	10,821	15.75	1,252	3.09
Residential real estate	113,432	38.77	73,846	39.01	45,591	39.70	20,724	30.15	16,994	41.93
Consumer	723	0.25	821	0.43	782	0.68	1,892	2.75	1,726	4.26

Total loans	$292,594	100.00%	$189,320	100.00%	$114,835	100.00%	$68,736	100.00%	40,526	100.00%

Table # 4A

Loan Maturity Distribution

	December 31, 2004
	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
	(In Thousands)
Commercial	$10,919	$14,073	$18,345	$5,090	$48,427
Commercial real estate	3,468	6,128	31,226	56,117	96,939
Real estate construction	15,080	10,238	6,660	1,095	33,073
Residential real estate	4,951	9,512	82,211	16,758	113,432
Consumer	380	6	337	—	723

Total	$34,798	$39,957	$138,779	$79,060	$292,594

Table # 5

Allowance for Loan Losses

	Year Ended December 31
	2004	2003	2002	2001	2000
	(In Thousands)
Balance, beginning of period	$2,565	$2,048	$1,192	$489	$63

Provision for loan losses	1,462	526	841	720	426

Chargeoffs:
Commerical	8	11	—	17	—
Real estate	—	—	—	—	—
Consumer	—	—	—	—	—

Total chargeoffs	8	11	—	17	—
Recoveries:
Commerical	—	2	15	—	—
Real estate	—	—	—	—	—
Consumer	—	—	—	—	—

Total recoveries	—	2	15	—	—

Net chargeoffs	8	9	(15)	17	—

Balance, end of period	$4,019	$2,565	$2,048	$1,192	$489

Table # 6

Allocation of the Allowance for Loan Losses

	Year Ended December 31
		Percentage		Percentage		Percentage		Percentage		Percentage
	2004	of total	2003	of total	2002	of total	2001	of total	2000	of total
	(Dollars In Thousands)
Commercial	$1,475	36.70%	$508	19.81%	$311	15.19%	$244	20.47%	$100	20.45%
Commercial real estate	1,235	30.73	1,054	41.09	797	38.92	467	39.18	192	39.26
Real estate construction	438	10.90	220	8.58	158	7.71	229	19.21	94	19.22
Residential real estate	862	21.45	772	30.10	768	37.50	172	14.43	70	14.32
Consumer	9	0.22	11	0.42	14	0.68	80	6.71	33	6.75

	$4,019	100.00%	$2,565	100.00%	$2,048	100.00%	$1,192	100.00%	$489	100.00%

Table # 7

Average Deposits and Average Rates Paid

	Year Ended December 31
	2004			2003			2002
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(In Thousands)
Interest bearing liabilities:

Interest-bearing demand deposits	$9,075	$93	1.02%	$6,212	$68	1.09%	$7,384	$165	2.23%
Money market deposit accounts	40,506	838	2.07%	18,748	269	1.43%	11,884	270	2.27%
Savings accounts	470	4	0.85%	539	3	0.56%	394	5	1.27%
Time deposits	109,453	3,420	3.12%	117,803	3,626	3.08%	77,797	3,307	4.25%

Total interest-bearing deposits	159,504	4,355	2.73%	143,302	3,966	2.77%	97,459	3,747	3.84%
Non-interest bearing demand deposits	75,883			60,538			34,093

Total deposits	$235,387			$203,840			$131,552

Table # 7A

Certificate of Deposit Maturity Distribution

	December 31, 2004
	Three months	Over three	Over six	Over
	or less	through six months	through twelve months	twelve months	Total
	(In Thousands)
Less than $100,000	$4,215	$3,822	$13,589	$15,338	$36,964
Greater than or equal to $100,000	9,525	25,429	13,074	35,019	83,047

	$13,740	$29,251	$26,663	$50,357	$120,011

Table # 8

Return on Average Assets and Return on Average Equity

	Year Ended December 31
	2004	2003	2002
	(In Thousands)
Average total assets	$341,153	$263,415	$164,500

Average shareholders’ equity	$22,901	$18,637	$13,361

Net income	$3,315	$3,816	$2,695

Cash dividends declared	$—	$—	$—

Return on average assets	0.97%	1.45%	1.64%

Return on average shareholders’ equity	14.48%	20.48%	20.17%

Average shareholders’ equity to average total assets	6.71%	7.08%	8.12%

Table # 9

Interest Sensitivity Analysis

	December 31, 2004
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(In Thousands)
Interest Earning Assets:
Securities	$4,244	$—	$44,251	$2,883	$51,378
Loans held for sale	36,245	—	—	—	36,245
Loans	34,798	39,957	138,779	79,060	292,594
Interest bearing deposits	19,534	—	—	—	19,534
Federal funds sold	—	—	—	—	—

Total interest earning assets	94,821	39,957	183,030	81,943	399,751

Interest bearing liabilities:
Interest-bearing demand deposits	$9,040	$—	$—	$—	$9,040
Money market deposit accounts	93,737	—	—	—	93,737
Savings accounts	497	—	—	—	497
Time deposits & IRAs	13,740	55,914	44,970	5,387	120,011

Total interest-bearing deposits	117,014	55,914	44,970	5,387	223,285

FHLB Advances	27,000	—	—	—	27,000
Securities sold under agreements to repurchase	2,862	—	—	—	2,862
FHLB long-term Borrowings	—	—	18,500	8,500	27,000
Other short-term borrowings	7,217	—	—	—	7,217
Subordinated debentures	10,311	—	—	—	10,311

Total interest-bearing liabilities	164,404	55,914	63,470	13,887	297,675

Period Gap	$(69,583)	$(15,957)	$119,560	$68,056	$102,076

Cumulative Gap	$(69,583)	$(85,540)	$34,020	$102,076	$102,076

Cumulative Gap / Total Earning Assets	-17.41%	-21.40%	8.51%	25.53%	25.53%

Table # 10

Borrowed Funds Distribution

	Year Ended December 31
	2004	2003	2002
	(Dollars In Thousands)
At Period End
FHLB Advances	$27,000	$5,000	$29,882
Securities sold under agreements to repurchase	2,862	1,803	2,740
Other short term borrowings	7,217	4,253	3,763
FHLB Long Term Borrowings	27,000	14,965	—
Subordinated debentures	10,311	10,311	4,000

Total at period end	$74,390	$36,332	$40,385

Average Balances
FHLB Advances	$44,598	$10,788	$8,839
Securities sold under agreements to repurchase	2,290	1,381	2,163
Other Short term borrowings	4,741	4,510	4,477
FHLB Long Term Borrowings	17,801	13,762	—
Subordinated debentures	10,311	5,593	1,667

Total average balance	$79,741	$36,034	$17,146

Average rate paid on all borrowed funds	2.73%	2.60%	2.86%

Table # 11

Risk Based Capital Analysis

	Year Ended December 31
	2004	2003	2002
	(In Thousands)
Tier 1 Capital:
Common stock	$6,608	$5,796	$5,850
Capital surplus	9,067	6,856	7,149
Retained earnings	10,330	7,015	3,199
Subordinated Debt (Trust Preferred Debenture)	8,500	6,500	4,000
Disallowed Goodwill & Intangibles		—	(245)

Total tier 1 capital	34,505	26,167	19,953

Subordinated debt not included in Tier I	1,811	3,500
Allowance for loan losses	3,934	2,608	2,048

Total Risk Based Capital	$40,250	$32,275	$22,001

Risk weighted assets	$314,494	$208,622	$165,005

Quarterly average assets	$390,735	$254,539	$246,066

Capital Ratios:
Tier 1 risk based capital ratio	10.97%	12.54%	12.09%
Total risk based capital ratio	12.80%	15.47%	13.33%
Leverage ratio	8.83%	10.28%	8.12%

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2004. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. The table below reflects the outcome of these analyses at December 31, 2004.According to the model run for the period ended December 31, 2004 over a twelve month period, an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 9.08%. An immediate 50 basis points decline in interest rates would result in a decrease in net interest income by 1.16%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

Rate Shock Analysis
December 31, 2004
	Hypothetical	Hypothetical Percentage
Change in Federal	Percentage Change In	Change In Economic
Funds Target Rate	Earnings	Value of Equity
3.00%	25.32%	-10.80%
2.00%	17.14%	-6.63%
1.00%	9.08%	-1.67%
-0.25%	-0.64%	0.36%
-0.50%	-1.16%	0.92%
-0.75%	-1.61%	1.66%
-1.00%	-2.03%	2.59%

The Corporation’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Corporation manages its exposure to fluctuations in interest rates through policies established by its Asset/Liability Committee. The Asset Liability Committee meets periodically and has responsibility for formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity. The Corporation is Liability Sensitive. This means that within the next 12 months, cumulatively, $85.5 million more in interest bearing liabilities are maturing or re-pricing than are interest earning assets. If interest rates fall, interest expense will fall faster than interest income, and net interest income will likely increase. In a rising interest rate environment, assets will re-price more slowly than liabilities, resulting in decreased earnings. Table 9, Interest Sensitivity Analysis, reflects the maturity or re-pricing of assets and liabilities.

The Mortgage Corporation is party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Corporation and the borrower for specified periods of time. When the borrower locks their interest rate, the Corporation effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Corporation must honor the interest rate for the specified time period. The Corporation is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Corporation utilizes either a best efforts sell forward commitment or a mandatory sell forward commitments to economically hedge the changes in fair value of the loan due to changes in market interest rates. Failure to effectively monitor, manage and hedge the interest rate risk associated with the mandatory commitments subjects the Corporation to potentially significant market risk.

Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage revenue. The Corporation’s management has made complex judgments in the recognition of gains and losses in connection with this activity. The Corporation utilizes a third party and its proprietary simulation model to assist in identifying and managing the risk associated with this activity. The Corporation did not have a material gain or loss representing the amount of hedge ineffectiveness during the reporting periods contained in this report.

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

ITEM 8 - FINANCIAL STATEMENTS

BDO Seidman, LLP Accountants and Consultants	300 Arboreturn Place Suite 520 Richmond. Virginia 23236 Telephone : (804) 330-3092 Fax: (804) 330-7763

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders Access National
Corporation Reston, Virginia

We have audited the accompanying consolidated balance sheet of Access National Corporation and subsidiaries as of December 31, 2004 and the related consolidated statements of Income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporations management Our responsibility is to express an opinion on these financial statements based on our audit,

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), Those standards require that we plan and perform the audit, to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiaries at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America,

BDO Seidman, LLP
March 10, 2005

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Access National Corporation
Reston, Virginia

     We have audited the accompanying consolidated balance sheets of Access National Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
February 5, 2004

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
December 31, 2004 and 2003
(In Thousands, Except for Per Share Data)

	2004	2003
Assets
Cash and due from banks	$10,998	$5,808
Interest-bearing deposits in other banks	19,534	286
Securities available for sale, at fair value	51,378	23,178
Loans held for sale	36,245	29,756
Loans, net of allowance for loan losses 2004, $4,019; 2003, $2,565	288,575	186,755
Premises and equipment, net	8,822	7,993
Other assets	4,546	3,614

Total assets	$420,098	$257,390

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest-bearing demand deposits	$94,108	$60,219
Savings and interest-bearing deposits	103,274	28,528
Time deposits	120,011	109,436

Total deposits	317,393	198,183

Short term borrowings	37,079	11,056
Long term borrowings	27,000	14,965
Subordinated debentures	10,311	10,311
Other liabilities and accrued expenses	2,317	3,120

Total liabilities	394,100	237,635

Shareholders’ Equity
Common stock, par value, $1.67, authorized 30,000,000 shares, issued and outstanding, 3,957,074 in 2004 and 3,477,360 in 2003	6,608	5,796
Surplus	9,067	6,856
Retained earnings	10,330	7,015
Accumulated other comprehensive income (loss), net	(7)	88

Total shareholders’ equity	25,998	19,755

Total liabilities and shareholders’ equity	$420,098	$257,390

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Per Share Data)

	Year Ended December 31
	2004	2003	2002
Interest and Dividend Income
Interest and fees on loans	$17,228	$13,522	$9,531
Interest on federal funds sold	2	—	17
Interest on deposits in other banks	90	142	144
Interest and dividends on securities, taxable	905	378	393

Total interest and dividend income	18,225	14,042	10,085

Interest Expense
Interest on deposits	4,355	3,966	3,747
Interest on short-term borrowings	808	223	181
Interest on long-term borrowings	854	421	207
Interest on subordinated debentures	514	294	102

Total interest expense	6,531	4,904	4,237

Net interest income	11,694	9,138	5,848
Provision for loan losses	1,462	526	841

Net interest income after provision for loan losses	10,232	8,612	5,007

Noninterest Income
Service fees on deposit accounts	145	266	108
Gain on sale of loans	20,015	27,818	19,737
Mortgage broker fee income	4,601	4,890	2,216
Other income	1,191	791	433

Total noninterest income	25,952	33,765	22,494

Noninterest Expense
Salaries and employee benefits	18,627	21,398	14,313
Occupancy expense	1,367	1,291	633
Furniture and equipment expense	1,048	871	610
Other operating expenses	10,538	12,872	7,891

Total noninterest expense	31,580	36,432	23,447

Income before income taxes	4,604	5,945	4,054

Income tax expense	1,619	2,129	1,359

Net income before extra-ordinary items	2,985	3,816	2,695

EXTRA-ORDINARY INCOME
Gain on acquisition of subsidiary, net of income tax	330	—	—

NET INCOME	$3,315	$3,816	$2,695

Earnings per common share:
Basic, before extra-ordinary income	$0.79	$1.09	$0.82

Basic	$0.88	$1.09	$0.82

Diluted, before extra-ordinary income	$0.65	$0.87	$0.72

Diluted	$0.72	$0.87	$0.72

Average outstanding shares:
Basic	3,754,768	3,493,340	3,297,000
Diluted	4,577,889	4,411,186	3,739,032

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except for Per Share Data)

				Accumulated
				Other
				Compre-	Compre-
	Common		Retained	hensive	hensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2001	$5,000	$5,000	$504	$(39)	—	$10,465

Issuance of common stock, rights offering	812	2,036				2,848
Issuance of common stock, acquisition	38	112				150
Comprehensive income:
Net income	—	—	2,695	—	2,695	2,695
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $48)	—	—	—	133	133	133

Total comprehensive income					$2,828

Balance, December 31, 2002	5,850	7,148	3,199	94		16,291

Repurchase of common stock	(54)	(292)	—	—		(346)
Comprehensive income:
Net income	—	—	3,816	—	3,816	3,816
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $2)	—	—	—	(6)	(6)	(6)

Total comprehensive income					$3,810

Balance, December 31, 2003	5,796	6,856	7,015	88		19,755

Issuance of common stock,	854	2,529	—	—		3,383
Repurchase of common stock	(42)	(318)				(360)
Comprehensive income:
Net income	—	—	3,315	—	3,315	3,315
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $4)	—	—	—	(95)	(95)	(95)

Total comprehensive income					$3,220

Balance, December 31, 2004	$6,608	$9,067	$10,330	$(7)		$25,998

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31
	2004	2003	2002
Cash Flows from Operating Activities
Net income	$3,315	$3,816	$2,695
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,462	526	841
Deferred tax benefit	(538)	(55)	(410)
Net amortization on securities	71	239	46
Depreciation and amortization	553	413	202
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(6,489)	64,096	(55,237)
(Increase) decrease in other assets	(932)	1,213	(2,383)
Increase (decrease) in other liabilities	(215)	(2,301)	3,715

Net cash (used in) provided by operating activities	(2,773)	67,947	(50,531)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	24,878	10,978	12,603
Purchases of securities available for sale	(53,294)	(18,750)	(17,503)
Increase in federal funds sold	—	19	577
Net increase in loans	(103,282)	(74,494)	(46,084)
Purchases of premises and equipment	(1,382)	(7,632)	(274)

Net cash used in investing activities	(133,080)	(89,879)	(50,681)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	108,635	5,812	41,941
Net increase in time deposits	10,575	14,120	31,435
Increase (decrease) in securities sold under agreement to repurchase	1,059	(937)	1,060
Net increase (decrease) in short-term borrowings	24,964	(24,392)	20,451
Net increase in long term borrowings	12,035	14,965	—
Increase in trust preferred capital notes	—	6,000	4,000
Proceeds from issuance of common stock	3,383	—	2,849
Repurchase of common stock	(360)	(346)	—

Net cash provided by financing activities	160,291	15,222	101,736

Increase (decrease) in cash and cash equivalents	24,438	(6,710)	524
Cash and Cash Equivalents
Beginning	6,094	12,804	12,280

Ending	30,532	6,094	12,804

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$6,071	$3,891	$4,229

Cash payments for income taxes	$1,739	$2,905	$578

Supplemental Disclosures of Noncash Investing Activities
Issuance of common stock in exchange for net assets in acquisition	$—	$—	$150
Unrealized gain (loss) on securities available for sale	$(145)	$(8)	$201

See accompanying notes to consolidated financial statements.

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

Access National Bank has four wholly-owned subsidiaries: Access National Mortgage Corporation (Mortgage Corporation), a mortgage banking company, Access Leasing, a leasing company, Access Real Estate, L.L.C., a real estate company and United First Mortgage, a mortgage banking company.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Access National Corporation and its wholly-owned subsidiaries, Access National Bank, Access National Capital Trust I and Access National Capital Trust II. Prior to the adoption of FIN 46R the Corporation consolidated the trusts and the balance sheet included the guaranteed beneficial interest in the subordinated debentures of the trusts. At the adoption of FIN 46R the trusts were deconsolidated and the subordinated debentures of Access National Corporation owned by the subsidiary trusts were recorded. Application of FIN 46R to its investment in subsidiary trust did not have a material impact on the Corporation’s financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Access National Corporation and subsidiaries (the “Corporation”) conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available for sale at December 31, 2004 and 2003.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans and other loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Notes to Consolidated Financial Statement

Loans Held for Sale – All one to four unit residential loans originated and intended for sale in the secondary market do not qualify for hedging under SFAS No. 133 and are carried at the lower of aggregate cost or fair market value as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized in a valuation allowance by charges to income. Substantially all loans originated by Access National Mortgage Corporation are held for sale to outside investors. The Bank does not retain the servicing upon the sale of these loans.

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

Notes to Consolidated Financial Statement

Derivative Financial Instruments – The Mortgage Corporation enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary market. The company also enters into forward sales agreements for certain funded loans and loan commitments. The company records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a component of other income. Loans originated and intended for sale in the secondary market are carried with residential loans at the lower of cost or estimated fair value in the aggregate.

For pipeline loans which are not pre-sold to an investor, the Mortgage Corporation manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Mortgage Corporation obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income.

These derivative financial instruments do not meet the hedging criteria required by FASB 133 and are classified as trading activities with changes in fair value recorded in income.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated over their estimated useful lives; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation is computed using the straight-line method over the estimated useful lives of 39 years for office buildings and 3 to 15 years for furniture, fixtures, and equipment. Costs of maintenance and repairs are charged to income as incurred; improvements and betterments are capitalized. When items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the determination of net income.

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

Notes to Consolidated Financial Statements

Stock-Based Compensation Plans - The Corporation applies Accounting Principles Bulletin (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for employee stock compensation plans, and accordingly, does not recognize compensation expense for stock options granted when the option price is greater than or equal to the underlying stock price on the date of grant. The Corporation presents the pro forma disclosures required by SFAS 123, Accounting for Stock-Based Compensation, and as amended by SFAS 148, as follows:

	Year Ended December 31
(In Thousands, Except for Per Share Data)	2004	2003	2002
Net income, as reported	$3,315	$3,816	$2,695
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(209)	(179)	(156)

Pro forma net income	$3,106	$3,637	$2,539

Earnings per share:
Basic - as reported	$.88	$1.09	0.82

Basic - pro forma	$.82	$1.04	0.77

Diluted - as reported	$.72	$.87	0.72

Diluted - pro forma	$.67	$.82	0.68

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

	Year Ended December 31
	2004	2003	2002
Expected life	7 years	7 years	7 years
Risk-free interest rate	3.52%	3.69%	4.55%
Volatility	19.50%	22.82%	20.35%
Dividend yield	—	—	—

Notes to Consolidated Financial Statements

Earnings Per Share - Basic earnings per share represents income available to common shareholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Common equivalent shares are excluded from the computation if their effect is antidilutive.

During the year ended December 31, 2004, the Corporation realized a gain from the excess of the fair value of net assets acquired over the purchase price of United First Mortgage Inc. upon the acquisition of a subsidiary

Cash and Cash Equivalents - For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks and interest-bearing deposits in other banks.

Advertising Costs - The Corporation follows the policy of charging the production costs of advertising to expense as incurred.

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

Shareholders’ Equity - In June 2003, the Corporation declared a 3 for 1 stock split. The authorized shares of common stock increased from 10,000,000 to 30,000,000 and par value per share decreased from $5 to $1.67.

Recent Accounting Pronouncements — In December 2003, the FASB issued FASB Interpretation No.46 (revised December 2003) Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity. Access National Corporation has determined that the provisions of FIN 46R required the de-consolidation of the subsidiary trusts which issued guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities). Prior to the adoption of FIN 46R the Corporation consolidated the trusts and the balance sheet included the guaranteed beneficial interest in the subordinated debentures of the trusts. At the adoption of FIN 46R, the trusts were de-consolidated and the junior subordinated debentures of Access National Corporation owned by the subsidiary trusts were recorded. Application of FIN 46R to its investment in subsidiary trusts did not materially impact the financial statements of the Corporation

In December 2004, FASB enacted Statement of Financial Accounting Standards 123 — revised 2004 (SFAS 123R), ''Share-Based Payment’’ which replaces Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 (APB 25), ''Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.’’ SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The new standard may be adopted in one of three ways — the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Corporation disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share. The adoption of SFAS 123R is not expected to have a material impact on the Corporation’s financial statements.

Reclassifications - Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Notes to Consolidated Financial Statements

Note 2. Securities

Amortized costs and fair values of the securities available for sale as of December 31, 2004 and 2003 are as follows:

	December 31,2004
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
	( In Thousands)
U.S. Treasury Notes	$1,623	$15	$—	$1,638
U.S. Governmental Agencies	44,331	33	(103)	44,261
Mortgage Backed Securities	2,191	44	—	2,235
Restricted Stock - Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	2,944	—	—	2,944

	$51,389	$92	$(103)	$51,378

	December 31,2003
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
	( In Thousands)
U.S. Treasury Notes	$1,639	$53	$—	$1,692
U.S. Governmental Agencies	15,732	44	—	15,776
Mortgage Backed Securities	3,875	37	—	3,912
Restricted Stock - Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	1,498	—	—	1,498

	$23,044	$134	$—	$23,178

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities available for sale as of December 31, 2004 by contractual maturities, are shown below. Maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,000	$1,001
Due after one through five years	42,456	42,408
Due after five through ten years	2,498	2,490
Mortgage Backed Securities:
Less than five years	1,802	1,842
More than five years	389	393
Restricted Stock:
Federal Reserve Bank stock	300	300
FHLB stock	2,944	2,944

	$51,389	$51,378

For the years ended December 31, 2004 and 2003, there were no sales of securities available for sale.

The book value of securities pledged to secure securities sold under agreement to repurchase and for other purposes amounted to $19,288,000 at December 31, 2004 and $19,452,000 at December 31, 2003.

As of December 31, 2004, there were 16 securities with an unrealized loss position totaling $103,000. There were no securities at December 31, 2003 in an unrealized loss position.

Notes to Consolidated Financial Statements

Note 3. Loans

Net loans are summarized as follows:

	December 31
	2004	2003
	(In Thousands)
Loans secured by real estate:
Construction and land development	$33,073	$13,766
Secured by 1 to 4 family residential properties	112,491	72,389
Secured by multi-family residential	941	1,457
Secured by nonfarm nonresidential properties	96,939	69,128
Commercial and industrial loans	48,427	31,759
Consumer loans	723	821

Total loans	292,594	189,320
Less allowance for loan losses	4,019	2,565

Net loans	$288,575	$186,755

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	December 31
	2004	2003	2002
	(In Thousands)
Balance at beginning of year	$2,565	$2,048	$1,192
Provision charged to operating expense	1,462	526	841
Loan recoveries	—	2	15
Loan charge-offs	(8)	(11)	—

Balance at end of year	$4,019	$2,565	$2,048

Non-accrual loans amounted to $2,158,000 at December 31, 2004 and $825,000 at December 31, 2003. If interest had been accrued, such income would have been approximately $139,000 and $46,000 respectively. At December 31, 2004 and 2003 there were no impaired loans.

Notes to Consolidated Financial Statements

Note 5. Premises and Equipment, net

Premises and equipment, net are summarized as follow:

	Year Ended December 31
	2004	2003
	(In Thousands)
Land	$1,341	$1,341
Premises	6,126	5,851
Leasehold improvements	381	246
Furniture & Equipment	2,211	1,239

	10,059	8,677
Less accumulated depreciation	1,237	684

	$8,822	$7,993

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2004, 2003 and 2002 was $553,000, $413,000 and $202,000 respectively.

Notes to Consolidated Financial Statements

Note 6. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $83,047,000 and $60,477,000 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2005	$69,654
2006	12,581
2007	12,574
2008	9,933
2009	9,882
Later years	5,387

$120,011

Brokered deposits totaled $53,997,000 and $42,559,000 at December 31, 2004, and 2003, respectively.

Note 7. Borrowings

Short-term borrowings consist of the following at December 31, 2004 and 2003:

	Year Ended December 31
	2004	2003
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$2,862	$1,803
Commercial paper arrangements	7,216	4,253
FHLB borrowings	27,000	5,000
Fed Funds Purchased	1	—

Total	$37,079	$11,056

Weighted interest rate	2.27%	1.90%

Average for the year ended December 31:
Outstanding	$51,629	$16,679
Interest rate	1.56%	1.34%

Maximum month-end outstanding	$61,862	$22,934

Notes to Consolidated Financial Statements

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include short-term advances from the Federal Home Loan Bank of Atlanta, which are secured by mortgage-related loans and U.S. Government Agencies securities. The carrying value of the loans pledged as collateral for FHLB advances total $151,000,000 at December 31, 2004. In addition, the Corporation engaged in commercial paper arrangements with investors payable on demand.

At December 31, 2004, the Corporation’s fixed-rate long-term debt with the Federal Home Loan Bank totals $27,000,000 and matures through 2013. The interest rate on the fixed-rate notes payable ranges from 2.70% to 4.58%.

The contractual maturities of long-term debt at December 31, 2004 are as follows:

Amount
(In Thousands)
Due in 2006	$1,000
Due in 2008	8,500
Due in 2009	9,000
Due in 2010	3,750
Due in 2014	4,750

Total Due	$27,000

The Company has remaining lines of credit available with Federal Home Loan Bank which totaled $56,408,000 at December 31, 2004.

During 2002, Access National Capital Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On July 30, 2002, $4.1 million of trust preferred securities were issued. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2004 was 6.131%. Interest is payable quarterly. The securities have a mandatory redemption date of July 30, 2032, and are subject to varying call provisions beginning July 30, 2007. The principal asset of the Trust is $4.1 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

During 2003, Access National Capital Trust II, a wholly-owned subsidiary of the Corporation was formed for the purpose of issuing redeemable Capital Securities. On September 29, 2003, $6.2 million of trust preferred securities were issued. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2003 was 5.270%. Interest is payable quarterly. The securities have a mandatory redemption date of September 29, 2034 and are subject to varying call provisions beginning January 7, 2009. The principal asset of the Trust is $6.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital securities.

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

Notes to Consolidated Financial Statements

Note 8. Income Taxes

Net deferred tax assets consisted of the following components as of December 31, 2004 and 2003:

	Year Ended December 31
	2004	2003
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$938	$345
Accrual to cash basis adjustment	56	86
Securities Available for Sale	4	—
Deferred fees	322	254
Other	218	109

	$1,538	794

Deferred tax liability:
Depreciation	249	47
Securities available for sale	—	46

	249	93

Net deferred tax assets

included in other assets	$1,289	$701

The provision for income taxes charged to operations for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	Year Ended December 31
	2004	2003	2002
	(In Thousands)
Current tax expense	$2,327	$2,184	$1,769
Deferred tax (benefit)	(538)	(55)	(210)
Change in valuation allowance	—	—	(200)

	$1,789	$2,129	$1,359

Notes to Consolidated Financial Statements

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002 as follows:

	Year Ended December 31
	2004	2003	2002
	(In Thousands)
Computed “expected” tax expense	$1,565	$2,021	$1,378
Increase (decrease) in income taxes resulting from:
State income taxes	110	190	203
Other	(56)	(82)	(222)

	$1,619	$2,129	$1,359

Increase due to tax resulting from gain on acquisition of subsidiary	170	—	—

	$1,789	$2,129	$1,359

Note 9. Commitments and Contingent Liabilities

The Corporation was committed under noncancelable operating leases for its office locations. Rent expense associated with these ‘operating leases for the years ended December 31, 2004, 2003 and 2002 totaled $719,000, $900,000 and $547,000.

Future minimum lease payments under these leases are as follows:

Year	Amount
(In Thousands)
2005	$538
2006	496
2007	200
2008	146
2009	150
$1,530

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Corporation does not anticipate any material loss as a result of these transactions.

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the Federal Reserve. For the weeks ending December 31, 2004 and 2003, the amount of daily average required balances were approximately $5,094,000 and $1,745,000 respectively.

Notes to Consolidated Financial Statements

Note 10. Derivatives

During 2004 and 2003, the Mortgage Corporation entered into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Corporation also has corresponding forward sales commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in non-interest income. The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.

For derivative instruments not designated as hedging instruments, the derivative is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.

At December 31, 2004 and 2003 the Mortgage Corporation had open forward contracts of $26,000,000 and $9,500,000, respectively.

The net effect on the Corporation’s income statement from marking to market the forward contracts, the interest rate lock commitments and mortgage loans held for sale was not material to the Corporation.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $16,970,000 and $6,968,000 in outstanding commitments at December 31, 2004 and 2003, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $45,278,000 and $20,333,000 in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2004 and 2003, respectively.

The Mortgage Corporation had locked rate commitments to originate mortgage loans amounting to approximately $29,834,000 and $32,106,000 at December 31, 2004 and 2003 respectively. Loans held for sale totaled $36,245,000 and $29,756,000 at December 31, 2004 and 2003 respectively. The Mortgage Corporation had entered into commitments, on a best-effort basis to sell loans of approximately $15,039,000 at December 31, 2004 and $52,362,000 at December 31, 2003. The Mortgage Corporation had entered into forward loan sale commitments totaling $30,768,000 and $9,500,000 as of December 31, 2004 and 2003 respectively. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Mortgage Corporation does not expect any counterparty to fail to meet its obligations.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $2,525,000 and $2,403,000 at December 31, 2004 and 2003, respectively.

The Corporation has cash accounts in other commercial banks. The amount of deposit at these banks at December 31, 2004 and 2003 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $19,434,000 and $186,000 respectively.

Notes to Consolidated Financial Statements

Note 12. Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Corporation for loans totaling $1,064,000 and $1,143,000 at December 31, 2004 and 2003, respectively. During 2004, total principal additions were $783,000 and total principal payments were $862,000. The aggregate amount of deposits at December 31, 2004 and 2003 from directors and officers was $3,855,000 and $5,063,000 respectively.

Stock Option Plan

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

Changes in the stock options outstanding under the Stock Plan are summarized as follows:

	Year Ended December 31
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	552,068	$4.93	495,264	$4.41	399,990	$3.83
Granted	68,707	14.71	60,074	9.33	99,741	6.74
Exercised	(25,750)	6.23	—	—	—	—
Forfeited	(34,116)	10.75	(3,270)	6.85	(4,467)	5.13

Outstanding at end of year	560,909	$5.71	552,068	$4.93	495,264	$4.41

Options exercisable at year-end	388,587	$4.86	258,849	$3.34	235,629	$3.33

Weighted average fair value per option granted during the year		$4.52		$3.32		$2.34

Notes to Consolidated Financial Statements

Summary information pertaining to options outstanding at December 31, 2004 is as follows:

Options Outstanding				Options Exercisable
		Weighted-			Weighted-
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Price	Outstanding	Life (in yrs)	Price	Outstanding	Life (in yrs)	Price
$3.33-3.70	332,640	2.1	$3.36	—	—
4.53-5.67	300	3.7	5.67	388,587	2.8 years	$4.86
6.70-6.89	159,495	4.5	6.78	—	—	—
9.68	1,500	5.3	9.68	—	—	—
13.44-15.07	66,974	5.4	14.72	—	—	—

	560,909	3.2	$5.71	388,587	2.8 years	$4.86

Note 13. Warrants

As of December 31, 2004, there were 524,610 warrants at an exercise price of $3.33 issued and outstanding. Of this amount, 80,880 warrants were held by the organizing shareholders of the Corporation and vested at the date of issuance. The remaining 443,730 warrants were held by the former shareholders of Access National Mortgage Corporation, pursuant to the merger agreement dated June 10, 1999. Under the merger agreement, the vesting of these warrants that is subject to future financial performance of the mortgage business unit. Based upon performance through December 31, 2004, all of these warrants were vested and exercisable.

Notes to Consolidated Financial Statements

Note 14. Capital Requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Notes to Consolidated Financial Statements

The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003, in thousands, are also presented in the table:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
December 31, 2004:
Total Capital (to Risk Weighted Assets)
Corporation	$40,250	12.80%	$25,160	8.00%	$31,449	10.00%
Bank	$35,086	11.17%	$25,120	8.00%	$31,401	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	$34,505	10.97%	$12,580	4.00%	$15,725	6.00%
Bank	$31,156	9.92%	$12,560	4.00%	$15,701	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$34,505	8.83%	$15,629	4.00%	$19,537	5.00%
Bank	$31,156	7.99%	$15,603	4.00%	$19,504	5.00%
December 31, 2003:
Total Capital (to Risk Weighted Assets)
Corporation	$32,275	15.47%	$16,690	8.00%	$20,863	10.00%
Bank	$25,763	12.37%	$16,660	8.00%	$20,826	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	$26,167	12.54%	$8,345	4.00%	$12,518	6.00%
Bank	$23,159	11.12%	$8,330	4.00%	$12,495	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$26,167	10.28%	$10,182	4.00%	$12,728	5.00%
Bank	$23,159	9.12%	$10,161	4.00%	$12,701	5.00%

Notes to Consolidated Financial Statements

Note 15. Dividend Restrictions

Federal regulations limit the amount of dividends that the Corporation can pay without obtaining prior approval and additionally require that the Corporation maintain a ratio of total capital to assets, as defined by regulatory authorities. As of December 31, 2004, the Corporation was required to obtain prior approval on any dividend declared.

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

	Year Ended December 31
	2004			2003			2002
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except Per Share Data)
Earnings per share
Basic, before extra-ordinary income	$2,985	3,755	$0.79	$3,816	3,493	$1.09	$2,695	3,297	$0.82
Basic	$3,315		$0.88	$3,816		$1.09	$2,695		$0.82

Effect of dilutive securities:
Stock options and warrants		823			918			442
Diluted, before extra-ordinary income			$0.65			$0.87			$0.72
Diluted			$0.72			$0.87			$0.72

Diluted earnings per share	$3,315	4,578	$0.72	$3,816	4,411	$0.87	$2,695	3,739	$0.72

Note 17. Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan, which authorizes a maximum voluntary salary deferral of up to 15% of compensation, subject to statutory limitations. All full-time employees are eligible to participate after one year of employment. The Corporation reserves the right for an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. $187,000 and $81,000 were charged to expense under the Plan for 2004 and 2003, respectively.

Notes to Consolidated Financial Statements

Note 18. Other Expenses

The Corporation had the following other expenses as of December 31, 2004, 2003 and 2002:

	Year Ended December 31
	2004	2003	2002
	(In Thousands)
Advertising and promotional expense	$2,048	$3,859	$1,553
Investor fees	595	979	670
Other settlement fees	718	709	380
Management fees	1,824	2,542	1,789
Other	5,353	4,783	3,499

	$10,538	$12,872	$7,891

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

At December 31, 2004 and 2003, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

	December 31
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In Thousands)
Financial assets:
Cash and short-term investments	$30,532	$30,532	$6,094	$6,094
Securities	51,378	51,378	23,178	23,178
Loans held for sale	36,245	36,245	29,756	29,756
Loans	288,575	284,600	186,755	186,641
Accrued interest receivable	2,214	2,214	1,424	1,424

Financial liabilities:
Deposits	$317,393	$316,749	$198,183	$198,096
Short-term borrowings	37,079	37,061	11,056	11,056
Long-term borrowings	27,000	25,982	14,965	13,166
Subordinated debentures	10,311	10,311	10,311	10,311
Accrued interest payable	83	83	75	75

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

Notes to Consolidated Financial Statements

The following table presents segment information for the years ended December 31, 2004, 2003 and 2002:

2004	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$17,402	$2,195	$(1,372)	$18,225
Gain on sale of loans	—	20,208	(193)	20,015
Other	2,094	4,986	(1,143)	5,937

Total operating income	$19,496	$27,389	$(2,708)	$44,177

Expenses:
Interest expense	$6,854	$1,049	$(1,372)	$6,531
Salaries and employee benefits	3,993	14,634	—	18,627
Other	5,579	10,172	(1,336)	14,415

Total operating expenses	$16,426	$25,855	$(2,708)	$39,573

Income before income taxes, and extra-ordinary items	$3,070	$1,534	$—	$4,604

Total assets	$407,597	$61,252	$(48,751)	$420,098

Capital Expenditures	$890	$492	$—	$1,382

2003	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$12,396	$3,788	$(2,142)	$14,042
Gain on sale of loans	—	27,818	—	27,818
Other	840	5,107	—	5,947

Total operating income	$13,236	$36,713	$(2,142)	$47,807

Expenses:
Interest expense	$4,812	$2,234	$(2,142)	$4,904
Salaries and employee benefits	3,128	18,270	—	21,398
Other	2,915	12,645	—	15,560

Total operating expenses	$10,855	$33,149	$(2,142)	$41,862

Income before income taxes	$2,381	$3,564	$—	$5,945

Total assets	$268,131	$32,611	$(43,352)	$257,390

Capital Expenditures	$7,446	$186	$—	$7,632

2002	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$8,605	$2,795	$(1,315)	$10,085
Gain on sale of loans	—	19,737	—	19,737
Other	540	2,217	—	2,757

Total operating income	$9,145	$24,749	$(1,315)	$32,579

Expenses:
Interest expense	$4,105	$1,447	$(1,315)	$4,237
Salaries and employee benefits	1,987	12,326	—	14,313
Other	2,440	7,535	—	9,975

Total operating expenses	$8,532	$21,308	$(1,315)	$28,525

Income before income taxes	$613	$3,441	$—	$4,054

Total assets	$223,209	$111,708	$(94,569)	$240,348

Capital Expenditures	$150	$124	$—	$274

Notes to Consolidated Financial Statements

Note 21. Parent Only Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Balance Sheets

	December 31
	2004	2003
	(In Thousands)
Assets
Cash	$9	$—
Other investments	3,713	6,101
Investment in subsidiaries	31,150	23,155
Other assets	1,641	910

Total assets	$36,513	$30,166

Liabilities
Subordinated debentures	$10,311	$10,311
Other liabilities	204	100

	10,515	10,411

Shareholders’ Equity
Common stock	6,608	5,796
Capital surplus	9,067	6,856
Retained earnings	10,330	7,015
Accumulated other comprehensive income	(7)	88

Total shareholders’ equity	25,998	19,755

Total liabilities and shareholders’ equity	$36,513	$30,166

Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Income

	Year Ended December 31
	2004	2003	2002
	(In Thousands)
Income
Dividends from subsidiaries	$795	$—	$269
Interest	88	54	—
Management fees from subsidiaries	—	422	—
Other	80	—	—

	963	476	269
Expenses
Interest expense on subordinated debentures	514	294	102
Other expenses	421	197	66

Total expenses	935	491	168

Income (loss) before income taxes and undistributed income of subsidiaries	28	(15)	101
Income tax (benefit)	(289)	(6)	(64)

Income (loss) before undistributed income of subsidiaries	317	(9)	165
Undistributed income of subsidiaries	2,998	3,825	2,530

Net income	$3,315	$3,816	$2,695

Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Cash Flows

	Year Ended December 31
	2004	2003	2002
	(In Thousands)
Cash Flows from Operating Activities
Net income	$3,315	$3,816	$2,695
Adjustments to reconcile net income to net cash (used in) operating activities:
Undistributed income of subsidiaries	(2,998)	(3,825)	(2,530)
Increase in other assets	(730)	(569)	(341)
Increase in other liabilities	(410)	76	23

Net cash (used in) operating activities	(823)	(502)	(153)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	—	(3,209)	(2,848)
Increase in other investments	(2,191)	(6,101)	—

Net cash (used in) investing activities	(2,191)	(9,310)	(2,848)

Cash Flows from Financing Activities
Repurchase of common stock	(360)	(346)	—
Net proceeds from issuance of common stock	3,383	—	2,848
Proceeds from subordinated debentures	—	6,186	4,125

Net cash provided by financing activities	3,023	5,840	6,973

Increase (decrease) in cash and cash equivalents	9	(3,972)	3,972

Cash and Cash Equivalents
Beginning	—	3,972	—

Ending	$9	$—	$3,972

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that material information relating to the Corporation and its consolidated subsidiaries is accumulated and communicated to management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation to disclose material information otherwise required to be set forth in the Corporation’s periodic and current reports.

The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

The information contained under the captions “Director Compensation,” “Executive Compensation and Related Party Transactions” and “Stock Performance” in the 2005 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2005 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships between the Corporation and its directors and officers is contained under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) Exhibit Index:

Exhibit No.	Description
3.1	Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed July 19, 2002 (file number 000-49929))

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 dated July 19, 2002 (file number 000-49929))

4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.0 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.1*+	Employment Letter Agreement between Access National Bank and Michael W. Clarke

10.2*+	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker

10.3+	Employment Letter Agreement between Access National Bank and Charles Wimer (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed March 31, 2003(file number 000-49929))

10.4*+	Employment Agreement between Access National Mortgage Corporation and Dean Hackemer

10.5*+	Schedule of Non-Employee Directors’ Annual Compensation

10.6*+	Base Salaries for Named Executive Officers

10.7+	Access National Bank 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.8	Lease agreement between Access National Bank and William and Blanca Spencer (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.9	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-KSB filed March 30, 2004 (file number 333-109125))

21*	Subsidiaries of Access National Corporation

23.1*	Consent of BDO Seidman, LLP

23.2*	Consent of Yount, Hyde & Barbour, P.C.

24	Power of Attorney (included on the signature page of this report)

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

+	indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation
(Registrant)

Date: March 28, 2005	By:	/s/	Michael W. Clarke

Michael W. Clarke
President / CEO

Date: March 28, 2005	By:	/s/	Charles Wimer

Charles Wimer
Executive Vice President & CFO

SIGNATURES

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Michael W. Clarke, his true and lawful attorney-in-fact as agent with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do fully and to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors		Date
/s/	J. Randolph Babbit	March 28, 2005

J. Randolph Babbit

/s/	Michael W. Clarke	March 28, 2005

Michael W. Clarke

/s/	John W. Edgemond	March 28, 2005

John W. (Skip) Edgemond

/s/	Thomas M. Kody	March 28, 2005

Thomas M. Kody

/s/	Jacques Rebibo	March 28, 2005

Jacques Rebibo

/s/	Robert C. Shoemaker	March 28, 2005

Robert C. Shoemaker

/s/	James L. Jadlos	March 28, 2005

James L. Jadlos