Form 10-Q
period 2005-03-31
ACCESS NATIONAL CORP
filed 2005-05-16
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of Access National Corporation’s common stock, par value $1.67, as of May 5, 2005 was 3,959,324 shares.

Table of Contents

ACCESS NATIONAL CORPORATION
FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets March 31, 2005 and December 31, 2004	Page 2
Consolidated Statements of Income Three months ended March 31, 2005 and 2004	Page 3
Consolidated Statements of Shareholders’ Equity Three months ended March 31, 2005 and 2004	Page 4
Consolidated Statements of Cash Flows Three months ended March 31, 2005 and 2004	Page 5
Notes to Consolidated Financial Statements	Page 6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 31
Item 4. Controls and Procedures	Page 33

PART II OTHER INFORMATION

Item 1. Legal Proceedings	Page 34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 34
Item 3. Defaults Upon Senior Securities	Page 34
Item 4. Submission of Matters to a Vote of Security Holders	Page 34
Item 5. Other Information	Page 34
Item 6. Exhibits	Page 35
Signatures	Page 36

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$11,467	$10,998
Interest bearing deposits in other banks	21,745	19,534
Securities available for sale, at fair value	56,706	51,378
Loans held for sale	48,817	36,245
Loans, net of allowance for loan losses of $4,133 and $4,019 respectively	294,330	288,575
Premises and equipment	8,699	8,822
Other assets	5,581	4,546

Total assets	$447,345	$420,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$104,561	$94,108
Savings and interest-bearing deposits	139,706	103,274
Time deposits	122,343	120,011

Total deposits	366,610	317,393
Other liabilities
Short-term borrowings	15,219	37,079
Long-term borrowings	25,947	27,000
Subordinated debentures	10,311	10,311
Other liabilities	2,688	2,317

Total liabilities	420,775	394,100

SHAREHOLDERS’ EQUITY
Common stock, par value, $1.67; authorized, 30,000,000 shares;	6,612	6,608
issued and outstanding, 3,959,324 shares in 2005 and 3,957,074 shares in 2004
Surplus	9,071	9,067
Retained earnings	11,365	10,330
Accumulated other comprehensive income (loss), net	(478)	(7)

Total shareholders’ equity	26,570	25,998

Total liabilities and shareholders’ equity	$447,345	$420,098

See accompanying notes to consolidated financial statements (Unaudited)

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Interest and Dividend Income
Interest and fees on loans	$5,060	$3,383
Interest on deposits in other banks	66	14
Interest and dividends on securities	493	201

Total interest and dividend income	5,619	3,598

Interest Expense
Interest on deposits	1,807	859
Interest on short-term borrowings	219	82
Interest on long-term borrowings	252	120
Interest on subordinated debentures	157	119

Total interest expense	2,435	1,180

Net interest income	3,184	2,418
Provision for loan losses	114	175
Net interest income after provision for loan losses	3,070	2,243

Noninterest Income
Service fees on deposit accounts	34	60
Gain on sale of loans	4,634	4,868
Mortgage broker fee income	931	1,155
Other income	554	178
Total noninterest income	6,153	6,261

Noninterest Expense
Salaries and employee benefits	4,563	4,698
Occupancy expense	300	316
Furniture and equipment expense	236	212
Other operating expenses	2,556	2,408
Total noninterest expense	7,655	7,634

Income before income taxes	1,568	870

Income tax expense	533	328

NET INCOME	$1,035	$542

Earnings per common share:
Basic	$0.26	$0.16

Diluted	$0.22	$0.12

Average outstanding shares:
Basic	3,958,999	3,477,360
Diluted	4,672,762	4,515,191

See accompanying notes to consolidated financial statements (Unaudited)

ACCESS NATIONAL CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005 and 2004
(In Thousands)
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2004	$6,608	$9,067	$10,330	$(7)	$—	$25,998

Comprehensive income:

Net income	—	—	1,035	—	1,035	1,035

Other comprehensive income (loss), unrealized holdings losses arising during the period, net of tax, $242	—	—	—	(471)	(471)	(471)

Total Comprehensive Income					$564

Common Stock issued for exercise of warrants, shares	4	4				8

Balance, March 31, 2005	$6,612	$9,071	$11,365	$(478)		$26,570

Balance, December 31, 2003	$5,796	$6,856	$7,015	$88	$—	$19,755

Comprehensive income:

Net income	—	—	542	—	542	542

Other comprehensive income (loss), unrealized holdings losses arising during the period, net of tax, $25	—	—	—	49	49	49

Total Comprehensive Income					$591

Balance, March 31, 2004	$5,796	$6,856	$7,557	$137		$20,346

See accompanying notes to consolidated financial statements (Unaudited)

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,035	$542
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	114	175
Net amortization (accretion) on securities	1	25
Depreciation and amortization	167	132
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(12,572)	(12,760)
(Increase) decrease in other assets	(792)	(2,239)
Increase (decrease) in other liabilities	372	(1,414)
Net cash (used in) operating activities	(11,675)	(15,539)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	4,127	7,677
Purchases of securities available for sale	(10,169)	(6,851)
Net (increase) in loans	(5,861)	(36,206)
Purchases of premises and equipment	(44)	(318)
Net cash (used in) investing activities	(11,947)	(35,698)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	46,877	34,729
Net increase (decrease) in time deposits	2,332	(7,074)
Net decrease in securities sold under agreement to repurchase	(2,364)	(152)
Net increase (decrease) in short-term borrowings	(19,496)	50,806
Net increase in long term borrowings	(1,054)	(429)
Proceeds from issuance of common stock	7	—
Net cash provided by financing activities	26,302	77,880

Increase in cash and cash equivalents	2,680	26,643
Cash and Cash Equivalents
Beginning	30,532	6,094
Ending	33,212	32,737

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	2,430	$1,040

Cash payments for income taxes	815	—

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	(713)	74

See accompanying notes to consolidated financial statements (Unaudited)

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

Access National Bank opened for business on December 1, 1999 and has four wholly-owned subsidiaries: Access National Mortgage Corporation (the “Mortgage Corporation”) and United First Mortgage Corporation (“UFM”), both Virginia corporations engaged in mortgage banking activities, Access National Leasing Corporation, a Virginia corporation engaged in commercial and industrial leasing services, and Access Real Estate LLC. Access National Leasing was acquired in exchange for 7,500 shares of Access National Bank stock in the second quarter of 2002. The 7,500 shares were subsequently repurchased in 2003. The leasing subsidiary presently has no employees and its affairs are managed as a part of the bank’s commercial lending department. Access Real Estate LLC is a limited liability corporation established in July, 2003 for the purpose of holding title to the Corporation’s headquarters building, located at 1800 Robert Fulton Drive, Reston, Virginia.

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

In August 2004, Access National Bank acquired all of the common stock of UFM. The acquisition of UFM, gave the company a new location in the Richmond, Virginia market plus entry into the Fredericksburg and Staunton markets. The new locations became branch offices of the Access National Mortgage Corporation.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2004, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2004.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

     STOCK BASED COMPENSATION PLANS

	Three Month Period Ended March 31,
	2005	2004
	(In Thousands Except for Share Data)
Net Income, as reported	$1,035	$542

Total stock-based compensation determined under fair value based method for all awards, net of realized tax effects	$(159)	$(68)

Pro-forma Net Income	$876	$474

Earnings per Share:
Basic — as reported	$0.26	$0.16

Basic — pro forma	$0.22	$0.14

Diluted — as reported	$0.22	$0.12

Diluted — pro forma	$0.19	$0.10

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 — SECURITIES

Amortized costs and fair values of securities available for sale as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Securities	$1,619	$—	$—	$1,619
U.S. Government Agencies	51,310	—	(749)	50,561
Mortgage Backed Securities	1,969	25	—	1,994
Restricted Securities -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	2,232	—	—	2,232

Total Securities	$57,430	$25	$(749)	$56,706

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Securities	$1,623	$15	$—	$1,638
U.S. Government Agencies	44,331	33	(103)	44,261
Mortgage Backed Securities	2,191	44	—	2,235
Restricted Securities -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	2,944	—	—	2,944

Total Securities	$51,389	$92	$(103)	$51,378

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and fair value of securities available for sale as of March 31, 2005 and December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	March 31, 2005
	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$2,619	$2,619
Due after one through five years	47,812	47,112
Due after five through ten years	2,498	2,449
Mortgage Backed Securities
Due in five years or less	1,969	1,994
Due after five through ten years	—	—
Restricted Stock:
Federal Reserve Bank stock	300	300
FHLB stock	2,232	2,232

	$57,430	$56,706

NOTE 5 – LOANS

The following table presents the composition of the loan portfolio at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
	(In Thousands)
Loans secured by real estate:
Construction and land development	$33,426	$33,073
Secured by 1 to 4 family residential properties	114,876	112,491
Secured by multi-family residential	965	941
Secured by nonfarm nonresidential properties	103,038	96,939
Commercial and industrial loans	45,808	48,427
Consumer loans	350	723

Total loans	298,463	292,594
Less allowance for loan losses	4,133	4,019

Net loans	$294,330	$288,575

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents segment information for the three months ended March 31, 2005 and 2004:

2005	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$5,579	$507	$(467)	$5,619
Gain on sale of loans	—	4,666	(32)	4,634
Other	716	1,137	(334)	1,519

Total operating income	$6,295	$6,310	$(833)	$11,772

Expenses:
Interest expense	$2,494	$408	$(467)	$2,435
Salaries and employee benefits	1,394	3,169	—	4,563
Other	1,063	2,509	(366)	3,206

Total operating expenses	$4,951	$6,086	$(833)	$10,204

Income before income taxes	$1,344	$224	$—	$1,568

Total assets	$427,496	$78,897	$(59,048)	$447,345

2004	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$3,577	$323	$(302)	$3,598
Gain on sale of loans	—	4,997	(129)	4,868
Other	455	1,155	(217)	1,393

Total operating income	$4,032	$6,475	$(648)	$9,859

Expenses:
Interest expense	$1,338	$137	$(295)	$1,180
Salaries and employee benefits	1,020	3,678	—	4,698
Other	1,150	2,314	(353)	3,111

Total operating expenses	$3,508	$6,129	$(648)	$8,989

Income before income taxes	$524	$346	$—	$870

Total assets	$333,611	$52,060	$(51,383)	$334,288

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 – EARNINGS PER SHARE (EPS):

The following tables show the calculation of both Basic and Diluted earnings per share for the three months ended March 31, 2005 and 2004 respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three months	Three months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net Income	$1035	$542
Weighted average shares outstanding	3,958,999	3,477,360

Basic Earnings per share	$0.26	$0.16

DILUTED EARNINGS PER SHARE:
Net Income	$1,035	$542
Weighted average shares outstanding	3,958,999	3,477,360
Stock options and warrants	713,763	1,037,831

	4,672,762	4,515,191

Diluted earnings per share	$0.22	$0.12

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8. OTHER EXPENSES

The Corporation had the following other expenses for the three months ended March 31, 2005 and 2004.

	March	March
	2005	2004
	(In Thousands)
Advertising and Promotional Expense	$759	$383
Investor Fees	176	162
Management Fees	9	691
Mortgage Loan Reserve Expense	405	109
Acounting Services	179	21
Data Processing	119	114
Business Franchise Tax	40	32
Premium-Loans Purchased from ANM	32	129
Office Supplies	130	104
Other	707	663

	$2,556	$2,408

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9. DERIVATIVES

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

The Mortgage Corporation enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Corporation also has corresponding forward sales commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in non-interest income. The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.

For derivative instruments not designated as hedging instruments, the derivative is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.

At March 31, 2005 and December 31, 2004 the Mortgage Corporation had open forward contracts of $54,250,000 and $26,000,000, respectively.

The net effect on the Corporation’s income statement from marking to market the forward contracts, the interest rate lock commitments and mortgage loans held for sale was not material to the Corporation.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Risk management results related to the undesignated hedging of interest rate lock commitments with undesignated forward loan sale commitments are summarized below and are included in other income:

	March 31,
	2005	2004
	(In Thousands)
Unrealized gain (loss) on undesignated forward loans sale commitments recognized to income	$184	$(43)

Gain on undesignated interest rate lock commitments recognized to income	115	59

	$299	$16

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

On December 15, 2004, the FASB issued SFAS 123R, Share-Based Payments. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The provisions of the SFAS 123R were effective for all share-based awards granted after July 1, 2005 and to share-based awards modified, repurchased, or cancelled after that date. However, on April 14, 2005, the SEC issued release number 33-8568 which delays the effective date of SFAS 123R an additional six months, requiring that companies adopt the provisions of SFAS 123R for annual periods beginning after June 15, 2005. Management does not believe the results of the adoption of this standard will differ materially from the pro-forma disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the three months ended March 31, 2005 and 2004. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

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

Derivative Financial Instruments – Access National Mortgage Corporation carries all derivative instruments at fair value as either assets or liabilities in the consolidated balance sheets. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”), provides specific accounting provisions for derivative instruments that qualify for hedge accounting. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in Statement 133.

FINANCIAL CONDITION (March 31, 2005 compared to December 31, 2004)

The Corporation’s assets totaled $447.3 million at March 31, 2005, an increase of $27.2 million from year end 2004. The Corporation continues to experience strong growth in assets. Net loans held for investment, originated by the Bank, increased $5.7 million over year end. Loans held for sale totaled $48.8 million, up $12.6 million from December 31, 2004. The mortgage market improved during the first quarter of 2005 due to a seasonal decline in activity that occurs in the fourth quarter. Mortgage loan originations totaled $177.9 million in the fourth quarter of 2004 compared to $192.3 million in the first quarter of 2005. Management employs a strategy of attracting highly qualified professional lenders to support future growth in the Loans Held For Investment. The future balances in the Loans Held for Sale category will continue to experience volatility due to fluctuations of interest rates. The balances of this short term investment fluctuate daily as necessary to support loan origination and secondary market sales activities. Management does not view the Loan Held for Sale balance as a meaningful indicator of performance.

Asset growth during the period was supported by deposit growth. Total Deposits increased $49.2 million from $317.4 million at December 31, 2004 to $366.6 million on March 31, 2005. Short term borrowings decreased by $21.9 million during the first quarter of 2005, as the Corporation continues to fund asset growth with increased core deposits. Management expects the expanding commercial lending staff and new banking centers to support future deposit growth necessary to fund loan growth. Management expects continued utilization of wholesale Certificates of Deposits and other borrowings as necessary to fund the Loans Held for Sale activity and growth in financial investments.

Securities

The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, mortgage backed securities, Federal Reserve and Federal Home Loan Bank stock. At March 31, 2005 the securities portfolio totaled $56.7 million, up from $51.4 million on December 31, 2004. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of stockholders’ equity, net of associated tax effect. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $478 thousand on March 31, 2005.

Loans

The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans. These lending activities provide access to credit to small businesses, professionals and consumers in the greater Washington, D.C. metropolitan area. All lending activities of Access National Bank (the Bank), Access National Mortgage Corporation (the Mortgage Corporation) and Access National Leasing Corporation (the Leasing Corporation) are subject to the regulations and supervision of the Office of the Comptroller of Currency.

At March 31, 2005, loans held for investment increased by $5.9 million from December 31, 2004 and totaled $298 million. The increase is a result of expansion of the Bank’s loan officer staffing, and increased name recognition and acceptance of the Bank’s products and services within the marketplace. Management intends to continue to increase loan officer staffing and support in order to facilitate continued growth in the portfolio. The following is a summary of the Loan Portfolio Held for Investment at March 31, 2005.

Commercial Loans: Commercial Loans represent 14.2% of our held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 11.2% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of

Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Commercial Real Estate Loans: Also known as “Commercial Mortgages”, loans in this category represent 34.5% of our loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represent 31.2% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 19.7%; First Trust Mortgage Loans 76.3%; Loans Secured by a Junior Trust 1.3%; Multi-family loans and loans secured by Farmland 2.7%.

Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.

Home Equity Loans: These loans are extended to borrowers in our target market and constitute 7.6% of the loan portfolio held for investment. Real estate equity is the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Loans are most frequently secured by a second lien on residential property. 1-4 Family Residential First Trust Loan, or “First Mortgage Loan,” proceeds are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust Loans, or “Loans Secured by a Second Trust Loans,” are to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.

Consumer Loans: Consumer Loans make up less than 0.5% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment capacity, collateral value, savings pattern, credit history and stability.

The following table summarizes the Corporation’s loan portfolio as of March 31, 2005

	March 31	Percent of
	2005	Total
	(Dollars in thousands)
Real Estate — Construction	$33,426	11.20%
Real Estate — Residential	93,033	31.17
Real Estate — Non-Residential	103,038	34.52
Home Equity	22,808	7.64
Leases	3,335	1.12
Commercial	42,473	14.23
Consumer	350	0.12

	$298,463	100%

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

The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor. In the three month period ending March 31, 2005 we originated $192.3 million of loans processed in this manner. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. At March 31, 2005 loans held for sale totaled $48.8 million compared to $36.2 million at year end 2004. The increase in loans held for sale at is due to the increase in loan originations.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. For first quarter of 2005, we originated a total volume of $41.7 million in residential mortgage loans under these types of delivery methods compared to $182 million for year end 2004. Brokered loans accounted for 27.5% of the total loan volume of Access National Mortgage Corporation.

Allowance for Loan Losses

For the three month period ended March 31, 2005, the allowance for loan loss was $4.1 million, compared to $4.0 million at year end 2004. Although actual loan losses have been insignificant, our senior credit management, with over 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes and trend analysis. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by, internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve.

The Bank does not have a meaningful history of charge offs with which to establish trends in loan losses by loan classifications. As of March 31, 2005 the total net charge offs for the five years of operation was less than $19 thousand. The overall allowance for loan losses is equivalent to approximately 1.38% of total loans held for investment. The methodology as to how the allowance was derived is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.

The allowance for loan losses increased by $114 thousand during the first three months of 2005 or approximately 2.8% over year end 2004. The allowance for loan losses at March 31, 2005 was 1.38% of total loans held for investment compared to 1.37% at year end 2004. The allowance for Commercial loans as a percent of the total Commercial loans amounted to 3.3%, compared to 3.0% at year end 2004. The allowance for Commercial Real Estate loans was 1.2% of total Commercial Real Estate loans as of March 31, 2005 compared to 1.3% at year end 2004. The allowance for Residential Real Estate loans remained unchanged and was 0.8% as a percent of total Residential Real Estate loans at March 31, 2005 and December 31, 2004. Net charge offs from inception through March 31, 2005 have totaled less than $19 thousand. Since the bank does not have a meaningful charge off experience, changes in the composition of the allowance for loan losses are due to volume and changes in individual risk ratings on new loans.

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

With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of March 31, 2005 our evaluation of these factors supported approximately 85.4% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.

When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan loss analysis comprises the “Specific Reserve” and accounted for approximately 20.3% of the total loss reserve. For the first quarter of 2005, this Specific Reserve relates to three loans totaling $1.7 million as of March 31, 2005 that were assigned additional reserves based on an evaluation of the established primary and secondary sources of repayment, which suggested a potential degradation in those sources of repayment.

The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of March 31, 2005 the threshold range for this component was 0.02% to 0.75% of the total loan portfolio and accounted for approximately 14.6% of the total loss reserve.

An analysis of the Corporation’s allowance for loan losses as of and for the period indicated is set forth in the following tables:

Allowance for Loan Losses
(In Thousands)

Balance as of December 31, 2004	$4,019

Charge offs	—
Recoveries	—
Provision	114

Balance as of March 31, 2005	$4,133

Allocation of the Allowance for Loan Losses

	March 31, 2005				December 31, 2004
			Allowance for				Allowance for
	Amount	Percentage	Loan Loss	Percentage	Amount	Percentage	Loan Loss	Percentage

	(Dollars In Thousands)
Commercial	$45,808	15.35%	$1,517	36.70%	$48,427	16.55%	$1,475	36.70%
Commercial real estate	103,038	34.52	1,280	30.97	96,939	33.13	1,235	30.73
Real estate construction	33,426	11.20	424	10.26	33,073	11.30	438	10.90
Residential real estate	115,841	38.81	908	21.97	113,432	38.77	862	21.45
Consumer	350	0.12	4	0.10	723	0.25	9	0.22

	$298,463	100.00%	$4,133	100.00%	292,594	100.00%	$4,019	100.00%

Nonperforming Loans And Past Due

At March 31, 2005 there were two loans in non accrual status totaling $1.6 million. Non accrual loans are carefully monitored and specific reserves established as necessary to ensure any estimated loss can be absorbed by the designated reserve. Approximately $811 thousand of the loss reserve was dedicated as specific reserve to these non-performing loans. In management’s estimate the specific reserve for these loans will be adequate to absorb reasonably foreseeable losses. Management actively works with the borrowers to maximize potential for repayment and reports on the status of the same to the Board of Directors, no less than on a monthly basis.

Deposits

Deposits are the primary source of funding loan growth. At March 31, 2005 deposits totaled $366.6 million compared to $317.4 million on December 31, 2004, an increase of $49.2 million. Of this increase, Non-Interest Bearing accounts increased $10.5 million, Savings and Money Market accounts increased $36.4 million and Time Deposits increased $2.3 million. The increase is largely a result of an aggressive advertising promotion and new relationships brought in by our commercial lending staff. Additionally, the Bank markets its deposit products on our web page and various other internet web pages. The Bank opened two banking offices in 2004 that are also contributing to the growth in deposits.

Shareholders’ Equity

Shareholders’ equity was $26.6 million at March 31, 2005. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholder’s equity increased by $572 thousand during the three months ended March 31, 2005. The increase is due to the full retention of $1.0 million in earnings. Other comprehensive income (loss) representing unrealized losses on available for sale securities was $478 thousand.

Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as Well Capitalized, which is the highest rating. The following Risk Based Capital Analysis table outlines the regulatory components of capital and risk based capital ratios.

Risk Based Capital Analysis

	March 31,	December 31,
	2005	2004
	(In Thousands)
Tier 1 Capital:
Common stock	$6,612	$6,608
Capital surplus	9,071	9,067
Retained earnings	11,365	10,330
Subordinated debentures	9,000	8,500

Total tier 1 capital	36,048	34,505

Subordinated debentures not included in Tier I	1,311	1,811
Allowance for loan losses	4,133	3,934

Total Risk Based Capital	$41,492	$40,250

Risk weighted assets	$330,843	$314,494

Quarterly average assets	$419,204	$390,735

			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	10.90%	10.97%	4.00%
Total risk based capital ratio	12.54%	12.80%	8.00%
Leverage ratio	8.60%	8.83%	4.00%

RESULTS OF OPERATIONS (MARCH 31, 2005)

Summary

Pretax income for the three months ended March 31, 2005 was $1.6 million compared to $870 thousand for the corresponding period of 2004. Net income after taxes for the three months ended March 31, 2005 totaled $1.0 million compared to $542 thousand for the same period in 2004.

First quarter income before taxes in 2005 from the Banking segment was $1.3 million versus $524 thousand for the same period in 2004. Income from the banking segment increased approximately $820 thousand over the same period last year. This increase in income is attributable to a focus on commercial lending, increased name recognition and the addition of experienced professional loan officers all of which expanded our base of business. Earnings were impacted by increased personnel costs associated with an increase in the commercial lending staff and expenses associated with the addition of our two new banking centers. It is expected that income at the Banking segment will continue to improve as new loan officers and the new banking centers increase our base of business and market share. Income from the Mortgage segment was $224 thousand for the three months ended March 31, 2005, compared to $346 thousand for the corresponding period in 2004.

The composition of the consolidated earnings has seen a significant change over the last one year as a result of the strategies employed by the management in the banking segment and the effects of the general market conditions on the mortgage segment. In the three months ended March 31, 2005 the banking segment accounted for 85.0% of the pretax consolidated earnings while the mortgage segment accounted for 15.0%. This compared to 60.0% and 40.0% respectively for the two segments for the same period in 2004. The above trend is a reflection of the managements’ strategy of utilizing strong mortgage earnings in 2003 towards the expansion of the banking staff and infrastructure designed to improve future earnings contribution by the bank. Management intends to continue with this strategy causing the banking segment to contribute the majority of future earnings.

Basic earnings per common share for the first quarter of 2005 amounted to $0.26 per share, up from $0.16 per share in 2004. Diluted earnings per share for the first quarter was $0.22 up from $0.12 per share in the first quarter of 2004.

Interest and fees on loans increased by $1.7 million in the three months ended March 31, 2005 over the same period of 2004 reflecting the $72.9 million increase in loans held for investment from the first quarter of 2004. Non–interest income totaled $6.2 million for the three months ended March 31, 2005 compared to $6.3 million for the same period of 2004.

Net Interest Income

Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. During the first quarter of 2005 our net interest margin decreased 54 basis points from 3.74% in 2004 to 3.20% in 2005. The decrease in net interest margin is due to an increase of $111 million in average interest bearing deposits and due to the flattening of the yield curve during the first quarter of 2004.

Net interest income for three months ended March 31, 2005 increased to $3.2 million compared to $2.4 million for the same period in 2004. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets increased $139.9 million over the $258.4 million in 2004. The increase can be attributed to the growth in average loans which increased by $106.7 million and the growth in average investment securities which increased by $30.5 million. The yield on earning assets increased from 5.57% in 2004 to 5.64% in 2005 reflecting an increase in yield on all earning asset categories and reflects the current rate environment.

Total interest expense for the first quarter of 2005 increased $1.3 million over the total of $1.1 million for the same period in 2004 as a result of increases in interest bearing deposits and increased interest expense on borrowings. Total interest bearing deposits averaged $241.6 million at period ended March 31, 2005 compared to $130.6 million at March 31, 2004 . Borrowed funds for three months ended March 31, 2005 averaged $73.9 million compared to $70.4 million for the corresponding period in 2004. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities at March 31, 2005 was 3.09% up 74 basis points from March 31, 2004.

Volume and Rate Analysis

	Three Months Ended March 31,
	2005 compared to 2004
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate

	(In Thousands)
Interest Earning Assets:
Investments	$292	$285	$7
Loans	1,677	1,600	77
Interest bearing deposits	52	8	44

Total Increase (Decrease) in Interest Income	2,021	1,893	128

Interest Bearing Liabilities:
Interest-bearing demand deposits	21	9	12
Money market deposit accounts	759	513	246
Savings accounts	—	—	—
Time deposits	168	170	(2)

Total interest-bearing deposits	948	692	256
FHLB Advances	114	(26)	140
Securities sold under agreements to repurchase	7	—	7
Other short-term borrowings	16	18	(2)
Long-term borrowings	132	112	20
Subordinated debentures	38	—	38

Total Increase (Decrease) in Interest Expense	1,255	796	459

Increase (Decrease) in Net Interest Income	$766	$1,097	$(331)

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Period Ended March 31,
	2005			2004
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$52,947	$493	3.72%	$22,402	$201	3.59%
Loans	336,443	5,060	6.02%	229,731	3,383	5.89%
Interest bearing deposits	8,950	66	2.95%	6,306	14	0.89%

Total interest earning assets	398,340	5,619	5.64%	258,439	3,598	5.57%
Non-interest earning assets:
Cash and due from banks	11,202			5,561
Premises and equipment	8,750			6,749
Other assets	5,600			5,046
Less: allowance for loan losses	(4,070)			(2,614)

Total non-interest earning assets	21,482			14,742

Total Assets	$419,822			$273,181

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$10,580	$40	1.51%	$7,521	$19	1.01%
Money market deposit accounts	111,978	831	2.97%	25,444	72	1.13%
Savings accounts	389	1	1.03%	437	1	0.92%
Time deposits	118,619	935	3.15%	97,154	767	3.16%

Total interest-bearing deposits	241,566	1,807	2.99%	130,556	859	2.63%
FHLB Advances	25,056	170	2.71%	38,318	56	0.58%
Securities sold under agreements to repurchase	2,100	9	1.71%	1,887	2	0.42%
Other short-term borrowings	9,788	40	1.63%	5,387	24	1.78%
Long-term borrowings	26,618	252	3.79%	14,525	120	3.30%
Subordinated Debentures	10,311	157	6.09%	10,311	119	4.62%

Total interest-bearing liabilities	315,439	2,435	3.09%	200,984	1,180	2.35%

Non-interest bearing liabilities:
Demand deposits	74,335			49,870
Other liabilities	3,641			2,650

Total liabilities	393,415			253,504
Shareholders’ Equity	26,407			19,677

Total Liabilities and Shareholders’ Equity:	$419,822			$273,181

Interest Spread			2.55%			3.22%

Net Interest Margin		$3,184	3.20%		$2,418	3.74%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3)	Loan placed on nonaccrual status are included in loan balances

Non Interest Income

Non-interest income consists of revenue generated from a broad range of financial services and activities. The Mortgage Corporation provides the most significant contributions towards non-interest income. Total non-interest income was $6.2 million for the first quarter of 2005 compared to $6.3 million for the same period in 2004, a decrease of $100 thousand. Gains on the sale of loans originated by the Mortgage Corporation totaled $4.6 million, compared to $4.9 million in 2004. Mortgage broker fees amounted to $931 thousand compared to $1.2 million in 2004. The decreases are primarily due an industry wide decline in volume that has resulted in lower gross profit margins.

Non Interest Expense

Non interest expense totaled $7.7 million for the first quarter of 2005 compared to $7.6 million for the same period in 2004. Salaries and benefits totaled $4.6 million and comprised 59.6% of total non operating expense. Of the $4.6 million, 69.5% of the expense is attributable to the Mortgage Corporation and 30.5% attributable to the Bank. The majority of compensation expense for the Mortgage Corporation is variable with loan origination volume.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At March 31, 2005, overnight interest bearing balances totaled $21.7 million and securities available for sale totaled $56.7 million.

The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At March 31, 2005, the Corporation had a line of credit with the Federal Home Loan Bank of Atlanta totaling $116.9 million and outstanding variable rate loans of $5.0 million, and an additional $25.9 million in term loans at fixed rates ranging from 2.70% to 4.97% leaving $86.0 million available on the line. In addition to the line of credit at the Federal Home Loan Bank, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of March 31, 2005, outstanding repurchase agreements totaled $498 thousand and commercial paper issued amounted to $9.7 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at March 31, 2005, these lines amounted to $22.6 million. The Corporation also has $10.3 million in subordinated debentures to support the growth of the organization.

Borrowed Funds Distribution

	March 31,	December 31,
	2005	2004
	(Dollars In Thousands)
At Period End
FHLB Advances	$5,000	$27,000
FHLB long term Borrowings	25,947	27,000
Securities sold under agreements to repurchase	498	2,862
Other short term borrowings	9,721	7,217
Subordinated debentures	10,311	10,311

Total at period end	$51,477	$74,390

Average Balances
FHLB Advances	$25,056	$44,598
FHLB long term Borrowings	26,618	17,801
Securities sold under agreements to repurchase	2,100	2,290
Other short term borrowings	9,788	4,741
Subordinated debentures	10,311	10,311

Total average balance	$73,873	$79,741

Average rate paid on all borrowed funds	3.92%	2.73%

Off Balance Sheet Items

There have been no material changes to the off-balance sheet items disclosed in the Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of March 31, 2005. The table below reflects the outcome of these analyses at March 31, 2005.According to the model run for the period ended March 31, 2005 over a twelve month period, an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 6.43%. An immediate 50 basis points decline in interest rates would result in a decrease in net interest income by 1.55%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income. The following table reflects the Corporation’s earnings sensitivity profile as of March 31, 2005.

Rate Shock Analysis
March 31, 2005
Change in	Hypothetical	Hypothetical Percentage
Federal Funds	Percentage Change	Change In Economic
Target Rate	In Earnings	Value of Equity
3.00%	17.15%	-18.30%
2.00%	12.10%	-12.51%
1.00%	6.43%	-6.60%
-0.25%	-0.60%	1.80%
-0.50%	-1.55%	3.43%
-0.75%	-2.43%	4.98%
-1.00%	-3.53%	6.54%

The Corporation’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Corporation manages its exposure to fluctuations in interest rates through policies established by its Funds Management Committee. The Funds Management Committee meets periodically and has responsibility for formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity.

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

Off-Balance Sheet Items

In the ordinary course of business, the Bank issues commitments to extend credit and, at March 31, 2005, these commitments amounted to $30.5 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

At March 31 2005, the Bank had approximately $48.1 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other information

     None

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed July 19, 2002 (file number 000-49929))
3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 dated July 19, 2002 (file number 000-49929))
4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.0 to Form 10-KSB filed March 31, 2003 (file number 000-49929))
10.1+	Employment Letter Agreement between Access National Bank and Michael W. Clarke (incorporated by reference to Exhibit 10.1 to Form 10-K filed March 31, 2005 (file number 000-49929))
10.2+	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 31, 2005 (file number 000-49929))
10.3+	Employment Letter Agreement between Access National Bank and Charles Wimer (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed March 31, 2003(file number 000-49929))
10.4+	Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 31, 2005 (file number 000-49929))
10.5	Access National Bank 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed March 31, 2003 (file number 000-49929))
10.6	Lease agreement between Access National Bank and William and Blanca Spencer (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed March 31, 2003 (file number 000-49929))
10.7	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed March 31, 2003 (file number 000-49929))
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

+	indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation (Registrant)
Date: May 13, 2005	By:	/s/	Michael W. Clarke

Michael W. Clarke
President / CEO

Date: May 13, 2005	By:	/s/	Charles Wimer

Charles Wimer
Executive Vice President & CFO