Form 10-Q
period 2005-06-30
ACCESS NATIONAL CORP
filed 2005-08-12
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
(Address of principal executive offices) (Zip Code)
(703) 871-2100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Access National Corporation’s common stock, par value $1.67, as of August 12, 2005 was 3,964,730 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	Page 2
Consolidated Statements of Income for the Three months ended June 30, 2005 and 2004	Page 3
Consolidated Statements of Income for the Six months ended June 30, 2005 and 2004	Page 4
Consolidated Statements of Shareholders’ Equity for the Six months ended June 30, 2005 and 2004	Page 5
Consolidated Statements of Cash Flows for the Six months ended June 30, 2005 and 2004	Page 6
Notes to Consolidated Financial Statements	Page 7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 33
Item 4. Controls and Procedures	Page 34

PART II OTHER INFORMATION

Item 1. Legal Proceedings	Page 35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 35
Item 3. Defaults Upon Senior Securities	Page 35
Item 4. Submission of Matters to a Vote of Security Holders	Page 35
Item 5. Other Information	Page 35
Item 6. Exhibits	Page 36
Signatures	Page 37

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$9,600	$10,998
Interest bearing deposits in other banks	2,095	19,534
Securities available for sale, at fair value	69,401	51,378
Loans held for sale	69,834	36,245
Loans, net of allowance for loan losses of $4,516 and $4,019 respectively	309,291	288,575
Premises and equipment	8,610	8,822
Other assets	6,609	4,546

Total assets	$475,440	$420,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$98,124	$94,108
Savings and interest-bearing deposits	156,060	103,274
Time deposits	119,544	120,011

Total deposits	373,728	317,393
Other liabilities
Short-term borrowings	33,522	37,079
Long-term borrowings	24,893	27,000
Subordinated debentures	10,311	10,311
Other liabilities	4,588	2,317

Total liabilities	447,042	394,100

SHAREHOLDERS’ EQUITY
Common stock, par value, $1.67; authorized, 30,000,000 shares; issued and outstanding, 3,964,730 shares in 2005 and 3,957,074 shares in 2004	6,621	6,608
Surplus	9,092	9,067
Retained earnings	12,869	10,330
Accumulated other comprehensive income (loss), net	(184)	(7)

Total shareholders’ equity	28,398	25,998

Total liabilities and shareholders’ equity	$475,440	$420,098

See accompanying notes to consolidated financial statements (Unaudited)

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(unaudited)

	Three Months Ended June 30,
	2005	2004
Interest and Dividend Income
Interest and fees on loans	$5,705	$4,098
Interest on deposits in other banks	53	16
Interest and dividends on securities	610	187

Total interest and dividend income	6,368	4,301

Interest Expense
Interest on deposits	2,103	970
Interest on short-term borrowings	289	215
Interest on long-term borrowings	245	116
Interest on subordinated debentures	164	118

Total interest expense	2,801	1,419

Net interest income	3,567	2,882
Provision for loan losses	383	204

Net interest income after provision for loan losses	3,184	2,678

Noninterest Income
Service fees on deposit accounts	63	46
Gain on sale of loans	6,980	5,372
Mortgage broker fee income	1,675	1,145
Other income	429	216

Total noninterest income	9,147	6,779

Noninterest Expense
Salaries and employee benefits	5,213	4,659
Occupancy and equipment	558	664
Other operating expenses	4,229	2,613

Total noninterest expense	10,000	7,936

Income before income taxes	2,331	1,521

Income tax expense	827	513

NET INCOME	$1,504	$1,008

Earnings per common share:
Basic	$0.38	$0.28

Diluted	$0.32	$0.22

Average outstanding shares:
Basic	3,960,334	3,635,111
Diluted	4,687,664	4,595,514
See accompanying notes to consolidated financial statements (Unaudited)

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Interest and Dividend Income
Interest and fees on loans	$10,765	$7,481
Interest on deposits in other banks	119	30
Interest and dividends on securities	1,103	388

Total interest and dividend income	11,987	7,899

Interest Expense
Interest on deposits	3,910	1,829
Interest on short-term borrowings	508	298
Interest on long-term borrowings	497	236
Interest on subordinated debentures	321	237

Total interest expense	5,236	2,600

Net interest income	6,751	5,299
Provision for loan losses	497	379

Net interest income after provision for loan losses	6,254	4,920

Noninterest Income
Service fees on deposit accounts	97	106
Gain on sale of loans	11,614	10,240
Mortgage broker fee income	2,606	2,300
Other income	983	395

Total noninterest income	15,300	13,041

Noninterest Expense
Salaries and employee benefits	9,776	9,357
Occupancy and equipment	1,094	1,192
Other operating expenses	6,785	5,021

Total noninterest expense	17,655	15,570

Income before income taxes	3,899	2,391

Income tax expense	1,360	841

NET INCOME	$2,539	$1,550

Earnings per common share:
Basic	$0.64	$0.44

Diluted	$0.54	$0.34

Average outstanding shares:
Basic	3,959,667	3,556,236
Diluted	4,683,648	4,555,353
See accompanying notes to consolidated financial statements (Unaudited)

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005 and 2004
(In Thousands)
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2004	$6,608	$9,067	$10,330	$(7)	$—	$25,998

Comprehensive income:

Net income	—	—	2,539	—	2,539	2,539

Other comprehensive income (loss), unrealized holdings losses arising during the period, net of tax $94	—	—	—	(177)	(177)	(177)

					$2,362

Common Stock issued for exercise of warrants, shares	13	25				38

Balance, June 30, 2005	$6,621	$9,092	$12,869	$(184)		$28,398

Balance, December 31, 2003	$5,796	$6,856	$7,015	$88	$—	$19,755

Comprehensive income:

Net income	—	—	1,550	—	1,550	1,550

Other comprehensive income (loss), unrealized holdings losses arising during the period, net of tax $49			—	(184)	(184)	(184)

Common Stock issued for					$1,366

exercise of warrants	790	2,366				3,156

Balance, June 30, 2004	$6,586	$9,222	$8,565	$(96)		$24,277

See accompanying notes to consolidated financial statements (Unaudited)

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2005	2004
	(In Thousands)
Cash Flows from Operating Activities
Net income	$2,539	$1,550
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	497	379
Deferred tax (benefit)	91	95
Net amortization (accretion) on securities	1	48
Depreciation and amortization	350	257
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(33,589)	(12,792)
(Increase) decrease in other assets	(2,062)	(1,055)
Increase (decrease) in other liabilities	2,271	(509)

Net cash (used in) operating activities	(29,902)	(12,027)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	9,894	14,105
Purchases of securities available for sale	(28,187)	(14,150)
Net (increase) in loans	(21,212)	(58,104)
Purchases of premises and equipment	(138)	(638)

Net cash (used in) investing activities	(39,643)	(58,787)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	56,802	46,705
Net increase (decrease) in time deposits	(467)	3,060
Net (decrease) in securities sold under agreement to repurchase	(2,355)	219
Net increase (decrease) in short-term borrowings	(1,202)	18,300
Net increase (decrease) in long term borrowings	(2,107)	14,142
Proceeds from issuance of common stock	37	3,156

Net cash provided by financing activities	50,708	85,582

Increase (decrease) in cash and cash equivalents	(18,837)	14,768
Cash and Cash Equivalents
Beginning	30,532	6,094

Ending	$11,695	$20,862

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,210	$2,347

Cash payments for income taxes	$1,887	$377

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$(268)	$280
See accompanying notes to consolidated financial statements (Unaudited)

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — COMMENCEMENT OF OPERATIONS
Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation has three wholly owned subsidiaries, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association, Access Capital Trust I, and Access Capital Trust II. The Corporation does not have any significant operations and serves primarily as the parent company for the Bank. The Corporation has a strong capital base that can be used to engage in bank related businesses as provided under the Bank Holding Company Act of 1956, as amended, or down streamed to the Bank to support continued growth.
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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2004, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2004.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 3 — STOCK BASED COMPENSATION PLANS
Stock-Based Compensation Plans — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payments. The provisions of SFAS 123R were effective for all share-based awards granted, modified, repurchased or cancelled after July 1, 2005. However, on April 15, 2005, the SEC issued release number 33-8568 which delayed the effective date of SFAS 123R an additional six months, requiring that companies adopt the provisions of SFAS 123R for annual periods beginning after June 15, 2005. The Corporation applies Accounting Principles Bulletin (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for employee stock compensation plans, and accordingly, does not recognize compensation expense for stock options granted when the option price is greater than or equal to the underlying stock price on the date of grant.
The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005 and 2004, respectively: three year Treasury bill rate used as the risk-free interest rate and volatility factors of the expected market price of the Corporation’s common stock of 20.35% and 17.91%.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, such as expected stock price volatility. Since the Corporation’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.
The Corporation’s options granted vest at the end of the third year after grant. The compensation expense related to these options has been allocated over the vesting period for purposes of pro forma disclosures. Options expire either seven or five years after the date of grant. The Corporation presents the pro forma disclosures required by SFAS 123, Accounting for Stock-Based Compensation, and as amended by SFAS 148, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands Except Per Share Data)
Net Income, as reported	$1,504	$1,008	$2,539	$1,550

Total stock-based compensation determined under fair value based method for all awards, net of realized tax effects	(42)	(72)	(83)	(140)

Pro-forma Net Income	$1,462	$936	$2,456	$1,410

Earnings per Share:
Basic — as reported	$0.38	$0.28	$0.64	$0.44

Basic — pro forma	$0.37	$0.26	$0.62	$0.40

Diluted — as reported	$0.32	$0.22	$0.54	$0.34

Diluted — pro forma	$0.31	$0.20	$0.52	$0.31

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — SECURITIES
Amortized costs and fair values of securities available for sale as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Securities	$1,614	$2	$—	$1,616
U.S. Government Agencies	60,316	22	(339)	59,999
Mortgage Backed Securities	1,756	23	—	1,779
Tax Exempt Municipals	1,199	—	—	1,199
Taxable Municipals	1,500	14	—	1,514
Restricted Securities —				—
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	2,994	—	—	2,994

Total Securities	$69,679	$61	$(339)	$69,401

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Securities	$1,623	$15	$—	$1,638
U.S. Government Agencies	44,331	33	(103)	44,261
Mortgage Backed Securities	2,191	44	—	2,235
Restricted Securities —				—
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	2,944	—	—	2,944

Total Securities	$51,389	$92	$(103)	$51,378

Management does not believe that any individual unrealized loss at June 30, 2005 represents an other-than-temporary impairment. The unrealized loss reported for the U.S. government agency securities relate to securities issued by the FHLB. These unrealized losses are primarily attributable to changes in interest rates and were individually not significant relative to their respective amortized cost. Additionally, the Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of securities available for sale as of June 30, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	June 30, 2005
	Amortized	Fair
	Cost	Value
	(In Thousands)
US Treasury & Agencies
Due in one year or less	$1,614	$1,616
Due after one through five years	57,818	57,508
Due after five through ten years	2,498	2,491
Municipals
Due after five through ten years	2,027	2,041
Due after ten through fifteen years	672	672
Mortgage Backed Securities
Due in five years or less	1,756	1,779
Restricted Stock:
Federal Reserve Bank stock	300	300
FHLB stock	2,994	2,994

	$69,679	$69,401

NOTE 5 — LOANS
The following table presents the composition of the loan portfolio at June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(In Thousands)
Loans secured by real estate:
Construction and land development	$37,073	$33,073
Secured by 1 to 4 family residential properties	123,768	112,491
Secured by multi-family residential	928	941
Secured by nonfarm nonresidential properties	108,375	96,939
Commercial and industrial loans	43,273	48,427
Consumer loans	390	723

Total loans	313,807	292,594
Less allowance for loan losses	4,516	4,019

Net loans	$309,291	$288,575

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents segment information for the three months ended June 30, 2005 and 2004:

2005	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$6,358	$707	$(697)	$6,368
Gain on sale of loans	—	7,009	(29)	6,980
Other	692	1,784	(309)	2,167

Total operating income	7,050	9,500	(1,035)	15,515

Expenses:
Interest expense	2,844	653	(696)	2,801
Salaries and employee benefits	1,318	3,895	—	5,213
Other	1,593	3,916	(339)	5,170

Total operating expenses	5,755	8,464	(1,035)	13,184

Income before income taxes	$1,295	$1,036	$—	$2,331

Total assets	$455,669	$105,480	$(85,709)	$475,440

2004	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$4,101	$486	$(286)	$4,301
Gain on sale of loans	—	5,362	10	5,372
Other	410	1,149	(151)	1,408

Total operating income	4,511	6,997	(427)	11,081

Expenses:
Interest expense	1,504	209	(293)	1,420
Salaries and employee benefits	936	3,723	—	4,659
Other	1,073	2,542	(134)	3,481

Total operating expenses	3,513	6,474	(427)	9,560

Income before income taxes	$998	$523	$—	$1,521

Total assets	$349,014	$56,055	$(61,550)	$343,519

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents segment information for the six months ended June 30, 2005 and 2004:

2005	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$11,937	$1,214	$(1,164)	$11,987
Gain on sale of loans	—	11,675	(61)	11,614
Other	1,408	2,921	(643)	3,686

Total operating income	13,345	15,810	(1,868)	27,287

Expenses:
Interest expense	5,338	1,061	(1,163)	5,236
Salaries and employee benefits	2,712	7,064	—	9,776
Other	2,656	6,425	(705)	8,376

Total operating expenses	10,706	14,550	(1,868)	23,388

Income before income taxes	$2,639	$1,260	$—	$3,899

Total assets	$455,669	$105,480	$(85,709)	$475,440

2004	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$7,678	$809	$(588)	$7,899
Gain on sale of loans	—	10,359	(119)	10,240
Other	865	2,304	(368)	2,801

Total operating income	8,543	13,472	(1,075)	20,940

Expenses:
Interest expense	2,842	346	(588)	2,600
Salaries and employee benefits	1,956	7,401	—	9,357
Other	2,223	4,856	(487)	6,592

Total operating expenses	7,021	12,603	(1,075)	18,549

Income before income taxes	$1,522	$869	$—	$2,391

Total assets	$349,014	$56,055	$(61,550)	$343,519

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7 — EARNINGS PER SHARE (EPS):
The following tables show the calculation of both Basic and Diluted earnings per share for the three months and six months ended June 30, 2005 and 2004 respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three months	Three months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net Income	$1,504	$1,008
Weighted average shares outstanding	3,960,334	3,635,111

Basic Earnings per share	$0.38	$0.28

DILUTED EARNINGS PER SHARE:
Net Income	$1,504	$1,008
Weighted average shares outstanding	3,960,334	3,635,111
Stock options and warrants	727,330	960,403

	4,687,664	4,595,514

Diluted earnings per share	$0.32	$0.22

	Six months	Six months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net Income	$2,539	$1,550
Weighted average shares outstanding	3,959,667	3,556,236

Basic Earnings per share	$0.64	$0.44

DILUTED EARNINGS PER SHARE:
Net Income	$2,539	$1,550
Weighted average shares outstanding	3,959,667	3,556,236
Stock options and warrants	723,981	999,117

	4,683,648	4,555,353
Diluted earnings per share	$0.54	$0.34

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8. OTHER EXPENSES
The Corporation had the following other expenses for the six months ended June 30, 2005 and 2004.

	June	June
	2005	2004
	(In Thousands)
Advertising and Promotional Expense	$1,776	$978

Management Fees	766	1,164

Contingency Reserve	697	29

Investor Fees	446	328

Accounting & Auditing Services	204	105

Legal Fees	201	8

Telephone	167	158

Consulting Fees	162	156

Postage & Courier	159	166

Data Processing	147	191

Office Supplies	121	222

Other	1,939	1,516

	$6,785	$5,021

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
At June 30, 2005 and December 31, 2004 the Mortgage Corporation had open forward contracts of $29,250,000 and $26,000,000, respectively.
The net effect on the Corporation’s income statement from marking to market the forward contracts, the interest rate lock commitments and mortgage loans held for sale was not material to the Corporation.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the six months ended June 30, 2005 and 2004. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” ” anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency, U.S. Treasury and the FRB, the economy of Northern Virginia, including governmental spending and real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.
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
Derivative Financial Instruments — Access National Mortgage Corporation carries all derivative instruments at fair value as either assets or liabilities in the consolidated balance sheets. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”), provides specific accounting provisions for derivative instruments that qualify for hedge accounting. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in Statement 133.

FINANCIAL CONDITION (June 30, 2005 compared to December 31, 2004)
The Corporation’s assets totaled $475.4 million at June 30, 2005, an increase of $55.3 million from year end 2004. The Corporation continues to experience strong growth in assets as a result of its commitment to the market it serves. Net loans held for investment, originated by the Bank, increased $20.7 million over year end. Loans held for sale totaled $69.8 million, up $33.6 million from December 31, 2004. The mortgage market improved during the first six months of 2005 as long term rates remained relatively low. Mortgage loan originations totaled $457.5 million for the first six months of 2005 compared to $394.5 million for the same period of 2004, an increase of $63.0 million.
Management employs a strategy of attracting highly qualified professional lenders to support future growth in the Loans Held for Investment. The future balances in the Loans Held for Sale category will continue to experience volatility due to fluctuations of interest rates. The balances of this short term investment fluctuate daily as necessary to support loan origination and secondary market sales activities. Management does not view the Loans Held for Sale balance as a meaningful indicator of performance due to its dependence on volatile interest rates.
Asset growth during the period was supported by deposit growth. Total Deposits increased $56.3 million from $317.4 million at December 31, 2004 to $373.7 million on June 30, 2005. Short term borrowings decreased by $3.6 million during the first six months of 2005, as the Corporation continues to fund asset growth with increased core deposits. Management expects the expanding commercial lending staff and new banking centers to support future deposit growth necessary to fund loan growth. Management expects continued utilization of wholesale Certificates of Deposits and other short term borrowings as necessary to fund the Loans Held for Sale activity and growth in financial investments.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, mortgage backed securities, municipal securities, Federal Reserve and Federal Home Loan Bank stock. At June 30, 2005 the securities portfolio totaled $69.4 million, up from $51.4 million on December 31, 2004. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $184 thousand on June 30, 2005.
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
At June 30, 2005, loans held for investment increased by $21.2 million from December 31, 2004 and totaled $313.8 million. The increase is a result of expansion of the Bank’s loan officer staffing, and increased name recognition and acceptance of the Bank’s products and services within the marketplace. Management intends to continue to increase loan officer staffing and support in order to facilitate continued growth in the portfolio. The following is a summary of the Loan Portfolio Held for Investment at June 30, 2005.
Commercial Loans: Commercial Loans represent 13.8% of our held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 11.8% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Real Estate Non-Residential Loans: Also known as “Commercial Mortgages”, loans in this category represent 34.5% of our loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Residential Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represent 39.8% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 18.6%; First Trust Mortgage Loans 76.0%; Loans Secured by a Junior Trust 3.0%; Multi-family loans and loans secured by Farmland 2.4%.
Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.
Home Equity Loans: These loans are extended to borrowers in our target market and constitute 7.4% of the total loan portfolio held for investment. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Loans are most frequently secured by a second lien on residential property. 1-4 Family Residential First Trust Loan, or “First Mortgage Loan,” proceeds are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust Loans, or “Loans Secured by a Second Trust Loans,” are to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.
Consumer Loans: Consumer Loans make up less than 0.1% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment capacity, collateral value, savings pattern, credit history and stability.

The following table summarizes the Corporation’s loan portfolio as of June 30, 2005

	June 30,	Percent of
	2005	Total
	(Dollars in thousands)
Real Estate — Construction	$37,073	11.81%
Real Estate — Residential	101,515	32.35
Real Estate — Non-Residential	108,375	34.54
Home Equity	23,181	7.39
Leases	2,998	0.96
Commercial	40,275	12.83
Consumer	390	0.12

	$313,807	100%

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
The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor. In the six month period ending June 30, 2005 we originated $475.5 million of loans processed in this manner. Repayment risk of this activity is minimal since the loans are on our books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. At June 30, 2005 loans held for sale totaled $69.8 million compared to $36.2 million at year end 2004. The increase in loans held for sale is due to the increase in loan originations brought about by the strong real estate market in the Washington metropolitan area and relatively low interest rates.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. For first six months of 2005, we originated a total volume of $112.6 million in residential mortgage loans under these types of delivery methods compared to $102.6 million for the same period in 2004. Brokered loans accounted for 24.6% of the total loan volume of Access National Mortgage Corporation.
Allowance for Loan Losses
At June 30, 2005, the allowance for loan loss was $4.5 million, compared to $4.0 million at year end 2004. Although actual loan losses have been insignificant, our senior credit management, with over 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes and trend analysis. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an internal audit program and bank regulators and such reviews have not resulted in any material adjustment to the reserve.

The Bank does not have a meaningful history of charge offs with which to establish trends in loan losses by loan classifications. As of June 30, 2005 the total net charge offs for the five and a half years of operation was less than $19 thousand. The overall allowance for loan losses is equivalent to approximately 1.44% of total loans held for investment. The methodology as to how the allowance was derived is a combination of specific allocations and a percentage allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.
The allowance for loan losses increased by $497 thousand during the first six months of 2005 or approximately 12.4% over year end 2004. The allowance for loan losses at June 30, 2005 was 1.44% of total loans held for investment compared to 1.37% at year end 2004. The allowance for Commercial loans as a percent of the total Commercial loans at June 30, 2005 amounted to 3.7%, compared to 3.0% at year end 2004. The allowance for Commercial Real Estate loans remained unchanged and was 1.3% of total Commercial Real Estate loans as of June 30, 2005 and December 31, 2004. The allowance for Residential Real Estate loans also remained unchanged and was 0.8% as a percent of total Residential Real Estate loans at June 30, 2005 and December 31, 2004. Net charge offs from inception through June 30, 2005 have totaled less than $19 thousand. Since the bank does not have a meaningful charge off experience, changes in the composition of the allowance for loan losses are due to changes in volume and in individual risk ratings on new loans.
The loss risk of each loan within a particular classification, however, is not the same. The methodology for arriving at the allowance is not dictated by loan classification. The methodology as to how the allowance was derived is detailed below. Unallocated amounts included in the allowance for loan losses have been applied to the loan classifications on a percentage basis.
Adequacy of the reserve is assessed, and appropriate expense and charge offs are taken, no less frequently than at the close of each fiscal quarter end. The methodology by which we systematically determine the amount of our reserve is set forth by the Board of Directors in our Credit Policy. Under this Policy, our Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits (the “Specific Reserve”), individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time (the “General Reserve”) and, finally, an “Unallocated Reserve” to cover any unforeseen factors not considered above in the appropriate magnitude. Each of the reserve components, General, Specific and Unallocated are discussed in further detail below.
With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, management structure and business operations, in the case of commercial loans. As of June 30, 2005 our evaluation of these factors supported approximately 82.0% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.
When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan loss analysis comprises the “Specific Reserve” and accounted for approximately 18.0% of the total loss reserve.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of June 30, 2005 the threshold range for this component was 0.02% to 0.75% of the total loan portfolio and accounted for approximately 18.0% of the total loss reserve.
An analysis of the Corporation’s allowance for loan losses as of and for the period indicated is set forth in the following tables:

Allowance for Loan Losses
(In Thousands)
Balance as of December 31, 2004	$4,019

Charge offs	—
Recoveries	—
Provision	497

Balance as of June 30, 2005	$4,516
Allocation of the Allowance for Loan Losses

	June 30, 2005				December 31, 2004
		Percentage of		Percentage		Percentage of		Percentage
	Amount of	Total	Allowance for	of	Amount of	Total	Allowance for	of
	Loans	Portfolio	Loan Loss	Allowance	Loans	Portfolio	Loan Loss	Allowance
				(Dollars In Thousands)

Commercial	$43,273	13.79%	$1,593	35.27%	$48,427	16.55%	$1,475	36.70%
Real estate non-residential	108,375	34.54	1,409	31.20	96,939	33.13	1,235	30.73
Real estate construction	37,073	11.81	485	10.74	33,073	11.30	438	10.90
Residential real estate	124,696	39.74	1,025	22.70	113,432	38.77	862	21.45
Consumer	390	0.12	4	0.09	723	0.25	9	0.22

	$313,807	100.00%	$4,516	100.00%	292,594	100.00%	$4,019	100.00%

Non-performing Loans and Past Due
At June 30, 2005 there were two loans in non accrual status totaling $1.5 million compared to five loans worth $2.2 million at December 31, 2004. Non accrual loans are carefully monitored and specific reserves established as necessary to ensure any estimated loss can be absorbed by the designated reserve. Approximately $812 thousand of the loss reserve was dedicated as specific reserve to these non-performing loans. In management’s estimate the specific reserve for these loans will be adequate to absorb reasonably foreseeable losses. Management actively works with the borrowers to maximize potential for repayment and reports on the status of the same to the Board of Directors, no less than on a monthly basis.
Deposits
Deposits are the primary source of funding loan growth. At June 30, 2005 deposits totaled $373.7 million compared to $317.4 million on December 31, 2004, an increase of $56.3 million. Of this increase, Non-Interest Bearing accounts increased $4.0 million and Savings and Money Market accounts increased $52.8 million. Time Deposits remained relatively unchanged and decreased slightly by approximately $467 thousand. The increase in overall deposits is largely a result of an aggressive advertising promotion and new relationships brought in by our commercial lending staff. Additionally, the Bank markets its deposit products on our web page and various other internet web pages. The Bank opened two banking offices in 2004 that are also contributing to the growth in deposits.
Shareholders’ Equity
Shareholders’ equity was $28.4 million at June 30, 2005. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholders’ equity increased by $2.4 million during the first six months ended June 30, 2005. The increase is due to the full retention of $2.5 million in earnings. Other comprehensive income (loss) representing unrealized losses on available for sale securities was $184 thousand.
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

Risk Based Capital Analysis

	June 30,	December 31,
	2005	2004
	(In Thousands)
Tier 1 Capital:
Common stock	$6,621	$6,608
Capital surplus	9,092	9,067
Retained earnings	12,869	10,330
Subordinated debentures	9,520	8,500

Total tier 1 capital	38,102	34,505

Subordinated debentures not included in Tier I	791	1,811
Allowance for loan losses	4,459	3,934

Total Risk Based Capital	$43,352	$40,250

Risk weighted assets	$356,482	$314,494

Quarterly average assets	$444,412	$390,735

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	10.69%	10.97%	4.00%
Total risk based capital ratio	12.16%	12.80%	8.00%
Leverage ratio	8.57%	8.83%	4.00%

RESULTS OF OPERATIONS (June 30, 2005)
Summary
Pretax income for the three months ended June 30, 2005 was $2.3 million compared to $1.5 million for the corresponding period of 2004. Net income after tax for the second quarter of 2005 totaled $1.5 million compared to $1.0 million for the same period in 2004. Year to date net income after tax for the six month period ended June 30, 2005 totaled $2.5 million compared to $1.6 million for the first six months of 2004.
Second quarter income before taxes in 2005 from the Commercial Banking segment was $1.3 million versus $1.0 million for the three month period ended June 30, 2004. Income before taxes for the six months ending June 30, 2005 from the Commercial Banking segment was $2.6 million versus $1.5 million for the same period in 2004. Income before taxes from the Commercial Banking segment increased approximately $1.1 million over the same period last year. This increase in income is attributable to increased loans and investments. It is expected that income at the Commercial Banking segment will continue to improve as new loan officers and the new banking centers increase our base of business and market share. Income from the Mortgage Banking segment was $1.3 million for the six months ended June 30, 2005, compared to $870 thousand for the corresponding period in 2004. This increase is attributable to a favorable interest rate environment and a strong home purchase market.
The composition of the consolidated earnings has seen a distinct trend over the last two years as a result of the strategies employed by the management in the Commercial Banking segment and the effects of the general market conditions on the Mortgage Banking segment. In the six months ended June 30, 2005 the Commercial Banking segment accounted for 67.7% of the pretax consolidated earnings while the Mortgage Banking segment accounted for 32.3%. This compared to 63.6% and 36.4% respectively for the two segments for the same period in 2004. The above trend is a reflection of the managements’ strategy of utilizing strong mortgage earnings in 2003 towards the expansion of the Commercial Banking staff and infrastructure designed to improve future earnings contribution by the Bank. Management intends to continue with this strategy causing the Commercial Banking segment to contribute an increasing majority of future earnings.
Basic earnings per common share for the second quarter of 2005 amounted to $0.38 per share, up from $0.28 per share for the same period in 2004. Basic earnings per common share for the first six months of 2005 amounted to $0.64 per share, up from $0.44 per share in 2004. Diluted earnings per share for the first six months was $0.54 up from $0.34 per share for the same period of 2004.
Interest and fees on loans increased by $3.3 million in the six months ended June 30, 2005 over the same period of 2004 reflecting the $69.3 million increase in loans held for investment from June 30, 2004. Non–interest income totaled $15.3 million for the six months ended June 30, 2005 compared to $13.0 million for the same period of 2004.
Net Interest Income
Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. During the second quarter of 2005 our net interest margin decreased 51 basis points from 3.78% in 2004 to 3.27% in 2005. The decrease in net interest margin is due to an increase of $111 million in average interest bearing deposits and due to the flattening of the yield curve during 2004 and the first half of 2005.
Net interest income for three months ended June 30, 2005 increased to $3.6 million compared to $2.9 million for the same period in 2004. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets increased $132.2 million over the $280.3 million in 2004. The increase can be attributed to the growth in average loans which increased by $93.8 million and the growth in average investment securities which increased by $35.6 million. The yield on earning assets increased from 5.64% in 2004 to 5.81% in 2005 reflecting an increase in yield on all earning asset categories due to the current rate environment.

Total interest expense for the second quarter of 2005 increased to $2.8 million from the total of $1.4 million for the same period in 2004 as a result of increases in interest bearing deposits and increased interest expense on borrowings. Total interest bearing deposits averaged $252.3 million for the six months ended June 30, 2005 compared to $140.9 million for the six months ended June 30, 2004. Borrowed funds for six months ended June 30, 2005 averaged $73.9 million compared to $68.8 million for the corresponding period in 2004. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities at June 30, 2005 was 3.21% up 73 basis points from June 30, 2004.
Volume and Rate Analysis

	Six Months Ended June 30,
	2005 compared to 2004
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$715	$678	$37
Loans	3,284	2,904	380
Interest bearing deposits	89	17	72

Total Increase (Decrease) in Interest Income	4,088	3,599	489

Interest Bearing Liabilities:
Interest-bearing demand deposits	55	18	37
Money market deposit accounts	1,723	1,186	537
Savings accounts	—	—	—
Time deposits	303	219	84

Total interest-bearing deposits	2,081	1,423	658
FHLB Advances	156	(82)	238
Securities sold under agreements to repurchase	9	(1)	10
Other short-term borrowings	45	(1)	46
Long-term borrowings	261	194	67
Subordinated debentures	84	9	75

Total Increase (Decrease) in Interest Expense	2,636	1,542	1,094

Increase (Decrease) in Net Interest Income	$1,452	$2,057	$(605)

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Period Ended June 30,
	2005			2004
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$57,619	$1,103	3.83%	$22,027	$388	3.52%
Loans	345,571	10,765	6.23%	251,754	7,481	5.94%
Interest bearing deposits	9,300	119	2.56%	6,513	30	0.92%

Total interest earning assets	412,490	11,987	5.81%	280,294	7,899	5.64%
Non-interest earning assets:
Cash and due from banks	9,475			6,597
Premises, land and equipment	8,688			7,812
Other assets	5,921			3,993
Less: allowance for loan losses	(4,130)			(2,742)

Total non-interest earning assets	19,954			15,660

Total Assets	$432,444			$295,954

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$10,795	$95	1.76%	$7,917	$40	1.01%
Money market deposit accounts	124,331	1,901	3.06%	28,999	178	1.23%
Savings accounts	418	2	0.96%	423	2	0.95%
Time deposits	116,769	1,912	3.27%	103,546	1,609	3.11%

Total interest-bearing deposits	252,313	3,910	3.10%	140,885	1,829	2.60%
FHLB Advances	27,149	406	2.99%	33,309	250	1.50%
Securities sold under agreements to repurchase	1,378	13	1.89%	1,829	4	0.44%
Other short-term borrowings	8,964	89	1.99%	9,040	44	0.97%
Long-term borrowings	26,089	497	3.81%	14,578	236	3.24%
Subordinated Debentures	10,311	321	6.23%	10,311	237	4.60%

Total interest-bearing liabilities	326,204	5,236	3.21%	209,952	2,600	2.48%

Non-interest bearing liabilities:
Demand deposits	75,130			63,050
Other liabilities	3,927			3,446

Total liabilities	405,261			276,448
Shareholders’ Equity	27,183			19,506

Total Liabilities and Shareholders’ Equity:	$432,444			$295,954

Interest Spread			2.60%			3.16%

Net Interest Margin		$6,751	3.27%		$5,299	3.78%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3)	Loan placed on nonaccrual status are included in loan balances

Non Interest Income
Non-interest income consists of revenue generated from a broad range of financial services and activities. The Mortgage Corporation provides the most significant contributions towards non-interest income. Total non-interest income was $15.3 million for the first six months of 2005 compared to $13.0 million for the same period in 2004, an increase of $2.3 million. Gains on the sale of loans originated by the Mortgage Corporation totaled $11.6 million, compared to $10.2 million in 2004. Mortgage broker fees amounted to $2.6 million compared to $2.3 million in 2004. The increases are primarily due to a steady demand in housing loans in spite of rising interest rates.
Non Interest Expense
Non interest expense totaled $17.7 million for the first six months of 2005 compared to $15.6 million for the same period in 2004. Salaries and benefits totaled $9.8 million and comprised 55.4% of total non operating expense. Of the $17.7 million, 76.4% of the expense is attributable to the Mortgage Corporation and 23.6% attributable to the Bank. The majority of compensation expense for the Mortgage Corporation is variable with loan origination volume.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At June 30, 2005, overnight interest bearing balances totaled $2.1 million and securities available for sale totaled $69.4 million.
The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2005, the Corporation had a line of credit with the Federal Home Loan Bank of Atlanta totaling $134.0 million and outstanding variable rate loans of $28.0 million, and an additional $24.9 million in term loans at fixed rates ranging from 2.70% to 4.97% leaving $81.1 million available on the line. In addition to the line of credit at the Federal Home Loan Bank, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of June 30, 2005, outstanding repurchase agreements totaled $508 thousand and commercial paper issued amounted to $10.0 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at June 30, 2005, these lines amounted to $22.6 million. The Corporation also has $10.3 million in subordinated debentures to support the growth of the organization.

Borrowed Funds Distribution

	June 30,	December 31,
	2005	2004
	(Dollars In Thousands)
At Period End
FHLB Advances	$23,000	$27,000
FHLB long term borrowings	24,893	27,000
Securities sold under agreements to repurchase	508	2,862
Other short term borrowings	10,014	7,217
Subordinated debentures	10,311	10,311

Total at period end	$68,726	$74,390

Average Balances
FHLB Advances	$27,149	$44,598
FHLB long term borrowings	26,089	17,801
Securities sold under agreements to repurchase	1,378	2,290
Other short term borrowings	8,964	4,741
Subordinated debentures	10,311	10,311

Total average balance	$73,891	$79,741

Average rate paid on all borrowed funds	3.99%	2.73%

Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit. At June 30, 2005, these commitments amounted to $27.9 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At June 30, 2005, the Bank had approximately $75.3 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.
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
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of June 30, 2005. The table below reflects the outcome of these analyses at June 30, 2005. According to the model run for the period ended June 30, 2005 over a twelve month period, an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 5.45%. An immediate 200 basis points decline in interest rates would result in a decrease in net interest income by 6.12%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income. The following table reflects the Corporation’s earnings sensitivity profile as of June 30, 2005.

Rate Shock Analysis
June 30, 2005
Change in	Hypothetical	Hypothetical Percentage
Federal Funds	Percentage Change	Change In Economic
Target Rate	In Earnings	Value of Equity
3.00%	15.90%	-16.85%
2.00%	10.68%	-11.23%
1.00%	5.45%	-5.26%
-1.00%	-2.85%	4.13%
-2.00%	-6.12%	8.45%
-3.00%	-7.86%	16.14%

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
Throughout the lock period the changes in the market value of interest rate lock commitments and mandatory sell forward commitments are recorded as gains and losses and in the statement of operations in mortgage revenue. The Corporation’s management has made complex judgments in the recognition of gains and losses in connection with this activity. The Corporation utilizes a third party and its proprietary simulation model to assist in identifying and managing the risk associated with this activity. The Corporation did not have a material gain or loss representing the amount of hedge ineffectiveness during the reporting periods contained in this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          The 2005 Annual Meeting of Shareholders of the Corporation was held on May 24, 2005.
          At the 2005 Annual Meeting, the following persons were elected to serve as Class III Directors of the Corporation, to serve until the 2008 Annual Meeting, having received the following votes:

Name	For	Withheld
Jacques Rebibo	3,050,459	0
John W. (Skip) Edgemond, IV	3,050,459	0
J. Randolph Babbitt	3,050,459	0
          The following Class I and II Directors whose terms expire in 2006 and 2007 continued in office: Michael W. Clarke, James L. (Ted) Jadlos, Thomas M. Kody and Robert C. Shoemaker.
          Additionally, the shareholders voted to ratify the appointment of BDO Seidman, LLP as the Corporation’s independent public accountants for the fiscal years ending December 31, 2005 and 2006 by the votes indicated below:

				Broker
	For	Against	Withheld	Non-Vote
Ratify Independent Accountants	3,047,291	0	3,168	0
          No other matters were voted on during the meeting.
Item 5. Other Information
          None

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed July 19, 2002 (file number 000-49929))

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 1, 2005 (file number 000-49929))

4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.0 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.1+	Employment Letter Agreement between Access National Bank and Michael W. Clarke (incorporated by reference to Exhibit 10.1 to Form 10-K filed March 31, 2005 (file number 000-49929))

10.2+	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 31, 2005 (file number 000-49929))

10.3+	Employment Letter Agreement between Access National Bank and Charles Wimer (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed March 31, 2003(file number 000-49929))

10.4+	Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 31, 2005 (file number 000-49929))

10.5	Access National Bank 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.6	Lease agreement between Access National Bank and William and Blanca Spencer (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.7	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

+	indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation (Registrant)
Date: August 12, 2005	By:	/s/ Michael W. Clarke
Michael W. Clarke
President / CEO

Date: August 12, 2005	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President & CFO