Form 10-Q
period 2005-09-30
ACCESS NATIONAL CORP
filed 2005-11-14
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares outstanding of Access National Corporation’s common stock, par value $1.67, as of November 1, 2005 was 3,975,951 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	Page 2
	Consolidated Statements of Income for the Three Months ended September 30, 2005 and 2004	Page 3
	Consolidated Statements of Income for the Nine Months ended September 30, 2005 and 2004	Page 4
Consolidated Statements of Changes in Shareholders' Equity for the Nine Months ended
	September 30, 2005 and 2004	Page 5
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2005 and
	2004	Page 6
	Notes to Consolidated Financial Statements	Page 7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 33
Item 4.	Controls and Procedures	Page 34

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 35
Item 3.	Defaults Upon Senior Securities	Page 35
Item 4.	Submission of Matters to a Vote of Security Holders	Page 35
Item 5.	Other Information	Page 35
Item 6.	Exhibits	Page 36
	Signatures	Page 37

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$12,985	$10,998
Interest bearing deposits in other banks	20,269	19,534
Securities available for sale, at fair value	71,741	51,378
Loans held for sale	55,571	36,245
Loans, net of allowance for loan losses of $4,841and $4,019 respectively	348,133	288,575
Premises and equipment	9,814	8,822
Other assets	8,060	4,546

Total assets	$526,573	$420,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$81,787	$94,108
Savings and interest-bearing deposits	147,905	103,274
Time deposits	137,010	120,011

Total deposits	366,702	317,393
Other liabilities
Short-term borrowings	91,520	37,079
Long-term borrowings	22,839	27,000
Subordinated debentures	10,311	10,311
Other liabilities	5,370	2,317

Total liabilities	496,742	394,100

SHAREHOLDERS’ EQUITY
Common stock, par value, $1.67; authorized, 30,000,000 shares;	6,640	6,608
issued and outstanding, 3,975,951 shares in 2005 and 3,957,074 shares in 2004
Surplus	9,115	9,067
Retained earnings	14,578	10,330
Accumulated other comprehensive income (loss), net	(502)	(7)

Total shareholders’ equity	29,831	25,998

Total liabilities and shareholders’ equity	$526,573	$420,098

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Interest and Dividend Income
Interest and fees on loans	$6,847	$4,517
Interest on deposits in other banks	56	18
Interest and dividends on securities	658	218

Total interest and dividend income	7,561	4,753

Interest Expense
Interest on deposits	2,276	1,047
Interest on short-term borrowings	691	354
Interest on long-term borrowings	197	276
Interest on subordinated debentures	186	133

Total interest expense	3,350	1,810

Net interest income	4,211	2,943
Provision for loan losses	325	212

Net interest income after provision for loan losses	3,886	2,731

Noninterest Income
Service fees on deposit accounts	86	20
Gain on sale of loans	7,496	5,596
Mortgage broker fee income	1,516	1,272
Other income	277	245

Total noninterest income	9,375	7,133

Noninterest Expense
Salaries and employee benefits	5,994	5,214
Occupancy and equipment	603	654
Other operating expenses	4,044	2,916

Total noninterest expense	10,641	8,784

Income before income taxes	2,620	1,080

Income tax expense	911	361

Net Income before extra-ordinary income	1,709	719

Extra-ordinary income
Gain on acquisition of subsidiary, net of income tax	—	330

NET INCOME	$1,709	$1,049

Earnings per common share:
Basic, before extraordinary income	$0.43	$0.18

Basic	$0.43	$0.27

Diluted, before extraordinary income	$0.36	$0.15

Diluted	$0.36	$0.22

Average outstanding shares:
Basic	3,966,925	3,950,613
Diluted	4,765,007	4,699,061
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Interest and Dividend Income
Interest and fees on loans	$17,612	$11,998
Interest on deposits in other banks	175	48
Interest and dividends on securities	1,761	606

Total interest and dividend income	19,548	12,652

Interest Expense
Interest on deposits	6,186	2,876
Interest on short-term borrowings	1,199	652
Interest on long-term borrowings	694	512
Interest on subordinated debentures	507	370

Total interest expense	8,586	4,410

Net interest income	10,962	8,242
Provision for loan losses	822	591

Net interest income after provision for loan losses	10,140	7,651

Noninterest Income
Service fees on deposit accounts	183	126
Gain on sale of loans	19,110	15,836
Mortgage broker fee income	4,122	3,572
Other income	1,260	640

Total noninterest income	24,675	20,174

Noninterest Expense
Salaries and employee benefits	15,770	14,571
Occupancy and equipment	1,697	1,846
Other operating expenses	10,829	7,937

Total noninterest expense	28,296	24,354

Income before income taxes	6,519	3,471

Income tax expense	2,271	1,202

Net Income before extra-ordinary income	4,248	2,269

Extra-ordinary income
Gain on acquisition of subsidiary, net of income tax	—	330

NET INCOME	$4,248	$2,599

Earnings per common share:
Basic, before extraordinary income	$1.07	$0.62

Basic	$1.07	$0.70

Diluted, before extraordinary income	$0.90	$0.50

Diluted	$0.90	$0.57

Average outstanding shares:
Basic	3,962,086	3,687,695
Diluted	4,710,768	4,543,282
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005 and 2004
(In Thousands)
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2004	$6,608	$9,067	$10,330	$(7)	$—	$25,998

Comprehensive income:

Net income	—	—	4,248	—	4,248	4,248

Other comprehensive income (loss), unrealized holdings losses arising during the period, net of tax $258	—	—	—	(495)	(495)	(495)

					$3,753

Common Stock issued for exercise of warrants, shares	32	48				80

Balance September 30, 2005	$6,640	$9,115	$14,578	$(502)		$29,831

Balance, December 31, 2003	$5,796	$6,856	$7,015	$88	$—	$19,755

Comprehensive income:

Net income	—	—	2,599	—	2,599	2,599

Other comprehensive income (loss), unrealized holdings losses arising during the period, net of tax $19	—	—	—	(34)	(34)	(34)

					$2,565

Common Stock issued for exercise of warrants, shares	801	2,355				3,156

Balance September 30, 2004	$6,597	$9,211	$9,614	$54		$25,476

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In Thousands)
Cash Flows from Operating Activities
Net income	$4,248	$2,599
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	822	591
Provision for hedging	(107)	—
Net amortization (accretion) on securities	—	63
Depreciation and amortization	419	392
Loss on disposal of assets	75	—
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(19,326)	(27,554)
(Increase) decrease in other assets	(3,087)	(1,543)
Increase (decrease) in other liabilities	3,053	297

Net cash (used in) operating activities	(13,903)	(25,155)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	19,931	19,872
Purchases of securities available for sale	(41,043)	(19,536)
Increase in federal funds sold	—	(1,008)
Net (increase) in loans	(60,380)	(87,728)
Purchases of premises and equipment	(1,552)	(1,205)

Net cash (used in) investing activities	(83,044)	(89,605)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	32,310	48,105
Net increase (decrease) in time deposits	16,999	7,381
Net (decrease) increase in securities sold under agreement to repurchase	(2,862)	722
Net increase (decrease) in short-term borrowings	57,303	57,544
Net (decrease) increase in long term borrowings	(4,161)	13,089
Proceeds from issuance of common stock	80	3,156

Net cash provided by financing activities	99,669	129,997

Increase in cash and cash equivalents	2,722	15,237
Cash and Cash Equivalents
Beginning	30,532	6,094

Ending	$33,254	$21,331

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$8,547	$4,394

Cash payments for income taxes	$2,987	$977

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	(749)	225

See accompanying notes to consolidated financial statements (Unaudited).

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
During the third quarter Access Real Estate LLC purchased an unimproved commercial building lot in Spotsylvania County, Virginia where the corporation is contemplating the construction of a combined banking and mortgage center.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2004, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2004.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 3 – STOCK BASED COMPENSATION PLANS
Stock-Based Compensation Plans — The Corporation applies Accounting Principles Bulletin (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for employee stock compensation plans, and accordingly, does not recognize compensation expense for stock options granted when the option price is greater than or equal to the underlying stock price on the date of grant.
The fair value for the Corporation’s currently outstanding options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005 and 2004, respectively: three year Treasury bill rate used as the risk-free interest rate and volatility factors of the expected market price of the Corporation’s common stock of 20.35% and 17.91%.
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
The Corporation’s options granted vest at the end of the third year after grant. The compensation expense related to these options has been allocated over the vesting period for purposes of pro forma disclosures. Options expire either seven or five years after the date of grant. The Corporation presents the pro forma disclosures required by SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, as follows:

	Three Month Ended		Nine Month Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In Thousands Except Per Share Data)
Net Income, as reported	$1,709	$1,049	$4,248	$2,599
Total stock-based compensation determined under fair value based method for all awards, net of realized tax effects	(42)	(70)	(125)	(210)

Pro-forma Net Income	$1,667	$979	$4,123	$2,389

Earnings per Share:

Basic — as reported	$0.43	$0.27	$1.07	$0.70

Basic — pro forma	$0.42	$0.25	$1.04	$0.65

Diluted — as reported	$0.36	$0.22	$0.90	$0.57

Diluted — pro forma	$0.35	$0.21	$0.88	$0.53

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — SECURITIES
Amortized costs and fair values of securities available for sale as of September 30, 2005 and December 31, 2004 are as follows

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Securities	$1,610	$—	$(3)	$1,607
U.S. Government Agencies	58,322	1	(739)	57,584
Mortgage Backed Securities	1,548	19	—	1,567
Tax Exempt Municipals	2,434	3	(12)	2,425
Taxable Municipals	1,500	—	(12)	1,488
Mutual Fund	1,500	—	(17)	1,483
Restricted Securities -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	5,287	—	—	5,287

Total Securities	$72,501	$23	$(783)	$71,741

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Securities	$1,623	$15	$—	$1,638
U.S. Government Agencies	44,331	33	(103)	44,261
Mortgage Backed Securities	2,191	44	—	2,235
Restricted Securities -				—
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	2,944	—	—	2,944

Total Securities	$51,389	$92	$(103)	$51,378

Management does not believe that any individual unrealized loss at September 30, 2005 represents anything other than temporary impairment. The unrealized loss reported for the U.S. government agency securities relate to securities issued by the FHLB. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for the time necessary to recover the amortized cost or until maturity when full repayment would be received.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
The amortized cost and fair value of securities available for sale as of September 30, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	September 30, 2005
	Amortized	Fair
	Cost	Value
	(In Thousands)
US Treasury & Agencies
Due in one year or less	$1,610	$1,607
Due after one through five years	55,824	55,110
Due after five through ten years	2,498	2,474
Municipals
Due after five through ten years	3,026	3,007
Due after ten through fifteen years	908	906
Mortgage Backed Securities
Due after one through five years	1,548	1,567
Mutual Fund	1,500	1,483
Restricted Stock:
Federal Reserve Bank stock	300	300
FHLB stock	5,287	5,287

	$72,501	$71,741

NOTE 5 – LOANS
The Corporation’s loan portfolio is composed of the following:

	September 30, 2005	December 31, 2004
	(In Thousands)
Loans secured by real estate:
Construction and land development	$40,346	$33,073
Secured by 1 to 4 family residential properties	142,910	112,491
Secured by multi-family residential	2,382	941
Secured by nonfarm nonresidential properties	126,177	96,939
Commercial and industrial loans	40,602	48,427
Consumer loans	557	723

Total loans	352,974	292,594
Less allowance for loan losses	4,841	4,019

Net loans	$348,133	$288,575

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents segment information for the three months ended September 30, 2005 and 2004:

2005	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$7,575	$976	$(990)	$7,561
Gain on sale of loans	—	7,538	(42)	7,496
Other revenues	656	1,553	(330)	1,879

Total revenues	8,231	10,067	(1,362)	16,936

Expenses:
Interest expense	3,452	889	(991)	3,350
Salaries and employee benefits	1,608	4,386	—	5,994
Other	1,650	3,693	(371)	4,972

Total operating expenses	6,710	8,968	(1,362)	14,316

Income before income taxes	$1,521	$1,099	$—	$2,620

Total assets	$506,470	$101,599	$(81,496)	$526,573

2004	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$4,514	$619	$(380)	$4,753
Gain on sale of loans	—	5,605	(9)	5,596
Other revenues	1,180	1,291	(434)	2,037

Total revenues	5,694	7,515	(823)	12,386

Expenses:
Interest expense	1,832	358	(380)	1,810
Salaries and employee benefits	1,051	4,163	—	5,214
Other	1,471	2,754	(443)	3,782

Total operating expenses	4,354	7,275	(823)	10,806

Income before income taxes	$1,340	$240	$—	$1,580

Total assets	$373,896	$89,282	$(73,239)	$389,939

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
The following table presents segment information for the nine months ended September 30, 2005 and 2004:

2005	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$19,512	$2,190	$(2,154)	$19,548
Gain on sale of loans	—	19,213	(103)	19,110
Other revenues	2,064	4,474	(973)	5,565

Total revenues	21,576	25,877	(3,230)	44,223

Expenses:
Interest expense	8,790	1,950	(2,154)	8,586
Salaries and employee benefits	4,320	11,450	—	15,770
Other	4,306	10,118	(1,076)	13,348

Total operating expenses	17,416	23,518	(3,230)	37,704

Income before income taxes	$4,160	$2,359	$—	$6,519

Total assets	$506,470	$101,599	$(81,496)	$526,573

2004	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$12,192	$1,428	$(968)	$12,652
Gain on sale of loans	—	15,964	(128)	15,836
Other revenues	2,045	3,595	(802)	4,838

Total revenues	14,237	20,987	(1,898)	33,326

Expenses:
Interest expense	4,674	704	(968)	4,410
Salaries and employee benefits	3,007	11,564	—	14,571
Other	3,694	7,610	(930)	10,374

Total operating expenses	11,375	19,878	(1,898)	29,355

Income before income taxes	$2,862	$1,109	$—	$3,971

Total assets	$373,896	$89,282	$(73,239)	$389,939

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
NOTE 7 – EARNINGS PER SHARE (EPS):
The following tables show the calculation of both Basic and Diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004 respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three months	Three months
	Ended	Ended
	September 30, 2005	September 30, 2004
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net Income before extra-ordinary income	$1,709	$719
Extra-ordinary income	—	330

Net Income	1,709	1,049
Weighted average shares outstanding	3,966,925	3,950,613

Basic, before extraordinary income	$0.43	$0.18
Basic earnings per share	$0.43	$0.27
DILUTED EARNINGS PER SHARE:
Net Income before extra-ordinary income	$1,709	$719
Extra-ordinary income	—	330

Net Income	1,709	1,049
Weighted average shares outstanding	3,966,925	3,950,613
Stock options and warrants	798,082	748,448

Weighted average diluted shares outstanding	4,765,007	4,699,061

Diluted, before extraordinary income	$0.36	$0.15
Diluted earnings per share	$0.36	$0.22

	Nine months	Nine months
	Ended	Ended
	September 30, 2005	September 30, 2004
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net Income before extra-ordinary income	$4,248	$2,269
Extra-ordinary income	—	330

Net Income	4,248	2,599
Weighted average shares outstanding	3,962,086	3,687,695

Basic, before extraordinary income	$1.07	$0.62
Basic earnings per share	$1.07	$0.70

DILUTED EARNINGS PER SHARE:
Net Income before extra-ordinary income	$4,248	$2,269
Extra-ordinary income	—	330

Net Income	4,248	2,599
Weighted average shares outstanding	3,962,086	3,687,695
Stock options and warrants	748,682	855,587

Weighted average diluted shares outstanding	4,710,768	4,543,282

Diluted, before extraordinary income	$0.90	$0.50
Diluted earnings per share	$0.90	$0.57

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
NOTE 8. OTHER EXPENSES
The Corporation had the following other expenses for the nine months ended September 30, 2005 and 2004.

	September	September
	2005	2004
	(In Thousands)
Advertising and Promotional Expense	$3,026	$1,664
Settlement & Investor Fees	925	957
Management Fees	1,505	1,511
Provision for Loans & Other Expenses	816	153
Acounting & Auditing Services	229	123
Legal Fees	285	239
Postage & Courier	248	259
Telephone	254	265
Consulting Fees	264	225
Data Processing	230	296
Office Supplies	200	345
Other	2,847	1,900

	$10,829	$7,937

Advertising and promotional expenses are up $1.4 million over 2004 due to extensive direct mail advertising by the mortgage subsidiary.
Provision for loans and other expenses increased $663 thousand of which approximately $200 thousand relates to a reserve set up for properties damaged by hurricanes and the remainder relates to other accrued expenses.
Other expenses are comprised of other operating expenses, of which no single amount exceeds 20% of the total.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
NOTE 9. DERIVATIVES
Access National Mortgage Corporation carries all derivative instruments at fair value as either assets or liabilities in the consolidated balance sheets. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended (“SFAS 133”), provides specific accounting provisions for derivative instruments that qualify for hedge accounting. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in SFAS 133.
The Mortgage Corporation enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Corporation also has corresponding forward sales commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in non interest income. The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.
For derivative instruments not designated as hedging instruments, the derivative is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.
At September 30, 2005 and December 31, 2004 the Mortgage Corporation had open forward contracts of $24,250,000 and $26,000,000, respectively.
The net effect on the Corporation’s income statement from marking to market the forward contracts, the interest rate lock commitments and mortgage loans held for sale was not material to the Corporation.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)
NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS
On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R do not have an impact on the Corporation’s results of operations at the present time. The Corporation will begin recognizing compensation expense in 2006 for options that have been issued but not yet vested prior to January 1, 2006. To the extent there are unvested options outstanding at January 1, 2006, recognized compensation will increase. Although the impact of SFAS 123R is still being evaluated by management.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiaries (the “Corporation”) for the nine months ended September 30, 2005 and 2004. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.
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
CRITICAL ACCOUNTING POLICIES
General
The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Actual losses could differ significantly from the historical factors that we monitor. Additionally, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.
Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principals of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
Derivative Financial Instruments – Access National Mortgage Corporation carries all derivative instruments at fair value as either assets or liabilities in the consolidated balance sheets. SFAS 133 provides specific accounting provisions for derivative instruments that qualify for hedge accounting. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in SFAS 133.

FINANCIAL CONDITION (September 30, 2005 compared to December 31, 2004)
The Corporation’s assets totaled $526.6 million at September 30, 2005, an increase of $106.5 million from year end 2004. The Corporation continues to experience strong growth in assets as a result of its commitment to the market it serves. Total loans held for investment, originated by the Bank, increased $60.4 million over year end. Loans held for sale totaled $55.6 million, up $19.3 million from December 31, 2004. The mortgage market continued to be strong during this period as the long term rate for a thirty year fixed mortgage remained below 6.0%. Mortgage loan originations totaled $751.6 million for the first nine months of 2005 compared to $593.4 million for the same period of 2004, an increase of $158.2 million.
The growth in loans is attributed to greater market penetration due largely to our involvement in the community and the development of new business relationships. In addition, management employs a strategy of attracting highly qualified professional lenders to support continued growth in the Loans Held for Investment. The future balances in the Loans Held for Sale category will continue to experience volatility due to fluctuations of interest rates. The balances of this short term investment fluctuate daily as necessary to support loan origination and secondary market sales activities. Management does not view the Loans Held for Sale balance as a meaningful indicator of performance due to its dependence on volatile interest rates.
Asset growth during the period was supported by a combination of deposit growth and short term borrowings. Total Deposits increased $49.3 million from $317.4 million at December 31, 2004 to $366.7 million on September 30, 2005. At September 30, 2005, short term borrowings were up $54.4 million from December 31 2004. The amount of short term borrowings at any given time varies to compensate for fluctuations in core deposits and the amount of loans held for sale. Management expects the expanding commercial lending staff, new banking centers, and marketing efforts to support future deposit growth necessary to fund continued loan growth. Management utilizes wholesale Certificates of Deposits and other short term borrowings as necessary to fund the Loans Held for Sale activity and growth in financial investments.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, mortgage backed securities, municipal securities, CRA mutual fund, Federal Reserve and Federal Home Loan Bank stock. At September 30, 2005 the fair value of the securities portfolio totaled $71.7 million, up from $51.4 million on December 31, 2004. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $502 thousand on September 30, 2005.
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
At September 30, 2005, loans held for investment increased by $60.4 million from December 31, 2004 and totaled $353.0 million. The increase is a result of expansion of the Bank’s loan officer staffing, increased name recognition and the development of new business relationships. Management intends to continue to increase loan officer staffing and support in order to facilitate continued growth in the portfolio. The following is a summary of the Loan Portfolio Held for Investment at September 30, 2005.
Commercial Loans: Commercial Loans and leases represent 11.5% of our held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 11.4% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Real Estate Non-Residential Loans: Also known as “Commercial Mortgages”, loans in this category represent 35.8% of our loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Residential Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represent 41.2% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 16.5%; First Trust Mortgage Loans 77.3%; Loans Secured by a Junior Trust 3.1%; Multi-family loans and loans secured by Farmland 3.1%.
Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.
Home Equity Loans: These loans are extended to borrowers in our target market and constitute 6.8% of the total loan portfolio held for investment. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Loans are most frequently secured by a second lien on residential property. 1-4 Family Residential First Trust Loan, or “First Mortgage Loan,” proceeds are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust Loans, or “Loans Secured by a Second Trust Loans,” are to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.
Consumer Loans: Consumer Loans make up less than 0.2% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment capacity, collateral value, savings pattern, credit history and stability.

The following table summarizes the Corporation’s loan portfolio as of September 30, 2005.

	September 30	Percent of
	2005	Total
	(Dollars in thousands)
Commercial	$40,602	11.50%
Real estate non-residential	126,177	35.75
Real estate construction	40,346	11.43
Residential real estate	145,292	41.16
Consumer	557	0.16

	$352,974	100.00%

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
The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor. In the nine month period ending September 30, 2005 we originated $751.6 million of loans processed in this manner. Repayment risk of this activity is minimal since the loans are on our books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. At September 30, 2005 loans held for sale totaled $55.6 million compared to $36.2 million at year end 2004. The increase in loans held for sale is due to the increase in loan originations brought about by the strong real estate market.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. For first nine months of 2005, we originated a total volume of $168.8 million in residential mortgage loans under these types of delivery methods compared to $140.9 million for the same period in 2004. For the period ending September 30, 2005, brokered loans accounted for 22.5% of the total loan volume of Access National Mortgage Corporation.
Allowance for Loan Losses
At September 30, 2005, the allowance for loan loss was $4.8 million, compared to $4.0 million at year end 2004. Although actual loan losses have been insignificant, our senior credit management, with over 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes and trend analysis. In addition to addressing the risks inherent in our portfolio, the methodology must comply with extensive guidance set forth by the Office of the Comptroller of Currency. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an internal audit program and bank regulators and such reviews have not resulted in any material adjustment to the reserve.
The Bank does not have a meaningful history of charge offs with which to establish trends in loan losses by loan classifications. As of September 30, 2005 the total net charge offs for the five and a half years of operation was less than $19 thousand. The overall allowance for loan losses is equivalent to approximately 1.37% of total loans held for investment. The methodology as to how the allowance was derived is a combination of specific allocations and a percentage allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.
The allowance for loan losses increased by $822 thousand during the first nine months of 2005 or approximately 20.5% over year end 2004. The allowance for loan losses at September 30, 2005 was 1.37% of total loans held for investment, which is unchanged compared to year end 2004. The allowance for Commercial loans as a percent of the total Commercial loans at September 30, 2005 amounted to 3.7%, compared to 3.0% at year end 2004. The allowance for Commercial Real Estate loans remained unchanged and was 1.3% of total Commercial Real Estate loans as of September 30, 2005 and December 31, 2004. The allowance for Residential Real Estate loans also remained unchanged and was 0.8% as a percent of total Residential Real Estate loans at September 30, 2005 and December 31, 2004. Net charge offs from inception through September 30, 2005 have totaled less than $19 thousand. Since the bank does not have a meaningful charge off experience, changes in the composition of the allowance for loan losses are due to changes in volume and in individual risk ratings on new loans.
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
With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, management structure and business operations, in the case of commercial loans. As of September 30, 2005 our evaluation of these factors supported approximately 82.6% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.
When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-

performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan loss analysis comprises the “Specific Reserve” and accounted for approximately 17.7% of the total loss reserve.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of September 30, 2005 the threshold range for this component was 0.02% to 0.75% of the total loan portfolio and accounted for approximately 17.4% of the total loss reserve.
An analysis of the Corporation’s allowance for loan losses as of and for the period indicated is set forth in the following tables:
Allowance for Loan Losses
(In Thousands)

Balance as of December 31, 2004	$4,019

Charge offs	—
Recoveries	—
Provision	822

Balance as of September 30, 2005	$4,841

	Allocation of the Allowance for Loan Losses
	September 30, 2005				December 31, 2004
		Percentage of		Percentage		Percentage of		Percentage
	Amount of	Total	Allowance for	of	Amount of	Total	Allowance for	of
	Loans	Portfolio	Loan Loss	Allowance	Loans	Portfolio	Loan Loss	Allowance

	(Dollars In Thousands)
Commercial	$40,602	11.50%	$1,506	31.11%	$48,427	16.55%	$1,475	36.70%
Real estate non-residential	126,177	35.75	1,655	34.19	96,939	33.13	1,235	30.73
Real estate construction	40,346	11.43	526	10.87	33,073	11.30	438	10.90
Residential real estate	145,292	41.16	1,147	23.69	113,432	38.77	862	21.45
Consumer	557	0.16	7	0.14	723	0.25	9	0.22

	$352,974	100.00%	$4,841	100.00%	292,594	100.00%	$4,019	100.00%

Non-performing Loans and Past Due
At September 30, 2005 there were two loans in non accrual status totaling $1.4 million compared to five loans worth $2.(2 million at December 31, 2004. Non accrual loans are carefully monitored and specific reserves established as necessary to ensure any estimated loss can be absorbed by the designated reserve. Approximately $811 thousand of the loss reserve was dedicated as specific reserve to these non-performing loans. In management’s estimate the specific reserve for these loans will be adequate to absorb reasonably foreseeable losses. Management actively works with the borrowers to maximize potential for repayment and reports on the status of the same to the Board of Directors, no less than on a monthly basis.
Deposits
Deposits are the primary source of funding loan growth. At September 30, 2005 deposits totaled $366.7 million compared to $317.4 million on December 31, 2004, an increase of $49.3 million. Of this increase, non-interest bearing accounts decreased $12.3 million and savings and money market accounts increased $44.6 million. Time deposits increased approximately $17.0 million. The increase in overall deposits is largely a result of an aggressive advertising promotion and new relationships brought in by our commercial lending staff. Additionally, the Bank markets its deposit products on our web page and various other internet web pages. The Bank opened two banking offices in 2004 that are also contributing to the growth in deposits.
Shareholders’ Equity
Shareholders’ equity was $29.8 million at September 30, 2005. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholders’ equity increased by $3.8 million during the first nine months ended September 30, 2005. The increase is due to the full retention of $4.2 million in earnings. Other comprehensive income (loss) representing unrealized losses on available for sale securities was $502 thousand.
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

Risk Based Capital Analysis

	September 30,	December 31,
	2005	2004
	(In Thousands)
Tier 1 Capital:
Common stock	$6,629	$6,608
Capital surplus	9,115	9,067
Retained earnings	14,578	10,330
Subordinated debentures	9,950	8,500

Total tier 1 capital	40,272	34,505

Subordinated debentures not included in Tier I	361	1,811
Allowance for loan losses	4,825	3,934

Total Risk Based Capital	$45,458	$40,250

Risk weighted assets	$385,801	$314,494

Quarterly average assets	$490,594	$390,735

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	10.44%	10.97%	4.00%
Total risk based capital ratio	11.78%	12.80%	8.00%
Leverage ratio	8.21%	8.83%	4.00%

RESULTS OF OPERATIONS (September 30, 2005)
Summary
Pretax income for the three months ended September 30, 2005 was $2.6 million compared to $1.1 million, before extra-ordinary income, for the corresponding period of 2004. Net income after tax for the third quarter of 2005 totaled $1.7 million compared to $1.0 million, including after tax extra-ordinary income of $330 thousand, reported for the same period of 2004. Year to date net income after tax for the nine month period ended September 30, 2005 totaled $4.2 million compared to $2.6 million for the first nine months of 2004.
Third quarter income before taxes in 2005 from the Commercial Banking segment was $1.5 million versus $1.3 million for the three month period ended September 30, 2004. Income before taxes for the nine months ending September 30, 2005 from the Commercial Banking segment was $4.2 million versus $2.9 million for the same period in 2004. Income before taxes from the Commercial Banking segment increased approximately $1.3 million over the same period last year. This increase in income is attributable to increased loans and investments. Income before taxes from the Mortgage Banking segment was $2.4 million for the nine months ended September 30, 2005, compared to $1.1 million for the corresponding period in 2004. The increase mortgage loan production is attributable to a favorable interest rate environment and a strong home purchase and refinance market.
In the nine months ended September 30, 2005 the Commercial Banking segment accounted for 63.8% of the pretax consolidated earnings while the Mortgage Banking segment accounted for 36.2%. This compared to 72.1% and 27.9% respectively for the two segments for the same period in 2004. The Mortgage Banking segment is intended to supplement the Banking segment. However due to the impact of interest rates on the mortgage banking industry the amount of earnings contributed by the Mortgage Banking segment can cause moderate fluctuations.
Basic earnings per common share for the third quarter of 2005 amounted to $0.43 per share, up from $0.18 per share for the same period in 2004. Diluted earnings per share for the third quarter of 2005 were $0.36 up from $0.22 per share for the same period of 2004. Basic earnings per common share for the first nine months of 2005 amounted to $1.07 per share, up from $0.62 per share in 2004. Diluted earnings per share for the first nine months were $0.90 up from $0.57 per share for the same period of 2004.
Interest and fees on loans increased by $5.6 million in the nine months ended September 30, 2005 over the same period of 2004 reflecting the $60.4 million increase in loans held for investment from September 30, 2004. Non interest income totaled $24.7 million for the nine months ended September 30, 2005 compared to $20.2 million for the same period of 2004 reflecting the increased volume of loans held for sale and the related gains.
Net Interest Income
Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. During the first nine months of 2005 our net interest margin decreased 21 basis points from 3.60% in 2004 to 3.39% in 2005. The decrease in net interest margin is due to an increase of $113.0 million in average interest bearing deposits and due to the flattening of the yield curve during 2004 and 2005. The increase in interest bearing deposit expense is attributable to a successful marketing campaign, specifically money market accounts which increased the average balance by over $100 million during 2005.
Net interest income for three months ended September 30, 2005 increased to $4.2 million compared to $2.9 million for the same period in 2004. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets increased $125.8 million over the $305.3 million in 2004. The increase can be attributed to the growth in average loans which increased by $84.9 million and the growth in average investment securities which increased by $38.8 million. The yield on earning assets increased from 5.53% in 2004 to 6.05% in 2005 reflecting the current interest rate environment.

Total interest expense for the nine months of 2005 increased to $8.6 million from $4.4 million for the same period in 2004 as a result of increases in interest bearing deposits and increased interest expense on borrowings. Total interest bearing deposits averaged $258.4 million for the nine months ended September 30, 2005 compared to $145.4 million for the nine months ended September 30, 2004. Borrowed funds for the nine months ended September 30, 2005 averaged $86.4 million compared to $85.5 million for the corresponding period in 2004. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities at September 30, 2005 was 3.32% up 77 basis points from September 30, 2004.
Volume and Rate Analysis

	Nine Months Ended September 30,
	2005 compared to 2004
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$1,163	$1,112	$51
Loans	5,614	4,013	1,601
Interest bearing deposits	127	21	106

Total Increase (Decrease) in Interest Income	6,904	5,146	1,758

Interest Bearing Liabilities:
Interest-bearing demand deposits	80	21	59
Money market deposit accounts	2,752	2,002	750
Savings accounts	—	—	—
Time deposits	478	265	213

Total interest-bearing deposits	3,310	2,288	1,022
FHLB Advances	463	(225)	688
Securities sold under agreements to repurchase	2	(7)	9
Other short-term borrowings	82	18	64
Long-term borrowings	182	162	20
Subordinated debentures	137	—	137

Total Increase (Decrease) in Interest Expense	4,176	2,236	1,940

Increase (Decrease) in Net Interest Income	$2,728	$2,910	$(182)

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Nine Month
	Period Ended September 30,
	2005				2004
	Average	Income /		Yield /	Average	Income /		Yield /
	Balance	Expense		Rate	Balance	Expense		Rate

	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$61,568	$1,769		3.83%	$22,742	$606		3.55%
Loans(3)	361,390	17,612		6.50%	276,454	11,998		5.79%
Interest bearing deposits	8,168	175		2.86%	6,089	48		1.05%

Total interest earning assets	431,126	19,556		6.05%	305,285	12,652		5.53%

Non-interest earning assets:
Cash and due from banks	10,261				7,299
Premises, land and equipment	9,068				7,940
Other assets	6,225				1,373
Less: allowance for loan losses	(4,266)				(2,825)

Total non-interest earning assets	21,288				13,787

Total Assets	$452,414				$319,072

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$10,656	$145		1.81%	$8,413	$65		1.03%
Money market deposit accounts	130,199	3,068		3.14%	30,147	316		1.40%
Savings accounts	445	3		0.90%	455	3		0.88%
Time deposits	117,079	2,970		3.38%	106,342	2,492		3.12%

Total interest-bearing deposits	258,379	6,186		3.19%	145,357	2,876		2.64%
FHLB Advances	39,707	1,026		3.45%	45,434	563		1.65%
Securities sold under agreements to repurchase	1,020	15		1.96%	2,144	13		0.81%
Other short-term borrowings	10,802	158		1.95%	8,933	76		1.13%
Long-term borrowings	24,559	694		3.77%	18,705	512		3.65%
Subordinated Debentures	10,311	507		6.56%	10,311	370		4.78%

Total interest-bearing liabilities	344,778	8,586		3.32%	230,884	4,410		2.55%

Non-interest bearing liabilities:
Demand deposits	76,028				66,499
Other liabilities	4,208				2,823

Total liabilities	425,014				300,206
Shareholders’ Equity	27,400				18,866

Total Liabilities and Shareholders’ Equity:	$452,414				$319,072

Interest Spread(1)				2.73%				2.98%

Net Interest Margin(2)		$10,970	*	3.39%*		$8,242	*	3.60%*

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3)	Loans placed on nonaccrual status are included in loan balances.

*	Note: Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

Non Interest Income
Non interest income consists of revenue generated from a broad range of financial services and activities. The Mortgage Corporation provides the most significant contributions towards non interest income. Total non interest income was $24.7 million for the first nine months of 2005 compared to $20.2 million for the same period in 2004, an increase of $4.5 million. Gains on the sale of loans originated by the Mortgage Corporation totaled $19.1 million, compared to $15.8 million in 2004. Mortgage broker fees amounted to $4.1 million compared to $3.6 million in 2004. The increases are due to a strong demand in housing loans given the limited increase in long term interest rates.
Non Interest Expense
Non interest expense totaled $28.3 million for the first nine months of 2005 compared to $24.4 million for the same period in 2004. Salaries and benefits totaled $15.8 million and comprised 55.7% of total non operating expense for the first nine months of 2005. Of the $15.8 million, 72.6% of the expense is attributable to the Mortgage Corporation and 27.4% attributable to the Bank. The majority of compensation expense for the Mortgage Corporation is variable with loan origination volume.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At September 30, 2005, overnight interest bearing balances totaled $20.3 million and securities available for sale totaled $71.7 million.
The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At September 30, 2005, the Corporation had a line of credit with the Federal Home Loan Bank of Atlanta totaling $142.3 million and outstanding variable rate loans of $75.0 million, and an additional $22.8 million in term loans at fixed rates ranging from 2.70% to 4.97% leaving $44.5 million available on the line. In addition to the line of credit at the Federal Home Loan Bank, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of September 30, 2005, commercial paper issued amounted to $11.5 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at September 30, 2005, these lines amounted to $22.6 million. The Corporation also has $10.3 million in subordinated debentures to support the growth of the organization.

Borrowed Funds Distribution

	September 30,	December 31,
	2005	2004
	(Dollars In Thousands)
At Period End
FHLB Advances	$76,000	$27,000
FHLB long term borrowings	22,839	27,000
Securities sold under agreements to repurchase	—	2,862
Other short term borrowings	15,520	7,217
Subordinated debentures	10,311	10,311

Total at period end	$124,670	$74,390

Average Balances
FHLB Advances	$39,707	$44,598
FHLB long term borrowings	24,559	17,801
Securities sold under agreements to repurchase	1,020	2,290
Other short term borrowings	10,802	4,741
Subordinated debentures	10,311	10,311

Total average balance	$86,399	$79,741

Average rate paid on all borrowed funds	3.70%	2.73%

Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit. At September 30, 2005, these commitments amounted to $34.4 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At September 30, 2005, the Bank had approximately $66.4 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.
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
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of September 30, 2005. The table below reflects the outcome of these analyses at September 30, 2005. According to the model run for the period ended September 30, 2005 over a twelve month period, an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 0.84%. An immediate 200 basis points decline in interest rates would result in a decrease in net interest income by 3.66%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income. The following table reflects the Corporation’s earnings sensitivity profile as of September 30, 2005.

Rate Shock Analysis
September 30, 2005
Change in	Hypothetical	Hypothetical Percentage
Federal Funds	Percentage Change	Change In Economic
Target Rate	In Earnings	Value of Equity
3.00%	2.39%	-24.42%
2.00%	1.62%	-16.24%
1.00%	0.84%	-8.06%
-1.00%	-0.93%	7.32%
-2.00%	-3.66%	13.26%
-3.00%	-5.05%	22.86%
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

Access National Corporation (Registrant)

Date: November 10, 2005	By:	/s/	Michael W. Clarke

Michael W. Clarke
President & Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: November 10, 2005	By:	/s/	Charles Wimer

Charles Wimer
Executive Vice President & Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)