Form 10-K
period 2005-12-31
ACCESS NATIONAL CORP
filed 2006-03-31
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock $.835 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $41,618,000.
As of March 15, 2006, there were 8,043,130 shares of Common Stock, par value $.835 per share of Access National Corporation issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 23, 2006, are incorporated by reference in Part III of this Form 10-K.

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
ITEM 1 – BUSINESS
Access National Corporation, (the “Corporation”) was organized April 17, 2002 under the laws of Virginia to operate as a bank holding company. The Corporation has three wholly owned subsidiaries: Access National Bank, Access Capital Trust I and Access Capital Trust II. Effective June 15, 2002, pursuant to an Agreement and Plan of Reorganization dated April 18, 2002 between the Corporation and Access National Bank (the “Bank”), the Corporation acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. The Corporation does not have any significant operations and serves primarily as the parent company for the Bank. Access Capital Trust I and Access Capital Trust II were formed for the purpose of issuing redeemable capital securities. The Corporation’s income is primarily derived from dividends received from the Bank. These dividends are determined by the Bank’s earnings and capital position.
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
Bank revenues are derived from interest and fees received in connection with loans, deposits and investments. Interest paid on deposits and borrowings are the major expenses followed by administrative and operating expenses. Revenues from the Mortgage Corporation consist primarily of gains from the sale of loans and loan origination fees. Major expenses of the Mortgage Corporation consist of personnel, interest, advertising and other operating expenses.
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
Assets at year end totaled over $537.0 million and net income amounted to $5.9 million. The Bank operates from three banking centers located in Chantilly, Tysons Corner and Reston, Virginia and online at www.accessnationalbank.com. Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities.
On December 1, 1999, the Bank acquired Access National Mortgage Corporation, formerly known as Mortgage Investment Corporation. The Mortgage Corporation is headquartered in Reston, Virginia. The Mortgage Corporation specializes in the origination of conforming and non-conforming residential mortgages primarily in the greater Washington, D.C. Metropolitan Area and the surrounding areas of its branch locations. The Mortgage Corporation has established offices throughout Virginia, in Roanoke, Richmond, Reston, Fredericksburg, Staunton and Vienna. Offices outside the state of Virginia include Westminster and Bowie in Maryland, Clearwater in Florida, Nashville in Tennessee and Denver in Colorado.
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
On August 17, 2004, the Bank acquired 100% of the common stock in United First Mortgage Corporation (“UFM”) from Community First Bank N.A of Bluefield, Virginia in a stock purchase transaction. The transaction resulted in the Bank recognizing extraordinary income during the third quarter in the amount $330 thousand, net of income taxes. The operations of UFM have been merged into that of the Mortgage Corporation and the corporate entity acquired is now inactive.
On July 25, 2005 Access Real Estate purchased Lot # 1 in the Fredericksburg Business Park at a cost of $1.2 million. This property was purchased for future expansion of the Bank and Mortgage Corporation. The property is presently undeveloped.
On December 23, 2005, the Corporation issued a 2 for 1 stock split. The authorized shares of common stock increased from 30,000,000 to 60,000,000 and par value decreased from $1.67 to $.835. Prior periods have been restated to reflect the stock split.
Our Strategy – historical and prospective
We consider our business to be a young and emerging enterprise that is well positioned to be an effective competitor in the financial services industry over the long term. Our view of the financial services market place is that community banks must be effective in select market niches that are under-served and stay clear of competing with large national competitors on a head to head basis for broad based consumer business. We started by organizing a de novo national bank in 1999. The focus of the bank was and is serving the small to middle market businesses and their associated professionals in the greater Washington, D.C. Metropolitan Area. We find that large national competitors are ineffective at addressing this market as it is difficult to distinguish where a business’s financial needs stop and the personal financial needs of that business’s professionals start. Emerging businesses and the finances of their owners are best served hand-in-hand.
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
We generally expect to have fewer branch locations compared to similar size banking companies. We do not view our branch network as a significant determinant of our growth. Our marketing strategies focus on benefits other than branch location convenience.
The acquisition of the Mortgage Corporation in 1999 provided two key benefits to our strategy: 1) it solidified our second competency from a personnel and operational perspective that would have taken years to replicate with organic growth alone; and 2) it provided a fee income and overhead base from which to launch a new banking business. Strong profits and cash flow from the Mortgage Corporation in the early years subsidized the growth and development of the Bank and allowed for the acceleration of its growth plans and, in time, its profitability.
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
The acquisition of UFM in 2004 allowed us to acquire mortgage offices and skilled professionals that are more consistent with our core bank strategy while jettisoning other offices that no longer fit strategically. This strategic acquisition has helped us more closely align the activity of our two key business segments.
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
At December 31, 2005 loans held for investment totaled $369.7 million compared to $292.6 million at year end 2004. The increase in loans is attributable to continued expansion of our customer base and the purchase of $19.2 million in first trust mortgage loans from our mortgage subsidiary. The Bank is predominantly a secured lender. Secured loans comprise over 99% of the total loan portfolio. Table 4, Loan Portfolio, reflects the composition of loans held for investment.
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
We have an established credit policy that includes procedures for underwriting each type of loan and lending personnel have been assigned specific authorities based upon their experience. Loans in excess of an individual loan officer’s authority are presented to our Loan Committee for approval. The Loan Committee meets weekly to facilitate a timely approval process for our clients. Loans are approved based on the borrower’s capacity for credit, collateral and sources of repayment. Loans are actively monitored to detect any potential performance issues. We manage our loans within the context of a risk grading system developed by management based upon extensive experience in administering loan portfolios in our market. Payment performance is carefully monitored for all loans. When loan repayment is dependent upon an operating business or investment real estate, periodic financial reports, site visits and select asset verification procedures are used to ensure that we accurately rate the relative risk of our assets. Based upon criteria that are established by management and the Board of Directors, the degree of monitoring is escalated or relaxed for any given borrower based upon our assessment of the future repayment risk.
Loan Portfolio – Loans Held for Investment. The composition of Loans Held for Investment is summarized in Table 4. The table and numbers discussed in this section do not reflect information regarding Loans Held for Sale.
Commercial Loans: Commercial Loans represent 10.4% of our held for investment portfolio as of December 31, 2005. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 10.0% of our held for investment loan portfolio, as of December 31, 2005. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Commercial Real Estate Loans: Also known as “Commercial Mortgages”, loans in this category represent 37.2% of our loan portfolio held for investment, as of December 31, 2005. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represent 42.2% of the portfolio, as of December 31, 2005. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 14.4%; First Trust Mortgage Loans 78.6%; Loans Secured by a Junior Trust 3.9%; Multi-family loans and loans secured by Farmland 3.1%.

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
Consumer Loans: Consumer Loans make up less than 1% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment source and capacity, collateral value, savings pattern, credit history and stability.
Loans Held for Sale (LHFS) Loans Held for Sale are originated by Access National Mortgage Corporation, a wholly owned subsidiary of Access National Bank. Loans of these types are residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor.
The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor. In 2005, we originated $754 million of loans processed in this manner. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. At December 31, 2005 loans held for sale totaled $45.0 million compared to $36.2 million at year end 2004. The increase in loans held for sale at year end 2005 is due to the expansion in our bulk loan sale initiative. This initiative entails accumulating loans, the interest rate for which has not been locked with an investor, and then obtaining bids on a large pool of loans. During the accumulation period the interest rate risk is managed by issuing forward commitments.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. In 2005, we originated a total volume of $237 million in residential mortgage loans under these types of delivery methods. Brokered loans accounted for 23.9% of the total loan volume of Access National Mortgage Corporation.
Deposits
Deposits are the primary source of funding loan growth. Average deposits totaled $337.4 million, a 43.3% increase over 2004. Deposits totaled $419.6 million on December 31, 2005, compared to $317.4 million on December 31, 2004, an increase of $102.2 million. Deposits have grown as a result of increasing our client base and through local advertising of our deposit products. Most of our core depositors are also borrowers or accounts related to borrowers. Table 7, Average Deposits and Average Rates Paid, reflects the composition of deposits and interest rates.
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

Competition
The Bank competes with virtually all banks and financial institutions which offer services in its market area. Much of this competition comes from large financial institutions headquartered outside the state of Virginia, each of which has greater financial and other resources to conduct large advertising campaigns and offer incentives. To attract business in this competitive environment, the Bank relies on personal contact by its officers and directors, local promotional activities, and the ability to provide personalized custom services to small businesses and professionals. In addition to providing full service banking, the Bank offers and promotes alternative and modern conveniences such as internet banking, automated clearinghouse transactions and offers courier services for commercial clients.
Employees
At December 31, 2005 the Corporation had 242 employees, 72 of whom were employed by the Bank and 170 of whom were employed by the Mortgage Corporation. The Bank recruits experienced and motivated personnel and emphasizes the use of technology. Employee relations have been good.
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
General. The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Corporation is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which aimed at improving corporate governance and reporting procedures and requires expanded disclosure of the Corporation’s corporate operations and internal controls. The Corporation is already complying with new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Although the Corporation has incurred, and expects to continue to incur, additional expense in complying with the provisions of the SOX and the resulting regulations, such compliance has not had a material impact on the Corporation’s financial condition or results of operations and the management does not expect it to in the future.
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
Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its Common Stock. As a bank holding company, the Corporation is a separate legal entity from the Bank. Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank. The amount of dividends that may be paid by the Bank depends upon the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies. In addition to specific regulations governing the permissibility of dividends, both the FRB and the Virginia Bureau of Financial Institutions are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Bank would be an unsafe and unsound banking practice. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
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

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2005, the Corporation and Bank both met all applicable capital requirements imposed by regulation.
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

As of December 31, 2005, both the Corporation and the Bank were considered “well capitalized.”
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
Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to three performance tests. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.
Federal Home Loan Bank (FHLB) of Atlanta. The Bank is a member of the FHLB of Atlanta, which is one of twelve regional FHLBS that provide funding to their members for making housing loans as well as for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.5% of aggregate outstanding advances in addition to the membership stock requirement of 0.2% of the Bank’s total assets.
Mortgage Banking Regulation. The Bank’s mortgage banking subsidiary is subject to the rules and regulations of, and examination by the Department of Housing and Urban Development (“HUD”), the Federal Housing Administration, the Department of Veterans Affairs and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated there under. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.
USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA PATRIOT Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and a cost of compliance, the Bank does not expect the USA PATRIOT Act to materially affect its products, services or other business activities.
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
Consumer Laws and Regulations. The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.
ITEM 1A – RISK FACTORS
Our profitability depends on interest rates generally, and changes in monetary policy may impact us.
Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates also affect the value of our loans. An increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets or a decrease in loan originations, either of which could have a material and negative effect on our results of operations. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.
Our performance depends substantially upon our credit quality.
As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their terms and any collateral securing payment may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs we incur disposing of the collateral. Although we have collateral for most of our loans, that collateral can fluctuate in value and may not always cover the outstanding balance on the loan. We devote substantial management attention to setting reserves that we believe are adequate to cover potential credit quality problems. If we are wrong in our assessment, or events occur that reduce the likelihood of loan repayment, our reserves may not be adequate. If it becomes necessary to make material additions to our reserves, our net income could be materially decreased. In general, if the quality of our loans and the underlying collateral decreases, that may reduce our earnings and damage our financial condition.
Our allowance for loan losses could become inadequate.
We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our customers relative to their financial obligations with us. The amount of future losses, however, is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values that are beyond our control, and these future losses may exceed our current estimates. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance.
Our profitability depends significantly on local economic conditions.
Our success depends primarily on the general economic conditions of the markets in which we operate. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Northern Virginia region. The local economic conditions in this area have a significant impact on our business, real estate and construction loans, the ability of the borrowers to repay these loans, the value of the collateral securing these loans and could decrease the demand for loans and other banking services. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could impact these local economic conditions and could negatively affect the financial results of our banking operations.
Our focus on commercial and real estate loans may increase the risk of credit losses.
We offer a variety of loans including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) in the greater Washington, D.C. metropolitan area. Although we believe our credit underwriting adequately considers the underlying collateral in the evaluation process, a major change in the real estate market could have an adverse effect on our customer’s ability to repay their loans, which in turn could adversely affect our credit quality and our net income. If the value of real estate serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan. In that event, we might have to increase the provision for loan losses, which could have a material adverse effect on our operating results and financial condition. Risk of loan defaults, foreclosures and under-collateralization is unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot, however, fully eliminate credit risk and credit losses may occur in the future.
Our small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.
We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.
We may be adversely affected by changes in government monetary policy.
As a bank holding company, our business is affected by the monetary policies established by the Board of Governors of the Federal Reserve System, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. In setting its policy, the Federal Reserve may utilize techniques such as the following:
•	Engaging in open market transactions in United States government securities;

•	Setting the discount rate on member bank borrowings; and

•	Determining reserve requirements.
These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations.

We may be adversely affected by unanticipated changes in government regulations.
We and our wholly-owned subsidiary, Access National Bank, are subject to extensive regulation and supervision by the Federal Reserve Bank, the FDIC and the Virginia State Corporation Commission. Any of these agencies, or other governmental or regulatory authorities, could revise existing regulations or adopt new regulations at any time. We cannot predict whether or what form of proposed statute or regulation will be adopted or the extent to which such adoption may affect our business. Regulatory changes may increase our costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products and thus place other entities that are not subject to similar regulation in stronger, more favorable competitive positions, which could adversely affect our growth. Failure to comply with existing or new laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have an adverse effect on our business, financial condition and results of operations.
Our future success will depend on our ability to compete effectively in the highly competitive financial services industry.
We face substantial competition in all phases of our operations from a variety of different competitors. In particular, there is very strong competition for financial services in the areas of Virginia in which we conduct a substantial portion of our business. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment. Many of our competitors offer products and services which we do not, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we            do. If we have to raise interest rates paid on deposits to compete effectively, our net interest margin and income could be decreased. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state chartered banks. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. Failure to compete effectively to attract new, or to retain existing, customers may reduce or limit our net income and our market share and may adversely affect our results of operations and financial condition.
We depend on the services of key personnel, and a loss of any of those personnel would disrupt our operations and result in reduced revenues.
Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out our strategy. If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Our common stock has substantially less liquidity than the average trading market for many other publicly traded common stock.
Although our common stock is listed for trading on the NASDAQ National Market, the trading market in our common stock has substantially less liquidity than the average trading market for many other publicly traded companies, including many companies quoted on the NASDAQ National Market or traded on the New York Stock Exchange. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market place of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.
Although we have announced a policy of quarterly dividend payments commencing with the quarter beginning January 1, 2006, we cannot guarantee that we will continue to pay dividends to shareholders in the future.
We have announced our intention to commence the payment of dividends on a quarterly basis, at a rate of $0.005 per share, beginning with the quarter commencing January 1, 2006. Nevertheless, dividends are subject to determination and declaration by our board of directors, which takes into account many factors. The declaration of dividends by us on our common stock is subject to the discretion of our board and to applicable federal regulatory limitations. We cannot guarantee that dividends will not be reduced or eliminated in future periods. Our ability to pay dividends on our common stock depends on our receipt of dividends from our wholly-owned subsidiary bank, Access National Bank.
Virginia law and our charter documents contain anti-takeover provisions that may make it more difficult or expensive to acquire us in the future or may adversely affect our stock price.
Virginia corporate law and our charter documents contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. They may also delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock. Our stock price could also be negatively affected as a result of these anti-takeover provisions.

ITEM 1B – UNRESOLVED STAFF COMMENTS
None
ITEM 2 — PROPERTIES
The Bank and the Mortgage Corporation leases offices that are used in the normal course of business. The principal executive office of the Corporation, Bank and Mortgage Corporation is owned by Access Real Estate, a subsidiary of the Bank and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank leases offices in Chantilly and Vienna, Virginia. The Mortgage Corporation leases offices in Vienna, Richmond, Fredericksburg, and Roanoke in Virginia. The Mortgage Corporation leases two offices in Maryland located at Bowie and Westminster in addition to the offices in Florida, Tennessee and Colorado. On July 25, 2005, Access Real Estate purchased Lot 1 in the Fredericksburg Business Park at a cost of $1.2 million for future expansion of the Bank and Mortgage Corporation. At present the lot is undeveloped.
All of the owned and leased properties are in good operating condition and are adequate for the Corporation’s present and anticipated future needs.
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In July 2004, Access National Corporations’ common stock became listed on the National Association of Securities Dealers, Inc. Automated Quotations (“NASDAQ”) national market system and is quoted under the symbol of “ANCX”.
Set forth below is certain financial information relating to the Corporation’s common stock price history. Prices starting from the third quarter of 2004 reflect transactions executed on NASDAQ. The stock prices prior to the third quarter of 2004 reflect the prices paid in the indicated periods in the actual private trades of which the Corporation is aware. There may have been other transactions of which the Corporation is unaware. Due to the limited volume of trading in the Corporation’s common stock, these transactions do not necessarily reflect the intrinsic or market value of the stock at the time they were completed.

	2005		2004
	High	Low	High	Low
First Quarter	$7.16	$6.35	$8.00	$7.00
Second Quarter	$7.19	$6.50	$8.00	$7.00
Third Quarter	$9.72	$7.10	$7.48	$6.38
Fourth Quarter	$14.25	$8.75	$7.14	$6.51
                    Prices have been adjusted for all stock splits and dividends.
As of March 15, 2006, the Corporation had 8,043,130 outstanding shares of Common Stock, par value $.835 per share, held by approximately 324 shareholders of record.

On April 10, 2002 the Bank issued 7,500 restricted shares (45,000 adjusted) of common stock (with a market value of approximately $150,000) in exchange for 100% of the shares of Commercial Finance Corporation (now known as Access National Leasing Corporation). These shares of common stock were exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 due to the Bank’s status as a National Bank. These shares were subsequently cancelled.
On April 15, 2002 the Bank sold 162,500 (975,000 adjusted, 6,000 of which were subsequently forfeited) shares of its common stock under a rights offering to existing shareholders and employees at a price of $18.00 per share and a par value of $5.00 ($6.00, $1.67 and $0.835 adjusted). The total offering price was $2,925,000. The offering was not underwritten and there were no underwriters’ discounts or commissions. A Series B warrant to purchase one share of common stock accompanied each share purchased, for a total of 162,500 (975,000 adjusted) Series B warrants issued in this rights offering. The Series B warrants were exercisable immediately at an exercise price of $20.00 per share at any time to and including June 4, 2004. In June 2004, 97% of the Series B Warrants were exercised that resulted in proceeds to the Corporation of $3.1 million. Both the shares of common stock and the Series B warrants were exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933 due to the Bank’s status as a National Bank.
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
On December 23, 2005, the Corporation issued a 2 for 1 stock split. The authorized shares of common stock increased from 30,000,000 to 60,000,000 and par value decreased from $1.67 to $.835.

At December 31, 2005, there were 1,018,000 outstanding Series A warrants. The Series A warrants were issued by the Bank in December 1999 to the organizing shareholders of the Bank (in conjunction with the organization of the Bank) and the shareholders of Mortgage Investment Company (in conjunction with the acquisition by the Bank of Mortgage Investment Company). Each Series A warrant is exercisable for one share of common stock at an exercise price of $1.67. As of December 31, 2005, 1,018,000 of the Series A warrants had vested and were exercisable.
On February 1, 2006, the Corporation established a Dividend Reinvestment and Stock Purchase Plan (“Plan”). Under the Plan, shareholders may elect to purchase common stock of the Corporation with automatically reinvested dividends or optional cash payments at a discount of 5% from the market price.
The Corporation paid its first cash dividend of $.005 per share on February 24, 2006 to shareholders of record as of February 14, 2006. Payment of dividends is at the discretion of the Corporation’s Board of Directors, is subject to various federal and state, regulatory limitations. Future dividends are dependent upon the overall performance and capital requirements of the Corporation.
Issuer Purchases of Equity Securities for the Quarter Ended September 30 2005

			Total Number	Maximum Number
	Total	Average	of Shares	of Shares that
	Number	Price	Purchased as	May Yet Be
	of Shares	Paid Per	Part of Publicly	Purchased Under
	Purchased (1)	Share	Announced Program	the Program
July 1-31, 2005	—	$—	—	—
August 1-31, 2005	—	—	—	—
September 1-30, 2005	2,666	$9.38	—	—

Total	2,666	$9.38	—	—

(1)	The Bank purchased 2,666 shares of the Corporation’s common stock in open-market transactions that were not part of a publicly announced plan or program. The Bank purchased the shares in conjunction with a restricted share award to a new employee as a signing bonus. The employee subsequently forfeited the unvested restricted shares upon termination of his employment in December 2005. No consideration was paid to the employee for the forfeiture of the unvested restricted shares and, therefore, the forfeiture is not disclosed as an issuer purchase for the quarter ended December 31, 2005.
Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2005
The Corporation did not purchase any of its common stock in the fourth quarter of 2005.

ITEM 6 – SELECTED FINANCIAL DATA
Information relating to selected financial data is in Table 1.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the twelve months ended December 31, 2005 and 2004. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.
Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency, U.S. Treasury and the FRB, the economy of Northern Virginia, including governmental spending and real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. For additional discussion of risk factors that may cause our actual future results to differ materially for the results indicated within forward looking statements, please see Item 1A – Risk Factors herein.
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

Derivative Financial Instruments
Access National Mortgage Corporation carries all derivative instruments at fair value as either assets or liabilities in the consolidated balance sheets. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“Statement 133”), provides specific accounting provisions for derivative instruments that qualify for hedge accounting. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in Statement 133 as amended.
See Notes 1, 10 and 11 to the financial statements for additional information on derivatives.
FINANCIAL CONDITION
Asset Summary
The Corporation completed its sixth year of operation continuing its trend of significant growth in assets. Total assets at December 31, 2005 were $537.0 million, an increase of $117.0 million. The growth in assets is comprised of a $77.1 million increase in loans held for investment, an $8.8 million increase in loans held for sale, and a $36.4 million increase in investment securities. Total assets averaged $457.3 in 2005, approximately $116.1 million higher than total average assets for 2004.
The growth in assets was funded by a $45.8 million increase in savings and interest bearing deposits and a $69.5 million increase in time deposits. Short term borrowings increased $11.1 million. Shareholders equity increased $5.2 million resulting from net income of $5.9 million less the unrealized holdings losses relating to investments available for sale of $0.7 million.
Management intends to focus on strategic growth opportunities and continued emphasis on high quality loan originations and solid core deposit growth. This will be accomplished by maintaining and expanding our base of business in our market area.
The following discussions by major categories explain the changes in financial condition in more detail.
Cash and Cash Equivalents
Cash and cash equivalents consisting of cash and due from banks and interest bearing deposits in other banks totaled $23.2 million at December 31, 2005 compared to $30.5 million in 2004, a decrease of $7.3 million. The decrease is due in part to fluctuations in deposits associated with business operating accounts and the receipt of funds from the sale of loans.
Investment Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, municipal securities, CRA mutual fund, mortgage backed securities, Federal Reserve and Federal Home Loan Bank stock. The investment portfolio is used to provide liquidity and as a tool for managing interest sensitivity in the balance sheet, while generating a reasonable return. At December 31, 2005 the securities portfolio totaled $87.8 million, up from $51.4 million in 2004. The increase in investments is due to the increase in deposits and short term borrowings. All securities were classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of stockholders’ equity. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $785 thousand on December 31, 2005. Table 3, Securities Available for Sale presents the types, amounts and maturity distribution of the securities portfolio.
Loans
Loans held for investment totaled $369.7 million at December 31, 2005, an increase of $77.1 million over 2004. Commercial loans decreased by approximately $9.9 million from last year as a result of payoffs and increased competition for this type of loan. Loans secured by commercial real estate increased $40.5 million, a 41.8% increase over 2004. The growth in commercial real estate loans reflects the strong real estate market and our commitment to owner occupied commercial financing. Our commercial loan officers have established professional relationships with our clients and are responsive to their credit and other financial needs. This relationship with our clients is responsible for generating new referrals and provides the basis for continued growth. Real estate construction loans increased $4.0 million over last year. This loan category is comprised of construction and land development loans, primarily for one to four family residences. The growth in this category is somewhat cyclical and highly competitive. Residential real estate loans increased $42.8 million, a 37.7% increase over 2004. This increase is primarily in variable rate mortgage loans and reflects the strong real estate market in our area. Consumer loans decreased from $723 thousand to $555 thousand in 2005 as a result of payoffs. The Bank concentrates on providing banking services to the small to medium sized businesses and professionals in our market area. The Bank also offers a complete line of consumer lending products, primarily as a service to the affiliates of our commercial and professional clients. The Bank does not, however, actively market its consumer products at this time, which accounts for the nominal amount of consumer type loans.
Loans held for sale totaled $45.0 million at December 31, 2005 compared to $36.2 million in 2004, an increase of $8.8 million. The increase in loans held for sale is attributable to loans being accumulated for a bulk sale of a pool of loans. This process improves the pricing on the loans. Overall, volume of loan originations was up from 2004 by 26.8% from $780.8 million to $990.4 million. The increase in loan originations is due to the strong real estate market in our area and a favorable interest rate environment.
Continued loan portfolio growth in 2006 is forecasted as we continue to focus on expanding our base of business by serving the needs of the small to medium size businesses and professionals in our community. Mortgage trade associations have forecasted a 20% decline in residential mortgage loan volume in 2006 due to rising interest rates and a decline in refinance activity. None the less, we expect that in 2006, the Mortgage Corporation will generate a similar volume as experienced in 2005 as a result of increasing its presence in the local area and by offering additional services. We expect the industry to experience consolidation and lower margins in 2006 when compared to recent periods.
Table 4, The Loan Portfolio, presents the major classifications and maturity distribution of loans held for investment at December 31, 2005, 2004 and 2003.
Allowance for Loan Losses
For the year ended December 31, 2005, the allowance for loan loss was $5.2 million, an increase of 29.8% over the $4.0 million at the prior year-end. The increase is attributed to the 26.4% increase in the Loan Portfolio as well as a detailed analysis of risk and loss potential within the portfolio as a whole. Although actual loan losses have been insignificant, our senior credit management, with over 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes and trend analysis. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by, internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve.
The Bank, after six years of operations, does not have a meaningful history of charge offs with which to establish trends in loan losses by loan classifications. As of December 31, 2005 the total net charge offs for the six years was less than $19 thousand dollars. The overall allowance for loan losses is equivalent to approximately 1.41% of total loans held for investment. The schedule in Table 6, Allocation of the Allowance for Loan Losses, reflects the allocation by the different loan types. The methodology as to how the allowance was derived is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.
The allowance for Commercial loans as a percent of the total Commercial loans amounted to 4.0%, compared to 3.0% in 2004. The allowance for Commercial Real Estate loans was 1.38% of total Commercial Real Estate loans in 2005 compared to 1.27% in 2004. The allowance for Residential Real Estate loans as a percent of total Residential Real Estate loans was 0.81% in 2005 compared to .76% in 2004. Net charge offs from inception through December 31, 2005 have totaled less than $19 thousand. Since the bank does not have a meaningful charge off experience, changes in the composition of the allowance for loan losses are due to volume and changes in individual risk ratings on new loans.
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
With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the FDIC. Although looking only at peer data and the bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of December 31, 2005 our evaluation of these factors supported approximately 89.8% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.
When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan loss analysis comprises the “Specific Reserve” and accounted for approximately 16.4% of the total loss reserve. The Specific Reserve relates to three loans totaling $2.2 million as of December 31, 2005 that were assigned additional reserves based on an evaluation of the established primary and secondary sources of repayment, which suggested a potential degradation in those sources of repayment.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of December 31, 2005 the maximum amount for this component was 0.15% of the total loan portfolio and accounted for approximately 10.2% of the total loss reserve.
Nonperforming Loans And Past Due
At December 31, 2005 there were two loans in non accrual status totaling $1.3 million. Non accrual loans are carefully monitored and specific reserves established as necessary to ensure any estimated loss can be absorbed by the designated reserve. Over $811 thousand of the loss reserve was dedicated as specific reserve to these non-performing loans. In management’s estimate the specific reserve for these loans will be adequate to absorb reasonably foreseeable losses. Management actively works with the borrowers to maximize potential for repayment and reports on the status of the same to the Board of Directors, no less than on a monthly basis.
As of December 31, 2005 there were no loans past due more than 90 days with respect to which interest was still being accrued.
Deposits
Deposits totaled $419.6 million at December 31, 2005 and were comprised of Non-interest bearing demand deposits in the amount of $81.0 million, Savings and Interest Bearing deposits in the amount of $149.1 million and Time deposits in the amount of $189.5 million. Total deposits increased $102.2 million or 32% over December 31, 2004 and provided funds for the increases in loans and investment securities. We offer a variety of deposit accounts that have varying rates and terms. Our deposits are primarily from our local market. We utilize professional loan officers as our direct sales force in marketing both loans and deposits. Our primary focus with respect to core deposit activities is upon the business deposits in our market. Our goal is to expand the deposit base by adding personnel, opening new offices, direct marketing and traditional media advertising. Our customer service focus is mainly on our business and professional customers, which usually generate more referrals for additional new business than do retail account holders. Growth in deposits from 2004 to 2005 is attributable to the above efforts. Deposit growth is expected to continue at a rapid yet lesser percentage of growth as the Bank continues to expand its customer base and build name recognition. We use Wholesale deposits for specific funding requirements and to support the short term loans held for sale program. Table 7, Average Deposits and Average Rates Paid, details the composition of deposits.
Time Deposits represent 45.2% of total deposits on December 31, 2005, as compared to 37.8% on December 31, 2004. Time deposits increased by 57.9% over December 31, 2004.
At December 31, 2005, non-interest bearing deposits represented 19.3% of the total deposits, down from 29.7% last year. The composition of our non interest bearing accounts is primarily commercial and as such, subject to fluctuations. Most of this activity relates to the operating accounts of businesses within our target market. There is a high degree of cross-over between these accounts and our clients who are commercial loan customers or who anticipate becoming loan customers.
Savings and Interest Bearing Deposits represent 35.5% of the total deposits and generally belong to businesses and professionals in the target market. Many of these depositors are also borrowers.
Interest bearing demand deposits represent 3.2% of total deposits and are mostly from individuals, professionals and non-profit organizations within the target market.
Brokered or “Wholesale” deposits account for 14.0% ($58.8 million) of total deposits at December 31, 2005 versus approximately $54 million at December 31, 2004. Wholesale depositors are outside of the target market and place their deposit with us solely due to the interest rate paid. Together with other funding sources, we use these types of deposits to fund the short term cash needs associated with the Loans Held for Sale program discussed under “Loans” as well as to carry long term investments such as “Mortgage Loans Held for Investment” and our real estate.
Borrowings
Borrowed funds consist of advances from the Federal Home Loan Bank of Atlanta, subordinated debentures (trust preferred), securities sold under agreement to repurchase, federal funds purchased and commercial paper. At December 31, 2005 borrowed funds totaled $80.3 million compared to $74.4 million in 2004. Federal Home Loan Bank advances increased $3.8 million from 2004. The Corporation utilizes short term advances for supplementing the Mortgage Corporation’s funding requirements. Long term advances are used to match fundings and to lock in spreads on Bank term loans. Table 9 provides a break down of all borrowed funds.
Shareholders’ Equity
Shareholders’ equity increased $5.2 million during 2005, primarily due to an increase in retained earnings as a result of current year net income of $5.9 million and unrealized loses on investments available for sale of $.7.
Banking regulators have defined minimum regulatory capital ratio that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as Well Capitalized, which is the highest rating. Table 10 Risk Based Capital Analysis, outlines the regulatory components of capital and risk based capital ratios.
RESULTS OF OPERATIONS
Summary
Net income increased $2.6 million for the year ended December 31, 2005 and totaled $5.9 million compared to $3.3 million in 2004 which included extraordinary income of $330 thousand in connection with the acquisition of UFM. Average earning assets totaled $437.7 million for 2005, up from $321.3 million in 2004, an increase of approximately 36.2%. Return on average assets increased from .97% in 2004 to 1.29% in 2005 due to the increase in average earning assets. Return on average equity increased to 20.63% in 2005 from 14.48% in 2004. Diluted earnings per share for 2005 were $.63 up from the $.36 reported last year. See Table 1 Summary Financial Data.
Net Interest Income
Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. During 2005 our net interest margin decreased 15 basis points from 3.64% in 2004 to 3.49% in 2005. The yield on earning assets increased .68%, reflecting the Prime rate increases during the year. The rate paid on interest bearing liabilities increased .77% and contributed to the narrowing of our net interest margin. Table 2 Yield on Average Earning Assets and Rates on Average Interest Bearing Liabilities summarizes the major components of net interest income for the past three years and also provides yields and average balances.
Net interest income increased in 2005 to $15.3 million compared to $11.7 million in 2004. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets increased $116.4 million over the $321.3 million in 2004. The increase is primarily due to the growth in average loans which increased $74.9 million. See Table 2A Volume and Rate Analysis for the past three years.
Total interest expense increased approximately $6.0 million to $12.5 million in 2005, up from $6.5 million in 2004, as a result of increases in interest bearing deposits and increased cost of borrowings. Total interest bearing deposits averaged $270.5 million in 2005 compared to $159.5 million in 2004. Borrowed funds averaged $87.2 million in 2005 compared to $79.7 million in 2004. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities was 3.5% in 2005 and 2.73% in 2004.
Provision for Loan Losses
The provision for loan losses charged to operating expense was $1.2 million in 2005 compared to $1.5 million in 2004. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio based on the evaluation as of December 31, 2005. In general, we expect the base level of provision for loan loss expense to be commensurate with the increase in the Loans Held for Investment, tempered more or less with our assessment of the underlying credit risk in the portfolio as explained previously in detail.
Non Interest Income
Non-interest income consists of revenue generated from a broad range of financial services and activities. The Mortgage Corporation provides the most significant contributions towards non-interest income. Total non interest income was $31.5 million in 2005 compared to $26.0 million in 2004, an increase of $5.5 million. Gains on the sale of loans originated by the Mortgage Corporation totaled $24.1 million in 2005, compared to $20.0 million in 2004. Mortgage broker fees amounted to $5.6 million in 2005 and $4.6 million in 2004. The increases are due to a combination of a strong real estate market in our area, successful advertising of our mortgage products and an effective loan officer program.
The volume of our Mortgage Corporation is subject to many cyclical risks against which we actively manage. Volume and the accompanying non-interest income are subject to the risks associated with the general interest rate environment as well as the new home and resale activity of the residential real estate market in the communities we serve.
Non Interest Expense
Non interest expense totaled $36.3 million in 2005 compared to $31.6 million in 2004, an increase of $4.7 million over 2004. Salaries and benefits totaled $20.5 million and comprise 56.5% of total non operating expense. Salaries and benefits increased approximately $1.9 million from 2004. The increase in salaries and benefits is largely due to the increase in commissions and salaries at the Mortgage Corporation and reflects the increase in loan originations. Approximately 71.8% of the total salaries expense is attributable to the Mortgage Corporation and 28.2% is attributable to the Bank. The majority of compensation expense for the Mortgage Corporation is variable with loan origination volume. Mortgage loan originations increased from $780 million in 2004 to $990 million in 2005, a 26.9% increase.
Other operating expense increased approximately $2.8 million from $10.5 million in 2004 to $13.4 million in 2005, an increase of 26.9%. A significant portion of the other operating expense of the Mortgage Corporation is variable with loan origination volume. Other operating expense is comprised of advertising, investor fees, management fees, other settlement fees, and other marketing expense.
Income Taxes
Income tax expense increased $1.7 million, or 104.1%, over last year primarily as a result of increased net income. Note 8 to the financial statements show the components of Federal Income tax.
We expect to continue to accrue and pay taxes in accordance with all applicable tax laws and regulations. Many of our competitors, primarily federal and state credit unions, are exempt from the taxation against which we are subjected. The Corporation’s effective tax rate was 36% in 2005 compared to 35% in 2004.
Quarterly Results
Net income and per share information on a quarterly basis for 2005 and 2004 is reflected in Table 1A. The increase in net income is due to increases in earning assets funded by deposit growth and short term borrowings. Also impacting net income is the increase in mortgage loan originations and the subsequent gain on the sale of loans.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2005, overnight interest bearing balances totaled $13.3 million and securities available for sale totaled $87.8 million.
The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2005, the Corporation had a line of credit with the Federal Home Loan Bank of Atlanta totaling $135 million and outstanding variable rate loans of $35 million, and an additional $22.8 million in term loans at fixed rates ranging from 2.70% to 4.97% leaving $62.9 million available on the line. In addition to the line of credit at the Federal Home Loan Bank, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of December 31, 2005, outstanding repurchase agreements totaled $1.0 million and commercial paper issued amounted to $13.0 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at December 31, 2005, these lines amounted to $22.6 million. The Corporation also has $10.3 million in subordinated debentures to support the growth of the organization. The table below presents the Corporation’s contractual obligation and scheduled payment amounts due at various intervals over the next three years and beyond, as of December 31, 2005. Table 9, Borrowed Funds Distribution, outlines the composition of borrowed funds for 2005, 2004 and 2003.
Contractual Obligations

	Payments Due By Period
	December 31, 2005
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
	(In Thousands)
FHLB advances	$36,000	$—	$—	$36,000
Securities sold under agreements to repurchase	977	—	—	977
FHLB long term borrowings	—	7,500	14,286	21,786
Other short-term borrowings	11,219	—	—	11,219
Subordinated debentures	10,311	—	—	10,311
Leases	450	337	149	936

Total interest-bearing liabilities	$58,957	$7,837	$14,435	$81,229

The Corporation funded the growth in interest earning assets through a combination of deposits, retention of earnings and borrowed funds. The Corporation expects its short and long term sources of liquidity and capital to remain adequate to support expected growth. The Bank relies on a variety of short and long term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider.
Off Balance Sheet Items
During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2005, these commitments amounted to $5 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At December 31, 2005 the Bank had approximately $72 million in unfunded lines of credit. These lines of credit, if drawn upon, would be funded from routine cash flows. Cash flows from financing activities, which includes deposit growth and borrowing, generated over $108.2 million.

Recent Accounting Pronouncements
In December 2004, FASB enacted Statement of Financial Accounting Standards 123—revised 2004 (SFAS 123R), ''Share-Based Payment’’ which replaces Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 (APB 25), ''Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.’’ SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The new standard may be adopted in one of three ways — the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Corporation disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share. The adoption of SFAS 123R is not expected to have a material impact on the Corporation’s financial statements.
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion 20 and FASB Statement No. 3. SFAS 154 amends the existing guidance and applies to accounting for and reporting of a change in accounting principle. SFAS 154 also applies to changes required by accounting pronouncements when the pronouncement does not include explicit transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS 154 will have a material impact on the financial condition or the results of operation of the Corporation.
FASB’s Emerging Issues Task Force (“EITF”), reached consensus on “The Meaning of Other-Than-Temporary and Its Application to Certain Investments” in EITF Issue No. 03-1. The guidance included in the EITF consensus largely consisted of expanded disclosures and the guidance was intended to be fully effective in 2003, except for loss-recognition guidance which had a delayed effective date into 2004. In 2004, the FASB has further delayed the loss recognition provisions of Issue No. 03-1. In June 2005, the FASB announced plans to supersede the EITF guidance with a revised standard in late 2005. Because of the inconclusive status of the guidance on the loss recognition aspects of Issue No. 03-1, the Corporation’s management is unable to determine at this time the potential impact of this matter on the consolidated financial statements.
AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and does not apply to loans originated by the entity. SOP 03-3 prohibits carrying over or creation of valuation allowances in the initial accounting for loans acquired in a transfer. It is effective for loans acquired in fiscal years beginning after December 15, 2004. This new guidance had no material effect on the Corporation’s consolidated financial statements upon implementation.

Statistical Information
The following statistical information is provided pursuant to the requirements of Guide 3, promulgated by the Securities Act of 1933:
Table # 1
Summary Financial Data

	Year Ended December 31
	2005	2004	2003	2002	2001
	(In Thousands, Except Per Share Data)
Income Statement Data:
Net interest income	$15,271	$11,694	$9,138	$5,848	$3,115
Provision for loan losses	1,196	1,462	526	841	720
Non-interest income	31,467	25,952	33,765	22,494	11,082
Non-interest expense	36,340	31,580	36,432	23,447	12,060
Income taxes	3,305	1,619	2,129	1,359	530

Net income before extraordinary items	5,897	2,985	3,816	2,695	887
Extra-ordinary income, net of income tax	—	330	—	—	—

Net Income	$5,897	$3,315	$3,816	$2,695	$887

Per Share Data:
Earnings per share
Basic, before extraordinary income	$0.75	$0.40	$0.55	$0.41	$0.15
Basic	0.75	0.44	0.55	0.41	0.15
Diluted, before extraordinary income	0.63	0.33	0.43	0.36	0.14
Diluted	0.63	0.36	0.43	0.36	0.14
Cash dividends declared	—	—	—	—	—
Book value at period end	3.92	3.29	2.84	2.32	1.75

Balance Sheet Data:
Total assets	$537,050	$420,098	$257,390	$240,348	$132,069
Loans held for sale	45,019	36,245	29,756	93,852	38,615
Total loans	369,733	292,594	189,320	114,835	68,736
Total securities	87,771	51,378	23,178	15,637	10,582
Total deposits	419,629	317,393	198,183	178,251	104,876
Shareholders’ equity	31,185	25,998	19,755	16,291	10,465
Average shares outstanding, basic	7,867,135	7,509,536	6,986,680	6,594,000	6,000,000
Average shares outstanding, diluted	9,423,087	9,155,778	8,822,372	7,478,064	6,581,988

Performance Ratios:
Return on average assets	1.29%	0.97%	1.45%	1.64%	0.98%
Return on average equity	20.63%	14.48%	20.48%	20.17%	8.75%
Net interest margin (1)	3.49%	3.64%	3.58%	3.73%	3.54%

Asset Quality Ratios:
Allowance to period end loans	1.41%	1.37%	1.35%	1.78%	1.73%
Allowance to nonperforming loans	397.78%	185.07%	310.93%	—	127.87%
Net charge-offs to average loans	—	—	—	—	0.01%

Capital Ratios:
Tier I risk-based capital	10.78%	10.97%	12.54%	12.09%	10.96%
Total risk-based capital	12.11%	12.80%	15.47%	13.33%	12.20%
Leverage capital ratio	7.60%	8.83%	10.28%	8.12%	8.91%

Table # 1A
The following is a summary of the results of operations for each quarter of 2005 and 2004.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
		(In Thousands, Except Per Share Data)
2005
Total interest income	$5,619	$6,368	$7,561	$8,245
Total interest expense	2,435	2,801	3,350	3,936
Net interest income	3,184	3,567	4,211	4,309
Provision for loan losses	114	383	325	374
Net interest income after provision for loan losses	3,070	3,184	3,886	3,935
Total noninterest income	6,153	9,147	9,375	6,792
Total noninterest expense	7,655	10,000	10,641	8,044
Income tax expense	533	827	911	1,034

Net income	$1,035	$1,504	$1,709	$1,649

Earnings Per Share:
Basic	$0.13	$0.19	$0.22	$0.21
Diluted	0.12	0.16	0.18	0.17

2004
Total interest income	$3,598	$4,300	$4,753	$5,574
Total interest expense	1,180	1,419	1,810	2,122
Net interest income	2,418	2,881	2,943	3,452
Provision for loan losses	175	204	212	871
Net interest income after provision for loan losses	2,243	2,677	2,731	2,581
Total noninterest income	6,261	6,781	7,133	5,777
Total noninterest expense	7,634	7,937	8,784	7,225
Income tax expense	328	513	361	417
Net income before extra-ordinary items	542	1,008	719	716

Extra-ordinary income	—	—	330	—

Net income	$542	$1,008	$1,049	$716

Earnings Per Share:
Basic, before extra-ordinary income	$0.08	$0.14	$0.09	$0.09
Basic	0.08	0.14	0.13	0.09
Diluted, before extra-ordinary-income	0.06	0.12	0.07	0.08
Diluted	0.06	0.12	0.10	0.08

Table # 2
Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Period Ended December 31,
	2005			2004			2003
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$64,862	$2,489	3.84%	$25,385	$905	3.57%	$14,160	$378	2.67%
Loans(3)	364,126	25,043	6.88%	289,225	17,228	5.96%	227,015	13,522	5.96%
Interest bearing deposits & federal funds sold	8,739	279	3.19%	6,715	92	1.37%	14,358	142	0.99%

Total interest earning assets	437,727	27,811	6.35%	321,325	18,225	5.67%	255,533	14,042	5.50%
Non-interest earning assets:
Cash and due from banks	10,579			8,169			5,437
Premises, land and equipment	9,260			8,466			724
Other assets	4,118			6,138			4,084
Less: allowance for loan losses	(4,433)			(2,945)			(2,363)

Total non-interest earning assets	19,524			19,828			7,882

Total Assets	$457,251			$341,153			$263,415

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$10,630	$200	1.88%	$9,075	$93	1.02%	$6,212	$68	1.09%
Money market deposit accounts	130,147	4,256	3.27%	40,506	838	2.07%	18,748	269	1.43%
Savings accounts	450	4	0.89%	470	4	0.85%	539	3	0.56%
Time deposits	129,314	4,560	3.53%	109,453	3,420	3.12%	117,803	3,626	3.08%

Total interest-bearing deposits	270,541	9,020	3.33%	159,504	4,355	2.73%	143,302	3,966	2.77%
FHLB Advances	43,375	1,610	3.71%	44,598	662	1.48%	10,788	175	1.62%
Securities sold under agreements to repurchase	925	19	2.05%	2,290	25	1.09%	1,381	9	0.65%
Other short-term borrowings	8,520	250	2.93%	4,741	121	2.55%	4,510	39	0.86%
Long-term borrowings	24,028	917	3.82%	17,801	854	4.80%	13,762	421	3.06%
Subordinated Debentures	10,311	706	6.85%	10,311	514	4.98%	5,593	294	5.26%

Total interest-bearing liabilities	357,700	12,522	3.50%	239,245	6,531	2.73%	179,336	4,904	2.73%

Non-interest bearing liabilities:
Demand deposits	66,862			75,883			60,538
Other liabilities	4,103			3,124			4,904

Total liabilities	428,665			318,252			244,778
Shareholders’ Equity	28,586			22,901			18,637

Total Liabilities and Shareholders’ Equity:	$457,251			$341,153			$263,415

Interest Spread(1)			2.85%			2.94%			2.77%

Net Interest Margin(2)*		$15,289	3.49%		$11,694	3.64%		$9,138	3.58%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3)	Loans placed on nonaccrual status are included in loan balances

*	Note: Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

Table # 2A
Volume and Rate Analysis

			Years Ended December 31
	2005 compared to 2004		2004 compared to 2003				2003 compared to 2002
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
			(In Thousands)
Interest Earning Assets:
Investments	$1,584	$1,511	$73	$527	$369	$158	$(15)	$158	$(173)
Loans	7,815	4,897	2,918	3,706	3,699	7	3,991	5,464	(1,473)
Interest bearing deposits	187	35	152	(52)	(93)	41	(2)	69	(71)
Federal funds sold	—	—	—	2	—	2	(17)	(8)	(9)

Total Increase (Decrease) in Interest Income	9,586	6,443	3,143	4,183	3,975	208	3,957	5,683	(1,726)

Interest Bearing Liabilities:
Interest-bearing demand deposits	107	18	89	25	30	(5)	(97)	(23)	(74)
Money market deposit accounts	3,418	2,709	709	569	410	159	(1)	121	(122)
Savings accounts	—	—	—	1	—	1	(2)	1	(3)
Time deposits	1,140	662	478	(206)	(253)	47	319	1,395	(1,076)

Total interest-bearing deposits	4,665	3,389	1,276	389	187	202	219	1,494	(1,275)
FHLB Advances	948	(19)	967	487	503	(16)	(32)	40	(72)
Securities sold under agreements to repurchase	(6)	(20)	14	16	8	8	(15)	(7)	(8)
Other short-term borrowings	129	109	20	82	2	80	(118)	1	(119)
Long-term borrowings	63	260	(197)	433	147	286	421	421	—
Trust Preferred	192	0	192	220	236	(16)	192	208	(16)

Total Increase (Decrease) in Interest Expense	5,991	3,719	2,272	1,627	1,083	544	667	2,157	(1,490)

Increase (Decrease) in Net Interest Income	$3,595	$2,724	$871	$2,556	$2,892	$(336)	$3,290	$3,526	$(236)

Table # 3
Investment Securities Available for Sale

	December 31,
	2005	2004	2003
	(In Thousands)
Investment Securities available for sale:
US Treasury Securities	$1,602	$1,638	$1,692
US Government Agency Securities	75,260	44,261	15,776
Mortgage Backed Securities	1,393	2,235	3,912
Tax Exempt Municipals	2,840	—	—
Taxable Municipals	1,466	—	—
Mutual Fund	1,471	—	—
Other	3,739	3,244	1,798

Total Securities	$87,771	$51,378	$23,178

Table # 3A
Investment Securities Available for Sale

	Maturing
			After One Year		After Five Years		After TenYears
	Within		But Within		But Within
	One Year		Five Years		Ten Years				Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield		Amount	Yield
					(In Thousands)
Investment Securities Available for Sale (1)
US Treasury Securities	$—	—	$1,602	3.49%	$—	—	$—	—		$1,602		3.49%
US Government Agency Securities	1,968	3.05%	71,808	4.02%	1,484	5.15%	—	—		75,260		4.02%
Mortgage Backed Securities	—	—	1,393	4.88%	—	—	—	—		1,393		4.88%
Tax Exempt Municipals	—	—	—	—	2,330	5.26%	510	5.69%		2,840		4.35%
Taxable Municipals	—	—	—	—	1,466	4.30%	—	—		1,466		4.30%

Total	$1,968	3.05%	$74,803	4.03%	$5,280	4.96%	$510	5.69%		$82,561		4.04%

(1) Excludes CRA Mutual Fund, Federal Reserve Bank Stock and FHLB Stock

Table # 4
Loan Portfolio

	December 31
		2005		2004		2003		2002		2001
		Percentage of		Percentage		Percentage		Percentage		Percentage
	Amount	Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
						(In Thousands)
Commercial	$38,516	10.42%	$48,427	16.55%	$31,759	16.78%	$17,324	15.09%	$9,115	13.26%
Commercial real estate	137,423	37.17	96,939	33.13	69,128	36.51	41,081	35.77	26,184	38.09
Real estate construction	37,054	10.02	33,073	11.30	13,766	7.27	10,057	8.76	10,821	15.75
Residential real estate	156,185	42.24 1	13,432	38.77	73,846	39.01	45,591	39.70	20,724	30.15
Consumer	555	0.15	723	0.25	821	0.43	782	0.68	1,892	2.75

Total loans	$369,733	100.00%	$292,594	100.00%	$189,320	100.00%	$114,835	100.00%	$68,736	100.00%

Table # 4A
Loan Maturity Distribution

	December 31, 2005
	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
			(In Thousands)
Commercial	$3,395	$17,736	$12,673	$4,712	$38,516
Commercial real estate	9,500	13,663	44,771	69,489	137,423
Real estate construction	7,384	23,396	2,912	3,362	37,054
Residential real estate	3,384	15,854	41,150	95,797	156,185
Consumer	—	287	239	29	555

Total	$23,663	$70,936	$101,745	$173,389	$369,733

Table # 5
Allowance for Loan Losses

	Year Ended December 31
	2005	2004	2003	2002	2001
	(In Thousands)
Balance, beginning of period	$4,019	$2,565	$2,048	$1,192	$489

Provision for loan losses	1,196	1,462	526	841	720

Chargeoffs:

Commercial	—	8	11	—	17
Real estate		—	—	—	—
Consumer		—	—	—	—

Total chargeoffs	—	8	11	—	17
Recoveries:
Commercial	—	—	2	15	—
Real estate	—	—	—	—	—
Consumer	—	—	—	—	—

Total recoveries	—	—	2	15	—

Net chargeoffs	—	8	9	(15)	17

Balance, end of period	$5,215	$4,019	$2,565	$2,048	$1,192

Table # 6
Allocation of the Allowance for Loan Losses

	Year Ended December 31
		Percentage		Percentage		Percentage		Percentage		Percentage
	2005	of total	2004	of total	2003	of total	2002	of total	2001	of total
					(Dollars In Thousands)
Commercial	$1,546	29.64%	$1,475	36.70%	$508	19.81%	$311	15.19%	$244	20.47%
Commercial real estate	1,896	36.36	1,235	30.73	1,054	41.09	797	38.92	467	39.18
Real estate construction	500	9.59	438	10.90	220	8.58	158	7.71	229	19.21
Residential real estate	1,267	24.29	862	21.45	772	30.10	768	37.50	172	14.43
Consumer	6	0.12	9	0.22	11	0.42	14	0.68	80	6.71

	$5,215	100.00%	$4,019	100.00%	$2,565	100.00%	$2,048	100.00%	$1,192	100.00%

Table # 7
Average Deposits and Average Rates Paid

	Year Ended December 31
	2005			2004			2003
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
Interest bearing liabilities:	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
							(In Thousands)
Interest-bearing demand deposits	$10,630	$200	1.88%	$9,075	$93	1.02%	$6,212	$68	1.09%
Money market deposit accounts	130,147	4,256	3.27%	40,506	838	2.07%	18,748	269	1.43%
Savings accounts	450	4	0.89%	470	4	0.85%	539	3	0.56%
Time deposits	129,314	4,560	3.53%	109,453	3,420	3.12%	117,803	3,626	3.08%

Total interest-bearing deposits	270,541	9,020	3.33%	159,504	4,354	2.73%	143,302	3,966	2.77%
Non-interest bearing demand deposits	66,862			75,883			60,538

Total deposits	$337,403			$235,387			$203,840

Table # 7A
Certificate of Deposit Maturity Distribution

	December 31, 2005
	Three months	Over three	Over six	Over
	or less	through six months	through twelve months	twelve months	Total
			(In Thousands)
Less than $100,000	$20,622	$9,540	$13,513	$16,602	$60,277
Greater than or equal to $100,000	46,549	17,084	21,986	43,605	129,224

	$67,171	$26,624	$35,499	$60,207	$189,501

Table # 8
Return on Average Assets and Return on Average Equity

	Year Ended December 31
	2005	2004	2003
		(In Thousands)
Average total assets	$457,251	$341,153	$263,415

Average shareholders’ equity	$28,586	$22,901	$18,637

Net income	$5,897	$3,315	$3,816

Cash dividends declared	$—	$—	$—

Return on average assets	1.29%	0.97%	1.45%

Return on average shareholders’ equity	20.63%	14.48%	20.48%

Average shareholders’ equity to average total assets	6.25%	6.71%	7.08%

Table # 9
Borrowed Funds Distribution

	Year Ended December 31
	2005	2004	2003
	(Dollars In Thousands)
At Period End
FHLB Advances	$36,000	$27,000	$5,000
Securities sold under agreements to repurchase	977	2,862	1,803
Other short term borrowings	11,219	7,217	4,253
FHLB Long Term Borrowings	21,786	27,000	14,965
Subordinated debentures	10,311	10,311	10,311

Total at period end	$80,293	$74,390	$36,332

Average Balances
FHLB Advances	$43,375	$44,598	$10,788
Securities sold under agreements to repurchase	925	2,290	1,381
Other Short term borrowings	8,520	4,741	4,510
FHLB Long Term Borrowings	24,028	17,801	13,762
Subordinated debentures	10,311	10,311	5,593

Total average balance	$87,159	$79,741	$36,034

Average rate paid on all borrowed funds	4.02%	2.73%	2.60%

Table # 10
Risk Based Capital Analysis

	Year Ended December 31
	2005	2004	2003
	(In Thousands)
Tier 1 Capital:
Common stock	$6,644	$6,608	$5,796
Capital surplus	9,099	9,067	6,856
Retained earnings	16,227	10,330	7,015
Subordinated Debt (Trust Preferred Debenture)	10,000	8,500	6,500
Disallowed Goodwill & Intangibles	—	—	—

Total tier 1 capital	41,970	34,505	26,167

Subordinated debt not included in Tier I	311	1,811	3,500
Allowance for loan losses	4,874	3,934	2,608

Total Risk Based Capital	$47,155	$40,250	$32,275

Risk weighted assets	$389,381	$314,494	$208,622

Quarterly average assets	$552,292	$390,735	$254,539

Capital Ratios:
Tier 1 risk based capital ratio	10.78%	10.97%	12.54%
Total risk based capital ratio	12.11%	12.80%	15.47%
Leverage ratio	7.60%	8.83%	10.28%

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2005. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. The table below reflects the outcome of these analyses at December 31, 2005. According to the model run for the period ended December 31, 2005 over a twelve month period, an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 1.09%. An immediate 200 basis points decline in interest rates would result in a decrease in net interest income by .06%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.
Rate Shock Analysis
December 31, 2005

Change in	Hypothetical	Hypothetical Percentage
Federal Funds	Percentage Change	Change In Economic
Target Rate	In Earnings	Value of Equity
3.00%	3.01%	-18.14%
2.00%	2.06%	-11.88%
1.00%	1.09%	-6.01%
-1.00%	0.76%	5.66%
-2.00%	-0.06%	9.90%
-3.00%	-0.51%	16.22%
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
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BDO Seldom, LLP Accountant and Consultants	300 Arboretum Place Suite 520 Richmond Virginia 23236 Telephone: (804) 330-3092 Fax: (804) 330-7753
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Access National Corporation
Reston, Virginia
We have audited the accompanying consolidated balance sheets of Access National Corporation as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statetments are free of material misstatement. The Corporation is not required to haves nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation, at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America
Richmond. Virginia

February 22, 2006

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

/s/ Yount, Hyde & Barbour, P.C.

Winchester,Virginia February 5, 2004

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
December 31, 2005 and 2004
(In Thousands, Except for Per Share Data)

Assets	2005	2004
Cash and due from banks	$9,854	$10,998
Interest-bearing deposits in other banks	13,329	19,534
Securities available for sale, at fair value	87,771	51,378
Loans held for sale	45,019	36,245
Loans, net of allowance for loan losses 2005, $5,215; 2004, $4,019	364,518	288,575
Premises and equipment, net	9,650	8,822
Other assets	6,909	4,546

Total assets	$537,050	$420,098

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest-bearing demand deposits	$81,034	$94,108
Savings and interest-bearing deposits	149,094	103,274
Time deposits	189,501	120,011

Total deposits	419,629	317,393

Short term borrowings	48,196	37,079
Long term borrowings	21,786	27,000
Subordinated debentures	10,311	10,311
Other liabilities and accrued expenses	5,943	2,317

Total liabilities	505,865	394,100

Shareholders’ Equity
Common stock, par value, $0.835, authorized 60,000,000 shares, issued and outstanding, 7,956,556 in 2005 and 7,914,148 in 2004	6,644	6,608
Surplus	9,099	9,067
Retained earnings	16,227	10,330
Accumulated other comprehensive income (loss), net	(785)	(7)

Total shareholders’ equity	31,185	25,998

Total liabilities and shareholders’ equity	$537,050	$420,098

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Per Share Data)

	Year Ended December 31
	2005	2004	2003
Interest and Dividend Income
Interest and fees on loans	$25,043	$17,228	$13,522
Interest on federal funds sold	1	2	—
Interest on deposits in other banks	278	90	142
Interest and dividends on securities	2,471	905	378

Total interest and dividend income	27,793	18,225	14,042

Interest Expense
Interest on deposits	9,020	4,355	3,966
Interest on short-term borrowings	1,879	808	223
Interest on long-term borrowings	917	854	421
Interest on trust preferred capital notes	706	514	294

Total interest expense	12,522	6,531	4,904

Net interest income	15,271	11,694	9,138
Provision for loan losses	1,196	1,462	526

Net interest income after provision for loan losses	14,075	10,232	8,612

Noninterest Income
Service fees on deposit accounts	260	145	266
Gain on sale of loans	24,095	20,015	27,818
Mortgage broker fee income	5,634	4,601	4,890
Other income	1,478	1,191	791

Total noninterest income	31,467	25,952	33,765

Noninterest Expense
Salaries and employee benefits	20,537	18,627	21,398
Occupancy expense	1,222	1,367	1,291
Furniture and equipment expense	1,204	1,048	871
Other operating expenses	13,377	10,538	12,872

Total noninterest expense	36,340	31,580	36,432

Income before income taxes	9,202	4,604	5,945

Income tax expense	3,305	1,619	2,129

Net income before extra-ordinary items	5,897	2,985	3,816

Extra-ordinary Income
Gain on acquisition of subsidiary, net of income tax	—	330	—

Net Income	$5,897	$3,315	$3,816

Earnings per common share:
Basic, before extra-ordinary income	$0.75	$0.40	$0.55

Basic	$0.75	$0.44	$0.55

Diluted, before extra-ordinary income	$0.63	$0.33	$0.43

Diluted	$0.63	$0.36	$0.43

Average outstanding shares:
Basic	7,867,135	7,509,536	6,986,680
Diluted	9,423,087	9,155,778	8,822,372
See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except for Per Share Data)

				Accumulated
				Other
				Compre-	Compre-
	Common		Retained	hensive	hensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2002	$5,850	$7,148	$3,199	$94	$—	$16,291

Repurchase of common stock	(54)	(292)	—	—		(346)
Comprehensive income:
Net income	—	—	3,816	—	3,816	3,816
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $2)	—	—	—	(6)	(6)	(6)

Total comprehensive income					$3,810

Balance, December 31, 2003	5,796	6,856	7,015	88		19,755

Issuance of common stock,	854	2,529	—	—		3,383
Repurchase of common stock	(42)	(318)	—	—		(360)
Comprehensive income:
Net income	—	—	3,315	—	3,315	3,315
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $49)	—	—	—	(95)	(95)	(95)

Total comprehensive income					$3,220

Balance, December 31, 2004	6,608	9,067	10,330	(7)		25,998
Issuance of common stock,	38	55	—	—		93
Repurchase of common stock	(2)	(23)	—	—		(25)
Comprehensive income:
Net income	—	—	5,897	—	5,897	5,897
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $402)	—	—	—	(778)	(778)	(778)

Total comprehensive income					$5,119

Balance, December 31, 2005	$6,644	$9,099	$16,227	$(785)		$31,185

     See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$5,897	$3,315	$3,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,196	1,462	526
Deferred tax benefit	(908)	(538)	(55)
Provision for hedging	30	—	—
Net amortization on securities	—	71	239
Depreciation and amortization	697	553	413
Loss on disposal of assets	81	—	—
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(9,010)	(6,489)	64,096
(Increase) decrease in other assets	(904)	(932)	1,213
Increase (decrease) in other liabilities	3,626	(215)	(2,301)

Net cash provided by (used in) operating activities	705	(2,773)	67,947

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	25,523	24,878	10,978
Proceeds from sale of security available for sale	—	—	—
Purchases of securities available for sale	(63,095)	(53,294)	(18,750)
Increase in federal funds sold	—	—	19
Net increase in loans	(76,902)	(103,282)	(74,494)
Proceeds from sale of equipment	7	—	—
Purchases of premises and equipment	(1,793)	(1,382)	(7,632)

Net cash used in investing activities	(116,260)	(133,080)	(89,879)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	32,746	108,635	5,812
Net increase in time deposits	69,490	10,575	14,120
Increase (decrease) in securities sold under agreement to repurchase	(1,885)	1,059	(937)
Net increase (decrease) in short-term borrowings	12,002	24,964	(24,392)
Net increase (decrease) in long term borrowings	(4,215)	12,035	14,965
Increase in trust preferred capital notes	—	—	6,000
Proceeds from issuance of common stock	93	3,383	—
Repurchase of common stock	(25)	(360)	(346)

Net cash provided by financing activities	108,206	160,291	15,222

Increase (decrease) in cash and cash equivalents	(7,349)	24,438	(6,710)
Cash and Cash Equivalents
Beginning	30,532	6,094	12,804

Ending	$23,183	$30,532	$6,094

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$12,553	$6,071	$3,891

Cash payments for income taxes	$3,830	$1,739	$2,905

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$(1,180)	$(145)	$(8)
See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Nature of Operations - Access National Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The holding company was formed on April 17, 2002. The Corporation owns all of the stock of its subsidiaries: Access National Bank, Access National Capital Trust I and Access National Capital Trust II. Access National Bank is an independent commercial bank chartered under federal laws as a national banking association. The Trust subsidiaries were formed for the purpose of issuing redeemable capital securities.
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available for sale at December 31, 2005 and 2004.
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

Notes to Consolidated Financial Statements
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
The Corporation has determined these derivative financial instruments do not meet the hedging criteria required by FASB 133 and has not designated these derivative financial instruments as hedges. Accordingly, changes in fair value are recognized currently in income.
Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated over their estimated useful lives; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation is computed using the straight-line method over the estimated useful lives of 39 years for office buildings and 3 to 15 years for furniture, fixtures, and equipment. Costs of maintenance and repairs are expensed as incurred; improvements and betterments are capitalized. When items are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the determination of net income.

Notes to Consolidated Financial Statements
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

Notes to Consolidated Financial Statements
Stock-Based Compensation Plans - The Corporation applies Accounting Principles Bulletin (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for employee stock compensation plans, and accordingly, does not recognize compensation expense for stock options granted when the option price is greater than or equal to the underlying stock price on the date of grant. The Corporation presents the pro forma disclosures required by SFAS 123, Accounting for Stock Based Compensation:

	Year Ended December 31
(In Thousands, Except for Per Share Data)*	2005	2004	2003
Net income, as reported	$5,897	$3,315	$3,816
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(285)	(209)	(179)

Pro forma net income	$5,612	$3,106	$3,637

Earnings per share:
Basic - as reported	$0.75	$0.44	$0.55

Basic - pro forma	$0.71	$0.41	$0.52

Diluted - as reported	$0.63	$0.36	$0.43

Diluted - pro forma	$0.60	$0.34	$0.41

*	Prior periods adjusted for stock split effective December 12, 2005
The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

	Year Ended December 31
	2005	2004	2003
Expected life	6.78 years	7 years	7 years
Risk-free interest rate	4.70%	3.52%	3.69%
Volatility	18.37%	19.50%	22.82%
Dividend yield	—	—	—
Effective January 1, 2006, the Corporation adopted the provisions of SFAS 123R which requires compensation expense to be recognized for share based payments.

Notes to Consolidated Financial Statements
Earnings Per Share - Basic earnings per share represents income available to common shareholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.
During the year ended December 31, 2004, the Corporation realized a gain from the excess of the fair value of net assets acquired over the purchase price of United First Mortgage Inc. upon the acquisition of a subsidiary.
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
Shareholders’ Equity –In December 2005, the Corporation declared a 2 for 1 stock split. The authorized shares of common stock increased from 30,000,000 to 60,000,000 and par value per share decreased from $1.67 to $0.835.
Recent Accounting Pronouncements — In December 2003, the FASB issued FASB Interpretation No.46 (revised December 2003) Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity. Access National Corporation has determined that the provisions of FIN 46R required the de-consolidation of the subsidiary trusts which issued guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities). Prior to the adoption of FIN 46R the Corporation consolidated the trusts and the balance sheet included the guaranteed beneficial interest in the subordinated debentures of the trusts. At the adoption of FIN 46R, the trusts were de-consolidated and the junior subordinated debentures of Access National Corporation owned by the subsidiary trusts were recorded. Application of FIN 46R to its investment in subsidiary trusts did not materially impact the financial statements of the Corporation
In December 2004, FASB enacted Statement of Financial Accounting Standards 123—revised 2004 (SFAS 123R), ''Share-Based Payment’’ which replaces Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 (APB 25), ''Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.’’ SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The new standard may be adopted in one of three ways — the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Corporation disclosed pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share. The adoption of SFAS 123R is not expected to have a material impact on the Corporation’s financial statements.
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion 20 and FASB Statement No. 3. SFAS 154 amends the existing guidance and applies to accounting for and reporting of a change in accounting principle. SFAS 154 also applies to changes required by accounting pronouncements when the pronouncement does not include explicit transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS 154 will have a material impact on the financial condition or the results of operation of the Corporation.
FASB’s Emerging Issues Task Force (“EITF”), reached consensus on “The Meaning of Other-Than-Temporary and Its Application to Certain Investments” in EITF Issue No. 03-1. The guidance included in the EITF consensus largely consisted of expanded disclosures and the guidance was intended to be fully effective in 2003, except for loss-recognition guidance which had a delayed effective date into 2004. In 2004, the FASB has further delayed the loss recognition provisions of Issue No. 03-1. In June 2005, the FASB announced plans to supersede the EITF guidance with a revised standard in late 2005. Because of the inconclusive status of the guidance on the loss recognition aspects of Issue No. 03-1, the Corporation’s management is unable to determine at this time the potential impact of this matter on the consolidated financial statements.

Notes to Consolidated Financial Statements
AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from the initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and does not apply to loans originated by the entity. SOP 03-3 prohibits carrying over or creation of valuation allowances in the initial accounting for loans acquired in a transfer. It is effective for loans acquired in fiscal years beginning after December 15, 2004. This new guidance had no material effect on the Corporation’s consolidated financial statements upon implementation.
Reclassifications - Certain reclassifications have been made to prior period amounts to conform to the current year presentation.
Note 2. Securities
Amortized costs and fair values of the securities available for sale as of December 31, 2005 and 2004 are as follows:

	December 31, 2005
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
		(In Thousands)
U.S. Treasury Notes	$1,606	$—	$(4)	$1,602
U.S. Governmental Agencies	76,329	—	(1,069)	75,260
Mortgage Backed Securities	1,392	3	(2)	1,393
Tax Exempt Municipals	2,895	—	(55)	2,840
Taxable Municipals	1,500	—	(34)	1,466
Mutual Fund	1,500	—	(29)	1,471
Restricted Stock -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	3,439	—	—	3,439

	$88,961	$3	$(1,193)	$87,771

	December 31, 2004
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
		(In Thousands)
U.S. Treasury Notes	$1,623	$15	$—	$1,638
U.S. Governmental Agencies	44,331	33	(103)	44,261
Mortgage Backed Securities	2,191	44	—	2,235
Restricted Stock -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	2,944	—	—	2,944

	$51,389	$92	$(103)	$51,378

Notes to Consolidated Financial Statements
The amortized cost and fair value of securities available for sale as of December 31, 2005 by contractual maturities, are shown below. Maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
US Treasury & Agencies
Due in one year or less	$3,606	$3,570
Due after one through five years	71,831	70,846
Due after five through ten years	2,498	2,446
Municipals
Due after five through ten years	3,880	3,796
Due after ten through fifteen years	515	510
Mortgage Backed Securities:
Due after one through five years	1,392	1,393
Mutual Fund	1,500	1,471
Restricted Stock:
Federal Reserve Bank stock	300	300
FHLB stock	3,439	3,439

	$88,961	$87,771

For the years ended December 31, 2005 and 2004, there were no sales of securities available for sale.
The book value of securities pledged to secure securities sold under agreement to repurchase and for other purposes amounted to $41,439,000 at December 31, 2005 and $19,288,000 at December 31, 2004.
Investment securities available for sale that have an unrealized loss position at December 31, 2005 are detailed below:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
Investment securities available for sale:

U.S. Treasury Security	$1,602	$4	$—	$—	$1,602	$4
Mortgage Backed Security	485	2	—	—	485	2
U.S. Government Agencies	28,950	377	29,309	691	58,259	1,068
Municipals-Taxable	1,465	35	—	—	1,465	35
Municipals-Tax Exempt	2,840	55	—	—	2,840	55
CRA Mutual Fund	1,471	29	—	—	1,471	29

Total	$36,813	$502	$29,309	$691	$66,122	$1,193

Management does not believe that any individual unrealized loss as of December 31, 2005 represents other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

Notes to Consolidated Financial Statements
Note 3. Loans
Net loans are summarized as follows:

	December 31
	2005	2004
	(In Thousands)
Loans secured by real estate:
Construction and land development	$37,054	$33,073
Residential properties	156,185	113,432
Secured by commercial properties	137,423	96,939
Commercial loans	38,516	48,427
Consumer loans	555	723

Total loans	369,733	292,594
Less allowance for loan losses	5,215	4,019

Net loans	$364,518	$288,575

Note 4. Allowance for Loan Losses
Changes in the allowance for loan losses were as follows:

	Year Ended December 31
	2005	2004	2003
	(In Thousands)
Balance at beginning of year	$4,019	$2,565	$2,048
Provision charged to operating expense	1,196	1,462	526
Loan recoveries	—	—	2
Loan charge-offs	—	(8)	(11)

Balance at end of year	$5,215	$4,019	$2,565

Non-accrual loans amounted to $1,311,000 at December 31, 2005 and $2,158,000 at December 31, 2004. If interest had been accrued, such income would have been approximately $189,000 and $139,000 respectively. At December 31, 2005 and 2004 there were no impaired loans.

Notes to Consolidated Financial Statements
Note 5. Premises and Equipment, net
Premises and equipment, net are summarized as follow:

	December 31
	2005	2004
	(In Thousands)
Land	$2,549	$1,341
Premises	6,162	6,126
Leasehold improvements	386	381
Furniture & Equipment	2,182	2,211

	11,279	10,059
Less accumulated depreciation	1,629	1,237

	$9,650	$8,822

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2005, 2004 and 2003 was $697,000, $553,000 and $413,000 respectively.

Notes to Consolidated Financial Statements
Note 6. Deposits
The aggregate amount of time deposits with a minimum denomination of $100,000 was $129,224,000 and $83,047,000 at December 31, 2005 and 2004, respectively.
At December 31, 2005, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2006	$129,294
2007	29,455
2008	14,496
2009	10,036
2010	3,344
Later years	2,876

$189,501

Brokered deposits totaled $58,773,000 and $53,997,000 at December 31, 2005 and 2004 respectively.
Note 7. Borrowings
Short-term borrowings consist of the following at December 31, 2005 and 2004:

	December 31
	2005	2004
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$977	$2,862
Commercial paper arrangements	11,219	7,216
FHLB borrowings	36,000	27,000
Fed Funds Purchased	—	1

Total	$48,196	$37,079

Weighted interest rate	4.21%	2.27%

Average for the year ended December 31:
Outstanding	$52,820	$51,629
Interest rate	3.54%	1.56%

Maximum month-end outstanding	$87,519	$61,862

Notes to Consolidated Financial Statements
Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include short-term advances from the Federal Home Loan Bank of Atlanta, which are secured by mortgage-related loans and U.S. Government Agencies securities. The carrying value of the loans pledged as collateral for FHLB advances total $199,000,000 at December 31, 2005. In addition, the Corporation engaged in commercial paper arrangements with investors payable on demand.
At December 31, 2005, the Corporation’s fixed-rate long-term debt with the Federal Home Loan Bank totals $21,786,000 and matures through 2014. The interest rate on the fixed-rate notes payable ranges from 2.70% to 4.97%.
The contractual maturities of long-term debt at December 31, 2005 are as follows:

Amount
(In Thousands)
Due in 2008	$7,500
Due in 2009	7,000
Due in 2010	3,036
Due in 2014	4,250

Total Due	$21,786

The Company has remaining lines of credit available with Federal Home Loan Bank which totaled $84,466,000 at December 31, 2005.
During 2002, Access National Capital Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On July 30, 2002, $4.1 million of trust preferred securities were issued. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2005 was 8.179%. Interest is payable quarterly. The securities have a mandatory redemption date of July 30, 2032, and are subject to varying call provisions beginning July 30, 2007. The principal asset of the Trust is $4.1 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.
During 2003, Access National Capital Trust II, a wholly-owned subsidiary of the Corporation was formed for the purpose of issuing redeemable Capital Securities. On September 29, 2003, $6.2 million of trust preferred securities were issued. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2005 was 7.350%. Interest is payable quarterly. The securities have a mandatory redemption date of September 29, 2034 and are subject to varying call provisions beginning January 7, 2009. The principal asset of the Trust is $6.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital securities.
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

Notes to Consolidated Financial Statements
Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.
Note 8. Income Taxes
Net deferred tax assets consisted of the following components as of December 31, 2005 and 2004:

	December 31
	2005	2004
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,344	$938
Accrual to cash basis adjustment	28	56
Securities available for sale	405	4
Deferred fees	408	322
Other	588	218

	2,773	1,538

Deferred tax liability:
Depreciation	216	249
Securities available for sale	—	—

	216	249
Net deferred tax assets

included in other assets	$2,557	$1,289

The provision for income taxes charged to operations for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	Year Ended December 31
	2005	2004	2003
	(In Thousands)
Current tax expense	$4,213	$2,327	$2,184
Deferred tax (benefit)	(908)	(538)	(55)

	$3,305	$1,789	$2,129

Notes to Consolidated Financial Statements
The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2005, 2004 and 2003 as follows:

	Year Ended December 31
	2005	2004	2003
	(In Thousands)
Computed “expected” tax expense	$3,078	$1,565	$2,021
Increase (decrease) in income taxes resulting from:
State income taxes	150	110	190
Other	77	(56)	(82)

	3,305	1,619	2,129

Increase due to tax resulting from gain on acquisition of subsidiary	—	170	—

	$3,305	$1,789	$2,129

Note 9. Commitments and Contingent Liabilities
The Corporation was committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2005, 2004 and 2003 totaled $776,000, $719,000 and $900,000.
The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2006	$450
2007	191
2008	146
2009	98
2010	51

$936

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Corporation does not anticipate any material loss as a result of these transactions. See Note 11 for additional information.
As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the Federal Reserve. At December 31, 2005 and 2004, the amount of daily average required balances were approximately $4,980,000 and $5,094,000 respectively.

Notes to Consolidated Financial Statements
Note 10. Derivatives
During 2005 and 2004, the Mortgage Corporation entered into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Corporation also has corresponding forward sales commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in non-interest income. The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.
For derivative instruments not designated as hedging instruments, the derivative is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.
At December 31, 2005 and 2004 the Mortgage Corporation had derivative financial instruments with a notional value of $96,809,000 and $55,828,000 respectively. The fair value of these derivative instruments was $96,731,000 and $55,765,000 respectively.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $5,000,000 and $16,970,000 in outstanding commitments at December 31, 2005 and 2004, respectively.
The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $71,995,000 and $45,278,000 in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2005 and 2004, respectively.
The Mortgage Corporation had locked rate commitments to originate mortgage loans amounting to approximately $46,809,000 and $29,834,000 at December 31, 2005 and 2004 respectively. Loans held for sale totaled $45,019,000 and $36,245,000 at December 31, 2005 and 2004 respectively. The Mortgage Corporation had entered into commitments, on a best-effort basis to sell loans of approximately $17,624,000 at December 31, 2005 and $15,039,000 at December 31, 2004. The Mortgage Corporation had entered into forward loan sale commitments totaling $4,077,000 and $30,768,000 as of December 31, 2005 and 2004 respectively. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Mortgage Corporation does not expect any counterparty to fail to meet its obligations.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $3,847,000 and $2,525,000 at December 31, 2005 and 2004, respectively.
The Corporation has cash accounts in other commercial banks. The amount of deposit at these banks at December 31, 2005 and 2004 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $13,279,000 and $19,434,000 respectively.

Notes to Consolidated Financial Statements
Note 12. Related Party Transactions
The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Corporation for loans totaling $4,215,000 and $1,064,000 at December 31, 2005 and 2004, respectively. During 2005, total principal additions were $3,959,000 and total principal payments were $808,000. The aggregate amount of deposits at December 31, 2005 and 2004 from directors and officers was $6,556,000 and $3,855,000 respectively.
Stock Option Plan
The Corporation’s shareholders approved the Corporation’s 1999 Stock Option Plan at the 2000 Annual Meeting of Shareholders. The plan reserves 975,000 shares of Common Stock. The Stock Plan allows for incentive stock options to be granted with an exercise price equal to the fair market value at the date of grant. Option expiration dates range from three to seven years from the date of grant. All shares have been restated to reflect the 10 for 1 stock split declared in April 2001, the 3 for 1 stock split of June 1, 2003 and the 2 for 1 stock split of December 2005.
Changes in the stock options outstanding under the Stock Plan are summarized as follows:

	Year Ended December 31
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,121,818	$2.85	1,104,136	$2.47	990,528	$2.21
Granted	182,458	9.52	137,414	7.35	120,148	4.67
Exercised	(13,854)	2.91	(51,500)	3.12	—	—
Forfeited	(13,014)	7.02	(68,232)	5.38	(6,540)	3.43

Outstanding at end of year	1,277,408	$3.76	1,121,818	$2.85	1,104,136	$2.47

Options exercisable at year-end	1,159,598	$3.59	777,174	$2.43	517,698	$1.67

Weighted average fair value per option granted during year		$3.44		$2.26		$1.66

Notes to Consolidated Financial Statements
Summary information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Price	Outstanding	Life (in yrs)	Price	Outstanding	Life (in yrs)	Price
$1.67-1.85	661,080	1.1	$1.68	628,074	1.1	$1.68
2.84-3.45	309,936	3.6	3.39	309,936	3.6	3.39
6.55-6.94	133,308	5.3	6.58	75,238	6.2	6.55
7.36-7.54	101,734	4.6	7.52	75,000	5.1	7.54
14.05	71,350	3.0	14.05	71,350	3.0	14.05

	1,277,408	2.5	$3.76	1,159,598	2.4	$3.59

Note 13. Warrants
As of December 31, 2005, there were 1,018,000 warrants at an exercise price of $1.67 issued and outstanding. Of this amount, 150,540 warrants were held by the organizing shareholders of the Corporation and vested at the date of issuance. The remaining 867,460 warrants were held by the former shareholders of Access National Mortgage Corporation, pursuant to the merger agreement dated June 10, 1999. Under the merger agreement, the vesting of these warrants is subject to future financial performance of the mortgage business unit. Based upon performance through December 31, 2005, all of these warrants were vested and exercisable.

Notes to Consolidated Financial Statements
Note 14. Capital Requirements
The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
At December 31, 2005 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution’s category.

Notes to Consolidated Financial Statements
The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004, in thousands, are also presented in the table:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
December 31, 2005:
Total Capital
(to Risk Weighted Assets)
Corporation	$47,155	12.11%	$31,151	8.00%	$38,939	10.00%
Bank	$45,238	11.63%	$31,110	8.00%	$38,887	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$41,970	10.78%	$15,576	4.00%	$23,363	6.00%
Bank	$40,371	10.38%	$15,555	4.00%	$23,332	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$41,970	7.60%	$22,092	4.00%	$27,615	5.00%
Bank	$40,371	7.32%	$22,070	4.00%	$27,587	5.00%
			`
December 31, 2004:
Total Capital
(to Risk Weighted Assets)
Corporation	$40,250	12.80%	$25,160	8.00%	$31,449	10.00%
Bank	$35,084	11.17%	$25,120	8.00%	$31,401	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$34,505	10.97%	$12,580	4.00%	$18,870	6.00%
Bank	$31,156	9.92%	$12,560	4.00%	$18,841	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$34,505	8.83%	$15,629	4.00%	$19,537	5.00%
Bank	$31,156	7.99%	$15,603	4.00%	$19,504	5.00%

Notes to Consolidated Financial Statements
Note 15. Dividend Restrictions
Federal regulations limit the amount of dividends that the Corporation can pay without obtaining prior approval and additionally require that the Corporation maintain a ratio of total capital to assets, as defined by regulatory authorities.
Note 16. Earnings Per Share
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders. All shares and per share amounts have been restated to reflect a 2 for 1 stock split declared in December 2005 and a 3 for 1 stock split declared in June 2003.

	Year Ended December 31
	2005			2004			2003
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except Per Share Data)
Earnings per share
Basic, before extra-ordinary income	$5,897	7,867	$0.75	$2,985	7,510	$0.40	$3,816	6,987	$0.55
Basic	$5,897		$0.75	$3,315		$0.44	$3,816		$0.55

Effect of dilutive securities:
Stock options and warrants		1,556			1,646			1,835
Diluted, before extra-ordinary income			$0.63			$0.33			$0.43
Diluted			$0.63			$0.36			$0.43

Diluted earnings per share	$5,897	9,423	$0.63	$3,315	9,156	$0.36	$3,816	8,822	$0.43

Note 17. Employee Benefits
The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan, which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right for an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $495,000, $187,000, and $81,000 were charged to expense under the Plan for 2005, 2004, and 2003 respectively.

Notes to Consolidated Financial Statements
Note 18. Other Expenses
The Corporation had the following other expenses for the years ended December 31, 2005, 2004, and 2003:

	Year Ended December 31
	2005	2004	2003
	(In Thousands)
Advertising and promotional expense	$3,969	$2,048	$3,859
Investor fees	864	595	979
Other settlement fees	295	718	709
Management fees	1,957	1,824	2,542
Provision for branch expenses	680	327	—
Other	5,612	5,026	4,783

	$13,377	$10,538	$12,872

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
At December 31, 2005 and 2004, the majority of off-balance-sheet items is variable rate instruments or converts to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

	December 31
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$23,183	$23,183	$30,532	$30,532
Securities	87,771	87,771	51,378	51,378
Loans held for sale	45,019	45,019	36,245	36,245
Loans, net of allowance	364,518	365,911	288,575	284,600
Accrued interest receivable	3,068	3,068	2,214	2,214

Financial liabilities:
Deposits	$419,629	$418,249	$317,393	$316,749
Short-term borrowings	48,196	48,196	37,079	37,061
Long-term borrowings	21,786	21,410	27,000	25,982
Subordinated debentures	10,311	10,311	10,311	10,311
Accrued interest payable	1	1	83	83

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

Notes to Consolidated Financial Statements
The following table presents segment information for the years ended December 31, 2005, 2004 and 2003:

2005	Commercial			Consolidated
(In Thousands)	Banking	Mortgage	Elimination	Totals
Revenues:
Interest income	$27,708	$3,085	$(3,000)	$27,793
Gain on sale of loans	—	24,198	(103)	24,095
Other	2,701	6,065	(1,394)	7,372

Total operating income	$30,409	$33,348	$(4,497)	$59,260

Expenses:
Interest expense	$12,762	$2,760	$(3,000)	$12,522
Salaries and employee benefits	5,798	14,739	—	20,537
Other	5,971	12,525	(1,497)	16,999

Total operating expenses	$24,531	$30,024	$(4,497)	$50,058

Income before income taxes	$5,878	$3,324	—	$9,202

Total assets	$523,910	$48,883	$(35,743)	$537,050

Capital Expenditures	$1,672	$121	$—	$1,793

2004	Commercial			Consolidated
(In Thousands)	Banking	Mortgage	Elimination	Totals
Revenues:
Interest income	$17,402	$2,195	$(1,372)	$18,225
Gain on sale of loans	—	20,208	(193)	20,015
Other	2,094	4,986	(1,143)	5,937

Total operating income	$19,496	$27,389	$(2,708)	$44,177

Expenses:
Interest expense	$6,854	$1,049	$(1,372)	$6,531
Salaries and employee benefits	3,993	14,634	—	18,627
Other	5,579	10,172	(1,336)	14,415

Total operating expenses	$16,426	$25,855	$(2,708)	$39,573

Income before income taxes	$3,070	$1,534	$—	$4,604

Total assets	$407,597	$61,252	$(48,751)	$420,098

Capital Expenditures	$890	$492	$—	$1,382

2003	Commercial	Mortgage		Consolidated
(In Thousands)	Banking	Banking	Elimination	Totals
Revenues:
Interest income	$12,396	$3,788	$(2,142)	$14,042
Gain on sale of loans	—	27,818	—	27,818
Other	840	5,107	—	5,947

Total operating income	$13,236	$36,713	$(2,142)	$47,807

Expenses:
Interest expense	$4,812	$2,234	$(2,142)	$4,904
Salaries and employee benefits	3,128	18,270	—	21,398
Other	2,915	12,645	—	15,560

Total operating expenses	$10,855	$33,149	$(2,142)	$41,862

Income before income taxes	$2,381	$3,564	$—	$5,945

Total assets	$268,131	$32,611	$(43,352)	$257,390

Capital Expenditures	$7,446	$186	$—	$7,632

Notes to Consolidated Financial Statements
Note 21. Parent Only Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Balance Sheets

	December 31
	2005	2004
	(In Thousands)
Assets
Cash	$10	$9
Other investments	1,825	3,713
Investment in subsidiaries	39,605	31,150
Other assets	590	1,641

Total assets	$42,030	$36,513

Liabilities
Subordinated debentures	$10,311	$10,311
Other liabilities	534	204

	10,845	10,515

Shareholders’ Equity
Common stock	6,644	6,608
Capital surplus	9,099	9,067
Retained earnings	16,227	10,330
Accumulated other comprehensive income	(785)	(7)

Total shareholders’ equity	31,185	25,998

Total liabilities and shareholders’ equity	$42,030	$36,513

Notes to Consolidated Financial Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Income

	Year Ended December 31
	2005	2004	2003
	(In Thousands)
Income
Dividends from subsidiaries	$1,014	$795	$—
Interest	91	88	54
Management fees from subsidiaries	—	—	422
Other	84	80	—

	1,189	963	476

Expenses
Interest expense on subordinated debentures	706	514	294
Other expenses	845	421	197

Total expenses	1,551	935	491

Income (loss) before income taxes and undistributed income of subsidiaries	(362)	28	(15)
Income tax (benefit)	(525)	(289)	(6)

Income (loss) before undistributed income of subsidiaries	163	317	(9)
Undistributed income of subsidiaries	5,734	2,998	3,825

Net income	$5,897	$3,315	$3,816

Notes to Consolidated Financial Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Cash Flows

	Year Ended December 31
	2005	2004	2003
	(In Thousands)
Cash Flows from Operating Activities
Net income	$5,897	$3,315	$3,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(5,734)	(2,998)	(3,825)
(Increase) decrease in other assets	1,142	(730)	(569)
Increase (decrease) in other liabilities	241	(410)	76

Net cash provided by (used in) operating activities	1,546	(823)	(502)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	(3,500)	—	(3,209)
(Increase) decrease in other investments	1,888	(2,191)	(6,101)

Net cash (used in) investing activities	(1,612)	(2,191)	(9,310)

Cash Flows from Financing Activities
Repurchase of common stock	(25)	(360)	(346)
Net proceeds from issuance of common stock	92	3,383	—
Proceeds from subordinated debentures	—	—	6,186

Net cash provided by financing activities	67	3,023	5,840

Increase (decrease) in cash and cash equivalents	1	9	(3,972)

Cash and Cash Equivalents
Beginning	9	—	3,972

Ending	$10	$9	$—

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As discussed in the Corporation’s current report on Form 8-K filed on January 21, 2005, the Corporation engaged BDO Seidman, LLP as its independent auditors for the fiscal year ending December 31, 2004, and chose not to renew the engagement of Yount, Hyde & Barbour, PC, which served as the Company’s independent auditors for the fiscal year ended December 31, 2003.
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
ITEM 9B – OTHER INFORMATION
None.

PART III
ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information contained under the captions “Director Compensation,” “Executive Compensation and Related Party Transactions” and “Stock Performance” in the 2006 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the captions “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the 2006 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information regarding certain relationships between the Corporation and its directors and officers is contained under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement and is incorporated herein by reference.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2006 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) Exhibit Index:

Exhibit No.	Description
3.1*	Articles of Incorporation of Access National Corporation.

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K dated August 1, 2005 (file number 000-49929))

4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.0 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.1+	Employment Letter Agreement between Access National Bank and Michael W. Clarke (incorporated by reference to Exhibit 10.1 to Form 10-K filed March 31, 2005)

10.2+	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 31, 2005)

10.3+	Employment Letter Agreement between Access National Bank and Charles Wimer (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed March 31, 2003)

10.4+	Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 31, 2005)

10.5*+	Schedule of Non-Employee Directors’ Annual Compensation

10.6*+	Base Salaries for Named Executive Officers

10.7+	Access National Bank 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.8	Lease agreement between Access National Bank and William and Blanca Spencer (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.9	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-KSB filed March 30, 2004 (file number 333-109125))

21*	Subsidiaries of Access National Corporation

23.1*	Consent of BDO Seidman, LLP

23.2*	Consent of Yount, Hyde and Barbour, P. C.

24	Power of Attorney (included on the signature page of this report)

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

+	indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation
(Registrant)

Date: March 28, 2006	By:	/s/ Michael W. Clarke Michael W. Clarke
President & CEO

Date: March 28, 2006	By:	/s/ Charles Wimer Charles Wimer
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

Signature	Title	Date
/s/ J. Randolph Babbitt J. Randolph Babbitt	Director	March 28, 2006

/s/ Michael W. Clarke Michael W. Clarke	President / CEO & Director (Principal Executive Officer)	March 28, 2006

/s/ John W. Edgemond
John W. (Skip) Edgemond	Director	March 28, 2006

/s/ James L. Jadlos
James L. Jadlos	Director	March 28, 2006

/s/ Thomas M. Kody
Thomas M. Kody	Director	March 28, 2006

/s/ Jacques Rebibo
Jacques Rebibo	Chairman of the Board of Directors	March 28, 2006
Director

/s/ Robert C. Shoemaker
Robert C. Shoemaker	Executive Vice President, Chief Credit Officer & Director	March 28, 2006

/s/ Charles Wimer
Charles Wimer	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	March 28, 2006