Form 10-Q
period 2006-03-31
ACCESS NATIONAL CORP
filed 2006-05-15
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
The number of shares outstanding of Access National Corporation’s common stock, par value $.835, as of May 8, 2006 was 8,101,462 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets March 31, 2006 (Unaudited) and December 31, 2005	Page 2
	Consolidated Statements of Income (Unaudited) Three Months Ended March 31, 2006 and 2005	Page 3
	Consolidated Statements of Shareholders’ Equity (Unaudited) Three Months Ended March 31, 2006 and 2005	Page 4
	Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2006 and 2005	Page 5
	Notes to Consolidated Financial Statements (Unaudited)	Page 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 29
Item 4.	Controls and Procedures	Page 30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 31
Item 1A.	Risk Factors	Page 31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 31
Item 3.	Defaults Upon Senior Securities	Page 31
Item 4.	Submission of Matters to a Vote of Security Holders	Page 31
Item 5.	Other Information	Page 31
Item 6.	Exhibits	Page 32
	Signatures	Page 33

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and due from banks	$12,884	$9,854
Interest bearing deposits in other banks	3,475	13,329
Securities available for sale, at fair value	110,243	87,771
Loans held for sale	70,635	45,019
Loans, net of allowance for loan losses of $5,339 and $5,215 respectively	378,268	364,518
Premises and equipment	9,656	9,650
Other assets	7,317	6,909

Total assets	$592,478	$537,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$86,037	$81,034
Savings and interest-bearing deposits	138,651	149,094
Time deposits	198,424	189,501

Total deposits	423,112	419,629
Other liabilities
Short-term borrowings	101,767	48,196
Long-term borrowings	20,732	21,786
Subordinated debentures	10,311	10,311
Other liabilities	3,511	5,943

Total liabilities	559,433	505,865

SHAREHOLDERS’ EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 8,100,724 shares in 2006 and 7,956,556 shares in 2005	6,764	6,644
Surplus	9,427	9,099
Retained earnings	17,810	16,227
Accumulated other comprehensive income (loss), net	(956)	(785)

Total shareholders’ equity	33,045	31,185

Total liabilities and shareholders’ equity	$592,478	$537,050

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest and Dividend Income
Interest and fees on loans	$7,495	$5,060
Interest on deposits in other banks	99	66
Interest and dividends on securities	1,051	493

Total interest and dividend income	8,645	5,619

Interest Expense
Interest on deposits	3,299	1,807
Interest on short-term borrowings	846	219
Interest on long-term borrowings	202	252
Interest on subordinated debentures	201	157

Total interest expense	4,548	2,435

Net interest income	4,097	3,184
Provision for loan losses	124	114

Net interest income after provision for loan losses	3,973	3,070

Noninterest Income
Service fees on deposit accounts	74	34
Gain on sale of loans	5,115	4,634
Mortgage broker fee income	866	931
Other income	48	554

Total noninterest income	6,103	6,153

Noninterest Expense
Salaries and employee benefits	4,706	4,563
Occupancy and equipment	526	536
Other operating expenses	2,384	2,556

Total noninterest expense	7,616	7,655

Income before income taxes	2,460	1,568

Income tax expense	837	533

NET INCOME	$1,623	$1,035

Earnings per common share:
Basic	$0.20	$0.13

Diluted	$0.17	$0.11

Average outstanding shares:
Basic	8,018,133	7,917,998
Diluted	9,658,239	9,345,524
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006 and 2005
(In Thousands)
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2005	$6,644	$9,099	$16,227	$(785)	$—	$31,185

Comprehensive income:

Net income	—	—	1,623	—	1,623	1,623

Other comprehensive income (loss), unrealized holdings losses arising during the period, net of tax $88	—	—	—	(171)	(171)	(171)

					$1,452

Cash Dividend			(40)			(40)
Common Stock issued for exercise of warrants, shares	120	328				448

Balance, March 31, 2006	$6,764	$9,427	$17,810	$(956)		$33,045

Balance, December 31, 2004	$6,608	$9,067	$10,330	$(7)	$—	$25,998

Comprehensive income:

Net income	—	—	1,035	—	1,035	1,035

Other comprehensive income (loss), unrealized holdings losses arising during the period, net of tax $242	—	—	—	(471)	(471)	(471)

					$564

Common Stock issued for exercise of warrants, shares	4	4				8

Balance, March 31, 2005	$6,612	$9,071	$11,365	$(478)		$26,570

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,623	$1,035
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	124	114
Deferred tax (benefit)	(77)	—
Stock Based Compensation	18	—
Gain (loss) on derivatives	(28)	26
Net amortization (accretion) on securities	(1)	1
Depreciation and amortization	197	167
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(25,380)	(12,572)
(Increase) decrease in other assets	(232)	(818)
Increase (decrease) in other liabilities	(2,432)	372

Net cash (used in) operating activities	(26,188)	(11,675)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	1,657	4,127
Purchases of securities available for sale	(24,387)	(10,169)
Net (increase) in loans	(14,110)	(5,861)
Purchases of premises and equipment	(186)	(44)

Net cash (used in) investing activities	(37,026)	(11,947)

Cash Flows from Financing Activities
Net increase (decrease) in demand, interest-bearing demand and savings deposits	(5,439)	46,877
Net increase (decrease) in time deposits	8,922	2,332
Net increase (decrease) in securities sold under agreement to repurchase	250	(2,364)
Net increase (decrease) in short-term borrowings	54,321	(19,496)
Net increase (decrease) in long term borrowings	(2,054)	(1,054)
Proceeds from issuance of common stock	430	7
Dividends Paid	(40)	—

Net cash provided by financing activities	56,390	26,302

Increase (decrease) in cash and cash equivalents	(6,824)	2,680
Cash and Cash Equivalents
Beginning	23,183	30,532

Ending	$16,359	$33,212

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$4,530	$2,430

Cash payments for income taxes	$1,477	$815

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	(259)	(713)
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – COMMENCEMENT OF OPERATIONS
Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation has three wholly owned subsidiaries, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association, Access Capital Trust I, and Access Capital Trust II. The Corporation does not have any significant operations and serves primarily as the parent company for the Bank. The Corporation’s income is primarily derived from dividends received from the Bank. The amount of these dividends is determined by the Bank’s earnings and capital position.
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
In August 2004, Access National Bank acquired all of the common stock of UFM. The acquisition of UFM gave the company a new location in the Richmond, Virginia market plus entry into the Fredericksburg and Staunton markets. The new locations became branch offices of the Mortgage Corporation.
In July 2005 Access Real Estate LLC purchased an unimproved commercial building lot in Spotsylvania County, Virginia where the Corporation is contemplating the construction of a combined banking and mortgage center.
NOTE 2 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2005, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2005.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 3 – STOCK BASED COMPENSATION PLANS
Stock-Based Compensation Plans - On January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the current fiscal year.
The Company’s condensed consolidated financial statements for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $18 thousand and is included in other operating expenses. The total income tax benefit recognized for share-based compensation arrangements for the three months ended March 31, 2006 was $6 thousand. As of March 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $99 thousand, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 0.95 years.
Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Company’s consolidated statements of operations because the exercise price of the Company’s stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS No. 123(R), the Company’s results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three months ended March 31, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. As stock-based compensation expense recognized for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for forfeitures.
The following table illustrates the pro forma net income and earnings per share for the three months ended March 31, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
STOCK BASED COMPENSATION PLANS

Three Month Period
Ended March 31,
2005
(In Thousands Except
for Share Data)
Net Income, as reported	$1,035

Total stock-based compensation determined under fair value based method for all awards, net of realized tax effects	$(159)

Pro-forma Net Income	$
876

Earnings per Share:
Basic — as reported	$0.13

Basic — pro forma	$0.11

Diluted — as reported	$0.11

Diluted — pro forma	$0.10

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — SECURITIES
Amortized costs and fair values of securities available for sale as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Treasury Securities	$1,602	$—	$(2)	$1,600
U.S. Government Agencies	96,335	—	(1,292)	95,043
Mortgage Backed Securities	1,309	1	(4)	1,306
Tax Exempt Municipals	2,895	—	(45)	2,850
Taxable Municipals	1,500	—	(55)	1,445
Mutual Fund	1,500	—	(52)	1,448
Restricted Securities -
Federal Reserve Bank Stock	720	—	—	720
FHLB Stock	5,831	—	—	5,831

Total Securities	$111,692	$1	$(1,450)	$110,243

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
	( In Thousands)
U.S. Treasury Notes	$1,606	$—	$(4)	$1,602
U.S. Governmental Agencies	76,329	—	(1,069)	75,260
Mortgage Backed Securities	1,392	3	(2)	1,393
Tax Exempt Municipals	2,895	—	(55)	2,840
Taxable Municipals	1,500	—	(34)	1,466
Mutual Fund	1,500	—	(29)	1,471
Restricted Stock -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	3,439	—	—	3,439

Total Securities	$88,961	$3	$(1,193)	$87,771

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of securities available for sale as of March 31, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	March 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
US Treasury & Agencies
Due in one year or less	$15,625	$15,488	$3,606	$3,570
Due after one through five years	80,814	79,694	72,831	71,808
Due after five through ten years	1,498	1,461	1,498	1,484
Municipals
Due after five through ten years	3,880	3,783	3,880	3,796
Due after ten through fifteen years	515	512	515	510
Mortgage Backed Securities
Due after one through five years	1,309	1,306	1,392	1,393
Mutual Fund	1,500	1,448	1,500	1,471
Restricted Stock:
Federal Reserve Bank stock	720	720	300	300
FHLB stock	5,831	5,831	3,439	3,439

	$111,692	$110,243	$88,961	$87,771

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Investment securities available for sale that have an unrealized loss position at March 31, 2006 and December 31, 2006 are detailed below

			March 31, 2006

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:
U.S. Treasury Security	$1,600	$(2)	—	—	$1,600	$(2)
Mortgage Backed Security	1,016	(4)	—	—	1,016	(4)
U.S. Government Agencies	20,261	(223)	69,781	(1,069)	90,042	(1,292)
Municipals-Taxable	1,446	(55)	—	—	1,446	(55)
Municipals-Tax Exempt	1,463	(14)	1,386	(31)	2,849	(45)
CRA Mutual Fund	1,448	(52)	—	—	1,448	(52)

Total	$27,234	$(350)	$71,167	$(1,100)	$98,401	$(1,450)

			December 31, 2005

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:
U.S. Treasury Security	$1,602	$(4)	—	—	$1,602	$(4)
Mortgage Backed Security	485	(2)	—	—	485	(2)
U.S. Government Agencies	28,950	(377)	29,309	(691)	58,259	(1,068)
Municipals-Taxable	1,465	(35)	—	—	1,465	(35)
Municipals-Tax Exempt	2,840	(55)	—	—	2,840	(55)
CRA Mutual Fund	1,471	(29)	—	—	1,471	(29)

Total	$36,813	$(502)	$29,309	$(691)	$66,122	$(1,193)

Management does not believe that any individual unrealized loss as of March 31, 2006 and December 31, 2005 represents other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5 – LOANS
The following table presents the composition of the loan portfolio at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
	(In Thousands)
Commercial and Industrial loans	$43,751	$38,516
Real Estate Non-Residential	143,461	137,423
Real Estate Construction	37,463	37,054
Real Estate Residential	157,732	156,185
Consumer loans	1,200	555

Total loans	383,607	369,733
Less allowance for loan losses	5,339	5,215

Net loans	$378,268	$364,518

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
Other includes the operations of Access National Corporation and Access Real Estate LLC. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to interest on subordinated debentures. The primary source of income for Access Real Estate is derived from rents received from the Bank and Mortgage Corporation.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents segment information for the three months ended March 31, 2006 and 2005:

2006	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$8,682	$634	$13	$(684)	$8,645
Gain on sale of loans	—	5,115	—	—	5,115
Other revenues	400	894	562	(868)	988

Total revenues	9,082	6,643	575	(1,552)	14,748

Expenses:
Interest expense	4,233	681	318	(684)	4,548
Salaries and employee benefits	1,531	3,175	—	—	4,706
Other	983	2,251	417	(617)	3,034

Total expenses	6,747	6,107	735	(1,301)	12,288

Income before income taxes	$2,335	$536	$(160)	$(251)	$2,460

Total assets	$560,877	$72,756	$37,405	$(78,560)	$592,478

2005	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Elimination	Totals
Revenues:
Interest income	$5,579	$507	$21	$(488)	$5,619
Gain on sale of loans	—	4,666	—	(32)	4,634
Other	458	1,137	459	(535)	1,519

Total revenues	6,037	6,310	480	(1,055)	11,772

Expenses:
Interest expense	2,238	408	277	(488)	2,435
Salaries and employee benefits	1,394	3,169	—	—	4,563
Other	806	2,509	257	(366)	3,206

Total expenses	4,438	6,086	534	(854)	10,204

Income before income taxes	$1,599	$224	$(54)	$(201)	$1,568

Total assets	$419,963	$78,897	$35,388	$(86,903)	$447,345

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7 – EARNINGS PER SHARE (EPS):
The following tables show the calculation of both Basic and Diluted earnings per share for the three months ended March 31, 2006 and 2005 respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three months	Three months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net Income	$1,623	$1,035
Weighted average shares outstanding	8,018,133	7,917,998

Basic earnings per share	$0.20	$0.13

DILUTED EARNINGS PER SHARE:
Net Income	$1,623	$1,035
Weighted average shares outstanding	8,018,133	7,917,998
Dilutive stock options and warrants	1,640,106	1,427,526

Weighted average diluted shares outstanding	9,658,239	9,345,524

Diluted earnings per share	$0.17	$0.11

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8 — DERIVATIVES
Access National Mortgage Corporation carries all derivative instruments at fair value as either assets or liabilities in the consolidated balance sheets. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), provides specific accounting provisions for derivative instruments that qualify for hedge accounting. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in SFAS 133.
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
At March 31, 2006 and December 31, 2005 the Mortgage Corporation had derivative financial instruments with a notional value of $113,839,000 and $96,809,000 respectively. The fair value of these derivative instruments at March 31, 2006 and December 31, 2005 was $113,741,000 and $96,731,000 respectively.
NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion 20 and FASB Statement No. 3. SFAS 154 amends the existing guidance and applies to accounting for and reporting of a change in accounting principle. SFAS 154 also applies to changes required by accounting pronouncements when the pronouncement does not include explicit transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 didn’t have a material impact on the financial condition or the results of operation of the Corporation.
In late 2005, the FASB’s staff issued Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss. Additionally, the FSP requires certain disclosures about unrealized losses which have not been recognized as other-than-temporary. The effect of this guidance did not have a material effect on the Bank’s consolidated financial statements upon implementation on January 1, 2006.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiaries (the “Corporation”) for the three months ended March 31, 2006 and 2005. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.
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
An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation considers among other factors, the estimated market value of the underlying collateral, and current economic conditions. For further information about our practices with respect to allowance for loan losses, please see the subsection “Allowance for Loan Losses” below.
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
Off-Balance Sheet Items

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
In the ordinary course of business, the Bank issues commitments to extend credit and, at March 31, 2006, these commitments amounted to $25.5 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At March 31 2006, the Bank had approximately $74.5 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
FINANCIAL CONDITION (March 31, 2006 compared to December 31, 2005)
The Corporation’s assets totaled $592.5 million at March 31, 2006, an increase of $55.4 million from year end 2005. The Corporation continues to experience strong growth in assets. Net loans held for investment, originated by the Bank, increased $13.8 million over year end. The growth in loans held for investment is due to continued strong loan demand in our area and increased market penetration. Loans held for sale totaled $70.6 million, up $25.6 million from December 31, 2005. The increase in loans held for sale is due to an increase in loan originations during the month of March 2006 and a build up of inventory to complete a bulk trade. Management continues to employ a strategy of attracting highly qualified professional lenders to support future growth in the loans held for investment. The future balances in the loans held for sale category will continue to experience volatility due to fluctuations of interest rates. The balances of this short term investment fluctuate daily as necessary to support loan origination and secondary market sales activities.
Asset growth during the period was supported by a combination of deposit growth and short term borrowings. Deposits totaled $423.1 million at March 31, 2006 up from $419.6 million at December 31, 2005. Short term borrowings increased by $53.6 million during the first quarter of 2006. The increase in short term borrowings is due in part to the increase in loans held for sale. In addition, short term borrowings are used to compensate for fluctuations in core deposits. The Bank concentrates on commercial accounts and due to the nature of these accounts, balances can be subject to wide fluctuations. Management has expanded the business development and marketing staff to support future deposit growth necessary to fund loan growth. Management expects continued utilization of wholesale Certificates of Deposits and other borrowings as necessary to fund the loans held for sale activity and growth in financial investments.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, obligations of States and Political subdivisions, mortgage backed securities, Federal Reserve and Federal Home Loan Bank stock. At March 31, 2006 the securities portfolio totaled $110.2 million, up from $87.8 million on December 31, 2005. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of stockholders’ equity, net of associated tax effect. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $956 thousand on March 31, 2006.
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
At March 31, 2006, loans held for investment increased by $13.9 million from December 31, 2005 and totaled $383.6 million. The increase is due to a combination of factors, including direct solicitation, referrals, community involvement, expansion of the Bank’s loan officer staffing, and increased name recognition and acceptance of the Bank’s products and services within the marketplace. Management intends to continue to increase loan officer staffing and support in order to facilitate continued growth in the portfolio. The following is a summary of the Loan Portfolio Held for Investment at March 31, 2006.
Commercial Loans: Commercial Loans represent 11.4% of our held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 9.8% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Real Estate Non-Residential Loans: Also known as “Commercial Mortgages”, loans in this category represent 37.4% of our loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Residential Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represent 41.1% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 14.7%; First Trust Mortgage Loans 74.7%; Loans Secured by a Junior Trust 7.4%; Multi-family loans and loans secured by Farmland 3.2%.
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
Consumer Loans: Consumer Loans make up less than 0.3% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and the Board of Directors: repayment capacity, collateral value, savings pattern, credit history and stability.
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
The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor. In the three month period ending March 31, 2006 we originated $155.4 million of loans processed in this manner. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. At March 31, 2006 loans held for sale totaled $70.6 million compared to $45.0 million at year end 2005. The increase in loans held for sale at is primarily due to an increase in inventory pending a bulk loan sale, which closed subsequent to March 31, 2006.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. For first quarter of 2006, we originated a total volume of $37.5 million in residential mortgage loans under this type of delivery method, as compared to $41.7 million in the first quarter of 2005. Brokered loans accounted for 19.4% of the total loan volume for the first quarter of 2006.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Allowance for Loan Losses
The allowance for loan losses increased by $124 thousand and totaled $5.3 million at March 31, 2006 compared to $5.2 million at year end 2005. The allowance for loan losses at March 31, 2006 was 1.39% of total loans held for investment compared to 1.41% at year end 2005. The allowance for Commercial loans as a percent of the total Commercial loans amounted to 3.6%, compared to 4.0% at year end 2005. The allowance for Construction Loans was 1.3% at March 31, 2006 and December 31, 2005. The allowance for Commercial Real Estate loans was 1.4% of total Commercial Real Estate loans as of March 31, 2006 and 1.4% at year end 2005. The allowance for Residential Real Estate loans remained unchanged and was 0.8% as a percent of total Residential Real Estate loans at March 31, 2006 and December 31, 2005. Although actual loan losses have been insignificant, our senior credit management, with over 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes, volume, changes in individual risk ratings on new loans and trend analysis. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by, internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve.
The Bank does not have a meaningful history of charge offs with which to establish trends in loan losses by loan classifications. As of March 31, 2006 the total net charge offs for the six years of operation was approximately $19 thousand. The overall allowance for loan losses is equivalent to approximately 1.39% of total loans held for investment. The methodology as to how the allowance was derived is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.
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
With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of March 31, 2006 our evaluation of these factors supported approximately 64.7% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan loss analysis comprises the “Specific Reserve” and accounted for approximately 16.0% of the total loss reserve. For the first quarter of 2006, this Specific Reserve relates to three loans totaling $2.1 million as of March 31, 2006 that were assigned additional reserves based on an evaluation of the established primary and secondary sources of repayment, which suggested a potential degradation in those sources of repayment.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of March 31, 2006 the threshold range for this component was 0.00% to 0.15% of the total loan portfolio and accounted for approximately 19.3% of the total loss reserve.
An analysis of the Corporation’s allowance for loan losses as of and for the period indicated is set forth in the following tables:
Allowance for Loan Losses
(In Thousands)

Balance as of December 31, 2005	$5,215

Charge offs	—
Recoveries	—
Provision	124

Balance as of March 31, 2006	$5,339

Allocation of the Allowance for Loan Losses

	March 31, 2006				December 31, 2005
			Allowance				Allowance
			for Loan				for Loan
	Amount	Percentage	Loss	Percentage	Amount	Percentage	Loss	Percentage
	(Dollars In Thousands)
Commercial	$43,751	11.40%	$1,588	29.74%	$38,516	10.42%	$1,546	29.64%
Commercial real estate	143,461	37.40%	1,958	36.67	137,423	37.17%	1,896	36.36
Real estate construction	37,463	9.77%	504	9.45	37,054	10.02%	499	9.58
Residential real estate	157,732	41.12%	1,274	23.86	156,185	42.24%	1,267	24.30
Consumer	1,200	0.31%	15	0.28	555	15.00%	6	0.12

	$383,607	100.00%	$5,339	100.00%	$369,733	100.00%	$5,215	100.00%

Nonperforming Loans And Past Due
At March 31, 2006 there were two loans in non accrual status totaling $1.2 million. Non accrual loans are carefully monitored and specific reserves established as necessary to ensure any estimated loss can be absorbed by the designated reserve. Approximately $811 thousand of the loss reserve was dedicated as specific reserve to these non-performing loans. In management’s estimate the specific reserve for these loans will be adequate to absorb reasonably foreseeable losses. Management actively works with the borrowers to maximize potential for repayment and reports on the status of the same to the Board of Directors, no less than on a monthly basis.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Deposits
Deposits are the primary source of funding loan growth. At March 31, 2006 deposits totaled $423.1 million compared to $419.6 million on December 31, 2005, an increase of $3.5 million. Non-Interest Bearing accounts increased $5.0 million, Savings and Money Market accounts declined $10.4 million and Time Deposits increased $8.9 million. The decline in Savings and Money Market accounts is partially due to transfers into Time Deposits for higher interest rates. The Bank’s core deposit base is comprised primarily of commercial accounts and due to the inherent nature of these accounts; balances can be subject to wide fluctuations. At March 31, select core commercial non interest bearing accounts were down approximately $8.7 million from December 2005 levels. These temporary fluctuations are typically offset by growth in deposits and short term borrowings.
We utilize our professional loan officers to market both loans and deposits. In addition, management has expanded the business development and marketing areas of the Bank to provide continued future growth.
Shareholders’ Equity
Shareholders’ equity was $33.0 million at March 31, 2006. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholder’s equity increased by $1.9 million during the three months ended March 31, 2006. The increase is due to the retention of $1.6 million in earnings following a $40 thousand dividend payment. Other comprehensive income (loss) representing unrealized losses on available for sale securities was $956 thousand net of taxes.
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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Risk Based Capital Analysis

	March 31,	December 31,
	2006	2005
	(In Thousands)
Tier 1 Capital:
Common stock	$6,764	$6,644
Capital surplus	9,427	9,099
Retained earnings	17,810	16,227
Less: Net Unrealized loss on equity Securities	(34)	(19)
Subordinated debentures	10,311	10,311

Total Tier 1 capital	44,278	42,262

Subordinated debentures not included in Tier I	—	—
Allowance for loan losses	5,272	4,874

Total Risk Based Capital	$49,550	$47,136

Risk weighted assets	$421,491	$389,381

Quarterly average assets	$544,073	$552,292

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	10.51%	10.85%	4.00%
Total risk based capital ratio	11.76%	12.11%	8.00%
Leverage ratio	8.14%	7.65%	4.00%

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
RESULTS OF OPERATIONS (MARCH 31, 2006)
Summary
Pretax income for the three months ended March 31, 2006 was $2.5 million compared to $1.6 million for the corresponding period of 2005. Net income after taxes for the three months ended March 31, 2006 totaled $1.6 million compared to $1.0 million for the same period in 2005.
First quarter income before taxes in 2006 from the Banking segment was $2.3 million versus $1.6 million for the same period in 2005. Income from the banking segment increased approximately $730 thousand over the same period last year and accounted for 70% of the increase in earnings. This increase in income is attributable to a focus on commercial lending, increased name recognition and the addition of experienced professional loan officers all of which expanded our base of business. Earnings were impacted by increased interest expense associated with an increase in short term borrowings and higher interest rates on deposits. Income from the Mortgage segment was $536 thousand for the three months ended March 31, 2006, compared to $224 thousand for the corresponding period in 2005. This increase was primarily due to the gain on sale of loans in the first quarter of 2006.
In the three months ended March 31, 2006 the banking segment accounted for 94.9% of the pretax consolidated earnings. The banking segment is the predominant contributor to growth and earnings. Revenue from the mortgage segment is subject to fluctuations as mortgage interest rates change.
Basic earnings per common share for the first quarter of 2006 amounted to $0.20 per share, up from $0.13 per share in 2005. Diluted earnings per share for the first quarter were $0.17 up from $0.11 per share in the first quarter of 2005.
Interest and fees on loans increased by $2.4 million in the three months ended March 31, 2006 over the same period of 2005 reflecting the $85.1 million increase in loans held for investment from the first quarter of 2005. Interest on investment securities increased $558 thousand due to a $53.5 million increase in investment securities over March 31, 2005. Non–interest income totaled $6.1 million for the three months ended March 31, 2006 compared to $6.2 million for the same period in 2005.
Net Interest Income
Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. During the first quarter of 2006 our net interest margin decreased 6 basis points from 3.20% in 2005 to 3.14% in 2006. The decrease in net interest margin is due to the flat yield curve and increased rates on deposits.
Net interest income for three months ended March 31, 2006 increased to $4.1 million compared to $3.2 million for the same period in 2005. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets increased $125.4 million from $398.3 million at March 31, 2005 to $523.7 million in 2006. The increase is attributed to the growth in average loans which increased by $78.2 million and the growth in average investment securities which increased by $46.6 million. The yield on earning assets increased from 5.64% in 2005 to 6.61% in 2006 reflecting an increase in yield on all earning asset categories and reflects the current rate environment.
Total interest expense for the first quarter of 2006 increased $2.1 million over the total of $2.4 million for the same period in 2005 as a result of increases in interest bearing deposits and increased interest expense on borrowings. Total interest bearing deposits averaged $339.6 million at period ended March 31, 2006 compared to $241.6 million at March 31, 2005. Borrowed funds for three months ended March 31, 2006 averaged $107.3 million compared to $73.9 million for the corresponding period in 2005. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities at March 31, 2006 was 4.07% up 98 basis points from March 31, 2005.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Volume and Rate Analysis

	Three Months Ended March 31,
	2006 compared to 2005
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$570	$488	$82
Loans	2,435	1,308	1,127
Interest bearing deposits	33	4	29

Total Increase (Decrease) in Interest Income	3,038	1,800	1,238

Interest Bearing Liabilities:
Interest-bearing demand deposits	21	2	19
Money market deposit accounts	390	124	266
Savings accounts	—	—	—
Time deposits	1,081	772	309

Total interest-bearing deposits	1,492	898	594
FHLB Advances	549	370	179
Securities sold under agreements to repurchase	4	(3)	7
Other short-term borrowings	74	10	64
Long-term borrowings	(50)	(46)	(4)
Subordinated debentures	44	—	44

Total Increase (Decrease) in Interest Expense	2,113	1,229	884

Increase in Net Interest Income	$925	$571	$354

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Month
	Period Ended March 31,
	2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities*	$99,572	$1,063	4.27%	$52,947	$493	3.72%
Loans(3)	414,633	7,495	7.23%	336,443	5,060	6.02%
Interest bearing deposits	9,504	99	4.17%	8,950	66	2.95%

Total interest earning assets	523,709	8,657	6.61%	398,340	5,619	5.64%
Non-interest earning assets:
Cash and due from banks	10,284			11,202
Premises, land and equipment	9,683			8,750
Other assets	5,646			5,600
Less: allowance for loan losses	(5,250)			(4,070)

Total non-interest earning assets	20,363			21,482

Total Assets	$544,072			$419,822

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$11,073	$61	2.20%	$10,580	$40	1.51%
Money market deposit accounts	127,282	1,221	3.84%	111,978	831	2.97%
Savings accounts	494	1	0.81%	389	1	1.03%
Time deposits	200,727	2,016	4.02%	118,619	935	3.15%

Total interest-bearing deposits	339,576	3,299	3.89%	241,566	1,807	2.99%
FHLB Advances	61,933	719	4.64%	25,056	170	2.71%
Securities sold under agreements to repurchase	1,592	13	3.27%	2,100	9	1.71%
Other short-term borrowings	11,768	114	3.87%	9,788	40	1.63%
Long-term borrowings	21,668	202	3.73%	26,618	252	3.79%
Subordinated Debentures	10,311	201	7.80%	10,311	157	6.09%

Total interest-bearing liabilities	446,848	4,548	4.07%	315,439	2,435	3.09%

Non-interest bearing liabilities:
Demand deposits	60,302			74,335
Other liabilities	4,482			3,641

Total liabilities	511,632			393,415
Shareholders’ Equity	32,440			26,407

Total Liabilities and Shareholders’ Equity:	$544,072			$419,822

Interest Spread(1)			2.54%			2.55%

Net Interest Margin(2)*		$4,109	3.14%		$3,184	3.20%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3)	Loans placed on nonaccrual status are included in loan balances

*	Note: Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Non Interest Income
Non-interest income consists of revenue generated from a broad range of financial services and activities. The Mortgage Corporation provides the most significant contributions towards non-interest income. Total non-interest income was $6.1 million for the first quarter of 2006 compared to $6.2 million for the same period in 2005, a decrease of $100 thousand. Gains on the sale of loans originated by the Mortgage Corporation totaled $5.1 million, compared to $4.6 million in 2005. Mortgage broker fees amounted to $866 thousand compared to $931 thousand in 2005. Other income totaled $48 thousand, down from $554 thousand at March 31, 2005. The decrease in other income is primarily due to the decline in miscellaneous loan related fees.
Non Interest Expense
Non interest expense totaled $7.6 million for the first quarter of 2006 compared to $7.7 million for the same period in 2005. Salaries and benefits totaled $4.7 million and comprised 61.8% of total non operating expense. Of the $4.7 million, 67.5% of the expense is attributable to the Mortgage Corporation and 32.5% attributable to the Bank. The majority of compensation expense for the Mortgage Corporation is variable with loan origination volume. Other operating expenses totaled $2.4 million at March 31, 2006, down from $2.6 million at March 31, 2005. Advertising is the largest component of other operating expense and totaled $1.0 million at March 31, 2006 compared to $800 thousand at March 31, 2005.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At March 31, 2006, overnight interest bearing balances totaled $3.5 million and securities available for sale totaled $110.2 million.
The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At March 31, 2006, the Corporation had a line of credit with the Federal Home Loan Bank of Atlanta totaling $157.8 million and outstanding variable rate loans of $85.0 million, and an additional $21.5 million in term loans at fixed rates ranging from 2.70% to 4.97% leaving $53.7 million available on the line. In addition to the line of credit at the Federal Home Loan Bank, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of March 31, 2006, outstanding repurchase agreements totaled $1.2 million and commercial paper issued amounted to $17.4 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at March 31, 2006, these lines amounted to $22.6 million. The Corporation also has $10.3 million in subordinated debentures to support the growth of the organization.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Borrowed Funds Distribution

	March 31,	December 31,
	2006	2005
	(Dollars In Thousands)
At Period End
FHLB Advances	$85,000	$36,000
FHLB long term borrowings	20,732	21,786
Securities sold under agreements to repurchase	1,227	977
Other short term borrowings	15,540	11,219
Subordinated debentures	10,311	10,311

Total at period end	$132,810	$80,293

Average Balances
FHLB Advances	$61,933	$43,375
FHLB long term borrowings	21,668	24,028
Securities sold under agreements to repurchase	1,592	925
Other short term borrowings	11,768	8,520
Subordinated debentures	10,311	10,311

Total average balance	$107,272	$87,159

Average rate paid on all borrowed funds	4.66%	4.02%

Contractual Obligations
There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of March 31, 2006. The table below reflects the outcome of these analyses at March 31, 2006, assuming a flat balance sheet. According to the model run for the period ended March 31, 2006 over a twelve month period, an immediate 100 basis points increase in interest rates would result in a decline in net interest income by 3.00%. An immediate 100 basis points decline in interest rates would result in an increase in net interest income by 2.05%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income. The following table reflects the Corporation’s earnings sensitivity profile as of March 31, 2006.

Rate Shock Analysis
March 31, 2006
Change in	Hypothetical	Hypothetical Percentage
Federal Funds	Percentage Change	Change In Economic
Target Rate	In Earnings	Value of Equity
3.00%	-9.40%	-19.00%
2.00%	-6.17%	-12.30%
1.00%	-3.00%	-6.20%
-1.00%	2.05%	4.60%
-2.00%	2.68%	7.75%
-3.00%	2.49%	10.84%
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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
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
Item 1A. Risk Factors
Please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 for disclosures with respect to the Corporation’s risk factors. There have been no material changes since year-end 2005 in the specified risk factors disclosed in the Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other information
     None

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 31, 2006 (file number 000-49929))

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K dated August 1, 2005 (file number 000-49929))

4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.0 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.5+	Schedule of Non-Employee Directors’ Annual Compensation (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 31, 2006 (file number 000-49929))

10.6+	Base Salaries for Named Executive Officers (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 31, 2006 (file number 000-49929))

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

+	indicates a management contract or compensatory plan or arrangement

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation
(Registrant)

Date: May 12, 2006	By:	/s/ Michael W. Clarke Michael W. Clarke
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2006	By:	/s/ Charles Wimer Charles Wimer
Executive Vice President & Chief Financial Officer
(Principal Financial & Accounting Officer)