Form 10-Q
period 2006-06-30
ACCESS NATIONAL CORP
filed 2006-08-14
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
The number of shares outstanding of Access National Corporation’s common stock, par value $.835, as of August 7, 2006, was 10,657,214 shares.

ACCESS NATIONAL CORPORATION
FORM 10-Q
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets June 30, 2006 (Unaudited) and December 31, 2005	Page 2

	Consolidated Statements of Income (Unaudited) Six Months Ended June 30, 2006 and 2005	Page 3

	Consolidated Statements of Income (Unaudited) Three Months Ended June 30, 2006 and 2005	Page 4

	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) Six Months Ended June 30, 2006 and 2005	Page 5

	Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2006 and 2005	Page 6

	Notes to Consolidated Financial Statements (Unaudited)	Page 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 30

Item 4.	Controls and Procedures	Page 31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 31

Item 1A.	Risk Factors	Page 31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 36

Item 3.	Defaults Upon Senior Securities	Page 36

Item 4.	Submission of Matters to a Vote of Security Holders	Page 36

Item 5.	Other Information	Page 36

Item 6.	Exhibits	Page 37

	Signatures	Page 38

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$12,264	$9,854
Interest bearing deposits in other banks	3,132	13,329
Securities available for sale, at fair value	107,004	87,771
Loans held for sale	49,353	45,019
Loans, net of allowance for loan losses of $5,393 and $5,215 respectively	402,193	364,518
Premises and equipment	9,557	9,650
Other assets	8,265	6,909

Total assets	$591,768	$537,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$82,913	$81,034
Savings and interest-bearing deposits	128,525	149,094
Time deposits	241,938	189,501

Total deposits	453,376	419,629
Other liabilities
Short-term borrowings	69,429	48,196
Long-term borrowings	19,679	21,786
Subordinated debentures	10,311	10,311
Other liabilities	3,907	5,943

Total liabilities	556,702	505,865

SHAREHOLDERS’ EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 8,447,539 shares in 2006 and 7,956,556 shares in 2005	7,054	6,644
Surplus	9,891	9,099
Retained earnings	19,576	16,227
Accumulated other comprehensive income (loss), net	(1,455)	(785)

Total shareholders’ equity	35,066	31,185

Total liabilities and shareholders’ equity	$591,768	$537,050

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Interest and Dividend Income
Interest and fees on loans	$15,489	$10,765
Interest on deposits in other banks	188	119
Interest and dividends on securities	2,259	1,103

Total interest and dividend income	17,936	11,987

Interest Expense
Interest on deposits	7,025	3,910
Interest on short-term borrowings	2,080	508
Interest on long-term borrowings	397	497
Interest on subordinated debentures	417	321

Total interest expense	9,919	5,236

Net interest income	8,017	6,751
Provision for loan losses	173	497

Net interest income after provision for loan losses	7,844	6,254

Noninterest Income
Service fees on deposit accounts	156	97
Gain on sale of loans	8,917	11,394
Mortgage broker fee income	2,213	2,606
Other income	1,916	1,203

Total noninterest income	13,202	15,300

Noninterest Expense
Salaries and employee benefits	9,549	9,776
Occupancy and equipment	989	1,094
Other operating expenses	5,271	6,785

Total noninterest expense	15,809	17,655

Income before income taxes	5,237	3,899

Income tax expense	1,808	1,360

NET INCOME	$3,429	$2,539

Earnings per common share:
Basic	$0.42	$0.32

Diluted	$0.36	$0.27

Average outstanding shares:
Basic	8,119,548	7,919,334
Diluted	9,597,856	9,367,296
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(unaudited)

	Three Months Ended June 30,
	2006	2005
Interest and Dividend Income
Interest and fees on loans	$7,994	$5,705
Interest on deposits in other banks	89	53
Interest and dividends on securities	1,208	610

Total interest and dividend income	9,291	6,368

Interest Expense
Interest on deposits	3,726	2,103
Interest on short-term borrowings	1,234	289
Interest on long-term borrowings	195	245
Interest on subordinated debentures	216	164

Total interest expense	5,371	2,801

Net interest income	3,920	3,567
Provision for loan losses	49	383

Net interest income after provision for loan losses	3,871	3,184

Noninterest Income
Service fees on deposit accounts	82	63
Gain on sale of loans	4,239	6,990
Mortgage broker fee income	1,347	1,675
Other income	1,431	419

Total noninterest income	7,099	9,147

Noninterest Expense
Salaries and employee benefits	4,843	5,213
Occupancy and equipment	463	558
Other operating expenses	2,887	4,229

Total noninterest expense	8,193	10,000

Income before income taxes	2,777	2,331

Income tax expense	971	827

NET INCOME	$1,806	$1,504

Earnings per common share:
Basic	$0.22	$0.19

Diluted	$0.19	$0.16

Average outstanding shares:
Basic	8,220,963	7,920,668
Diluted	9,537,473	9,375,328
See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006 and 2005
(In Thousands)
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2005	$6,644	$9,099	$16,227	$(785)	$—	$31,185

Comprehensive income:

Net income			3,429		3,429	3,429

Other comprehensive income (loss), unrealized holdings losses arising during the period, net of tax $345				(670)	(670)	(670)

Cash dividend			(80)			(80)

					$2,759

Common stock issued for exercise of warrants, shares	410	792				1,202

Balance, June 30, 2006	$7,054	$9,891	$19,576	$(1,455)		$35,066

Balance, December 31, 2004	$6,608	$9,067	$10,330	$(7)	$—	$25,998

Comprehensive income:

Net income	—	—	2,539	—	2,539	2,539

Other comprehensive income (loss), unrealized holdings losses arising during the period, net of tax $94	—	—	—	(177)	(177)	(177)

					$2,362

Common stock issued for exercise of warrants, shares	13	25				38

Balance, June 30, 2005	$6,621	$9,092	$12,869	$(184)		$28,398

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Cash Flows from Operating Activities
Net income	$3,429	$2,539
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	178	497
Deferred tax (benefit)	(83)	91
Stock based compensation	36	—
Provision for hedging	(81)	—
Net amortization (accretion) on securities	8	1
Depreciation and amortization	416	350
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(4,098)	(33,589)
(Increase) decrease in other assets	(895)	(2,062)
Increase (decrease) in other liabilities	(2,036)	2,271

Net cash (used in) operating activities	$(3,126)	$(29,902)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	$8,180	$9,894
Purchases of securities available for sale	(28436)	(28,187)
Net (increase) in loans	(38090)	(21,212)
Purchases of premises and equipment	(275)	(138)

Net cash (used in) investing activities	$(58,621)	$(39,643)

Cash Flows from Financing Activities
Net increase (decrease) in demand, interest-bearing demand and savings deposits	$(18,689)	$56,802
Net increase (decrease) in time deposits	52436	(467)
Net increase (decrease) in securities sold under agreement to repurchase	1082	(2,355)
Net increase (decrease) in short-term borrowings	21152	(1,202)
Net increase (decrease) in long term-borrowings	(3107)	(2,107)
Proceeds from issuance of common stock	1166	37
Dividends paid	(80)	—

Net cash provided by financing activities	$53,959	$50,708

(Decrease) in cash and cash equivalents	$(7,788)	$(18,837)
Cash and Cash Equivalents
Beginning	23,183	30,532

Ending	$15,396	$11,695

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$9,871	$5,210

Cash payments for income taxes	$2,207	$1,887

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$(1,015)	$(268)

See accompanying notes to consolidated financial statements (unaudited)

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
The Corporation formed Access Capital Trust I and Access Capital Trust II in 2002 and 2003 respectively for the purpose of issuing redeemable capital securities. On July 30, 2002 Access Capital Trust I issued $4.1 million of trust preferred securities and on September 30, 2003, Access Capital Trust II issued $6.2 million of trust preferred securities. Trust preferred securities may be included in Tier 1 capital in an amount equal to 25% of Tier 1 capital and amounts in excess of 25% are includable as Tier 2 capital. As guarantor, the Corporation unconditionally guarantees payment of all distributions required to be paid on the Trust Preferred Securities.
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
NOTE 2 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2005, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2005.

NOTE 3 – STOCK BASED COMPENSATION PLANS
Stock-Based Compensation Plans — On January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
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
The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $18 thousand and $36 thousand respectively and is included in other operating expenses. The total income tax benefit recognized for share-based compensation arrangements for the three and six months ended June 30, 2006 $6 thousand was $12 thousand respectively. As of June 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $72 thousand, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 0.90 years.
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
Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and six months ended June 30, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. As stock-based compensation expense recognized for the second quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for forfeitures.
The following table illustrates the pro forma net income and earnings per share for the three months and six months ended June 30, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income, as reported	$1,504	$2,539

Total stock-based compensation determined under fair value based method for all awards, net of realized tax effects	(42)	(83)

Pro-forma net income	$1,462	$2,456

Earnings per share:
Basic — as reported	$0.19	$0.32

Basic — pro forma	$0.19	$0.31

Diluted — as reported	$0.16	$0.27

Diluted — pro forma	$0.16	$0.26

NOTE 4 – SECURITIES
Amortized costs and fair values of securities available for sale as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Treasury Securities	$988	$—	$(6)	$982
U.S. Government Agencies	96,340	—	(1,935)	94,405
Mortgage Backed Securities	1,208	—	(12)	1,196
Tax Exempt Municipals	2,894	—	(100)	2,794
Taxable Municipals	1,305	—	(80)	1,225
Mutual Fund	1,500	—	(72)	1,428
Restricted Securities –
Federal Reserve Bank Stock	720	—	—	720
FHLB Stock	4,254	—	—	4,254

Total Securities	$109,209	$—	$(2,205)	$107,004

	December 31, 2005
			Gross
	Amortized	Gross Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
	( In Thousands)
U.S. Treasury Notes	$1,606	$—	$(4)	$1,602
U.S. Governmental Agencies	76,329	—	(1,069)	75,260
Mortgage Backed Securities	1,392	3	(2)	1,393
Tax Exempt Municipals	2,895	—	(55)	2,840
Taxable Municipals	1,500	—	(34)	1,466
Mutual Fund	1,500	—	(29)	1,471
Restricted Stock –
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	3,439	—	—	3,439

	$88,961	$3	$(1,193)	$87,771

The amortized cost and fair value of securities available for sale as of June 30, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	June 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
US Treasury & Agencies
Due in one year or less	$17,024	$16,825	$3,606	$3,570
Due after one through five years	78,806	77,143	72,831	71,808
Due after five through ten years	1,498	1,419	1,498	1,484
Municipals
Due after five through ten years	3,920	3,749	3,880	3,796
Due after ten through fifteen years	279	270	515	510
Mortgage Backed Securities
Due after one through five years	1,208	1,196	1,392	1,393
Mutual Fund	1,500	1,428	1,500	1,471
Restricted Stock:
Federal Reserve Bank stock	720	720	300	300
FHLB stock	4,254	4,254	3,439	3,439

	$109,209	$107,004	$88,961	$87,771

Investment securities available for sale that have an unrealized loss position at June 30, 2006 and December 31, 2005 are detailed below

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale: June 30, 2006

U.S. Treasury Security	$982	$(6)	$—	$—	$982	$(6)
Mortgage Backed Security	1,033	(12)	—	—	1,033	(12)
U.S. Government Agencies	1,419	(79)	94,985	(1,857)	96,405	(1,936)
Municipals-Taxable	1,225	(80)	—	—	1,225	(80)
Municipals-Tax Exempt	270	(9)	2,524	(91)	2,795	(100)
CRA Mutual Fund	1,428	(72)	—	—	1,428	(72)

Total	$6,357	$(258)	$97,509	$(1,948)	$103,868	$(2,206)

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
Investment securities available for sale: December 31, 2005

U.S. Treasury Security	$1,602	$(4)	$—	$—	$1,602	$(4)
Mortgage Backed Security	485	(2)	—	—	485	(2)
U.S. Government Agencies	28,950	(377)	29,309	(691)	58,259	(1,068)
Municipals-Taxable	1,465	(35)	—	—	1,465	(35)
Municipals-Tax Exempt	2,840	(55)	—	—	2,840	(55)
CRA Mutual Fund	1,471	(29)	—	—	1,471	(29)

Total	$36,813	$(502)	$29,309	$(691)	$66,122	$(1,193)

Management does not believe that any individual unrealized loss as of June 30, 2006 and December 31, 2005 represents other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

NOTE 5 – LOANS
The following table presents the composition of the loan portfolio at June 30, 2006 and December 31, 2005.

	June 30,	Percent of	December 31,	Percent of
	2006	Total	2005	Total
		(Dollars in thousands)
Commercial	$47,308	11.61%	$38,516	10.42%
Real estate non-residential	154,687	37.95	137,423	37.17
Real estate construction	40,459	9.93	37,054	10.02
Residential real estate	163,451	40.10	156,185	42.24
Consumer	1,681	0.41	555	0.15

Total loans	$407,586	100.00%	$369,733	100.00%

Less allowance for loan losses	5,393		5,215

	$402,193		$364,518

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
The commercial bank segment provides the mortgage segment with the short term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the prime rate. These transactions are eliminated in the consolidation process.
Other includes the operations of Access National Corporation and Access Real Estate LLC. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to interest on subordinated debentures. The primary source of income for Access Real Estate is derived from rents received from the Bank and Mortgage Corporation.

The following table presents segment information for the three months ended June 30, 2006 and 2005:

2006	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$9,638	$595	$17	$(959)	$9,291
Gain on sale of loans	—	3,802	—	—	3,802
Other revenues	396	3,316	25	(440)	3,297

Total revenues	10,034	7,713	42	(1,399)	16,390

Expenses:
Interest expense	4,998	999	335	(961)	5,371
Salaries and employee benefits	1,584	3,259	—	—	4,843
Other	1,138	2,574	389	(702)	3,399

Total operating expenses	7,720	6,832	724	(1,663)	13,613

Income before income taxes	$2,314	$881	$(682)	$264	$2,777

Total assets	$562,516	$53,318	$37,850	$(61,916)	$591,768

2005	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Elimination	Totals
Revenues:
Interest income	$6,358	$706	$28	$(724)	$6,368
Gain on sale of loans	—	6,728	—	32	6,760
Other revenues	354	2,004	137	(108)	2,387

Total revenues	6,712	9,438	165	(800)	15,515

Expenses:
Interest expense	2,588	653	284	(724)	2,801
Salaries and employee benefits	1,318	3,895	—	—	5,213
Other	1,150	3,916	443	(339)	5,170

Total operating expenses	5,056	8,464	727	(1,063)	13,184

Income before income taxes	$1,656	$974	$(562)	$263	$2,331

Total assets	$447,417	$105,480	$35,459	$(112,916)	$475,440

The following table presents segment information for the six months ended June 30, 2006 and 2005:

2006	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$18,320	$1,229	$30	$(1,643)	$17,936
Gain on sale of loans	—	8,917	—	—	8,917
Other revenues	796	4,210	587	(1,308)	4,285

Total revenues	19,116	14,356	617	(2,951)	31,138

Expenses:
Interest expense	9,231	1,680	653	(1,645)	9,919
Salaries and employee benefits	3,115	6,434	—	—	9,549
Other	2,121	4,825	806	(1,319)	6,433

Total operating expenses	14,467	12,939	1,459	(2,964)	25,901

Income before income taxes	$4,649	$1,417	$(842)	$13	$5,237

Total assets	$562,516	$53,318	$37,850	$(61,916)	$591,768

2005	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Elimination	Totals
Revenues:
Interest income	$11,937	$1,213	$49	$(1,212)	$11,987
Gain on sale of loans	—	11,394	—	—	11,394
Other revenues	812	3,141	596	(643)	3,906

Total revenues	12,749	15,748	645	(1,855)	27,287

Expenses:
Interest expense	4,826	1,061	561	(1,212)	5,236
Salaries and employee benefits	2,712	7,064	—	—	9,776
Other	1,956	6,425	700	(705)	8,376

Total operating expenses	9,494	14,550	1,261	(1,917)	23,388

Income before income taxes	$3,255	$1,198	$(616)	$62	$3,899

Total assets	$447,417	$105,480	$35,459	$(112,916)	$475,440

NOTE 7 – EARNINGS PER SHARE (EPS):
The following tables show the calculation of both Basic and Diluted earnings per share for the three and six months ended June 30, 2006 and 2005 respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net Income	$1,806	$1,504
Weighted average shares outstanding	8,220,963	7,920,668

Basic earnings per share	$0.22	$0.19

DILUTED EARNINGS PER SHARE:
Net Income	1,806	$1,504
Weighted average shares outstanding	8,220,963	7,920,668
Stock options and warrants	1,316,510	1,454,660

Weighted average diluted shares outstanding	9,537,473	9,375,328

Diluted earnings per share	$0.19	$0.16

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net Income	$3,429	$2,539
Weighted average shares outstanding	8,119,548	7,919,334

Basic earnings per share	$0.42	$0.32

DILUTED EARNINGS PER SHARE:
Net Income	3,429	$2,539
Weighted average shares outstanding	8,119,548	7,919,334
Stock options and warrants	1,478,308	1,447,962

Weighted average diluted shares outstanding	9,597,856	9,367,296

Diluted earnings per share	$0.36	$0.27
NOTE 8 – DERIVATIVES
Access National Mortgage Corporation carries all derivative instruments at fair value as either assets or liabilities in the consolidated balance sheets. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), provides

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
specific accounting provisions for derivative instruments that qualify for hedge accounting. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in SFAS 133.
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
At June 30, 2006 and December 31, 2005 the Mortgage Corporation had derivative financial instruments with a notional value of $110,964,000 and $96,809,000 respectively. The fair value of these derivative instruments at June 30, 2006 and December 31, 2005 was $110,921,000 and $96,731,000 respectively.
NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board the (“FASB”), issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with FIN 48 is a two-step process. The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) for that fiscal year. The Corporation is still evaluating the applicability of FIN 48. Although that evaluation is not complete, the Corporation anticipates that the adoption of FIN 48 on January 1, 2007 will not have a material impact on its financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiaries (the “Corporation”) for the three and six months ended June 30, 2006 and 2005. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to: changes in the Corporation’s competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and the Corporation’s ability to compete effectively against other financial institutions in its banking markets; the Corporation’s potential growth, including its entrance or expansion into new markets, the opportunities that may be presented to and pursued by it and the need for sufficient capital to support that growth; the Corporation’s ability to manage growth; changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; the strength of the economy in the Corporation’s target market area, as well as general economic, market, or business conditions; changes in the quality or composition of the Corporation’s loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in the Corporation’s markets, or in the repayment ability of individual borrowers or issuers; an insufficient allowance for loan losses as a result of inaccurate assumptions; the Corporation’s reliance on dividends from the Bank as a primary source of funds; the Corporation’s reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet the Bank’s liquidity needs; changes in laws, regulations and the policies of federal or state regulators and agencies; the Corporation’s mortgage loan business and the offering of non-conforming mortgage loans; and other circumstances, many of which are beyond the Corporation’s control. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.
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
Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit and, at June 30, 2006, these commitments amounted to $41.0 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At June 30 2006, the Bank had approximately $83.4 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.
FINANCIAL CONDITION (June 30, 2006 compared to December 31, 2005)
The Corporation’s assets totaled $591.8 million at June 30, 2006, an increase of $54.7 million from year end 2005. The Corporation experienced continued growth during the second quarter of 2006. Loans held for investment, originated by the Bank, increased $37.9 million over year end. The growth in loans held for investment is due to our commitment to meeting the credit needs of our existing and new clients. Loans held for sale totaled $49.3 million, up $4.3 million from December 31, 2005. The increase in loans held for sale is due to an increase in loan originations during the month of June 2006. Management continues to employ a strategy of attracting highly qualified professional lenders to support future growth in the loans held for investment. The future balances in the loans held for sale category will continue to experience volatility due to fluctuations of interest rates. The balances of this short term investment fluctuate daily as necessary to support loan origination and secondary market sales activities.
Asset growth during the period was supported by a combination of deposit growth and short term borrowings. Deposits totaled $453.4 million at June 30, 2006 up from $419.6 million at December 31, 2005. Short term borrowings increased by $21.2 million during the second quarter of 2006. Short term borrowings are used to fund the loans held for sale activities and to compensate for fluctuations in core deposits. In addition to short term borrowings, management utilizes wholesale certificates of deposits as an additional funding source. The Bank concentrates on commercial accounts and due to the nature of these accounts, balances can be subject to wide fluctuations. Management continues to expanded the business development and marketing staff to support future deposit growth necessary to fund loan growth.
In August, the Corporation sold 2,000,000 shares of common stock at a price of $9.38 per share in a public offering in which two selling shareholders also sold 135,000 of their shares of common stock. The proceeds will be used primarily to support the continued growth in loans and deposits of the Bank.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, mortgage backed securities, obligations of States and Political subdivisions, Federal Reserve and Federal Home Loan Bank stock. At June 30, 2006 the securities portfolio totaled $107 million, up from $87.8 million on December 31, 2005. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of stockholders’ equity, net of associated tax effect. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $1.5 million on June 30, 2006.
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
At June 30, 2006, loans held for investment increased by $37.9 million from December 31, 2005 and totaled $407.6 million. The increase is due to a combination of factors, but primarily due to servicing the credit needs of existing clients and new business originating from, referrals, community involvement, and increased name recognition and acceptance of the Bank’s products and services within the marketplace. Management intends to continue to increase loan officer staffing and support in order to facilitate continued growth in the portfolio. The following is a summary of the Loan Portfolio Held for Investment at June 30, 2006.
Commercial Loans: Commercial Loans represent 11.6% of our held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 9.9% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Real Estate Non-Residential Loans: Also known as “Commercial Mortgages”, loans in this category represent 38.0% of our loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Residential Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represent 40.1% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 17.1%; First Trust Mortgage Loans 75.1%; Loans Secured by a Junior Trust 4.7%; Multi-family loans and loans secured by Farmland 3.1%.
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
Consumer Loans: Consumer Loans make up less than 0.4% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and the Board of Directors: repayment capacity, collateral value, savings pattern, credit history and stability.
Loans Held for Sale (LHFS)
Loans Held for Sale are originated by the Mortgage Corporation and carried on our books at the lower of cost or market value. These loans are residential mortgage loans extended to consumers underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor.
The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor. In the six month period ending June 30, 2006 we originated $354.3 million of loans processed in this manner. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. At June 30, 2006 loans held for sale totaled $49.4 million compared to $45.0 million at year end 2005. The increase in loans held for sale at is primarily due to increase in loan originations during the month of June.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. For the first six months of 2006, we originated a total volume of $79.6 million in residential mortgage loans under this type of delivery method, as compared to $114.0 million for the same period of 2005. Brokered loans accounted for 18.4% of the total loan volume for the first six months of 2006.
Allowance for Loan Losses
The allowance for loan losses increased by $178 thousand which includes a $5 thousand recovery on a previously charged off loan and totaled $5.4 million at June 30, 2006 compared to $5.2 million at year end 2005. The allowance for loan losses at June 30, 2006 was 1.32% of total loans held for investment compared to 1.41% at year end 2005. The allowance for Commercial loans as a percent of the total Commercial loans amounted to 1.7%, compared to 4.0% at year end 2005. The allowance for Construction Loans was 1.6% at June 30, 2006 and December 31, 2005. The allowance for Commercial Real Estate loans was 1.6% of total Commercial Real Estate loans as of June 30, 2006 and 1.4% at year end 2005. The allowance for Residential Real Estate loans remained unchanged and was 0.9% as a percent of total Residential Real Estate loans at June 30, 2006 and 0.8% at December 31, 2005. Although actual loan losses have been insignificant, our senior credit management, with over 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes, volume, changes in individual risk ratings on new loans and trend analysis. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by, internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve.
The Bank does not have a meaningful history of charge offs with which to establish trends in loan losses by loan classifications. As of June 30, 2006 the total net charge offs for the six years of operation was approximately $14 thousand. The overall allowance for loan losses is equivalent to approximately 1.34% of total loans held for investment. The methodology as to how the allowance was derived is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.
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
With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of June 30, 2006 our evaluation of these factors supported approximately 79.9% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.
When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan analysis comprises the “Specific Reserve” and accounted for 0% of the total loss reserve at June 30, 2006.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of June 30, 2006 the threshold range for this component was 0.00% to 0.15% of the total loan portfolio and accounted for approximately 20.0% of the total loss reserve. At June 30, 2006 the unallocated reserve amounted to $1.1 million and equaled .27% of total loans. The unallocated balance is above our threshold due to loans that had the risk ratings upgraded.
An analysis of the Corporation’s allowance for loan losses as of and for the period indicated is set forth in the following tables:
Allowance for Loan Losses
(In Thousands)

Balance as of December 31, 2005	$5,215
Charge offs	—
Recoveries	5
Provision	173

Balance as of June 30, 2006	$5,393

	Allocation of the Allowance for Loan Losses
	June 30, 2006				December 31, 2005
			Allowance
			for Loan				Allowance for
	Amount	Percentage	Loss	Percentage	Amount	Percentage	Loan Loss	Percentage
	(Dollars In Thousands)
Commercial	$47,308	11.61%	$814	15.09%	38,516	10.42%	$1,546	29.65%
Real estate non-residential	154,687	37.95	2,411	44.70	137,423	37.17	1,896	36.36
Real estate construction	40,459	9.93	641	11.89	37,054	10.02	500	9.58
Residential real estate	163,451	40.10	1,510	28.00	156,185	42.24	1,267	24.30
Consumer	1,681	0.41	17	0.32	555	0.15	6	0.12

	$407,586	100.00%	$5,393	100.00%	369,733	100.00%	$5,215	100.00%

Nonperforming Loans And Past Due
At June 30, 2006 there were no loans in non accrual or past due status.

Deposits
Deposits are the primary source of funding loan growth. At June 30, 2006 deposits totaled $453.4 million compared to $419.6 million on December 31, 2005, an increase of $33.7 million. Non-Interest Bearing accounts increased $1.9 million, Savings and Money Market accounts declined $20.6 million and Time Deposits increased $52.4 million. The decline in Savings and Money Market accounts is partially due to transfers into Time Deposits for higher interest rates. The Bank’s core deposit base is comprised primarily of commercial accounts and, due to the inherent nature of these accounts, balances can be subject to wide fluctuations.
We utilize our professional loan officers to market both loans and deposits. In addition, management has expanded the business development and marketing areas of the Bank to provide continued future growth.
Shareholders’ Equity
Shareholders’ equity was $35.1 million at June 30, 2006. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholder’s equity increased by $3.9 million during the six months ended June 30, 2006. The increase is due to the retention of $3.4 million in earnings and $1.2 million from the exercise of stock options and warrants, less a $81 thousand dividend payment. Other comprehensive income (loss) representing unrealized losses on available for sale securities increased $670 thousand net of taxes.
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

Risk Based Capital Analysis

	June 30,	December 31,
	2006	2005
	(In Thousands)
Tier 1 Capital:
Common stock	$7,054	$6,644
Capital surplus	9,891	9,099
Retained earnings	19,576	16,227
Less: Net Unrealized loss on equity Securities	(47)	(19)
Subordinated debentures	10,000	10,000

Total tier 1 capital	46,474	41,951

Allowance for loan losses	5,530	4,874

Total Risk Based Capital	$52,004	$46,825

Risk weighted assets	$442,354	$388,378

Quarterly average assets	$562,019	$552,292

			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	10.51%	10.80%	4.00%
Total risk based capital ratio	11.76%	12.05%	8.00%
Leverage ratio	8.27%	7.60%	4.00%

RESULTS OF OPERATIONS (June 30, 2006)
Summary
Pretax income for the three months and six months ended June 30, 2006 was $2.8 million and $5.2 million respectively compared to $2.3 million and $3.9 million respectively for the corresponding period of 2005. Net income after taxes for the three months and six months ended June 30, 2006 totaled $1.8 million and $3.4 million respectively compared to $1.5 million and $2.5 million respectively for the same periods in 2005.
Income before taxes for the three and six months ended June 30, 2006 for the banking segment was $2.3 million and $4.6 million respectively versus $1.7 million and $3.3 million respectively for the same period in 2005. Income from the banking segment increased approximately $1.3 million during the first six months of 2006 compared to the same period last year. This increase in income is attributable to the growth in the loan portfolio. Earnings in 2006 were impacted by increased interest expense associated with an increase in short term borrowings and higher interest rates on deposits. Income before taxes from the mortgage segment was $881 thousand and $1.4 million for the three months and six months ended June 30, 2006 respectively, compared to $974 thousand and $1.2 million for the corresponding period in 2005 respectively. The increase in income in 2006 is due in part to a reduction in operating expenses associated with a decrease in loan originations.
For the three and six months ended June 30, 2006 the banking segment accounted for 83.3% and 88.8% respectively of the pretax consolidated earnings. The banking segment is the predominant contributor to growth and earnings. Revenue from the mortgage segment is subject to fluctuations as mortgage interest rates change and to the real estate market cycle.
Basic earnings per common share for the second quarter of 2006 amounted to $0.22 and $0.42 per share for the three and six months ended June 30, 2006, respectively, up from $0.19 and $0.32 per share for the same periods in 2005. Diluted earnings per share for the second quarter were $0.19 and $0.36 for the three and six month period in 2006 up from $0.16 and $0.27 per share for the same periods of 2005.
Interest and fees on loans increased by $4.7 million in the six months ended June 30, 2006 over the same period of 2005 reflecting the $37.9 million increase in loans held for investment over year end. Interest on investment securities increased $1.2 million due to a $19.2 million increase in investment securities over December 31, 2005. Non–interest income totaled $13.2 million for the six months ended June 30, 2006 compared to $15.3 million for the same period in 2005. This decrease is primarily due to the decline in gains on mortgage loans held for sale. Interest and fees on loans totaled approximately $8 million for the three months ended June 30, 2006 compared to $5.7 million for the same period in 2005, an increase $2.3 million. Income from investment securities was up $598 thousand for the second quarter compared to the same period in 2005.
Net Interest Income
Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. During the first quarter of 2006 our net interest margin decreased 30 basis points from 3.27% in 2005 to 2.97% in 2006. The decrease in net interest margin is due to the flat yield curve and increased short term rates.
Net interest income for the six months ended June 30, 2006 increased to $8.0 million compared to $6.8 million for the same period in 2005. Net interest income for the second quarter totaled $3.9 million compared to $3.2 million for the same period in 2005. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets increased $128.3 million from $412.5 million at June 30, 2005 to $541.0 million in 2006. The increase is attributed to the growth in average loans which increased by approximately $83.0 million and the growth in average investment securities which increased by $46.3 million. The yield on earning assets increased from 5.81% in 2005 to 6.64% in 2006 reflecting an increase in yield on all earning asset categories and reflects the rising rate environment.
Total interest expense for the first six months of 2006 increased $4.7 million over the total of $5.2 million for the same period in 2005 as a result of increases in interest bearing deposits and increased interest expense on borrowings. Interest expense for the second quarter of 2006 was up $ 2.6 million over the second quarter of 2005. Total interest bearing deposits averaged $344.4 million at period ended June 30, 2006 compared to $252.3 million at June 30, 2005. Borrowed funds for six months ended June 30, 2006 averaged $119.3 million compared to $73.9 million for the corresponding period in 2005. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities at June 30, 2006 was 4.28% up 107 basis points from June 30, 2005.

Volume and Rate Analysis

	Six Months Ended June 30,
	2006 compared to 2005
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$1,179	$998	$181
Loans	4,724	2,830	1,894
Interest bearing deposits	69	(13)	82

Total Increase (Decrease) in Interest Income	5,972	3,815	2,157

Interest Bearing Liabilities:
Interest-bearing demand deposits	28	4	24
Money market deposit accounts	627	33	594
Savings accounts	1	1	—
Time deposits	2,459	1,772	687

Total interest-bearing deposits	3,115	1,810	1,305
FHLB advances	1,365	986	379
Securities sold under agreements to repurchase	20	6	14
Other short-term borrowings	187	65	122
Long-term borrowings	(100)	(96)	(4)
Subordinated debentures	96	—	96

Total Increase (Decrease) in Interest Expense	4,683	2,771	1,912

Increase (Decrease) in Net Interest Income	$1,289	$1,044	$245

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Six Month
	Period Ended June 30,
	2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$103,912	$2,282	4.39%	$57,619	$1,103	3.83%
Loans(2)	428,526	15,489	7.23%	345,571	10,765	6.23%
Interest bearing deposits	8,374	188	4.49%	9,300	119	2.56%

Total interest earning assets	540,812	17,959	6.64%	412,490	11,987	5.81%
Non-interest earning assets:
Cash and due from banks	10,385			9,475
Premises, land and equipment	9,651			8,688
Other assets	6,482			5,921
Less: allowance for loan losses	(5,312)			(4,130)

Total non-interest earning assets	21,206			19,954

Total Assets	$562,018			$432,444

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$11,275	$123	2.18%	$10,795	$95	1.76%
Money market deposit accounts	126,483	2,528	4.00%	124,331	1,901	3.06%
Savings accounts	607	3	0.99%	418	2	0.96%
Time deposits	206,051	4,371	4.24%	116,769	1,912	3.27%

Total interest-bearing deposits	344,416	7,025	4.08%	252,313	3,910	3.10%
FHLB Advances	72,309	1,771	4.90%	27,149	406	2.99%
Securities sold under agreements to repurchase	1,892	33	3.49%	1,378	13	1.89%
Other short-term borrowings	13,805	276	4.00%	8,964	89	1.99%
Long-term borrowings	21,005	397	3.78%	26,089	497	3.81%
Subordinated debentures	10,311	417	8.09%	10,311	321	6.23%

Total interest-bearing liabilities	463,738	9,919	4.28%	326,204	5,236	3.21%

Non-interest bearing liabilities:
Demand deposits	61,022			75,130
Other liabilities	3,831			3,927

Total liabilities	528,591			405,261
Shareholders’ Equity	33,427			27,183

Total Liabilities and Shareholders’ Equity:	$562,018			$432,444

Interest Spread(3)			2.36%			2.60%

Net Interest Margin(4)		$8,040	2.97%		$6,751	3.27%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non Interest Income
Non-interest income consists of revenue generated from a broad range of financial services and activities. The Mortgage Corporation provides the most significant contributions towards non-interest income. Total non-interest income was $13.2 million for the six month period ending June 30, 2006 compared to $15.3 million for the same period in 2005, a decrease of $2.1 million. Non–interest income for the three month period ending June 30, 2006 totaled approximately $7.1 million down from $9.1 million for the same period of 2005. Gains on the sale of loans originated by the Mortgage Corporation totaled $4.2 million and $8.9 million for the three and six month periods ending June 30, 2006, compared to $7.0 million and $11.4 million for the same periods of 2005. Mortgage broker fees amounted to $1.3 million and $2.2 million for the three and six month periods ended June 30, 2006, respectively, down from $1.7 million and $2.6 million for the same periods in 2005. Other income totaled $1.9 million, for the first six months of 2006 up from $1.2 million for the same period in 2005. Other income totaled $1.4 million for the second quarter of 2006 up from $419 thousand for the second quarter of 2005.
Non Interest Expense
Non interest expense totaled $8.2 million and $15.8 million for the three and six months ended June 30, 2006 compared to $10 million and $17.7 million for the same periods in 2005. Salaries and benefits totaled $9.5 million for the first six months of 2006, compared to $9.8 million for the same period last year. Salaries and benefits totaled $4.8 million and $5.2 million for the second quarter of 2006 and 2005, respectively. Other operating expenses totaled $5.3 million at June 30, 2006, down from $6.8 million at June 30, 2005. Other operating expenses totaled $2.9 million and $4.2 million for the second quarter of 2006 and 2005, respectively. As with other non interest income associated with the Mortgage Corporation non interest expense also fluctuates with loan origination volumes.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At June 30, 2006, overnight interest bearing balances totaled $3.1 million and securities available for sale totaled $107.0 million.
The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2006, the Corporation had a line of credit with the Federal Home Loan Bank of Atlanta totaling $161.0 million and outstanding variable rate loans of $50.0 million, and an additional $19.7 million in term loans at fixed rates ranging from 2.70% to 4.97% leaving $85.9 million available on the line. In addition to the line of credit at the Federal Home Loan Bank, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of June 30, 2006, outstanding repurchase agreements totaled $2.1 million and commercial paper issued amounted to $19.6 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at June 30, 2006, these lines amounted to $22.6 million. The Corporation also has $10.3 million in subordinated debentures to support the growth of the organization.

Borrowed Funds Distribution

	June 30,	December 31,
	2006	2005
	(Dollars In Thousands)
At Period End
FHLB Advances	$50,000	$36,000
FHLB long term borrowings	19,679	21,786
Securities sold under agreements to repurchase	2,058	977
Other short term borrowings	17,371	11,219
Subordinated debentures	10,311	10,311

Total at period end	$99,419	$80,293

Average Balances
FHLB Advances	$72,309	$43,375
FHLB long term borrowings	21,005	24,028
Securities sold under agreements to repurchase	1,892	925
Other short term borrowings	13,805	8,520
Subordinated debentures	10,311	10,311

Total average balance	$119,322	$87,159

Average rate paid on all borrowed funds	4.85%	4.02%

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
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of June 30, 2006. The table below reflects the outcome of these analyses at June 30, 2006, assuming a flat balance sheet. According to the model run for the period ended June 30, 2006 over a twelve month period, an immediate 100 basis points increase in interest rates would result in a decline in net interest income by 0.88%. An immediate 100 basis points decline in interest rates would result in an increase in net interest income by 1.46%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income. The following table reflects the Corporation’s earnings sensitivity profile as of June 30, 2006.

Rate Shock Analysis
June 30, 2006
Change in	Hypothetical	Hypothetical Percentage
Federal Funds	Percentage Change	Change In Economic
Target Rate	In Earnings	Value of Equity
3.00%	-4.16%	-23.32%
2.00%	-2.48%	-15.07%
1.00%	-0.88%	-7.38%
-1.00%	1.46%	6.18%
-2.00%	1.11%	10.49%
-3.00%	0.29%	16.08%
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
We face substantial competition in all phases of our operations from a variety of different competitors. In particular, there is very strong competition for financial services in Fairfax County, Virginia and the entire Washington, D.C. metropolitan area in which we conduct a substantial portion of our business. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other local and community, super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment.
Many of our competitors are well-established, larger financial institutions and many offer products and services that we do not. Many have substantially greater resources, name recognition and market presence that benefit them in attracting business. Some of our competitors are not subject to the same regulations that are imposed on bank holding companies and federally-insured national banks, including credit unions that do not pay federal income tax, and, therefore, have regulatory advantages over us in accessing funding and in providing various services. While we believe we compete effectively with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller asset base, lack of geographic diversification and inability to spread our marketing costs across a broader market. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new, or to retain existing, clients may reduce or limit our net income and our market share and may adversely affect our results of operations, financial condition and growth.
Our profitability depends on interest rates generally, and we may be adversely affected by changes in government monetary policy.

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
Changes in interest rates, particularly by the Board of Governors of the Federal Reserve System, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans. In setting its policy, the Federal Reserve may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements. These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.
Our profitability depends significantly on local economic conditions.
As a lender, we are exposed to the risk that our loan clients may not repay their loans according to their terms and any collateral securing payment may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs we incur disposing of the collateral. Although we have collateral for most of our loans, that collateral can fluctuate in value and may not always cover the outstanding balance on the loan. With most of our loans concentrated in Northern Virginia, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.
In addition to the financial strength and cash flow characteristics of each of our borrowers, the bank often secures loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
Our business strategy includes the continuation of our growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We intend to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are experiencing growth. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets, or that any expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially affected in an adverse way.
Our ability to successfully grow will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.
We may face risks with respect to future acquisitions.
As a strategy, we have sought to increase the size of our franchise by pursuing business development opportunities, and we have grown rapidly since our incorporation. As part of that strategy, we have acquired three mortgage companies and a small equipment leasing company. We may acquire other financial institutions and mortgage companies, or parts of those entities, in the future. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target entity may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible ownership and economic dilution to our current shareholders and to investors purchasing common stock in this offering;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the loss of key employees and clients.
We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock, in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders and to investors purchasing common stock in this offering. There is no assurance that, following any future merger or acquisition, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.
Our allowance for loan losses could become inadequate and reduce our earnings and capital.
We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us. The amount of future losses, however, is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values that are beyond our control, and these future losses may exceed our current estimates. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance and reduce our earnings and capital.
As a result of our significant growth in the past two years, a large portion of our loans held for investment portfolio consists of new loans that are unseasoned.
From the beginning of 2004 until June 30, 2006, our loans held for investment portfolio has grown by approximately $218.3 million. Industry experience shows that it takes several years for loan difficulties to become apparent. We can give no assurance that these loans will not become non-performing or delinquent, which could adversely affect our future performance.
Liquidity needs could adversely affect our results of operations and financial condition.
We rely on dividends from our bank as our primary source of funds. The primary source of funds of our bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.
We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.
We operate in a highly regulated industry, and both we and our wholly-owned bank are subject to extensive regulation and supervision by the Federal Reserve Bank, the Office of the Comptroller of the Currency and the FDIC. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Many of these regulations are intended to protect depositors and the FDIC’s Deposit Insurance Fund rather than our shareholders.
The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the cost of completing our audit and maintaining our internal controls. As a result, we may experience greater compliance costs.
The laws and regulations that apply to us could change at any time. We cannot predict whether or what form of proposed statute or regulation will be adopted or the extent to which such adoption may affect our business. Regulatory changes may increase our costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products and thus place other entities that are not subject to similar regulation in stronger, more favorable competitive positions, which could adversely affect our growth and our ability to operate profitably. Failure to comply with existing or new laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have an adverse effect on our business, financial condition and results of operations.
Our recent results may not be indicative of our future results.
We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, a strong real estate market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.
Our hedging strategies may not be successful in managing our risks associated with interest rates.
We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives that would be offset by an inverse change in the value of loans held for sale and mortgage-related securities. We cannot assure you, however, that our hedging strategy and use of derivatives will offset the risks related to changes in interest rates.
The profitability of our mortgage company will be significantly reduced if we are not able to sell mortgages.
Currently, we sell all of the mortgage loans originated by our mortgage company. We only underwrite mortgages that we reasonably expect will have more than one potential purchaser. The profitability of our mortgage company depends in large part upon our ability to originate or purchase a high volume of loans and to quickly sell them in the secondary market. Thus, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to sell loans into that market.
Our mortgage company’s ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae and Freddie Mac and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae and Freddie Mac, are government-sponsored enterprises whose activities are governed by federal law, and, while we do not actively participate in their programs, they do have substantial market influence. Any future changes in laws that significantly affect the activity of these government-sponsored enterprises and other institutional and non-institutional investors or any impairment of our ability to participate in such programs could, in turn, adversely affect our operations.
We may be exposed to greater risks from offering non-conforming mortgage loans.

We are an acquirer and originator of non-conforming residential mortgage loans for sale into the secondary market. These are residential mortgages that do not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. Our operations may be negatively affected due to our investments in non-conforming mortgage loans. Credit and liquidity risks associated with non-conforming mortgage loans may be greater than those for conforming mortgage loans. We, therefore, may assume the risk of increased delinquency rates and/or credit losses as well as interest rate risk.
Our small- to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.
We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.
We depend on the accuracy and completeness of information about clients and counterparties.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.
Negative public opinion could damage our reputation and adversely impact our earnings.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Because virtually all of our businesses operate under the “Access National” brand, actual or alleged conduct by one business can result in negative public opinion about our other businesses. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.
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
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed or may not be available on favorable terms.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. Our last common stock offering closed in August 2006. We may at some point need to again raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.
Our directors and executive officers own a significant portion of our common stock.
Our directors and executive officers, as a group, beneficially owned approximately 28.5% of our outstanding common stock as of June 30, 2006 (35.7% upon the exercise of outstanding vested options and warrants). As a result of their ownership, our directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

We may need to invest in new technology to compete effectively, and that could have a negative effect on our operating results and the value of our common stock.
The market for financial services, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation and Internet-based banking. We depend on third-party vendors for portions of our data processing services. In addition to our ability to finance the purchase of those services and integrate them into our operations, our ability to offer new technology-based services depends on our vendors’ abilities to provide and support those services. Future advances in technology may require us to incur substantial expenses that adversely affect our operating results, and our limited capital resources may make it impractical or impossible for us to keep pace with competitors possessing greater capital resources. Our ability to compete successfully in our banking markets may depend on the extent to which we and our vendors are able to offer new technology-based services and on our ability to integrate technological advances into our operations.
Please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 for disclosures with respect to the Corporation’s risk factors. There have been no material changes since year-end 2005 in the specified risk factors disclosed in the Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
The 2006 Annual Meeting of Shareholders of the Corporation was held on May 23, 2006.
At the 2006 Annual Meeting, the following persons were elected to serve as Class I Directors of the Corporation, to serve until the 2009 Annual Meeting, having received the following votes:

Name	For	Withheld
Michael W. Clarke	6,918,493	79,468
James L. Jadlos	6,918,493	79,468
The following Class II and III Directors whose terms expire in 2007 and 2008 continued in office: Thomas M. Kody, Robert C. Shoemaker, Jacques Rebibo, John W. (Skip) Edgemond, IV and J. Randolph Babbitt.
No other matters were voted on during the meeting.
Item 5. Other information
          None

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K dated August 1, 2005 (file number 000-49929))

10.10	Underwriting Agreement, dated July 27, 2006, between the Company and Keefe, Bruyette & Woods, Inc. and Scott & Stringfellow, Inc. (incorporated by reference to Exhibit 10.12 to Form 8-K filed August 2, 2006 (file number 000-49929)).

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

+	indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: August 11, 2006	By:	/s/ Michael W. Clarke
Michael W. Clarke
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2006	By:	/s/ Charles Wimer

Charles Wimer
Executive Vice President & Chief Financial Officer
(Principal Financial & Accounting Officer)