Form 10-Q
period 2006-09-30
ACCESS NATIONAL CORP
filed 2006-11-14
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
The number of shares outstanding of Access National Corporation’s common stock, par value $.835, as of November 2, 2006, was 11,102,225 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets September 30, 2006 (Unaudited) and December 31, 2005	Page 2
	Consolidated Statements of Income (Unaudited) Three Months Ended September 30, 2006 and 2005	Page 3
	Consolidated Statements of Income (Unaudited) Nine Months Ended September 30, 2006 and 2005	Page 4
Consolidated Statements of Changes in Shareholders' Equity (Unaudited) Nine Months Ended
	September 30, 2006 and 2005	Page 5
	Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2006 and 2005	Page 6
	Notes to Consolidated Financial Statements (Unaudited)	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 30
Item 4.	Controls and Procedures	Page 31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 31
Item 1A.	Risk Factors	Page 31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 31
Item 3.	Defaults Upon Senior Securities	Page 31
Item 4.	Submission of Matters to a Vote of Security Holders	Page 31
Item 5.	Other Information	Page 31
Item 6.	Exhibits	Page 32
	Signatures	Page 33

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	Sept 30	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and due from banks	$13,457	$9,854
Interest bearing deposits in other banks and Federal Funds Sold	11,154	13,329
Securities available for sale, at fair value	106,418	87,771
Loans held for sale	55,713	45,019
Loans, net of allowance for loan losses of $5,393 and $5,215 respectively	411,875	364,518
Premises and equipment	9,551	9,650
Other assets	9,198	6,909

Total assets	$617,366	$537,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$90,346	$81,034
Savings and interest-bearing deposits	125,186	149,094
Time deposits	257,929	189,501

Total deposits	473,461	419,629
Other liabilities
Short-term borrowings	52,042	48,196
Long-term borrowings	18,625	21,786
Subordinated debentures	10,311	10,311
Other liabilities	4,651	5,943

Total liabilities	559,090	505,865

SHAREHOLDERS’ EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 11,004,785 shares in 2006 and 7,956,556 shares in 2005	9,189	6,644
Surplus	28,338	9,099
Retained earnings	21,433	16,227
Accumulated other comprehensive income (loss), net	(684)	(785)

Total shareholders’ equity	58,276	31,185

Total liabilities and shareholders’ equity	$617,366	$537,050

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Interest and Dividend Income
Interest and fees on loans	$9,285	$6,847
Interest on deposits in other banks	94	56
Interest and dividends on securities	1,191	658

Total interest and dividend income	10,570	7,561

Interest Expense
Interest on deposits	4,398	2,276
Interest on short-term borrowings	917	691
Interest on long-term borrowings	188	197
Interest on subordinated debentures	237	186

Total interest expense	5,740	3,350

Net interest income	4,830	4,211
Provision for loan losses	—	325

Net interest income after provision for loan losses	4,830	3,886

Noninterest Income
Service fees on deposit accounts	91	86
Gain on sale of loans	4,832	6,889
Mortgage broker fee income	1,572	1,516
Other income	757	884

Total noninterest income	7,252	9,375

Noninterest Expense
Salaries and employee benefits	4,940	5,994
Occupancy and equipment	507	603
Other operating expenses	3,839	4,044

Total noninterest expense	9,286	10,641

Income before income taxes	2,796	2,620

Income tax expense	895	911

NET INCOME	$1,901	$1,709

Earnings per common share:
Basic	$0.19	$0.22

Diluted	$0.17	$0.18

Average outstanding shares:
Basic	10,080,708	7,933,850
Diluted	11,141,358	9,530,014
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Interest and Dividend Income
Interest and fees on loans	$25,259	$17,612
Interest on deposits in other banks	282	175
Interest and dividends on securities	3,450	1,761

Total interest and dividend income	28,991	19,548

Interest Expense
Interest on deposits	11,423	6,186
Interest on short-term borrowings	2,997	1,199
Interest on long-term borrowings	585	694
Interest on subordinated debentures	654	507

Total interest expense	15,659	8,586

Net interest income	13,332	10,962
Provision for loan losses	173	822

Net interest income after provision for loan losses	13,159	10,140

Noninterest Income
Service fees on deposit accounts	247	183
Gain on sale of loans	13,264	18,283
Mortgage broker fee income	3,785	4,122
Other income	2,673	2,087

Total noninterest income	19,969	24,675

Noninterest Expense
Salaries and employee benefits	14,489	15,770
Occupancy and equipment	1,496	1,697
Other operating expenses	9,110	10,829

Total noninterest expense	25,095	28,296

Income before income taxes	8,033	6,519

Income tax expense	2,703	2,271

NET INCOME	$5,330	$4,248

Earnings per common share:
Basic	$0.61	$0.54

Diluted	$0.53	$0.45

Average outstanding shares:
Basic	8,773,268	7,924,172
Diluted	10,112,357	9,421,536
See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006 and 2005
(In Thousands)
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2005	$6,644	$9,099	$16,227	$(785)	$—	$31,185

Comprehensive income:

Net income			5,330		5,330	5,330

Other comprehensive income (loss), unrealized holdings gains arising during the period, net of tax ($52)				101	101	101

Cash dividend from DRSPP			(124)			(124)

					$5,431

Common stock issued	2,545	19,239				21,784

Balance, September 30, 2006	$9,189	$28,338	$21,433	$(684)		$58,276

Balance, December 31, 2004	$6,608	$9,067	$10,330	$(7)	$—	$25,998

Comprehensive income:

Net income	—	—	4,248	—	4,248	4,248

Other comprehensive income (loss), unrealized holdings losses arising during the period, net of tax $255	—	—	—	(495)	(495)	(495)

					$3,753

Common stock issued for exercise of warrants, shares	32	48				80

Balance, September 30, 2005	$6,640	$9,115	$14,578	$(502)		$29,831

See accompanying notes to consolidated financial statements (unaudited)

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$5,330	$4,248
Adjustments to reconcile net income to net cash (used in)
operating activities:
Provision for loan losses	178	822
Deferred tax (benefit)	(86)	(10)
Stock Based Compensation	46	—
Provision for hedging	(51)	(107)
Net amortization (accretion) on securities	2	—
Depreciation and amortization	637	419
Loss on Disposal of assets	1	75
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(10,458)	(19,326)
(Increase) decrease in other assets	(2,288)	(3,087)
Increase (decrease) in other liabilities	(1,291)	3,063

Net cash (used in) operating activities	$(7,980)	$(13,903)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	12,584	19,931
Purchases of securities available for sale	(31,080)	(41,043)
Net (increase) in loans	(47,771)	(60,380)
Purchases of premises and equipment	(455)	(1,552)

Net cash (used in) investing activities	$(66,722)	$(83,044)

Cash Flows from Financing Activities
Net increase (decrease) in demand, interest-bearing demand and savings	(14,596)	32,310
Net increase in time deposits	68,427	16,999
Net increase (decrease) in securities sold under agreement to repurchase	5,642	(2,862)
Net increase (decrease) in short-term borrowings	(796)	57,303
Net (decrease) in long term borrowings	(4,161)	(4,161)
Proceeds from issuance of common stock	21,779	80
Purchase of common stocks	(41)	—
Dividends paid	(124)	—

Net cash provided by financing activities	$76,130	$99,669

Increase in cash and cash equivalents	1,428	2,722
Cash and Cash Equivalents
Beginning	23,183	30,532

Ending	$24,611	33,254

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$15,548	$8,547

Cash payments for income taxes	$3,281	$2,987

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$153	$(749)
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
The Corporation formed Access Capital Trust I and Access Capital Trust II in 2002 and 2003, respectively, for the purpose of issuing redeemable capital securities. On July 30, 2002 Access Capital Trust I issued $4.1 million of trust preferred securities and on September 30, 2003, Access Capital Trust II issued $6.2 million of trust preferred securities. Trust preferred securities may be included in Tier 1 capital in an amount equal to 25% of Tier 1 capital and amounts in excess of 25% are includable as Tier 2 capital. As guarantor, the Corporation unconditionally guarantees payment of all distributions required to be paid on the trust preferred securities.
In August 2004, The Bank acquired all of the common stock of UFM. The acquisition of UFM provided a new location in the Richmond, Virginia market plus entry into the Fredericksburg and Staunton markets. The new locations became branch offices of the Mortgage Corporation.
In July 2005 Access Real Estate LLC purchased an unimproved commercial building lot in Spotsylvania County, Virginia where the Corporation is contemplating the construction of a combined banking and mortgage center.
In August 2006, the corporation concluded a public stock offering of 2.3 million shares of common stock that provided approximately $20 million in new capital.
NOTE 2 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2005, included in the Corporation’s Annual Report for the fiscal year ended December 31, 2005.

NOTE 3 – STOCK BASED COMPENSATION PLANS
Stock-Based Compensation Plans - On January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123(R). The Corporation has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).
SFAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Corporation adopted SFAS No. 123(R) using the modified prospective application, which requires the application of the standard starting from January 1, 2006, the first day of the current fiscal year.
The Corporation’s condensed consolidated financial statements for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). Stock-based compensation expense related to employee stock options recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006 was $9 thousand and $46 thousand respectively and is included in other operating expenses. The total income tax benefit recognized for share-based compensation arrangements for the three and nine months ended September 30, 2006 was $3 thousand and $16 thousand respectively. As of September 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $57 thousand, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 0.81 years.
Prior to the adoption of SFAS No. 123(R), the Corporation accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the Corporation’s consolidated statements of operations because the exercise price of the Corporation’s stock options granted to employees equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Corporation used in adopting SFAS No. 123(R), the Corporation’s results of operations prior to fiscal 2006 have not been restated to reflect, and do not include, the impact of
SFAS No. 123(R).
Stock-based compensation expense recognized during a period is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the three and nine months ended September 30, 2006 included compensation expense for stock-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS No. 123. As stock-based compensation expense recognized for the second quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for forfeitures.
The following table illustrates the pro forma net income and earnings per share for the three months and nine months ended September 30, 2005 as if compensation expense for stock options issued to employees had been determined consistent with SFAS No. 123:

	Three Month Ended	Nine Month Ended
	September 30,	September 30,
	2005	2005
	(In Thousands, Except Per Share Data)
Net Income, as reported	$1,709	$4,248

Total stock-based compensation determined under fair value based method for all awards, net of realized tax effects	(42)	(125)

Proforma net income	$1,667	$4,123

Earnings per Share:
Basic — as reported	$0.22	$0.54

Basic — pro forma	$0.21	$0.52

Diluted — as reported	$0.18	$0.45

Diluted — pro forma	$0.17	$0.44

NOTE 4 — SECURITIES
Amortized costs and fair values of securities available for sale as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Securities	$989	$8	$—	$997
U.S. Government Agencies	96,346	—	(964)	95,382
Mortgage Backed Securities	1,114	—	(5)	1,109
Tax Exempt Municipals	2,893	8	(9)	2,892
Taxable Municipals	1,305	—	(37)	1,268
Mutual Fund	1,500	—	(37)	1,463
Restricted Securities -
Federal Reserve Bank Stock	720	—	—	720
FHLB Stock	2,587	—	—	2,587

Total Securities	$107,454	$16	$(1,052)	$106,418

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		( In Thousands)
U.S. Treasury Notes	$1,606	$—	$(4)	$1,602
U.S. Governmental Agencies	76,329	—	(1,069)	75,260
Mortgage Backed Securities	1,392	3	(2)	1,393
Tax Exempt Municipals	2,895	—	(55)	2,840
Taxable Municipals	1,500	—	(34)	1,466
Mutual Fund	1,500	—	(29)	1,471
Restricted Stock -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	3,439	—	—	3,439

	$88,961	$3	$(1,193)	$87,771

The amortized cost and fair value of securities available for sale as of September 30, 2006 and December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	September 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
US Treasury & Govt. Agencies
Due in one year or less	$23,015	$22,841	$3,606	$3,570
Due after one through five years	72,822	72,063	72,831	71,808
Due after five through ten years	1,498	1,473	1,498	1,484
Municipals
Due after five through ten years	4,198	4,162	3,880	3,796
Due after ten through fifteen years	—	—	515	510
Mortgage Backed Securities
Due in one year or less	56	56	—	—
Due after one through five years	1,058	1,053	1,392	1,393
Mutual Fund	1,500	1,463	1,500	1,471
Restricted Stock:
Federal Reserve Bank stock	720	720	300	300
FHLB stock	2,587	2,587	3,439	3,439

	$107,454	$106,418	$88,961	$87,771

Investment securities available for sale that have an unrealized loss position at September 30, 2006 and December 31, 2005 are detailed below

	Securities in a Loss		Securities in a Loss
	Position for Less Than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
Investment securities available for sale: 9/30/06

U.S. Treasury Securities	$—	$—	$—	$—	$—	$—
Mortgage Backed Securities	757	(3)	211	(2)	967	(5)
U.S. Government Agencies	25,950	(49)	69,430	(915)	95,380	(964)
Municipals-Taxable	—	—	1,268	(37)	1,268	(37)
Municipals-Tax Exempt	—	—	1,408	(9)	1,870	(9)
CRA Mutual Fund	—	—	1,463	(37)	1,463	(37)

Total	$27,169	$(52)	$73,780	$(1,000)	$100,948	$(1,052)

	Securities in a Loss		Securities in a Loss
	Position for Less Than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
Investment securities available for sale: 12/31/05

U.S. Treasury Securities	$1,602	$(4)	—	—	$1,602	$(4)
Mortgage Backed Securities	485	(2)	—	—	485	(2)
U.S. Government Agencies	28,950	(377)	29,309	(691)	58,259	(1,068)
Municipals-Taxable	1,465	(35)	—	—	1,465	(35)
Municipals-Tax Exempt	2,840	(55)	—	—	2,840	(55)
CRA Mutual Fund	1,471	(29)	—	—	1,471	(29)

Total	$36,813	$(502)	$29,309	$(691)	$66,122	$(1,193)

Management does not believe that any individual unrealized loss as of September 30, 2006 and December 31, 2005 represents other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

NOTE 5 – LOANS
The following table presents the composition of the loan portfolio at September 30, 2006 and December 31, 2005.

	September 30,	Percent of	December 31,	Percent of
	2006	Total	2005	Total
		(Dollars in thousands)
Commercial	$47,083	11.28%	$38,516	10.42%
Real estate non-residential	149,335	35.79	137,423	37.17
Real estate construction	64,392	15.43	37,054	10.02
Residential real estate	154,935	37.13	156,185	42.24
Consumer	1,523	0.37	555	0.15

	$417,268	100.00%	$369,733	100.00%

Less allowance for loan losses	5,393		5,215

	$411,875		$364,518

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

The following table presents segment information for the three months ended September 30, 2006 and 2005:

2006	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$10,468	$1,019	$31	$(948)	$10,570
Gain on sale of loans	—	4,835	—	(3)	4,832
Other	415	1,723	264	18	2,420

Total revenues	10,883	7,577	295	(933)	17,822

Expenses:
Interest expense	5,307	1,029	353	(949)	5,740
Salaries and employee benefits	1,670	3,270	—	—	4,940
Other	870	3,044	416	16	4,346

Total operating expenses	7,847	7,343	769	(933)	15,026

Income before income taxes	$3,036	$234	$(474)	$—	$2,796

Total assets	$551,178	$59,918	$58,561	$(52,291)	$617,366

2005	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Elimination	Totals
Revenues:
Interest income	$7,575	$977	$22	$(1,013)	$7,561
Gain on sale of loans	—	6,930	—	(41)	6,889
Other	393	2,161	262	(701)	2,115

Total revenues	7,968	10,068	284	(1,755)	16,565

Expenses:
Interest expense	3,096	961	307	(1,014)	3,350
Salaries and employee benefits	1,608	4,386	—	—	5,994
Other	1,243	3,692	407	(741)	4,601

Total operating expenses	5,947	9,039	714	(1,755)	13,945

Income before income taxes	$2,021	$1,029	$(430)	$—	$2,620

Total assets	$497,301	$101,599	$36,995	$(109,322)	$526,573

The following table presents segment information for the nine months ended September 30, 2006 and 2005:

2006	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$28,788	$2,733	$61	$(2,591)	$28,991
Gain on sale of loans	—	13,280	—	(16)	13,264
Other revenues	1,211	5,933	851	(1,290)	6,705

Total revenues	29,999	21,946	912	(3,897)	48,960

Expenses:
Interest expense	14,538	2,709	1,006	(2,594)	15,659
Salaries and employee benefits	4,785	9,704	—	—	14,489
Other	2,991	7,869	1,222	(1,303)	10,779

Total operating expenses	22,314	20,282	2,228	(3,897)	40,927

Income before income taxes	$7,685	$1,664	$(1,316)	$—	$8,033

Total assets	$551,178	$59,918	$58,561	$(52,291)	$617,366

2005	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Elimination	Totals
Revenues:
Interest income	$19,512	$2,190	$71	$(2,225)	$19,548
Gain on sale of loans		18,386		(103)	18,283
Other	1,205	5,302	858	(1,344)	6,021

Total revenue	20,717	25,878	929	(3,672)	43,852

Expenses:
Interest expense	7,922	2,022	868	(2,226)	8,586
Salaries and employee benefits	4,320	11,450	—	—	15,770
Other	3,199	10,117	1,107	(1,446)	12,977

Total operating expenses	15,441	23,589	1,975	(3,672)	37,333

Income before income taxes	$5,276	$2,289	$(1,046)	$—	$6,519

Total assets	$497,301	$101,599	$36,995	$(109,322)	$526,573

NOTE 7 – EARNINGS PER SHARE (EPS)
The following tables show the calculation of both Basic and Diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2006 and 2005 respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	September 30, 2006	September 30, 2005
	(In thousands, except per share data)
BASIC EARNINGS PER SHARE:
Net income	$1,901	$1,709
Weighted average shares outstanding	10,080,708	7,933,850

Basic earnings per share	$0.19	$0.22

DILUTED EARNINGS PER SHARE:
Net income	$1,901	$1,709
Weighted average shares outstanding	10,080,708	7,933,850
Stock options and warrants	1,060,650	1,596,164

Weighted average diluted shares outstanding	11,141,358	9,530,014

Diluted earnings per share	$0.17	$0.18

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
	(In thousands, except per share data)
BASIC EARNINGS PER SHARE:
Net income	$5,330	$4,248
Weighted average shares outstanding	8,773,268	7,924,172

Basic earnings per share	$0.61	$0.54

DILUTED EARNINGS PER SHARE:
Net Income	$5,330	$4,248
Weighted average shares outstanding	8,773,268	7,924,172
Stock options and warrants	1,339,089	1,497,364

Weighted average diluted shares outstanding	10,112,357	9,421,536

Diluted earnings per share	$0.53	$0.45
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
At September 30, 2006 and December 31, 2005 the Mortgage Corporation had derivative financial instruments with a notional value of $121,636,000 and $96,809,000 respectively. The fair value of these derivative instruments at September 30, 2006 and December 31, 2005 was $121,595,000 and $96,731,000 respectively.
NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The evaluation of an uncertain tax position in accordance with FIN 48 is a two-step process. The first step is recognition, which requires a determination whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) for that fiscal year. The Corporation is still evaluating the applicability of FIN 48. Although that evaluation is not complete, the Corporation anticipates that the adoption of FIN 48 on January 1, 2007 will not have a material impact on its financial position.
On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Corporation has analyzed SAB 108 and determined that upon adoption it will have no impact on its reported results of operations or financial conditions.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on its consolidated financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiaries (the “Corporation”) for the three and nine months ended September 30, 2006 and 2005. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.
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
Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit and, at September 30, 2006, these commitments amounted to $21.5 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At September 30 2006, the Bank had approximately $119.9 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.
FINANCIAL CONDITION (September 30, 2006 compared to December 31, 2005)
The Corporation’s assets increased $80.3 million from $537.1 million at December 31, 2005 to $617.4 million at September 30, 2006. The growth in assets occurred in loans and investments. Loans held for investment increased $47.4 million over year end and investment securities grew by $18.6 million. Loans held for sale increased by $10.7 million. The growth in loans held for investment is due to strong loan demand and our commitment to meeting the credit needs of our existing and new clients. The volume of loans held for sale fluctuates as loans are being warehoused until they are traded in the secondary market. This category of loans is also subject to volatility due to changes in interest rates and the general economic outlook for the housing market. Management continues to employ a strategy of attracting highly qualified professional lenders to support future growth in the loans held for investment.
Asset growth during the period was funded by a combination of deposit growth, short term borrowings and an increase in capital. Deposits increased $53.9 million and totaled $473.5 million at September 30, 2006 up from $419.6 million at December 31, 2005. Shareholders equity increased $27.1 million as a result of retained earnings and approximately $21.8 million from a public stock offering of 2.3 million shares of common stock and the exercise of stock options and warrants. Short term borrowings at September 30, 2006 totaled $52.0, an increase of $3.8 million from December 31, 2005. Short term borrowings are used to fund the loans held for sale activities and to compensate for fluctuations in core deposits. In addition to short term borrowings, management utilizes wholesale certificates of deposits as an additional funding source. The Bank concentrates on commercial accounts and due to the nature of these accounts, balances can be subject to wide fluctuations. In October the Bank filed applications with the regulators to open a new banking office in Loudoun County and one in Prince William County. Both areas are experiencing exceptional growth and the new locations will provide convenience to our existing customers as well as providing an opportunity for expanding our deposit base. The new branches are expected to open early in 2007.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, mortgage backed securities, obligations of states and political subdivisions, Federal Reserve and Federal Home Loan Bank stock. At September 30, 2006 the securities portfolio totaled $106.4 million, up from $87.8 million on December 31, 2005. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $0.7 million on September 30, 2006. Investment securities are used to provide liquidity, generate income, and to temporarily supplement loan growth as needed.
Loans
The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans. These lending activities provide access to credit to small businesses, professionals and consumers in the greater Washington, D.C. metropolitan area. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Office of the Comptroller of Currency.
At September 30, 2006, net loans held for investment increased by $47.4 million from December 31, 2005 and totaled $411.9 million.

Commercial loans increased $8.6 million, real estate non-residential loan increased $11.9 million and construction loans increased $27.3 million. See note 5 for a table that summarizes the composition of the Corporation’s loan portfolio. The increase in loans is attributable to servicing the needs of existing clients and new business originating from, referrals, community involvement, and increased name recognition and acceptance of the Bank’s products and services within the marketplace. Management intends to increase loan officer staffing and support to facilitate continued growth in the portfolio. The following is a summary of the Loan Portfolio Held for Investment at September 30, 2006.
Commercial Loans: Commercial Loans represent 11.3% of our held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 15.4% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
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
Real Estate Residential Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represent 37.1% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 17.5%; First Trust Mortgage Loans 74.0%; Loans Secured by a Junior Trust 5.2%; Multi-family loans and loans secured by Farmland 3.3%.
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
Consumer Loans: Consumer Loans make up less than 0.4% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and the Board of Directors: repayment capacity, collateral value, savings pattern, credit history and stability.

Loans Held for Sale (“LHFS”)
Loans Held for Sale are originated by the Mortgage Corporation and carried on our books at the lower of cost or market value. These loans are residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor. In the nine month period ending September 30, 2006 we originated $552.1 million of loans processed in this manner. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. To date we have been able to absorb the financial impact of these risks without material impact on our operating performance. At September 30, 2006 loans held for sale totaled $55.7 million compared to $45.0 million at year end 2005. The increase in loans held for sale that is primarily due to increase in loan originations during the month of September.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. For the first nine months of 2006, we originated a total volume of $153.7 million in residential mortgage loans under this type of delivery method, as compared to $173.6 million for the same period of 2005. Brokered loans accounted for 21.8% of the total loan volume for the first nine months of 2006.
Allowance for Loan Losses
The allowance for loan losses increased by $178 thousand which includes a $5 thousand recovery on a previously charged off loan and totaled $5.4 million at September 30, 2006 compared to $5.2 million at year end 2005. The allowance for loan losses at September 30, 2006 was 1.29% of total loans held for investment compared to 1.41% at year end 2005. The allowance for Commercial loans as a percent of the total Commercial loans amounted to 1.5%, compared to 4.0% at year end 2005. The allowance for Construction Loans was 1.5% at September 30, 2006 and 1.3% at December 31, 2005. The allowance for Commercial Real Estate loans was 1.6% of total Commercial Real Estate loans as of September 30, 2006 and 1.4% at year end 2005. The allowance for Residential Real Estate loans was 0.8% as a percent of total Residential Real Estate loans at September 30, 2006 and December 31, 2005. Although actual loan losses have been insignificant, our senior credit management, with over 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes, volume, changes in individual risk ratings on new loans and trend analysis. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by, internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve.
The Bank does not have a meaningful history of charge offs with which to establish trends in loan losses by loan classifications. As of September 30, 2006 the total net charge offs for the six years of operation was approximately $14 thousand. The overall allowance for loan losses is equivalent to approximately 1.29% of total loans held for investment. The methodology as to how the allowance was derived is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.
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

Although looking only at peer data and the bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of September 30, 2006 our evaluation of these factors supported approximately 89.1% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.
When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan analysis comprises the “Specific Reserve” and accounted for 0% of the total loss reserve at September 30, 2006.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of September 30, 2006 the threshold range for this component was 0.00% to 0.15% of the total loan portfolio and accounted for approximately 10.9% of the total loss reserve. At September 30, 2006 the unallocated reserve amounted to $.6 million and equaled .14% of total loans.
An analysis of the Corporation’s allowance for loan losses as of and for the period indicated is set forth in the following tables:
Allowance for Loan Losses
(In Thousands)

Balance as of December 31, 2005	$5,215

Charge offs	—
Recoveries	5
Provision	173

Balance as of September 30, 2006	$5,393

Allocation of the Allowance for Loan Losses

	September 30, 2006				December 31, 2005
			Allowance				Allowance
			for Loan				for Loan
	Amount	Percentage	Loss	Percentage	Amount	Percentage	Loss	Percentage
	(Dollars In Thousands)
Commercial	$47,083	11.28%	$697	12.92%	38,516	10.42%	$1,546	29.65%
Commercial real estate	149,335	35.79	2,447	45.37	137,423	37.17%	1,896	36.36
Real estate construction	64,392	15.43	958	17.76	37,054	10.02%	500	9.58
Residential real estate	154,935	37.13	1,277	23.68	156,185	42.24%	1,267	24.30
Consumer	1,523	0.37	14	0.27	555	15.00%	6	0.12

	$417,268	100.00%	$5,393	100.00%	369,733	100.00%	$5,215	100.00%

Nonperforming Loans And Past Due
At September 30, 2006 there were no loans in non accrual status. There was one loan past due more than 30 days amounting to $914 thousand.
Deposits
Deposits are the primary source of funding loan growth. At September 30, 2006 deposits totaled $473.5 million compared to $419.6 million on December 31, 2005, an increase of $53.9 million. Non-Interest Bearing accounts increased $9.3 million, Savings and interest bearing accounts declined $23.9 million and Time Deposits increased $68.4 million. The decline in Savings and interest bearing accounts was offset by the increase in higher yielding Time Deposits. The Bank’s core deposit base is comprised primarily of commercial accounts and, due to the inherent nature of these accounts; balances can be subject to wide fluctuations.
In October the Bank applied to regulators for approval to open two new banking branches, one in Loudoun County and one in Prince William County. The opening of these branches is scheduled for early first quarter 2007. The new branches are expected to provide an opportunity to expand our deposit base.
Shareholders’ Equity
Shareholders’ equity was $58.3 million at September 30, 2006. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholder’s equity increased by $27.1 million during the nine months ended September 30, 2006. The increase is due to the retention of $5.3 million in earnings and $21.8 million from the proceeds from the sale of 2.3 million shares of common stock in a public offering and the exercise of stock options and warrants, less a $124 thousand dividend payment. Other comprehensive (loss), representing unrealized gains and losses on available for sale securities, decreased $101 thousand net of taxes.
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

Risk Based Capital Analysis

	September 30,	December 31,
	2006	2005
	(In Thousands)
Tier 1 Capital:
Common stock	$9,189	$6,644
Capital surplus	28,338	9,099
Retained earnings	21,433	16,227
Less: Net Unrealized loss on equity Securities	(24)	(19)
Subordinated debentures	10,000	10,000

Total tier 1 capital	68,936	41,951

Allowance for loan losses	5,615	4,874

Total Risk Based Capital	$74,551	$46,825

Risk weighted assets	$479,386	$388,378

Quarterly average assets	$604,913	$552,292

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	14.38%	10.80%	4.00%
Total risk based capital ratio	15.55%	12.06%	8.00%
Leverage ratio	11.40%	7.60%	4.00%

RESULTS OF OPERATIONS (September 30, 2006)
Summary
Net income for the three months and nine months ended September 30, 2006 totaled $1.9 million and $5.3 million respectively compared to $1.7 million and $4.2 million respectively for the same periods in 2005. Basic earnings per common share amounted to $0.19 and $0.61 per share for the three and nine months ended September 30, 2006, compared to $0.22 and $0.54 per share for the same periods in 2005. Diluted earnings per share were $0.17 and $0.53 for the three and nine month period in 2006 compared to $0.18 and $0.45 per share for the same periods of 2005. Earnings per share were impacted by a 38% increase in common shares outstanding from a public offering of 2.3 million shares and the exercise of stock options and warrants of approximately .8 million shares which resulted in approximately $21.8 million in new capital for the Corporation.
Income before taxes for the three and nine months ended September 30, 2006 for the banking segment was $3.0 million and $7.7 million respectively versus $2.0 million and $5.3 million respectively for the same period in 2005. Income from the banking segment increased approximately $2.4 million during the first nine months of 2006 compared to the same period last year. This increase in income is attributable to the growth in earning assets. Earnings in 2006 were impacted by increased interest expense associated with an increase in short term borrowings and higher interest rates on deposits. Income before taxes from the mortgage segment was $234 thousand and $1.7 million for the three months and nine months ended September 30, 2006 respectively, compared to $1.0 million and $2.3 million for the corresponding period in 2005 respectively. The increase in income in 2006 is due in part to a reduction in operating expenses associated with a decrease in loan originations. The banking segment is the predominant contributor to growth and earnings. Revenue from the mortgage segment is subject to fluctuations do to mortgage interest rates change and to the real estate market cycle.
Interest and fees on loans increased by $7.6 million in the nine months ended September 30, 2006 over the same period of 2005 reflecting the $47.4 million increase in loans held for investment over year end. Interest on investment securities increased $1.7 million due to $18.6 million increase in investment securities over December 31, 2005. Non–interest income totaled $20.0 million for the nine months ended September 30, 2006 compared to $24.7 million for the same period in 2005. This decrease is primarily due to the decline in gains on mortgage loans held for sale. Interest and fees on loans totaled approximately $9 million for the three months ended September 30, 2006 compared to $6.8 million for the same period in 2005, an increase $2.4 million. Income from investment securities was up $533 thousand for the third quarter compared to the same period in 2005.
Net Interest Income
Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. Our net interest margin decreased 18 basis points during the first nine months from 3.39% in 2005 to 3.21% in 2006. The decrease in net interest margin is due to higher interest rates on deposits and short term borrowing rates. The decrease in net interest margin was offset by an increase in average earning assets.
Net interest income for the nine months ended September 30, 2006 increased to $13.3 million compared to $11.0 million for the same period in 2005. Net interest income for the third quarter totaled $4.8 million compared to $4.2 million for the same period in 2005. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets increased $124.5 million from $431.5 million at September 30, 2005 to $556.0 million in 2006. The increase is attributed to the growth in average loans which increased by approximately $80.1 million and the growth in average investment securities which increased by $44.6 million. The yield on earning assets increased from 6.04% in 2005 to 6.96% in 2006 reflecting an increase in yield on all earning asset categories and reflects the rising rate environment.
Total interest expense for the first nine months of 2006 increased $7.1 million over the total of $8.6 million for the same period in 2005 as a result of increases in interest bearing deposits and higher interest rates. Interest expense for the third quarter of 2006 was up $ 2.4 million over the second quarter of 2005. Total interest bearing deposits averaged $358.5 million at period ended September 30, 2006 compared to $258.4 million at September 30, 2005. Borrowed funds for nine months ended September 30, 2006 averaged $113.7 million compared to $86.4 million for the corresponding period in 2005. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities at September 30, 2006 was 4.42%, up 110 basis points from September 30, 2005.

Volume and Rate Analysis

	Nine Months Ended September 30,
	2006 compared to 2005
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
		(In Thousands)
Interest Earning Assets:
Securities	$1,716	$1,430	$286
Loans	7,647	4,285	3,362
Interest bearing deposits	107	(5)	112

Total Increase (Decrease) in Interest Income	9,470	5,710	3,760

Interest Bearing Liabilities:
Interest-bearing demand deposits	30	4	26
Money market deposit accounts	659	(195)	854
Savings accounts	24	9	15
Time deposits	4,524	3,351	1,173

Total interest-bearing deposits	5,237	3,169	2,068
FHLB Advances	1,411	800	611
Securities sold under agreements to repurchase	62	43	19
Other short-term borrowings	325	97	228
Long-term borrowings	(109)	(118)	9
Subordinated debentures	147	—	147

Total Increase (Decrease) in Interest Expense	7,073	3,991	3,082

Increase (Decrease) in Net Interest Income	$2,397	$1,719	$678

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Nine Month
	Period Ended September 30,
	2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$106,588	$3,485	4.36%	$61,960	$1,769	3.81%
Loans(2)	441,509	25,259	7.63%	361,390	17,612	6.50%
Interest bearing balances	7,936	282	4.74%	8,175	175	2.85%

Total interest earning assets	556,033	29,026	6.96%	431,525	19,556	6.04%
Non-interest earning assets:
Cash and due from banks	10,620			10,261
Premises, land and equipment	9,626			9,068
Other assets	5,282			5,826
Less: allowance for loan losses	(5,340)			(4,266)

Total non-interest earning assets	20,188			20,889

Total Assets	$576,221			$452,414

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$10,966	175	2.13%	$10,656	145	1.81%
Money market deposit accounts	122,301	3,727	4.06%	130,199	3,068	3.14%
Savings accounts	1,147	27	3.14%	445	3	0.90%
Time deposits	224,073	7,494	4.46%	117,079	2,970	3.38%

Total interest-bearing deposits	358,487	11,423	4.25%	258,379	6,186	3.19%
FHLB Advances	64,132	2,437	5.07%	39,707	1,026	3.45%
Securities sold under agreements to repurchase	2,955	78	3.52%	1,020	15	1.96%
Other short-term borrowings	15,818	483	4.07%	10,802	158	1.95%
Long-term borrowings	20,435	585	3.82%	24,559	694	3.77%
Subordinated Debentures	10,311	654	8.46%	10,311	507	6.56%

Total interest-bearing liabilities	472,138	15,660	4.42%	344,778	8,586	3.32%

Non-interest bearing liabilities:
Demand deposits	61,278			76,028
Other liabilities	3,913			4,208

Total liabilities	537,329			425,014
Shareholders’ Equity	38,892			27,400

Total Liabilities and Shareholders’ Equity:	$576,221			$452,414

Interest Spread(3)			2.54%			2.72%

Net Interest Margin(4)		$13,366	3.21%		$10,970	3.39%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non-Interest Income
Non-interest income consists of revenue generated from other financial services and activities. The Mortgage Corporation provides the most significant contributions towards non-interest income. Total non-interest income was $20.0 million for the nine month period ending September 30, 2006 compared to $24.7 million for the same period in 2005, a decrease of $4.7 million. Non–interest income for the three month period ending September 30, 2006 totaled approximately $7.3 million down from $9.4 million for the same period of 2005. Gains on the sale of loans originated by the Mortgage Corporation totaled $4.8 million and $13.3 million for the three and nine month periods ending September 30, 2006, compared to $6.9 million and $18.3 million for the same periods of 2005. Mortgage broker fees amounted to $1.6 million and $3.8 million for the three and nine month periods ended September 30, 2006, respectively, down from $1.6 million and $4.1 million for the same periods in 2005. Other income totaled $2.7 million, for the first nine months of 2006 up from $2.1 million for the same period in 2005. Other income totaled $757 thousand for the third quarter of 2006 down from $884 thousand for the third quarter of 2005.
Non-Interest Expense
Non-interest expense totaled $9.3 million and $25.1 million for the three and nine months ended September 30, 2006 compared to $10.6 million and $28.3 million for the same periods in 2005. Salaries and benefits totaled $14.5 million for the first nine months of 2006, compared to $15.8 million for the same period last year. Salaries and benefits totaled $4.9 million and $6.0 million for the third quarter of 2006 and 2005, respectively. Other operating expenses totaled $9.1 million at September 30, 2006, down from $10.8 million at September 30, 2005. Other operating expenses totaled $3.8 million and $4.0 million for the third quarter of 2006 and 2005, respectively. As with other non interest income associated with the Mortgage Corporation non interest expense also fluctuates with loan origination volumes.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At September 30, 2006, overnight interest bearing balances totaled $11.0 million and securities available for sale totaled $106.4 million.
The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At September 30, 2006, the Corporation had a line of credit with the Federal Home Loan Bank of Atlanta totaling $177.6 million and outstanding variable rate loans of $15.0 million, and an additional $18.6 million in term loans at fixed rates ranging from 2.70% to 4.97% leaving $129.3 million available on the line. In addition to the line of credit at the Federal Home Loan Bank, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of September 30, 2006, outstanding repurchase agreements totaled $6.6 million and commercial paper issued amounted to $48.1 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at September 30, 2006, these lines amounted to $22.6 million. The Corporation also has $10.3 million in subordinated debentures to support the growth of the organization.

Borrowed Funds Distribution

	September 30,	December 31,
	2006	2005
	(Dollars In Thousands)
At Period End
FHLB Advances	$15,000	$36,000
FHLB long term borrowings	18,625	21,786
Securities sold under agreements to repurchase	6,620	977
Other short term borrowings	30,423	11,219
Subordinated debentures	10,311	10,311

Total at period end	$80,979	$80,293

Average Balances
FHLB Advances	$64,132	$43,375
FHLB long term borrowings	20,435	24,028
Securities sold under agreements to repurchase	2,955	925
Other short term borrowings	15,819	8,520
Subordinated debentures	10,311	10,311

Total average balance	$113,652	$87,159

Average rate paid on all borrowed funds	4.97%	4.02%

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
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of September 30, 2006. The table below reflects the outcome of these analyses at September 30, 2006, assuming a flat balance sheet. According to the model run for the period ended September 30, 2006 projecting forward over a twelve month period, an immediate 100 basis points increase in interest rates would result in a decline in net interest income by 0.10%. An immediate 100 basis points decline in interest rates would result in a decline in net interest income by .21%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income. The following table reflects the Corporation’s earnings sensitivity profile as of September 30, 2006.

Rate Shock Analysis
September 30, 2006
	Hypothetical	Hypothetical Percentage
Change in Federal	Percentage Change In	Change In Economic
Funds Target Rate	Earnings	Value of Equity
3.00%	-0.42%	-16.94%
2.00%	-0.25%	-10.85%
1.00%	-0.10%	-5.46%
-1.00%	-0.21%	4.68%
-2.00%	-1.25%	9.10%
-3.00%	-2.49%	15.36%
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
The Mortgage Corporation is party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed to, as locked by both the Corporation and the borrower for specified periods of time. When the borrower locks their interest rate, the Corporation effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Corporation must honor the interest rate for the specified time period. The Corporation is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Corporation utilizes either a best efforts sell forward commitment or a mandatory sell forward commitments to economically hedge the changes in fair value of the loan due to changes in market interest rates. Failure to effectively monitor, manage and hedge the interest rate risk associated with the mandatory commitments subjects the Corporation to potentially significant market risk.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed in Part 11 Item 1A. of Access National Corporation’s 10Q for the period ended June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          None
Item 5. Other information
          None

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K dated August 1, 2005 (file number 000-49929))

10.12	Underwriting Agreement, dated July 27, 2006, between the Company and Keefe, Bruyette&Woods, Inc. and Scott & Stringfellow, Inc. (incorporated by reference to Exhibit 10.12 to Form 8-K filed August 2, 2006 (file number 000-49929)).

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

+	indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation (Registrant)

Date: November 10, 2006	By: /s/	Michael W. Clarke

Michael W. Clarke
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2006	By: /s/	Charles Wimer

Charles Wimer
Executive Vice President & Chief Financial Officer
(Principal Financial & Accounting Officer)