Form 10-K
period 2006-12-31
ACCESS NATIONAL CORP
filed 2007-04-02
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(703) 871-2100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock $.835 par value	Name of each exchange on which registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:
(Title of class) None
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $52,008,000.
As of March 15, 2007, there were 12,020,587 shares of Common Stock, par value $.835 per share of Access National Corporation issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 22, 2007, are incorporated by reference in Part III of this Form 10-K.

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
ITEM 1 – BUSINESS
Access National Corporation, (the “Corporation”) was organized June 15, 2002 under the laws of Virginia to operate as a bank holding company. The Corporation has three wholly owned subsidiaries: Access National Bank, Access National Capital Trust I and Access National Capital Trust II. Effective June 15, 2002, pursuant to an Agreement and Plan of Reorganization dated April 18, 2002 between the Corporation and Access National Bank (the “Bank”), the Corporation acquired all of the outstanding stock of the Bank in a statutory share exchange transaction. The Corporation does not have any significant operations and serves primarily as the parent company for the Bank. Access National Capital Trust I and Access National Capital Trust II were formed for the purpose of issuing redeemable capital securities. The Corporation’s income is primarily derived from dividends received from the Bank. These dividends are determined by the Bank’s earnings and capital position.
Access National Bank is the primary operating business of the Corporation. The Bank provides commercial credit, deposit and mortgage services to middle market businesses and associated professionals, primarily in the greater Washington, D.C. Metropolitan Area. The Bank was organized under federal law as a national banking association to engage in a general banking business to serve the communities in and around Northern Virginia. The Bank opened for business on December 1, 1999 at 14006 Lee-Jackson Memorial Highway in Chantilly, Virginia. The headquarters for the Corporation, Bank and Access National Mortgage Corporation (the “Mortgage Corporation”) is located at 1800 Robert Fulton Drive, Reston, Virginia. Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation. The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and associated individuals. The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels.
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
Assets at year end totaled over $644.8 million and net income amounted to $7.6 million. The Bank operates from four banking centers located in Chantilly, Tysons Corner, Reston, and Leesburg, Virginia and online at www.accessnationalbank.com. Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities.
On December 1, 1999, the Bank acquired Access National Mortgage Corporation, formerly known as Mortgage Investment Corporation. The Mortgage Corporation is headquartered in Reston, Virginia. The Mortgage Corporation specializes in the origination of conforming and non-conforming residential mortgages primarily in the greater Washington, D.C. Metropolitan Area and the surrounding areas of its branch locations. The Mortgage Corporation has established offices throughout Virginia, in Fredericksburg, Reston, Roanoke, Richmond, Warrenton and Vienna. Offices outside the state of Virginia include Westminster and Bowie in Maryland, Clearwater in Florida, Nashville in Tennessee, Denver and Windsor in Colorado, and San Antonio, Texas.
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
In August 2006, the Corporation sold 2,300,000 shares of common stock at $9.38 per share in a public offering and netted approximately $20 million in new capital.
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
The long term goal was and is to generate 70-80% of the Corporation’s earnings from the core business bank, with the rest of our consolidated earnings to be generated from related fee income activities. At the present time, the sole related fee income activity remains our Mortgage Corporation. We will consider entering other related fee income businesses that serve our target market as opportunities, market conditions and our capacity dictate. A detailed review of the “Segment Reporting” elements of the financial statements and analysis readily reveal that contribution from our Banking Segment has grown steadily.
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
At December 31, 2006 loans held for investment totaled $433.6 million compared to $369.7 million at year end 2005. The increase in loans is attributable to our customer base, referrals and new business. The Bank is predominantly a secured lender. Secured loans comprise over 99% of the total loan portfolio. Table 4, Loan Portfolio, reflects the composition of loans held for investment.
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
Commercial Loans: Commercial Loans represent 11.9% of our held for investment portfolio as of December 31, 2006. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 15.8% of our held for investment loan portfolio, as of December 31, 2006. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Commercial Real Estate Loans: Also known as “Commercial Mortgages”, loans in this category represent 36.9% of our loan portfolio held for investment, as of December 31, 2006. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represent 35.2% of the portfolio, as of December 31, 2006. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 16.2%; First Trust Mortgage Loans 76.7%; Loans Secured by a Junior Trust 4.1%; Multi-family loans and loans secured by Farmland 3.0%.
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
The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor. In 2006, we originated $826.6 million of loans processed in this manner. Repayment risk of this activity is minimal since the loans are on our books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval and monitoring process of the counterparty risk for investors. In the twenty one years that the Mortgage Corporation has been in the mortgage business it has been able to absorb the financial impact of these risks without material impact on its operating performance. At December 31, 2006 loans held for sale totaled $65.3 million compared to $45.0 million at year end 2005. The increase in loans held for sale at year end 2006 is due to the volume of loans closed during the month. In December 2006 the Mortgage Corporation closed $90.4 million in mortgage loans compared to $45.5 million in December 2005.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. In 2006, we originated a total volume of $222.5 million in residential mortgage loans under these types of delivery methods. Brokered loans accounted for 21.2% of the total loan volume of Access National Mortgage Corporation. The risks associated with this activity are limited to losses or claims arising from fraud. In our 7 years of mortgage banking we have been able to absorb the financial impact of these risks without material impact to our operating performance.
Deposits
Deposits are the primary source of funding loan growth. Average deposits totaled $423.8 million up from $337.4 million, a 25.6% increase over 2005. Deposits totaled $438.9 million on December 31, 2006, compared to $419.6 million on December 31, 2005, an increase of $19.3 million. Table 7, Average Deposits and Average Rates Paid, reflects the composition of deposits and interest rates.
Market Area
Access National Corporation, Access National Bank, and Access National Mortgage Corporation are headquartered in Fairfax County and serve the Northern Virginia region. Fairfax County is a diverse and thriving urban county. As the most populous jurisdiction in both Virginia and the Washington D.C. Metropolitan Area, the County’s population exceeds that of seven states. The median household income of Fairfax County is the highest in the nation. Northern Virginia had a population of 2.16 million according to the 2000 Census. The proximity to Washington, D.C. and the influence of the federal government and its spending provides somewhat of a recession shelter.

Competition
The Bank competes with virtually all banks and financial institutions which offer services in its market area. Much of this competition comes from large financial institutions headquartered outside the state of Virginia, each of which has greater financial and other resources to conduct large advertising campaigns and offer incentives. To attract business in this competitive environment, the Bank relies on personal contact by its officers and directors, local promotional activities, and the ability to provide personalized custom services to small businesses and professionals. In addition to providing full service banking, the Bank offers and promotes alternative and modern conveniences such as internet banking, automated clearinghouse transactions, remote deposit capture, and offers courier services for commercial clients.
Employees
At December 31, 2006 the Corporation had 253 employees, 82 of whom were employed by the Bank and 171 of whom were employed by the Mortgage Corporation. The Bank recruits experienced and motivated personnel and emphasizes the use of technology. Employee relations have been good.
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

As a national bank, the Bank is subject to regulation, supervision and regular examination by the Office of the Comptroller of the Currency (the “Comptroller”). Each depositor’s account with the Bank is insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum amount permitted by law. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by Federal banking law.
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
Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its Common Stock. As a bank holding company, the Corporation is a separate legal entity from the Bank. Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank. The amount of dividends that may be paid by the Bank depends upon the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies. In addition to specific regulations governing the permissibility of dividends, both the FRB and the Virginia Bureau of Financial Institutions are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Bank would be an unsafe and unsound banking practice. The Corporation meets all regulatory requirements and began paying dividends in February 2006. The Corporation paid dividends totaling $179 thousand in 2006. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
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

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2006, the Corporation and Bank both met all applicable capital requirements imposed by regulation.
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

As of December 31, 2006, both the Corporation and the Bank were considered “well capitalized.”
Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.
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
Although our common stock is listed for trading on the NASDAQ Global Market, the trading market in our common stock has substantially less liquidity than the average trading market for many other publicly traded companies, including many companies quoted on the NASDAQ Global Market or traded on the New York Stock Exchange. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market place of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.
Although the Corporation commenced quarterly dividend payments beginning in the first quarter of 2006, we cannot guarantee that we will continue to pay dividends to shareholders in the future.
Dividend payments are subject to determination and declaration by our board of directors, which takes into account many factors. The declaration of dividends by us on our common stock is subject to the discretion of our board and to applicable federal regulatory limitations. We cannot guarantee that dividends will not be reduced or eliminated in future periods. Our ability to pay dividends on our common stock depends on our receipt of dividends from our wholly-owned subsidiary bank, Access National Bank.
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

ITEM 1B – UNRESOLVED STAFF COMMENTS
None
ITEM 2 — PROPERTIES
The Bank and the Mortgage Corporation leases offices that are used in the normal course of business. The principal executive office of the Corporation, Bank and Mortgage Corporation is owned by Access Real Estate, a subsidiary of the Bank, and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank leases offices in Chantilly, Tysons Corner, and Leesburg, Virginia. The Mortgage Corporation leases offices in Vienna, Richmond, Fredericksburg, Warrenton and Roanoke in Virginia. The Mortgage Corporation leases two offices in Maryland located at Bowie and Westminster in addition to the offices in Florida, Tennessee, Texas and Colorado. On July 25, 2005, Access Real Estate purchased Lot 1 in the Fredericksburg Business Park at a cost of $1.2 million for future expansion of the Bank and Mortgage Corporation. At present the lot is undeveloped.
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In July 2004, Access National Corporations’ common stock became listed on the NASDAQ Global Market of the NASDAQ Stock Market LLC and is quoted under the symbol of “ANCX”.
Set forth below is certain financial information relating to the Corporation’s common stock price history. Prices reflect transactions executed on NASDAQ.

	2006			2005
	High	Low	Dividends	High	Low	Dividends
First Quarter	$15.10	$9.84	$0.005	$7.16	$6.35	$—
Second Quarter	11.30	8.40	0.005	7.19	6.50	—
Third Quarter	10.39	8.75	0.005	9.72	7.10	—
Fourth Quarter	10.05	9.10	0.005	14.25	8.75	—
Prices have been adjusted for all stock splits and dividends.
As of March 15, 2007, the Corporation had 12,020,587 outstanding shares of Common Stock, par value $.835 per share, held by approximately 383 shareholders of record and the closing price for the Corporation’s common stock on the NASDAQ Global Market was $9.58.

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
The Corporation concluded a public stock offering on August 2, 2006 after selling 2,300,000 shares of common stock at $9.38 per share and netted approximately $20 million after expenses associated with the offering. The new capital will be used to support continued growth.
The Corporation paid its fifth consecutive quarterly cash dividend and increased the amount from $.005 to $.01 per share on February 23, 2007 to shareholders of record as of February 13, 2007. Payment of dividends is at the discretion of the Corporation’s Board of Directors, is subject to various federal and state, regulatory limitations. Future dividends are dependent upon the overall performance and capital requirements of the Corporation. See “Item 1 – Business — Supervision and Regulation — Dividends” for a discussion of regulatory requirements related to dividends.
Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2006
The Corporation did not purchase any of its common stock in the fourth quarter of 2006.
Stock Performance
The following graph compares the Corporation’s cumulative total shareholder return on its common stock for the five year period ended December 31, 2006 with the cumulative return of a broad equity market index, the Standard & Poor’s 500 Index, and a peer group constructed by the Corporation (the “Peer Group”). This presentation assumes $100 was invested in shares of the Corporation and each of the indices on December 31, 2001, and that dividends, if any, were immediately reinvested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals from December 31, 2001 through December 31, 2006.
The Peer Group consists of five companies that, in the opinion of management, are similar to the Corporation in ways relevant to a comparison of stock performance. Specifically, each company in the Peer Group provides commercial banking services in the Mid-Atlantic Region, has existed for a reasonably similar time period as has the Corporation; and is considered by management to be in an expansion mode. In calculating the relative index, the stock values of the Peer Group are re-balanced at the beginning of each year by the weighted market capitalization. The Peer Group consists of:

Company, Headquarters	Exchange	Trading Symbol	Established

Cardinal Financial Corporation	NASDAQ-NM	CFNL	1998
Fairfax, Virginia

Eagle Bancorp. Inc.	NASDAQ–SC	EGBN	1998
Bethesda, Maryland

Towne Bank	OTC-BB	TOWN	1999
Portsmouth, Virginia

Valley Financial Corp of VA	OTC-BB	VYFC	1995
Roanoke, Virginia

Virginia National Bank	OTC-BB	VABK	1998
Charlottesville, Virginia

There can be no assurance the Corporation’s future stock performance will continue with the same or similar trend as illustrated in the graph below.
Access National Corp.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Access National Corp.	100.00	102.08	223.26	209.48	422.23	283.82
Peer Group Index*	100.00	117.67	181.21	232.90	238.91	240.71
S&P 500	100.00	77.90	100.24	111.14	116.59	135.00

*	Access National Corporation’s peer group consists of the following: Cardinal Financial Corporation (CFNL), Eagle Bancorp, Inc. (EGBN), Towne Bank (TOWN), Valley Financial Corporation (VYFC), Virginia National Bank (VABK)
ITEM 6 – SELECTED FINANCIAL DATA
Information relating to selected financial data is in Table 1.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATION
The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiary (the “Corporation”) for the twelve months ended December 31, 2006 and 2005. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: branch expansion plans, interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency, U.S. Treasury and the FRB, the economy of Northern Virginia, including governmental spending and real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. For additional discussion of risk factors that may cause our actual future results to differ materially for the results indicated within forward looking statements, please see “Item 1A – Risk Factors” herein.
CRITICAL ACCOUNTING POLICIES
Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principals of accounting: (i)Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
FINANCIAL CONDITION
Summary
The Corporation completed its seventh year of operation and achieved record net income of $7.6 million and significant asset growth. Total assets at December 31, 2006 were $644.8 million compared to $537.1 million in 2005, an increase of $107.7 million. The growth in assets is comprised of a $63.9 million increase in loans held for investment, and a $20.3 million increase in loans held for sale, and a $17.4 million increase in investment securities. Total assets averaged $589.8 in 2006 compared to $457.3 in 2005, an increase of approximately $132.5 million.

The growth in assets was funded by a $19.3 million increase in deposits. Short term borrowings increased $36.8 million and long term borrowings increased $20.8 million. Shareholders equity increased $31.1 million resulting from net income of $7.6 million and $23.4 million from our public stock offering and the exercise of options and warrants.
In February, 2007 we opened our fourth banking center in the town of Leesburg, which is located in Loudoun County, Virginia. Loudoun County is one of the areas fastest growing counties in the area. We are also looking to expand in Prince William County near the City of Manassas in the second quarter of 2007. These two new offices will make banking more convenient for our existing clients in these areas and provide us the opportunity for additional growth in deposits and loans.
Management is committed to building a stable base of core deposits through strategic growth opportunities and expansion of our sales staff. This will be accomplished by maintaining and expanding our base of business in our market area.
The following discussions by major categories explain the changes in financial condition in more detail.
Cash and Cash Equivalents
Cash and cash equivalents consisting of cash and due from banks and interest bearing deposits in other banks totaled $27.4 million, up from $23.2 million at December 31, 2005. The increase is due to an increase of $2.1 million in interest bearing accounts and a $2.1 million increase in due from banks.
Investment Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, municipal securities, CRA mutual fund, mortgage backed securities, Federal Reserve and Federal Home Loan Bank stock. The investment portfolio is used to provide liquidity and as a tool for managing interest sensitivity in the balance sheet, while generating a reasonable return. At December 31, 2006 the securities portfolio totaled $105.2 million, up from $87.8 million, in 2005. The increase in investments is due to the increase in deposits and short term borrowings. All securities were classified as available for sale. The Financial Accounting Standards Board requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of stockholders’ equity. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $529 thousand on December 31, 2006. Table 3, Securities Available for Sale presents the types, amounts and maturity distribution of the securities portfolio.
Loans
Loans held for investment totaled $433.6 at December 31, 2006 up from $369.7 million at December 31, 2005, an increase of $63.9 million. The Bank concentrates on providing banking services to the small to medium sized businesses and professionals in our market area. Our loan officers maintain a professional relationship with our clients and are responsive to their financial needs. They are directly involved in the community and it is this involvement and commitment that leads to referrals and continued growth. Commercial loans increased by approximately $13.3 million from last year. Loans secured by commercial real estate increased $22.6 million, a 16.4% increase over 2005. The growth in commercial real estate loans reflects our commitment to local owner occupied commercial financing. Real estate construction loans increased $31.5 million, an 85% increase over last year. This loan category is comprised of construction and land development loans. During 2006, we took advantage of the opportunity to expand this portfolio as pricing, terms and conditions tilted in favor of the lender as compared to prior periods. Many lenders in our market withdrew or decreased exposure in this segment while we had capacity to increase our portfolio. The growth in this category is somewhat cyclical and highly competitive. Residential real estate loans decreased $3.5 million as a result of payoffs of adjustable rate mortgages.. Consumer loans totaled $555 thousand in 2006 and 2005. The Bank offers a complete line of consumer lending products, primarily as a service to the affiliates of our commercial and professional clients. The Bank does not actively market its consumer products at this time, which accounts for the nominal amount of consumer type loans.
Loans held for sale totaled $65.3 million at December 31, 2006 compared to $45.0 million at December 31, 2005, an increase of $20.3 million. The increase in loans held for sale is due to an increase in loan originations during the month of December, 2006 which resulted in a large number of loans held for sale being on our balance sheet at December 31, 2006 prior to their sale to third party investors. Loan origination volume was up $58.6 million from 2005 to $1.0 billion in 2006. The increase in loan originations is due to the relatively stable real estate market in our area and the expansion of our wholesale operation.
We look forward to continued growth in 2007 as we expand our base of business in the counties of Loudoun and Prince William. We are forecasting the Mortgage Corporation will generate a similar volume as experienced in 2006.
Table 4 and 4A, The Loan Portfolio and Loan Maturity Distribution, respectively, presents the major classifications and maturity distribution of loans held for investment at December 31, 2006, 2005 and 2004.

Allowance for Loan Losses
The allowance for loan loss totaled approximately $5.5 million at December 31, 2006, up from $5.2 million in 2005. The level of the allowance for loan losses is determined by an ongoing detailed analysis of risk and loss potential within the portfolio as a whole. Although actual loan losses have been insignificant, our senior credit management, with nearly 150 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve.
The Bank, after seven years of operations, does not have a meaningful history of charge offs with which to establish trends in loan losses by loan classifications. As of December 31, 2006 the total net charge offs for the seven years was less than $14 thousand dollars. The overall allowance for loan losses is equivalent to approximately 1.26% of total loans held for investment. The schedule in Table 6, Allocation of the Allowance for Loan Losses, reflects the pro rata allocation by the different loan types. The methodology as to how the allowance was derived is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.
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
With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this bank; our collective management experience in administering similar loan portfolios in the market for nearly 150 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the FDIC. Although looking only at peer data and the bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of December 31, 2006 our evaluation of these factors supported approximately 89.3% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.
When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan loss analysis comprises the “Specific Reserve”. As of December 31, 2006 there were no additional specific reserves assigned.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of December 31, 2006 the maximum amount for this component was 0.15% of the total loan portfolio and accounted for approximately 10.7% of the total loss reserve.
In addition to the reserves discussed above the Mortgage Corporation maintains separate reserves for LHFS and potential early default penalties.

Nonperforming Loans And Past Due
At December 31, 2006 there was one loan at the Mortgage Corporation in non accrual status and pending foreclosure totaling $360 thousand. The loss potential for this loan has been evaluated and in managements opinion the risk of loss is adequately reserved against. Management actively works with the borrowers to maximize the potential for repayment and reports on the status to the Board of Directors, no less than on a monthly basis.
As of December 31, 2006 there was one loan in the amount of $914 thousand past due more than 90 days with respect to which interest was still being accrued. This loan was subsequently paid off in January 2007.
Deposits
Deposits totaled $438.9 million at December 31, 2006 and were comprised of non-interest bearing demand deposits in the amount of $79.2 million, savings and interest bearing deposits in the amount of $120.3 million and time deposits in the amount of $239.4 million. Total deposits increased $19.3 million over December 31, 2005, an increase of 4.6%. This modest increase in year over year growth in deposits is due to the composition of our transaction accounts. Our transaction accounts are predominately commercial and subject to wide fluctuations. Average deposits for 2006 totaled $423.8 million compared to $338.0 in 2005, an increase of $85.8 million or 25.4%. The increase in average deposits is primarily due to the expansion of our customer base. We offer a full line of competitive deposit products that have varying rates and terms. Our deposits are primarily from our local market. Professional loan officers are responsible for marketing both loans and deposits. Our primary focus with respect to core deposit growth is upon the business deposits in our market. We plan to strengthen our sales staff by adding personnel, and continue to use direct marketing and traditional media advertising. The opening of our Leesburg office and the planned opening of our office in Manassas is expected to contribute to the growth in deposits in 2007. Our customer service focus is mainly on our business and professional customers, which usually generate more referrals for additional new business than do retail account holders.
Time deposits represent 54.5% of total deposits, up from 45.2% of total deposits on December 31, 2005. Time deposits increased by 26.3% over December 31, 2005 due to transfers from savings and interest bearing account and advertising of competitive interest rates. Savings and interest bearing deposits represent 27.4% of total deposits as compared to 35.5% on December 31, 2005. Non interest bearing demand deposits represent 18.0% of total deposits, down from 19.3% in 2005. This decrease is largely due to temporary balance fluctuations in commercial accounts. One segment of non-interest bearing accounts relating to real estate was down over $15.6 million from December 2005.
Brokered or “wholesale” deposits included in time deposits totaled $64.6 million at December 31, 2006 and represents 14.7% of total deposits compared to $58.8 million and 14.0% of total deposits at December 31, 2005. Wholesale depositors are outside of the target market and place their deposit with us solely due to the interest rate paid. Together with other funding sources, we use these types of deposits for specific funding requirements and to fund the short term cash needs associated with the LHFS program discussed under “Loans” as well as to carry long term investments such as “Mortgage Loans Held for Investment” and our real estate.
Table 7, Average Deposits and Average Rates Paid, details the composition of deposits.
Borrowings
Borrowed funds consist of advances from the Federal Home Loan Bank of Atlanta, subordinated debentures (trust preferred), securities sold under agreement to repurchase, federal funds purchased and commercial paper. At December 31, 2006 borrowed funds totaled $137.8 million, compared to $80.3 million at December 31, 2005. The Corporation utilizes short term advances for supplementing the Mortgage Corporation’s funding requirements and other short term funding needs. Long term advances are used for match funding of Bank term loans and to lock in spreads. Table 9 provides a break down of all borrowed funds.
Shareholders’ Equity
Shareholders’ equity increased $31.1 million during 2006, primarily due to net proceeds of approximately $20 million from a public stock offering that concluded in August 2006, an increase in retained earnings as a result of current year net income of $7.6 million and $3.5 million from the exercise of stock options and warrants.
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

RESULTS OF OPERATIONS
Summary
Net income totaled $7.6 million for the year ended December 31, 2006, an increase of $1.7 million over $5.9 million in 2005. Return on average assets remained unchanged from 2005 at 1.29%. Return on average equity decreased to 17.15% from 20.63% in 2005 as a result of the increase in capital. Diluted earnings per share for 2006 were $.72 compared to $.63 in 2005. See Table 1 Summary Financial Data.
In 2005, net income increased $2.6 million from $3.3 million in 2004 to $5.9 million. The increase was due to a 36.2% increase in average earning assets
Net Interest Income
Net interest income, the principal source of Bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. During 2006 our net interest margin decreased 28 basis points from 3.49% in 2005 to 3.21%. The weighted average yield on earning assets increased .67%, reflecting increases in the Prime rate during the year. The weighted average rate paid on interest bearing liabilities increased 1.02% and contributed to the narrowing of our net interest margin. Table 2 Yield on Average Earning Assets and Rates on Average Interest Bearing Liabilities summarizes the major components of net interest income for the past three years and also provides yields and average balances.
Net interest income increased in 2006 to $18.3 million compared to $15.3 million in 2005. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets increased $131.8 million to $569.5 million over $437.7 million in 2005. See Table 2A Volume and Rate Analysis for the past three years.
Interest expense totaled $21.7 million, an increase of approximately $9.2 million over 2005. Total interest bearing deposits averaged $362.3 million in 2006 compared to $270.5 million in 2005. Borrowed funds averaged $117.7 million, up from $87.2 million in 2005. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities was 4.5% in 2006 compared to 3.5% in 2005.
Net interest income increased 30.8% in 2005 up from $11.7 million in 2004 to $15.3 million. The increase was due to an $116.4 million increase in average interest earning assets. Net interest margin decreased 15 basis points in 2005 to 3.49% due to increased interest rates on deposits and borrowings.
Provision for Loan Losses
The provision for loan losses charged to operating expense was $232 thousand down from $1.2 million in 2005. The decrease in the provision for loan losses is due to the reallocation of $811 thousand in specific reserves relating to non performing loans that were upgraded to performing loan status in 2006. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio based on the evaluation as of December 31, 2006.
Non-Interest Income
Non-interest income consists of revenue generated from a broad range of financial services and activities. The Mortgage Corporation provides the most significant contributions towards non-interest income. Total non-interest income was $27.6 million in 2006, down $3.4 million from $31.0 million in 2005 primarily due to a decrease in gains on the sale of loans originated by the Mortgage Corporation. Gains on the sale of loans totaled $19.3 million in 2006 compared to $22.4 million in 2005. This decrease is due to a general compression of margins available in the market place as well as an increase in wholesale loan originations which generally have lower margins than retail loan originations. Mortgage broker fees amounted to $5.3 million in 2006 down from $5.6 million in 2005, as fewer loans were brokered.
The volume of our Mortgage Corporation is subject to many cyclical risks against which we actively manage. Volume and the accompanying non-interest income are subject to the risks associated with the general interest rate environment as well as the new home and resale activity of the residential real estate market in the communities we serve. Our ability to recruit and retain professional mortgage loan officers also impacts our volume and margins.
Non–interest income totaled $31.5 million in 2005, up $5.5 million from $26.0 million in 2004. The increase was primarily due to an increase in gains on the sale of mortgage loans.

Non Interest Expense
Non interest expense totaled $34.2 million in 2006 down $1.6 million from $35.8 million in 2005. Salaries and benefits totaled $19.4 million, a decrease of $1.1 million over $20.5 million in 2005. The decrease in salaries and benefits is due to a decrease in commissions at the Mortgage Corporation as a result of margin compression on retail loans and the increase in loans originated by the Wholesale Division. Broker fees are paid to non-employees for wholesale loan originations. Approximately 67.2% of the total salaries expense is attributable to the Mortgage Corporation and 32.8% is attributable to the Bank. The majority of compensation expense for the Mortgage Corporation is variable with loan origination volume. Mortgage loan originations increased from $990 million in 2005 to $1 billion in 2006.
Other operating expense decreased approximately $500 thousand from $13.4 million in 2005 to $12.9 in 2006. Note 18 to the financial statements details the changes in other operating expense.
Non-interest expense totaled $36.3 million in 2005 compared to $31.6 million in 2004, an increase of $4.7 million. This increase was largely due to increased salary and commission expense at the Mortgage Corporation as a result of increased loan production. Other operating expense increased $2.8 million in 2005 and is attributable to advertising and marketing expense, settlement fees, management fees and investor fees.
Income Taxes
Income tax expense totaled approximately $3.9 million compared to $3.3 million in 2005. Note 8 to the financial statements show the components of federal Income tax.
We expect to continue to accrue and pay taxes in accordance with all applicable tax laws and regulations. Many of our competitors, primarily federal and state credit unions, are exempt from the taxation against which we are subjected
Quarterly Results
Net income and per share information on a quarterly basis for 2006 and 2005 is reflected in Table 1A. The increase in net income is due to increases in earning assets funded by deposit growth and short term borrowings.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2006, overnight interest bearing balances totaled $15.4 million and securities available for sale net of restricted stock totaled $99.3 million.
The liability portion of the balance sheet provides liquidity through various interest bearing and non interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2006, the Corporation had a line of credit with the Federal Home Loan Bank of Atlanta totaling $177.6 million and outstanding variable rate loans of $45 million, and an additional $42.6 million in term loans at fixed rates ranging from 2.70% to 5.21% leaving $90.1 million available on the line. In addition to the line of credit at the Federal Home Loan Bank, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of December 31, 2006, outstanding repurchase agreements totaled $14.5 million and commercial paper issued amounted to $39.9 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at December 31, 2006, these lines amounted to $22.6 million. The Corporation also has $10.3 million in subordinated debentures to support the growth of the organization. The table below presents the Corporation’s contractual obligation and scheduled payment amounts due at various intervals over the next three years and beyond, as of December 31, 2006. Table 9, Borrowed Funds Distribution, outlines the composition of borrowed funds for 2006, 2005 and 2004.

Contractual Obligations

	Payments Due By Period
	December 31, 2006
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
		(In Thousands)
FHLB Advances	$45,000	$—	$—	$45,000
Securities sold under agreements to repurchase	14,541	—	—	14,541
FHLB long term Borrowings	—	36,500	6,071	42,571
Other short term borrowings	20,599	—	—	20,599
Subordinated debentures	—	—	10,311	10,311
Leases	308	575	689	1,572

Total interest-bearing liabilities	$80,448	$37,075	$17,071	$134,594

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
Off Balance Sheet Items
During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2006, these commitments amounted to $17 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At December 31, 2006 the Bank had approximately $88 million in unfunded lines of credit. These lines of credit, if drawn upon, would be funded from routine cash flows. Cash flows from financing activities, which includes deposit growth and borrowing, generated over $100.1 million.

Recent Accounting Pronouncements
In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and, if either method results in the determination of a material error, the Company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Corporation’s financial condition or results of operations.
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on financial condition, results of operations or cash flows.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not anticipated to have a material impact on financial condition, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Corporation’s financial statements.
     In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Corporation does not believe the adoption of this statement to have a material effect on the Corporation’s consolidated financial statements.

Statistical Information
The following statistical information is provided pursuant to the requirements of Guide 3, promulgated by the Securities Act of 1933:
Table 1
Summary Financial Data

	Year Ended December 31
	2006	2005	2004	2003	2002
	(In Thousands, Except Per Share Data)
Income Statement Data:
Net interest income	$18,256	$15,273	$11,694	$9,138	$5,848
Provision for loan losses	232	1,196	1,462	526	841
Non-interest income	27,633	30,955	25,952	33,765	22,494
Non-interest expense	34,211	35,830	31,580	36,432	23,447
Income taxes	3,853	3,305	1,619	2,129	1,359

Net income before extra-ordinary items	7,593	5,897	2,985	3,816	2,695
Extra-ordinary income, net of income tax		—	330	—	—

Net Income	$7,593	$5,897	$3,315	$3,816	$2,695

Per Share Data:
Earnings per share
Basic, before extra-ordinary income	$0.81	$0.75	$0.40	$0.55	$0.41
Basic	0.81	0.75	0.44	0.55	0.41
Diluted, before extra-ordinary-income	0.72	0.63	0.33	0.44	0.36
Diluted	0.72	0.63	0.36	0.44	0.36
Cash dividends declared	0.02	—	—	—	—
Book value at period end	5.27	3.92	3.29	2.84	2.32

Balance Sheet Data:
Total assets	$644,782	$537,050	$420,098	$257,390	$240,348
Loans held for sale	65,320	45,019	36,245	29,756	93,852
Total loans	433,594	369,733	292,594	189,320	114,835
Total securities	105,163	87,771	51,378	23,178	15,637
Total deposits	438,932	419,629	317,393	198,183	178,251
Shareholders’ equity	62,295	31,185	25,998	19,755	16,291
Average shares outstanding, basic	9,429,074	7,867,135	7,509,536	6,986,680	6,594,000
Average shares outstanding, diluted	10,541,873	9,423,087	9,155,778	8,822,372	7,478,064

Performance Ratios:
Return on average assets	1.29%	1.29%	0.97%	1.45%	1.64%
Return on average equity	17.15%	20.63%	14.48%	20.48%	20.17%
Net interest margin (1)	3.21%	3.49%	3.64%	3.58%	3.73%

Efficiency Ratios:
Access National Bank	48.67%	52.21%	56.40%	50.71%	56.97%
Access National Mortgage Corp.	92.42%	89.13%	94.18%	89.66%	85.23%
Access National Corporation	75.06%	80.09%	87.61%	84.26%	82.20%

Asset Quality Ratios:
Allowance to period end loans	1.26%	1.41%	1.37%	1.35%	1.78%
Allowance to nonperforming loans	1514%	397.78%	185.07%	310.93%	—
Net charge-offs to average loans	—	—	—	—	—

Capital Ratios:
Tier I risk-based capital	15.01%	10.78%	10.97%	12.54%	12.09%
Total risk-based capital	16.18%	12.11%	12.80%	15.47%	13.33%
Leverage capital ratio	11.53%	7.60%	8.83%	10.28%	8.12%

(1)	Net interest income divided by total average earning assets.

Table 1A
The following is a summary of the results of operations for each quarter of 2006 and 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In Thousands, Except Per Share Data)
2006
Total interest income	$8,645	$9,776	$10,570	$10,947
Total interest expense	4,548	5,371	5,740	6,023
Net interest income	4,097	4,405	4,830	4,924
Provision for loan losses	124	49	—	59
Net interest income after provision for loan losses	3,973	4,356	4,830	4,865
Total noninterest income	6,231	6,486	7,252	7,664
Total noninterest expense	7,744	8,065	9,286	9,117
Income tax expense	837	971	895	1,150

Net income	$1,623	$1,806	$1,901	$2,262

Earnings Per Share:
Basic	$0.20	$0.22	$0.19	$0.20
Diluted	0.17	0.19	0.17	0.19

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In Thousands, Except Per Share Data)
2005
Total interest income	$5,619	$6,368	$7,561	$8,245
Total interest expense	2,435	2,801	3,350	3,936
Net interest income	3,184	3,567	4,211	4,309
Provision for loan losses	114	383	325	374
Net interest income after provision for loan losses	3,070	3,184	3,886	3,935
Total noninterest income	6,153	9,147	9,375	6,792
Total noninterest expense	7,655	10,000	10,641	8,044
Income tax expense	533	827	911	1,034

Net income	$1,035	$1,504	$1,709	$1,649

Earnings Per Share:
Basic	$0.13	$0.19	$0.22	$0.21
Diluted	0.12	0.16	0.18	0.17

Table 2
Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Period Ended December 31,
	2006			2005			2004
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$107,165	$4,687	4.37%	$64,862	$2,489	3.84%	$25,385	$905	3.57%
Loans(3)	454,146	34,899	7.68%	364,126	25,043	6.88%	289,225	17,228	5.96%
Interest bearing deposits & federal funds sold	8,193	400	4.88%	8,739	279	3.19%	6,715	92	1.37%

Total interest earning assets	569,504	39,986	7.02%	437,727	27,811	6.35%	321,325	18,225	5.67%
Non-interest earning assets:
Cash and due from banks	10,546			10,579			8,169
Premises, land and equipment	9,616			9,260			8,466
Other assets	5,531			4,118			6,138
Less: allowance for loan losses	(5,363)			(4,433)			(2,945)

Total non-interest earning assets	20,330			19,524			19,828

Total Assets	$589,834			$457,251			$341,153

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$10,691	$224	2.10%	$10,630	$200	1.88%	$9,075	$93	1.02%
Money market deposit accounts	118,548	4,859	4.10%	130,147	4,256	3.27%	40,506	838	2.07%
Savings accounts	2,147	88	4.10%	450	4	0.89%	470	4	0.85%
Time deposits	230,896	10,605	4.59%	129,314	4,560	3.53%	109,453	3,420	3.12%

Total interest-bearing deposits	362,282	15,776	4.35%	270,541	9,020	3.33%	159,504	4,355	2.73%
FHLB Advances	61,066	3,161	5.18%	43,375	1,610	3.71%	44,598	662	1.48%
Securities sold under agreements to repurchase	4,643	166	3.58%	925	19	2.05%	2,290	25	1.09%
Other short-term borrowings	18,005	738	4.10%	8,520	250	2.93%	4,741	121	2.55%
Long-term borrowings	23,722	962	4.06%	24,028	917	3.82%	17,801	854	4.80%
Subordinated Debentures	10,311	879	8.52%	10,311	706	6.85%	10,311	514	4.98%

Total interest-bearing liabilities	480,029	21,682	4.52%	357,700	12,522	3.50%	239,245	6,531	2.73%

Non-interest bearing liabilities:
Demand deposits	61,506			66,862			75,883
Other liabilities	4,029			4,103			3,124

Total liabilities	545,564			428,665			318,252
Shareholders’ Equity	44,270			28,586			22,901

Total Liabilities and Shareholders’ Equity:	$589,834			$457,251			$341,153

Interest Spread(1)			2.50%			2.85%			2.94%

Net Interest Margin(2)*		$18,304	3.21%		$15,289	3.49%		$11,694	3.64%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3)	Loans placed on nonaccrual status are included in loan balances

*	Note: Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

Table 2A
Volume and Rate Analysis

	2006 compared to 2005			Years Ended December 31 2005 compared to 2004			2004 compared to 2003
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$2,197	1,814	$383	$1,584	$1,511	$73	$527	$369	$158
Loans	9,856	6,713	3,143	7,815	4,897	2,918	3,706	3,699	7
Interest bearing deposits	121	(18)	139	187	35	152	(52)	(93)	41
Federal funds sold	1	1	—	—	0	—	2	—	2

Total Increase (Decrease) in Interest Income	12,175	8,510	3,665	9,586	6,443	3,143	4,183	3,976	208

Interest Bearing Liabilities:
Interest-bearing demand deposits	24	0	24	107	18	89	25	30	(5)
Money market deposit accounts	603	(406)	1,009	3,418	2,709	709	569	410	159
Savings accounts	84	43	41	—	—	—	1	—	1
Time deposits	6,045	4,376	1,669	1,140	662	478	(206)	(253)	47

Total interest-bearing deposits	6,756	4,013	2,743	4,665	3,389	1,276	389	187	202
FHLB Advances	1,551	785	766	948	(19)	967	487	503	(16)
Securities sold under agreements to repurchase	147	124	23	(6)	(20)	14	16	8	8
Other short-term borrowings	488	359	129	129	109	20	82	2	80
Long-term borrowings	45	(12)	57	63	260	(197)	433	147	286
Trust Preferred	173	1	172	192	—	192	220	236	(16)

Total Increase (Decrease) in Interest Expense	9,160	5,270	3,890	5,991	3,719	2,272	1,627	1,083	544

Increase (Decrease) in Net Interest Income	$3,015	$3,240	$(225)	$3,595	$2,724	$871	$2,556	$2,892	$(336)

Table 3
Investment Securities Available for Sale

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Investment Securities available for sale:
US Treasury Securities	$996	$1,602	$1,638
US Government Agency Securities	91,609	75,260	44,261
Mortgage Backed Securities	1,040	1,393	2,235
Tax Exempt Municipals	2,888	2,840	—
Taxable Municipals	1,275	1,466	—
Mutual Fund	1,468	1,471	—
Other	5,887	3,739	3,244

Total Securities	$105,163	$87,771	$51,378

Investment Securities Available for Sale 2006
Table 3A

	Maturing
			After One Year		After Five Years		After TenYears
	Within		But Within		But Within
	One Year		Five Years		Ten Years				Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands)
Investment Securities Available for Sale (1)
US Treasury Securities	$—	—	$996	4.99%	$—	—	$—	—	$996	4.99%
US Government Agency Securities	34,690	3.60%	55,446	4.65%	1,473	5.15%	—	—	91,609	4.26%
Mortgage Backed Securities	49	4.64%	991	4.79%	—	—	—	—	1,040	4.78%
Tax Exempt Municipals	—	—		—	2,888	5.34%			2,888	5.34%
Taxable Municipals	—	—		—	1,275	4.30%	—	—	1,275	4.30%

Total	$34,739	3.60%	$57,433	4.65%	$5,636	5.06%	$—		$97,808	4.30%

(1)	Excludes CRA Mutual Fund, Federal Reserve Bank Stock and FHLB Stock

Table 4
Loan Portfolio

	Year Ended December 31,
	2006		2005		2004		2003		2002
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(In Thousands)
Commercial	$51,825	11.95%	$38,516	10.42%	$48,427	16.55%	$31,759	16.78%	$17,324	15.09%
Commercial real estate	159,996	36.90%	137,423	37.17	96,939	33.13	69,128	36.51	41,081	35.77
Real estate construction	68,570	15.81%	37,054	10.02	33,073	11.30	13,766	7.27	10,057	8.76
Residential real estate	152,648	35.21%	156,185	42.24	113,432	38.77	73,846	39.01	45,591	39.70
Consumer	555	0.13%	555	0.15	723	0.25	821	0.43	782	0.68

Total loans	$433,594	100.00%	$369,733	100.00%	$292,594	100.00%	$189,320	100.00%	$114,835	100.00%

Loan Maturity Distribution
Table 4A

	December 31, 2006
	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
	(In Thousands)
Commercial	$19,433	$15,947	$15,711	$734	$51,825
Commercial real estate	19,565	22,860	98,668	18,903	159,996
Real estate construction	16,834	37,610	10,182	3,944	68,570
Residential real estate	33,788	19,399	87,257	12,204	152,648
Consumer	39	231	214	71	555

Total	$89,659	$96,047	$212,032	$35,856	$433,594

Table 5
Allowance for Loan Losses

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands)
Balance, beginning of period	$5,215	$4,019	$2,565	$2,048	$1,192

Provision for loan losses	232	1,196	1,462	526	841

Chargeoffs:
Commerical	—	—	8	11	—
Real estate	—	—	—	—	—
Consumer	—	—	—	—	—

Total chargeoffs	—	—	8	11	—
Recoveries:
Commerical	5	—	—	2	15
Real estate	—	—	—	—	—
Consumer	—	—	—	—	—

Total recoveries	5	—	—	2	15

Net chargeoffs	—	—	8	9	(15)

Balance, end of period	$5,457	$5,215	$4,019	$2,565	$2,048

Table 6
Allocation of the Allowance for Loan Losses

	Year Ended December 31,
	2006	Percentage of total	2005	Percentage of total	2004	Percentage of total	2003	Percentage of total	2002	Percentage of total
	(In Thousands)
Commercial	$802	14.71%	$1,546	29.64%	$1,475	36.70%	$508	19.81%	$311	15.19%
Commercial real estate	2,296	42.11	1,896	36.36	1,235	30.73	1,054	41.09	797	38.92
Real estate construction	1,055	19.35	499	9.58	438	10.90	220	8.58	158	7.71
Residential real estate	1,293	23.72	1,267	24.30	862	21.45	772	30.10	768	37.50
Consumer	6	0.11	6	0.12	9	0.22	11	0.42	14	0.68

Total	$5,452	8543.71%	$5,215	100.00%	$4,019	100.00%	$2,565	100.00%	$2,048	100.00%

Table 7
Average Deposits and Average Rates Paid

	Year Ended December 31
	2006			2005				2004
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest bearing liabilities:

Interest-bearing demand deposits	$10,691	$224	2.10%	$10,630	$200	1.88%	$9,075	$93	1.02%
Money market deposit accounts	118,548	4,859	4.10%	130,147	4,256	3.27%	40,506	838	2.07%
Savings accounts	2,147	88	4.10%	450	4	0.89%	470	4	0.85%
Time deposits	230,896	10,605	4.59%	129,314	4,560	3.53%	109,453	3,420	3.12%

Total interest-bearing deposits	362,282	15,776	4.35%	270,541	9,020	3.33%	159,504	4,354	2.73%
Non-interest bearing demand deposits	61,506			66,862			75,883

Total deposits	$423,788			$337,403			$235,387

Table 7A
Certificate of Deposit Maturity Distribution

	December 31, 2006
	Three months	Over three months	Over six through	Over
	or less	through six months	twelve months	twelve months	Total
	(In Thousands)
Less than $100,000	$26,775	$14,387	$28,558	$12,115	$81,835
Greater than or equal to $100,000	32,407	36,841	39,100	49,217	157,565

	$59,182	$51,228	$67,658	$61,332	$239,400

Table 8
Return on Average Assets and Return on Average Equity

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Average total assets	$589,834	$457,251	$341,153

Average shareholders’ equity	$44,270	$28,586	$22,901

Net income	$7,593	$5,897	$3,315

Cash dividends declared	$179	$—	$—

Return on average assets	1.29%	1.29%	0.97%

Return on average shareholders’ equity	17.15%	20.63%	14.48%

Average shareholders’ equity to average total assets	7.51%	6.25%	6.71%

Table 9
Borrowed Funds Distribution

	Year Ended December 31
	2006	2005	2004
	(Dollars In Thousands)
At Period End
FHLB Advances	$45,000	$36,000	$27,000
Securities sold under agreements to repurchase	14,541	977	2,862
Other short term borrowings	20,599	11,219	7,217
FHLB Long Term Borrowings	42,572	21,786	27,000
Subordinated debentures	10,311	10,311	10,311
Fed Funds Purchased	4,811

Total at period end	$137,834	$80,293	$74,390

Average Balances
FHLB Advances	$61,066	$43,375	$44,598
Securities sold under agreements to repurchase	4,644	925	2,290
Other Short term borrowings	17,586	8,520	4,741
FHLB Long Term Borrowings	23,722	24,028	17,801
Subordinated debentures	10,311	10,311	10,311
Fed Funds Purchased	419

Total average balance	$117,748	$87,159	$79,741

Average rate paid on all borrowed funds	5.02%	4.02%	2.73%

Table 10
Risk Based Capital Analysis

	Year Ended December 31
	2006	2005	2004
	(In Thousands)
Tier 1 Capital:
Common stock	$9,867	$6,644	$6,608
Capital surplus	29,316	9,099	9,067
Retained earnings	23,620	16,227	10,330
Subordinated Debt (Trust Preferred Debenture)	10,000	10,000	8,500

Total tier 1 capital	72,803	41,970	34,505

Subordinated debt not included in Tier I	—	311	1,811
Allowance for loan losses	5,688	4,874	3,934

Total Risk Based Capital	$78,491	$47,155	$40,250

Risk weighted assets	$484,987	$389,381	$314,494

Quarterly average assets	$631,378	$552,292	$390,735

Capital Ratios:
Tier 1 risk based capital ratio	15.01%	10.78%	10.97%
Total risk based capital ratio	16.18%	12.11%	12.80%
Leverage ratio	11.53%	7.60%	8.83%

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2006. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. The table below reflects the outcome of these analyses at December 31, 2006. According to the model run for the period ended December 31, 2006 over a twelve month period, an immediate 100 basis points increase in interest rates would result in an decrease in net interest income by 3.16%. An immediate 200 basis points decline in interest rates would result in a increase in net interest income by 4.88%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

December 31, 2006
Change in	Hypothetical	Hypothetical Percentage
Federal Funds	Percentage Change	Change In Economic
Target Rate	In Earnings	Value of Equity
3.00%	-9.55%	-1.77%
2.00%	-6.34%	-4.29%
1.00%	-3.16%	-6.67%
-1.00%	2.79%	3.17%
-2.00%	4.88%	5.17%
-3.00%	4.66%	6.76%
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
The Mortgage Corporation is party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Corporation and the borrower for specified periods of time. When the borrower locks their interest rate, the Corporation effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Corporation must honor the interest rate for the specified time period. The Corporation is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Corporation utilizes either a best efforts sell forward commitment or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Failure to effectively monitor, manage and hedge the interest rate risk associated with the mandatory commitments subjects the Corporation to potentially significant market risk.
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
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Access National Corporation
Reston, Virginia
We have audited the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
BDO Seidman, LLP
February 23, 2007

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
December 31, 2006 and 2005
(In Thousands, Except for Per Share Data)

	2006	2005
Assets

Cash and due from banks	$11,974	$9,854
Interest-bearing deposits in other banks	15,391	13,329
Securities available for sale, at fair value	105,163	87,771
Loans held for sale	65,320	45,019
Loans, net of allowance for loan losses 2006, $5,452; 2005, $5,215	428,142	364,518
Premises and equipment, net	9,598	9,650
Other assets	9,194	6,909

Total assets	$644,782	$537,050

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest-bearing demand deposits	$79,223	$81,034
Savings and interest-bearing deposits	120,309	149,094
Time deposits	239,400	189,501

Total deposits	438,932	419,629

Short term borrowings	84,951	48,196
Long term borrowings	42,572	21,786
Subordinated debentures	10,311	10,311
Other liabilities and accrued expenses	5,721	5,943

Total liabilities	582,487	505,865

Shareholders’ Equity
Common stock, par value, $0.835, authorized 60,000,000 shares, issued and outstanding, 11,816,929 in 2006 and 7,956,556 in 2005	9,867	6,644
Surplus	29,316	9,099
Retained earnings	23,641	16,227
Accumulated other comprehensive income (loss), net	(529)	(785)

Total shareholders’ equity	62,295	31,185

Total liabilities and shareholders’ equity	$644,782	$537,050

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Per Share Data)

	Year Ended December 31
	2006	2005	2004
Interest and Dividend Income
Interest and fees on loans	$34,898	$25,043	$17,228
Interest on deposits in other banks & federal funds sold	400	279	92
Interest and dividends on securities	4,640	2,471	905

Total interest and dividend income	39,938	27,793	18,225

Interest Expense
Interest on deposits	15,776	9,018	4,355
Interest on short-term borrowings	4,065	1,879	808
Interest on long-term borrowings	962	917	854
Interest on trust preferred capital notes	879	706	514

Total interest expense	21,682	12,520	6,531

Net interest income	18,256	15,273	11,694
Provision for loan losses	232	1,196	1,462

Net interest income after provision for loan losses	18,024	14,077	10,232

Noninterest Income
Service fees on deposit accounts	359	260	145
Gain on sale of loans	19,309	22,362	17,768
Mortgage broker fee income	5,280	5,634	4,601
Other income	2,685	2,699	3,438

Total noninterest income	27,633	30,955	25,952

Noninterest Expense
Salaries and employee benefits	19,403	20,537	18,627
Occupancy expense	845	712	1,367
Furniture and equipment expense	1,014	1,204	1,048
Other operating expenses	12,949	13,377	10,538

Total noninterest expense	34,211	35,830	31,580

Income before income taxes	11,446	9,202	4,604

Income tax expense	3,853	3,305	1,619

Net income before extra-ordinary items	7,593	5,897	2,985

Extra-ordinary Income
Gain on acquisition of subsidiary, net of income tax	—	—	330

Net Income	$7,593	$5,897	$3,315

Earnings per common share:
Basic, before extra-ordinary income	$0.81	$0.75	$0.40

Basic	$0.81	$0.75	$0.44

Diluted, before extra-ordinary income	$0.72	$0.63	$0.33

Diluted	$0.72	$0.63	$0.36

Average outstanding shares:
Basic	9,429,074	7,867,135	7,509,536
Diluted	10,541,873	9,423,087	9,155,778
See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except for Per Share Data)

				Accumulated
				Other
				Compre-	Compre-
	Common		Retained	hensive	hensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2003	$5,796	$6,856	$7,015	$88	$—	$19,755

Issuance of common stock	854	2,529	—	—		3,383
Repurchase of common stock	(42)	(318)				(360)
Comprehensive income:
Net income	—	—	3,315	—	3,315	3,315
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $4)	—	—	—	(95)	(95)	(95)

Total comprehensive income					$3,220

Balance, December 31, 2004	6,608	9,067	10,330	(7)		25,998

Issuance of common stock	38	55	—	—		93
Repurchase of common stock	(2)	(23)				(25)
Comprehensive income:
Net income	—	—	5,897	—	5,897	5,897
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $405)	—	—	—	(778)	(778)	(778)

Total comprehensive income					$5,119

Balance, December 31, 2005	6,644	9,099	16,227	(785)		31,185

Issuance of common stock	3,229	20,262	—	—		23,491
Repurchase of common stock	(6)	(45)				(51)
Cash dividend			(179)			(179)
Comprehensive income:
Net income	—	—	7,593	—	7,593	7,593
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $132)	—	—	—	256	256	256

Total comprehensive income					$7,849

Balance, December 31, 2006	$9,867	$29,316	$23,641	$(529)		$62,295

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$7,593	$5,897	$3,315
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	237	1,196	1,462
Deferred tax benefit	(576)	(908)	(538)
Stock based compensation	46	—	—
Provision for hedging	(24)	30	—
Net amortization on securities	(5)	—	71
Depreciation and amortization	846	697	553
Loss on disposal of assets	2	81	—
Changes in assets and liabilities:
Increase in loans held for sale	(20,065)	(9,010)	(6,489)
Increase in other assets	(1,922)	(904)	(932)
Increase (decrease) in other liabilities	(221)	3,626	(215)

Net cash (used in) provided by operating activities	(14,089)	705	(2,773)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	21,591	25,523	24,878
Purchases of securities available for sale	(38,590)	(63,095)	(53,294)
Net increase in loans	(64,098)	(76,902)	(103,282)
Proceeds from sale of equipment	—	7	—
Purchases of premises and equipment	(692)	(1,793)	(1,382)

Net cash used in investing activities	(81,789)	(116,260)	(133,080)

Cash Flows from Financing Activities
Net increase (decrease) in demand, interest-bearing demand and savings deposits	(30,596)	32,746	108,635
Net increase in time deposits	49,899	69,490	10,575
Increase (decrease) in securities sold under agreement to repurchase	13,564	(1,885)	1,059
Net increase in other short-term borrowings	24,191	12,002	24,964
Net increase (decrease) in long term borrowings	19,786	(4,215)	12,035
Proceeds from issuance of common stock	23,446	93	3,383
Repurchase of common stock	(51)	(25)	(360)
Dividends paid	(179)	—	—

Net cash provided by financing activities	100,060	108,206	160,291

Increase (decrease) in cash and cash equivalents	4,182	(7,349)	24,438
Cash and Cash Equivalents
Beginning	23,183	30,532	6,094

Ending	$27,365	$23,183	$30,532

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$21,660	$12,553	$6,071

Cash payments for income taxes	$3,532	$3,830	$1,739

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$388	$(1,180)	$(145)
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available for sale at December 31, 2006 and 2005.
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

Notes to Consolidated Financial Statements
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
Notes to Consolidated Financial Statements
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

Notes to Consolidated Financial Statements
Stock-Based Compensation Plans – Beginning January 1, 2006 the Corporation adopted SFAS No. 123R, which recognizes share-based compensation expense for stock option grants. Prior to 2006 the Corporation applied Accounting Principles Bulletin (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for employee stock compensation plans, and accordingly, did not recognize compensation expense for stock options granted when the option price was greater than or equal to the underlying stock price on the date of grant. The Corporation transitioned to fair-value based accounting for stock-based compensation using the modified prospective application. Under the modified prospective application as it is applicable to the Corporation, SFAS 123R applies to all new option grants and to awards that are cancelled after January 1, 2006. Compensation cost for options outstanding on January 1, 2006 that were not fully vested will be recognized over the remaining vesting periods after the adoption of SFAS 123R. The following table illustrates the effect on net income if the fair-value-based method per 123R had been applied to all outstanding grants for the years ended December 2005 and 2004.

(In Thousands, Except for Per Share Data)	2005	2004
Net income, as reported	$5,897	$3,315
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(285)	(209)

Pro forma net income	$5,612	$3,106

Earnings per share:
Basic — as reported	$0.75	$0.44

Basic — pro forma	$0.71	$0.41

Diluted — as reported	$0.63	$0.36

Diluted — pro forma	$0.60	$0.34

Prior periods have been adjusted for stock split effective December 12, 2005.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:

	Year Ended December 31
	2005	2004
Expected life	6.78 years	7 years
Risk-free interest rate	4.70%	3.52%
Volatility	18.37%	19.50%
Dividend yield	—	—

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
Shareholders’ Equity –In August 2006, the Corporation sold 2,300,000 shares of common stock at $9.38 per share in a public stock offering which netted approximately $20 million in new capital after expenses. In December 2005, the Corporation declared a 2 for 1 stock split. The authorized shares of common stock increased from 30,000,000 to 60,000,000 and par value per share decreased from $1.67 to $0.835.
Recent Accounting Pronouncements — In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and, if either method results in the determination of a material error, the Company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this Bulletin did not have a material effect on the Corporation’s financial condition or results of operations.
Currently Effective in Future Years
In February 2006, The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on financial condition, results of operations or cash flows.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement.

Notes to Consolidated Financial Statements
The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not anticipated to have a material impact on financial condition, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Corporation’s financial statements.
In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Corporation does not believe the adoption of this statement to have a material effect on the Corporation’s consolidated financial statements.
Reclassifications - Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Notes to Consolidated Financial Statements
Note 2. Securities
     Amortized costs and fair values of the securities available for sale as of December 31, 2006 and 2005 are as follows:

	December 31,2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
	( In Thousands)
U.S. Treasury Notes	$990	$6	$—	$996
U.S. Governmental Agencies	92,352	5	(748)	91,609
Mortgage Backed Securities	1,037	4	(1)	1,040
Tax Exempt Municipals	2,893	5	(10)	2,888
Taxable Municipals	1,305	—	(30)	1,275
Mutual Fund	1,500	—	(32)	1,468
Restricted Stock -
Federal Reserve Bank Stock	873	—	—	873
FHLB Stock	5,014	—	—	5,014

	$105,964	$20	$(821)	$105,163

	December 31,2005
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
	( In Thousands)
U.S. Treasury Notes	$1,606	$—	$(4)	$1,602
U.S. Governmental Agencies	76,329	—	(1,069)	75,260
Mortgage Backed Securities	1,392	3	(2)	1,393
Tax Exempt Municipals	2,895	—	(55)	2,840
Taxable Municipals	1,500	—	(34)	1,466
Mutual Fund	1,500	—	(29)	1,471
Restricted Stock -
Federal Reserve Bank Stock	300	—	—	300
FHLB Stock	3,439	—	—	3,439

	$88,961	$3	$(1,193)	$87,771

Notes to Consolidated Financial Statements
The amortized cost and fair value of securities available for sale as of December 31, 2006 by contractual maturities are shown below. Maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
US Treasury & Agencies
Due in one year or less	$34,994	$34,690
Due after one through five years	56,850	56,442
Due after five through ten years	1,498	1,473
Municipals
Due after one through five years	—	—
Due after five through ten years	4,198	4,163
Mortgage Backed Securities:
Due in one year or less	48	49
Due after one through five years	989	991
Mutual Fund	1,500	1,468
Restricted Stock:
Federal Reserve Bank stock	873	873
FHLB stock	5,014	5,014

	$105,964	$105,163

For the years ended December 31, 2006 and 2005, there were no sales of securities available for sale.
The fair value of securities pledged to secure securities sold under agreement to repurchase and for other purposes amounted to $48,950,000 at December 31, 2006 and $41,439,000 at December 31, 2005.

Notes to Consolidated Financial Statements
Investment securities available for sale that have an unrealized loss position at December 31, 2006 and
December 31, 2005 are detailed below

December 31, 2006	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

U.S. Treasury Security	$—	$—	$—	$—	$—	$—
Mortgage Backed Security	—	—	378	(1)	378	(1)
U.S. Government Agencies	24,936	(64)	56,668	(684)	81,604	(748)
Municipals-Taxable	—	—	1,275	(30)	1,275	(30)
Municipals-Tax Exempt	458	(2)	1,408	(9)	1,866	(11)
CRA Mutual Fund	—	—	1,468	(32)	1,468	(32)

Total	$25,394	$(66)	$61,197	$(756)	$86,591	$(822)

December 31, 2005	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

U.S. Treasury Security	$1,602	$(4)	—	—	$1,602	$(4)
Mortgage Backed Security	485	(2)	—	—	485	(2)
U.S. Government Agencies	28,950	(378)	29,309	(691)	58,259	(1,069)
Municipals-Taxable	1,465	(34)	—	—	1,465	(34)
Municipals-Tax Exempt	2,840	(55)	—	—	2,840	(55)
CRA Mutual Fund	1,471	(29)	—	—	1,471	(29)

Total	$36,813	$(502)	$29,309	$(691)	$66,122	$(1,193)

Management does not believe that any individual unrealized loss as of December 31, 2006 is other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

Notes to Consolidated Financial Statements
Note 3. Loans
Net loans are summarized as follows:

	December 31,
	2006	2005
	(In Thousands)
Loans secured by real estate:
Construction and land development	$68,570	$37,054
Residential properties	152,648	156,185
Secured by commercial properties	159,996	137,423
Commercial and industrial loans	51,825	38,516
Consumer loans	555	555

Total loans	433,594	369,733
Less allowance for loan losses	5,452	5,215

Net loans	$428,142	$364,518

Note 4. Allowance for Loan Losses
Changes in the allowance for loan losses were as follows:

	December 31,
	2006	2005	2004
	(In Thousands)
Balance at beginning of year	$5,215	$4,019	$2,565
Provision charged to operating expense	232	1,196	1,462
Loan recoveries	5	—	—
Loan charge-offs	—	—	(8)

Balance at end of year	$5,452	$5,215	$4,019

Non-accrual loans amounted to $360,000 at December 31, 2006 and $1,311,000 at December 31, 2005. If interest had been accrued, such income would have been approximately $17,000 and $189,000 respectively. There were no impaired loans for the above periods.

Notes to Consolidated Financial Statements
Note 5. Premises and Equipment, net
Premises and equipment, net are summarized as follow:

	December 31,
	2006	2005
	(In Thousands)
Land	$2,549	$2,549
Premises	6,162	6,162
Leasehold improvements	447	386
Furniture & Equipment	2,772	2,182

	11,930	11,279
Less accumulated depreciation	(2,332)	(1,629)

	$9,598	$9,650

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2006, 2005 and 2004 was $846,000, $697,000 and $553,000 respectively.

Notes to Consolidated Financial Statements
Note 6. Deposits
The aggregate amount of time deposits with a minimum denomination of $100,000 was $157,565,000 and $129,224,000 at December 31, 2006 and 2005, respectively.
At December 31, 2006, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2007	$178,067
2008	35,276
2009	18,765
2010	4,066
2011	562
Later years	2,664

$239,400

Brokered deposits totaled $64,587,000 and $58,773,000 at December 31, 2006 and 2005 respectively.
Note 7. Borrowings
Short-term borrowings consist of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$14,541	$977
Commercial paper arrangements	20,599	11,219
FHLB borrowings	45,000	36,000
Fed Funds Purchased	4,811	—

Total	$84,951	$48,196

Weighted interest rate	4.84%	4.21%

Average for the year ended December 31:
Outstanding	$83,715	$52,820
Interest rate	4.86%	3.54%

Maximum month-end outstanding	$111,629	$87,519

Notes to Consolidated Financial Statements
Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include short-term advances from the Federal Home Loan Bank of Atlanta, which are secured by mortgage-related loans and U.S. Government Agencies securities. The carrying value of the loans pledged as collateral for FHLB advances total $184,829,000 at December 31, 2006. In addition, the Corporation engaged in commercial paper arrangements with investors payable on demand.
At December 31, 2006, the Corporation’s fixed-rate long-term debt with the Federal Home Loan Bank totals $42,572,000 and matures through 2014. The interest rate on the fixed-rate notes payable ranges from 2.70% to 5.21%.
The contractual maturities of long-term debt at December 31, 2006 are as follows:

Amount
(In Thousands)
Due in 2008	$6,500
Due in 2009	30,000
Due in 2010	2,322
Due in 2014	3,750

Total Due	$42,572

The Company has remaining lines of credit available with Federal Home Loan Bank which totaled $90,068,000 at December 31, 2006.
During 2002, Access National Capital Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On July 30, 2002, $4.1 million of trust preferred securities were issued. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2006 was 9.5%. Interest is payable quarterly. The securities have a mandatory redemption date of July 30, 2032, and are subject to varying call provisions beginning September 30, 2007. The principal asset of the Trust is $4.1 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.
During 2003, Access National Capital Trust II, a wholly-owned subsidiary of the Corporation was formed for the purpose of issuing redeemable Capital Securities. On September 29, 2003, $6.2 million of trust preferred securities were issued. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2006 was 8.57%. Interest is payable quarterly. The securities have a mandatory redemption date of September 29, 2034 and are subject to varying call provisions beginning January 7, 2009. The principal asset of the Trust is $6.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital securities.
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
Note 8. Income Taxes
Net deferred tax assets consisted of the following components as of December 31, 2006 and 2005:

	2006	2005
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	1,424	1,344
Accrual to cash basis adjustment	—	28
Securities Available for Sale	273	405
Deferred fees	426	408
Other	937	588

	3,060	2,773

Deferred tax liability:
Depreciation	135	216

	135	216

Net deferred tax assets included in other assets	$2,925	$2,557

The provision for income taxes charged to operations for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
	(In Thousands)
Current tax expense	$4,429	$4,213	$2,327
Deferred tax (benefit)	(576)	(908)	(538)

	$3,853	$3,305	$1,789

Notes to Consolidated Financial Statements
The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2006, 2005 and 2004 as follows:

	Year Ended December 31
	2006	2005	2004
	(In Thousands)
Computed “expected” tax expense	$3,888	$3,078	$1,565
Increase (decrease) in income taxes resulting from:
State income taxes	12	150	110
Other	(47)	77	(56)
Increase due to tax resulting from gain on acquisition of subsidiary	—	—	170

	$3,853	$3,305	$1,789

Note 9. Commitments and Contingent Liabilities
The Corporation was committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2006, 2005 and 2004 totaled $253,000, $160,000 and $223,000.
The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2007	308
2008	316
2009	258
2010	183
2011	158

$1,223

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Corporation does not anticipate any material loss as a result of these transactions. See Note 11 for additional information.
As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the Federal Reserve. At December 31, 2006 and 2005, the amount of daily average required balances were approximately $1,521,000 and $4,980,000 respectively.

Notes to Consolidated Financial Statements
Note 10. Derivatives
During 2006 and 2005, the Mortgage Corporation entered into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Corporation also has corresponding forward sales commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in non-interest income. The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.
For derivative instruments not designated as hedging instruments, the derivative is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.
At December 31, 2006 and 2005 the Mortgage Corporation had open forward contracts with a notional value of $119,254,000 and $50,000,000 respectively. The fair value of these open forward contracts was $119,551,000 and $49,760,000 respectively.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $17,000,000 and $5,000,000 in outstanding commitments at December 31, 2006 and 2005, respectively.
The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $83,700,000 and $71,995,000 in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2006 and 2005, respectively.
The Mortgage Corporation had locked rate commitments to originate mortgage loans amounting to approximately $76,567,000 and $46,809,000 at December 31, 2006 and 2005 respectively. Loans held for sale totaled $65,320,000 and $45,019,000 at December 31, 2006 and 2005 respectively. The Mortgage Corporation had entered into commitments, on a best-effort basis to sell loans of approximately $19,168,000 at December 31, 2006 and $17,264,000 at December 31, 2005. The Mortgage Corporation had entered into forward loan sale commitments totaling $7,003,000 and $4,077,000 as of December 31, 2006 and 2005 respectively. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Mortgage Corporation does not expect any counterparty to fail to meet its obligations.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $4,592,000 and $3,847,000 at December 31, 2006 and 2005, respectively.
The Corporation has cash accounts in other commercial banks. The amount of deposit at these banks at December 31, 2006 and 2005 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $15,342,000 and $13,279,000 respectively.

Notes to Consolidated Financial Statements
Note 12. Related Party Transactions
The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Corporation for loans totaling $4,180,000 and $4,215,000 at December 31, 2006 and 2005, respectively. During 2006, total principal additions were $2,415,000 and total principal payments were $3,833,000. The aggregate amount of deposits at December 31, 2006 and 2005 from directors and officers was $14,445,000 and $6,556,000 respectively.
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
Total compensation cost for share-based payment arrangements recognized in income during 2006 was $46,000. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $17,000 for 2006.
Cash received from option exercise under share based payment arrangements for 2006, 2005 and 2004 was $759,000, $40,000 and $161,000 respectively. No tax deductions from option exercise of the share-based payment arrangements were received in 2006, 2005 and 2004; accordingly, no actual tax benefit was realized for said years.
The fair value of options granted in 2006 is estimated on the date of grant using the Black-Scholes-Model with the following weighted-average assumptions; Expected life-3years; Risk-free interest rate- 4.76%; Volatility-18.70%; Dividend yield-0%.
Changes in the stock options outstanding under the Stock Plan are summarized as follows:

Notes to Consolidated Financial Statements

	Year Ended December 31
	2006			2005		2004
		Weighted			Weighted		Weighted
		Average	Aggregate		Average		Average
	Number of	Exercise	Intrinsic	Number of	Exercise	Number of	Exercise
	Options	Price	Value	Options	Price	Options	Price
Outstanding at beginning of year	1,277,408	$3.76		1,121,818	$2.85	1,104,136	$2.47
Granted	250	8.95		182,458	9.52	137,414	7.35
Exercised	(446,286)	1.70		(13,854)	2.91	(51,500)	3.12
Forfeited	(16,128)	8.40		(13,014)	7.02	(68,232)	5.38

Outstanding at end of year	815,244	$4.80	$3,879,755	1,277,408	$3.76	1,121,818	$2.85

Options exercisable at year-end	727,020	$4.63	$3,587,439	1,159,598	$3.59	777,174	$2.43

Weighted average fair value per option granted during year		$3.11			$3.44		$2.26
The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3,885,204, $94,077, and $315,754, respectively.
A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant
		Date
	Number of	Fair
Nonvested Shares	Options	Value
Nonvested at January 1, 2006	117,810	$1.70
Granted	250	3.11
Vested	(22,336)	0.65
Forfeited	(7,500)	2.18

Nonvested at December 31, 2006	88,224	$1.93

As of December 31, 2006, there was $41,864 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004, was $14,514, $622,789, and $344,254, respectively.

Notes to Consolidated Financial Statements
Note 13. Capital Requirements
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
At December 31, 2006 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution’s category.

Notes to Consolidated Financial Statements
The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005, in thousands, are also presented in the table:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
December 31, 2006:
Total Capital (to Risk Weighted Assets)
Corporation	$78,491	16.18%	$38,799	8.00%	$48,499	10.00%
Bank	$58,493	12.09%	$38,705	8.00%	$48,382	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	$72,803	15.01%	$19,399	4.00%	$29,099	6.00%
Bank	$52,805	10.91%	$19,353	4.00%	$29,029	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$72,803	11.53%	$25,255	4.00%	$31,569	5.00%
Bank	$52,805	8.37%	$25,229	4.00%	$31,536	5.00%

December 31, 2005:
Total Capital (to Risk Weighted Assets)
Corporation	$47,155	12.11%	$31,151	8.00%	$38,939	10.00%
Bank	$45,238	11.63%	$31,110	8.00%	$38,887	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	$41,970	10.78%	$15,576	4.00%	$23,363	6.00%
Bank	$40,371	10.38%	$15,555	4.00%	$23,332	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$41,970	7.60%	$22,092	4.00%	$27,615	5.00%
Bank	$40,371	7.32%	$22,070	4.00%	$27,587	5.00%

December 31, 2004:
Total Capital (to Risk Weighted Assets)
Corporation	$40,250	12.80%	$25,160	8.00%	$31,449	10.00%
Bank	$35,084	11.17%	$25,120	8.00%	$31,401	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	$34,505	10.97%	$12,580	4.00%	$18,870	6.00%
Bank	$31,156	9.92%	$12,560	4.00%	$18,841	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$34,505	8.83%	$15,629	4.00%	$19,537	5.00%
Bank	$31,156	7.99%	$15,603	4.00%	$19,504	5.00%

Notes to Consolidated Financial Statements
Note 14. Dividend Restrictions
Federal regulations limit the amount of dividends that the Corporation can pay without obtaining prior approval and additionally require that the Corporation maintain a ratio of total capital to assets, as defined by regulatory authorities.
Note 15. Earnings Per Share
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders. All shares and per share amounts have been restated to reflect a 2 for 1 stock split declared in December 2005

	Year Ended December 31
	2006			2005			2004
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except Per Share Data)
Earnings per share
Basic, before extra-ordinary income	$7,593	9,429	$0.81	$5,897	7,867	$0.75	$2,985	7,510	$0.40
Basic	$7,593		$0.81	$5,897		$0.75	$3,315		$0.44

Effect of dilutive securities:
Stock options and warrants		1,113			1,556			1,646
Diluted, before extra-ordinary income			$0.72			$0.63			$0.33
Diluted			$0.72			$0.63			$0.36

Diluted earnings per share	$7,593	10,542	$0.72	$5,897	9,423	$0.63	$3,315	9,156	$0.36

Note 17. Employee Benefits
The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan, which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right for an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $245,000, $495,000, and $187,000 were charged to expense under the Plan for 2006, 2005, and 2004 respectively.

Notes to Consolidated Financial Statements
Note 18. Other Expenses
The Corporation had the following other expenses as of December 31, 2006, 2005, 2004:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Advertising and promotional expense	$4,190	$3,969	$2,048
Investor fees	663	864	595
Broker Fees	2,688	—	—
Other settlement fees	164	295	718
Management fees	1,227	1,957	1,824
Branch Expense	(266)	680	327
Business & Franchise Tax	251	120	147
Audit and Accounting	402	341	120
Consulting Fees	416	323	288
Early Payoff Penalties	320	431	—
Other	2,894	4,397	4,471

	$12,949	$13,377	$10,538

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
At December 31, 2006 and 2005, the majority of off-balance-sheet items is variable rate instruments or converts to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$27,365	$27,365	$23,183	$23,183
Securities available for sale	105,163	105,163	87,771	87,771
Loans held for sale	65,320	65,320	45,019	45,019
Loans, net of allowance	428,142	431,043	364,518	365,911

Total Financial Assets	$625,990	$628,891	$520,491	$521,884

Financial liabilities:
Deposits	$438,932	$435,823	$419,629	$418,249
Short-term borrowings	84,951	84,961	48,196	48,196
Long-term borrowings	42,572	42,657	21,786	21,410
Subordinated debentures	10,311	10,311	10,311	10,311

Total Financial Liabilities	$576,766	$573,752	$499,922	$498,166

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

Notes to Consolidated Financial Statements
The following table presents segment information for the years ended December 31, 2006, 2005 and 2004:

2006	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Elimination	Totals
Revenues:
Interest income	$39,526	$3,972	$250	$(3,810)	$39,938
Gain on sale of loans	—	19,361	—	(52)	19,309
Other	1,645	7,938	1,331	(2,590)	8,324

Total operating income	41,171	31,271	1,581	(6,452)	67,571

Expenses:
Interest expense	20,092	4,053	1,352	(3,815)	21,682
Salaries and employee benefits	6,371	13,032	—	—	19,403
Other	4,120	12,123	1,434	(2,637)	15,040

Total operating expenses	30,583	29,208	2,786	(6,452)	56,125

Income before income taxes	$10,588	$2,063	$(1,205)	$—	$11,446

Total assets	$591,973	$69,749	$9,876	$(26,816)	$644,782

Capital Expenditures	$248	$444	$—	$—	$692

2005	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Elimination	Totals
Revenues:
Interest income	$27,617	$3,085	$91	$(3,000)	$27,793
Gain on sale of loans	—	22,465	—	(103)	22,362
Other	1,570	7,798	1,132	(1,907)	8,593

Total operating income	29,187	33,348	1,223	(5,010)	58,748

Expenses:
Interest expense	11,575	2,760	1,188	(3,003)	12,520
Salaries and employee benefits	5,798	14,739	—	—	20,537
Other	4,594	12,525	1,377	(2,007)	16,489

Total operating expenses	21,967	30,024	2,565	(5,010)	49,546

Income before income taxes	$7,220	$3,324	$(1,342)	$—	$9,202

Total assets	$514,808	$48,883	$9,101	$(35,743)	$537,050

Capital Expenditures	$428	$121	$1,244	$—	$1,793

2004	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Elimination	Totals
Revenues:
Interest income	$17,401	$2,195	$89	$(1,460)	$18,225
Gain on sale of loans	—	17,961	—	(193)	17,768
Other	1,013	7,233	1,081	(1,634)	7,693

Total operating income	18,414	27,389	1,170	(3,287)	43,686

Expenses:
Interest expense	5,949	1,050	992	(1,460)	6,531
Salaries and employee benefits	3,959	14,634	34	—	18,627
Other	4,533	10,172	1,046	(1,827)	13,924

Total operating expenses	14,441	25,855	2,072	(3,287)	39,082

Income before income taxes	$3,973	$1,534	$(902)	$—	$4,604

Total assets	$398,739	$62,180	$35,465	$(76,286)	$420,098

Capital Expenditures	$616	$492	$274	$—	$1,382

Notes to Consolidated Financial Statements
Note 21. Parent Only Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Balance Sheets

	December 31,
	2006	2005
	(In Thousands)
Assets
Cash	$48	$10
Other investments	19,339	1,825
Investment in subsidiaries	52,297	39,605
Other assets	1,182	590

Total assets	$72,866	$42,030

Liabilities
Subordinated debentures	$10,311	$10,311
Other liabilities	260	534

	10,571	10,845

Shareholders’ Equity
Common stock	9,867	6,644
Capital surplus	29,316	9,099
Retained earnings	23,641	16,227
Accumulated other comprehensive income (loss)	(529)	(785)

Total shareholders’ equity	62,295	31,185

Total liabilities and shareholders’ equity	$72,866	$42,030

Notes to Consolidated Financial Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Income
Dividends from subsidiaries	$1,005	$1,014	$795
Interest	250	91	88
Other	95	84	80

	1,350	1,189	963

Expenses
Interest expense on subordinated debentures	879	706	514
Other expenses	832	845	421

Total expenses	1,711	1,551	935

Income (loss) before income taxes and undistributed income of subsidiaries	(361)	(362)	28
Income tax (benefit)	(518)	(525)	(289)

Income before undistributed income of subsidiaries	157	163	317
Undistributed income of subsidiaries	7,436	5,734	2,998

Net income	$7,593	$5,897	$3,315

Notes to Consolidated Financial Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
	(In Thousands)
Cash Flows from Operating Activities
Net income	$7,593	$5,897	$3,315
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(7,436)	(5,734)	(2,998)
(Increase) decrease in other assets	(593)	1,142	(730)
Increase (decrease) in other liabilities	(274)	241	(410)
Stock Based Compensation	46

Net cash provided by (used in) operating activities	(664)	1,546	(823)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	(5,000)	(3,500)	—
(Increase) decrease in other investments	(17,514)	1,888	(2,191)

Net cash (used in) investing activities	(22,514)	(1,612)	(2,191)

Cash Flows from Financing Activities
Repurchase of common stock	(51)	(25)	(360)
Net proceeds from issuance of common stock	23,446	92	3,383
Dividend Paid	(179)	—	—

Net cash provided by financing activities	23,216	67	3,023

Increase in cash and cash equivalents	38	1	9

Cash and Cash Equivalents
Beginning	10	9	—

Ending	$48	$10	$9

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
ITEM 9B – OTHER INFORMATION
None.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors,” “Certain Relationships and Related Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information contained under the captions “Executive Compensation” in the 2007 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the captions “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 2007 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.
Equity Compensation Plan
The following table sets forth information as of December 31, 2006 with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

Equity Compensation Plan Information(1)

(c)
Number of securities
	(a)		remaining available for
	Number of securities to	(b)	future issuance under
	be issued upon	Weighted-average	equity compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected
Plan category	warrants and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders (2)	815,244	$4.81	622,916

Equity compensation plans not approved by security holders	—	—	—

Total	815,244	$4.81	622,916

(1)	All share and dollar per share amounts have been adjusted to give effect to the 10-for-1 stock dividend distributed by the Corporation in April 2001, the 3-for-1 stock dividend distributed June 2003, and the 2-for-1 stock dividend distributed December 2005.

(2)	All shares relate to the Corporation’s 1999 Stock Option Plan, as amended in 2003.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE
The information regarding certain relationships between the Corporation and its directors and officers is contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” in the 2007 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2007 Proxy Statement that is required to be disclosed in this item 14 is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          (a) Exhibit Index:

Exhibit No.	Description
3.1	Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to form 8K dated July 18, 2006 (file number 000-49929))

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K dated August 1, 2005 (file number 000-49929))

4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.0 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

Certain instruments relating to trust preferred securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1+	Employment Letter Agreement between Access National Bank and Michael W. Clarke (incorporated by reference to Exhibit 10.1 to Form 10-K filed March 31, 2005)

10.2+	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 31, 2005)

10.3+	Employment Letter Agreement between Access National Bank and Charles Wimer (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed March 31, 2003)

10.4+	Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 31, 2005)

10.5*+	Schedule of Non-Employee Directors’ Annual Compensation

10.6*+	Base Salaries for Named Executive Officers

10.7+	Access National Bank 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.7.1+	Form of Incentive Stock Option Agreement for Employee under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to Form 8-K filed January 31, 2007 (file number 000-49929))

10.7.2+	Form of Incentive Stock Option for Employee-Director under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.2 to Form 8-K filed January 31, 2007 (file number 000-49929))

10.7.3+	Form of Non-Qualified Stock Option Agreement for Director under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.3 to Form 8-K filed January 31, 2007 (file number 000-49929))

10.8	Lease agreement between Access National Bank and William and Blanca Spencer (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

10.9	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed March 31, 2003 (file number 000-49929))

14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-KSB filed March 30, 2004 (file number 333-109125))

21*	Subsidiaries of Access National Corporation

23*	Consent of BDO Seidman, LLP

24	Power of Attorney (included on the signature page of this report)

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

+	indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation (Registrant)
Date: March 28, 2007	By:	/s/ Michael W. Clarke
Michael W. Clarke
President & CEO

Date: March 28, 2007	By:	/s/ Charles Wimer
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

Signature	Title	Date

/s/ J. Randolph Babbitt J. Randolph Babbitt	Director	March 28, 2007

/s/ Michael W. Clarke Michael W. Clarke	President / CEO & Director (Principal Executive Officer)	March 28, 2007

/s/ John W. Edgemond John W. (Skip) Edgemond	Director	March 28, 2007

/s/ James L. Jadlos James L. Jadlos	Director	March 28, 2007

/s/ Thomas M. Kody Thomas M. Kody	Director	March 28, 2007

/s/ Jacques Rebibo Jacques Rebibo	Chairman of the Board of Directors Director	March 28, 2007

/s/ Robert C. Shoemaker Robert C. Shoemaker	Executive Vice President, Chief Credit Officer & Director	March 28, 2007

/s/ Charles Wimer Charles Wimer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2007