Form 10-Q
period 2007-03-31
ACCESS NATIONAL CORP
filed 2007-05-15
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
The number of shares outstanding of Access National Corporation’s common stock, par value $.835, as of May 11, 2007 was 11,997,487 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets March 31, 2007 and December 31, 2006	Page 2
Consolidated Statements of Income, Three months ended March 31, 2007 and 2006	Page 3
Consolidated Statements of Changes in Shareholders’ Equity Three Months Ended March 31, 2007 and 2006	Page 4
Consolidated Statements of Cash Flows –Three Months Ended March 31, 2007 and 2006	Page 5
Notes to Consolidated Financial Statements	Page 6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 27
Item 4. Controls and Procedures	Page 28

PART II OTHER INFORMATION

Item 1. Legal Proceedings	Page 28
Item 1A. Risk Factors	Page 28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 28
Item 3. Defaults Upon Senior Securities	Page 28

Item 4. Submission of Matters to a Vote of Security Holders	Page 28
Item 5. Other Information	Page 28
Item 6. Exhibits	Page 29

Signatures	Page 30

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	March 31	December 31,
	2007	2006 (a)
	(Unaudited)
ASSETS

Cash and due from banks	$9,511	$11,974
Interest bearing deposits in other banks	24,670	15,391
Securities available for sale, at fair value	93,593	105,163
Loans held for sale	67,429	65,320
Loans, net of allowance for loan losses of $5,746 and $5,452 respectively	451,919	428,142
Premises and equipment	9,842	9,598
Other assets	10,240	9,194

Total assets	$667,204	$644,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing deposits	$91,537	$79,223
Savings and interest-bearing deposits	114,282	120,309
Time deposits	254,868	239,400

Total deposits	460,687	438,932
Other liabilities
Short-term borrowings	82,909	84,951
Long-term borrowings	44,435	42,572
Subordinated debentures	10,311	10,311
Other liabilities	4,554	5,721

Total liabilities	602,896	582,487

SHAREHOLDERS’ EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding,12,020,587 shares at March 31, 2007 and 11,816,929 shares at December 31, 2006	10,037	9,867
Surplus	29,796	29,316
Retained earnings	24,847	23,641
Accumulated other comprehensive income (loss), net	(372)	(529)

Total shareholders’ equity	64,308	62,295

Total liabilities and shareholders’ equity	$667,204	$644,782

(a)	The condensed consolidated balance sheet at December 31, 2006 was derived from audited consolidated financial statements.
See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended March 31
	2007	2006
Interest and Dividend Income
Interest and fees on loans	$9,822	$7,495
Interest on deposits in other banks	188	99
Interest and dividends on securities	1,163	1,051

Total interest and dividend income	11,173	8,645

Interest Expense
Interest on deposits	4,008	3,299
Interest on short-term borrowings	1,399	846
Interest on long-term borrowings	481	202
Interest on subordinated debentures	229	201

Total interest expense	6,117	4,548

Net interest income	5,056	4,097
Provision for loan losses	291	124

Net interest income after provision for loan losses	4,765	3,973

Noninterest Income
Service fees on deposit accounts	102	74
Gain on sale of loans	5,393	4,678
Mortgage broker fee income	1,279	866
Other income	1,205	476

Total noninterest income	7,979	6,094

Noninterest Expense
Salaries and employee benefits	5,219	4,706
Occupancy and equipment	613	518
Other operating expenses	4,953	2,383

Total noninterest expense	10,785	7,607

Income before income taxes	1,959	2,460

Income tax expense	633	837

NET INCOME	$1,326	$1,623

Earnings per common share:
Basic	$0.11	$0.20

Diluted	$0.11	$0.17

Average outstanding shares:
Basic	11,954,863	8,018,133
Diluted	12,255,330	9,658,239
See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007 and 2006
(In Thousands)
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2006	$9,867	$29,316	$23,641	$(529)	$—	$62,295

Comprehensive income:

Net income			1,326		1,326	1,326

Other comprehensive income (loss), unrealized holdings gains arising during the period, net of tax $81				157	157	157

Cash Dividend from DRSPP			(121)			(121)

					$1,483

Common Stock issued for exercise of options and dividend reinvest	170	481				651

Balance, March 31, 2007	$10,037	$29,797	$24,846	$(372)		$64,308

Balance, December 31, 2005	$6,644	$9,099	$16,227	$(785)	$—	$31,185

Comprehensive income:

Net income			1,623		1,623	1,623

Other comprehensive income (loss), unrealized holdings losses arising during the period, net of tax $88				(171)	(171)	(171)

Cash Dividends			(40)			(40)

					$1,452

Common Stock issued for exercise of options and dividend reinvest	120	328				448

Balance, March 31, 2006	$6,764	$9,427	$17,810	$(956)		$33,045

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$1,326	$1,623
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	291	124
Deferred tax (benefit)	(7)	(77)
Stock based compensation	21	18
Provision (benefit) from hedging	(1)	(28)
Net amortization (accretion) on securities	(6)	(1)
Depreciation and amortization	212	197
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(1,579)	(25,380)
(Increase) decrease in other assets	(1,638)	(232)
Increase (decrease) in other liabilities	(1,167)	(2,432)

Net cash (used in) operating activities	(2,548)	(26,188)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	15,705	1,657
Purchases of securities available for sale	(3,891)	(24,387)
Net (increase) in loans	(24,068)	(14,110)
Purchases of premises and equipment	(467)	(186)

Net cash (used in) investing activities	(12,721)	(37,026)

Cash Flows from Financing Activities
Net increase (decrease) in demand, interest-bearing demand and savings	6,187	(5,439)
Net increase in time deposits	15,568	8,922
Net increase in securities sold under agreement to repurchase	62	250
Net increase (decrease) in short-term borrowings	(2,104)	54,321
Net increase (decrease) in long term borrowings	1,863	(2,054)
Proceeds from issuance of common stock	630	430
Dividends paid	(121)	(40)

Net cash provided by financing activities	22,085	56,390

Increase (decrease) in cash and cash equivalents	6,816	(6,824)
Cash and Cash Equivalents
Beginning	27,365	23,183

Ending	$34,181	$16,359

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$6,116	$4,530

Cash payments for income taxes	$2,115	$1,477

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$238	$(259)
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
Access National Bank opened for business on December 1, 1999 and has two active wholly-owned subsidiaries: Access National Mortgage Corporation (the “Mortgage Corporation”) a Virginia corporation engaged in mortgage banking activities, and Access Real Estate LLC. Access Real Estate LLC is a limited liability company established in July, 2003 for the purpose of holding title to the Corporation’s headquarters building, located at 1800 Robert Fulton Drive, Reston, Virginia.
In August 2006, the corporation concluded a public stock offering of 2.3 million shares of common stock that provided approximately $20 million in new capital.
NOTE 2 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2006, included in the Corporation’s Annual Report on Form 10 K for the fiscal year ended December 31, 2006.

NOTE 3 – STOCK BASED COMPENSATION PLANS
During the first quarter of 2007 the Corporation granted 78,100 stock options to officers, directors, and employees under the 1999 Stock Option Plan (“the Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted during the first quarter have a vesting period of two and one half years and expire in three and one half years after the issue date. There were no options granted during the first quarter of 2006.
Stock–based compensation expense recognized in other operating expense during the first quarter of 2007 was approximately $21 thousand and $18 thousand for the same period in 2006. The fair value of options is estimated on the date of grant using a Black-Scholes option-pricing model with the assumptions noted below.
A summary of stock option activity under the Plan for the three months ended March 31, 2007 is presented as follows:

3 Months ended
March 31, 2007
Assumptions
Expected life of option	3.33
Risk-free interest rate	4.72%
Expected volatility of stock	23%
Expected dividend yield	1%

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2006	815,244	$4.80	2.296	$3,885,204
Granted	78,100	$9.58
Exercised	(164,820)	$1.67		$1,297,787
Lapsed or Canceled	(200)	$14.05

Outstanding at March 31, 2007	728,324	$6.03	2.693

Exercisable at March 31, 2007	590,304		2.607

Fair Value per share of Granted Options in 2007	$2.34
Non-Vested Options as of March 31, 2007	138,020
Non-Vested Options as of December 31, 2006	88,224

NOTE 4 — SECURITIES
Amortized costs and fair values of securities available for sale as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Treasury Securities	$991	$6		$997
U.S. Government Agencies	80,333	21	(537)	79,817
Mortgage Backed Securities	990	3	(1)	992
Tax Exempt Municipals	2,892	6	(9)	2,889
Taxable Municipals	1,305	—	(25)	1,280
Mutual Fund	1,500	—	(29)	1,471
Restricted Securities -
Federal Reserve Bank Stock	873	—	—	873
FHLB Stock	5,274	—	—	5,274

Total Securities	$94,158	$36	$(601)	$93,593

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Treasury Notes	$990	$6	$—	$996
U.S. Governmental Agencies	92,352	5	(748)	91,609
Mortgage Backed Securities	1,037	4	(1)	1,040
Tax Exempt Municipals	2,893	5	(10)	2,888
Taxable Municipals	1,305	—	(30)	1,275
Mutual Fund	1,500	—	(32)	1,468
Restricted Stock -
Federal Reserve Bank Stock	873	—	—	873
FHLB Stock	5,014	—	—	5,014

Total Securities	$105,964	$20	$(821)	$105,163

The amortized cost and fair value of securities available for sale as of March 31, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	March 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
US Treasury & Agencies
Due in one year or less	$33,973	$33,748	$34,994	$34,690
Due after one through five years	45,853	45,585	56,850	56,442
Due after five through ten years	1,498	1,481	1,498	1,473
Municipals
Due after five through ten years	4,197	4,169	4,198	4,163
Mortgage Backed Securities Due in one year or less	45	45	48	49
Due after one through five years	945	947	989	991
Mutual Fund	1,500	1,471	1,500	1,468
Restricted Stock:
Federal Reserve Bank stock	873	873	873	873
FHLB stock	5,274	5,274	5,014	5,014

Total	$94,158	$93,593	$105,964	$105,163

Investment securities available for sale that have an unrealized loss position at March 31, 2007 and December 31, 2006 are detailed below
March 31, 2007

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

Mortgage Backed Security	$—	$—	$362	$(1)	$362	$(1)
U.S. Government Agencies	—	—	64,795	(537)	64,795	(537)
Municipals-Taxable	—	—	1,280	(25)	1,280	(25)
Municipals-Tax Exempt	—	—	1,408	(9)	1,408	(9)
CRA Mutual Fund	—	—	1,471	(29)	1,471	(29)

Total	$—	$—	$69,316	$(601)	$69,316	$(601)

December 31, 2006

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

Mortgage Backed Security	$—	$—	$378	$(1)	$378	$(1)
U.S. Government Agencies	24,936	(64)	56,668	(684)	81,604	(748)
Municipals-Taxable	—	—	1,275	(30)	1,275	(30)
Municipals-Tax Exempt	458	(2)	1,408	(9)	1,866	(11)
CRA Mutual Fund	—	—	1,468	(31)	1,468	(31)

Total	$25,394	$(66)	$61,197	$(755)	$86,591	$(821)

Management does not believe that any individual unrealized loss as of March 31, 2007 and December 31, 2006 represents other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

NOTE 5 – LOANS
The following table presents the composition of the loan portfolio at March 31, 2007 and December 31, 2006.

	March 31	Percent of	Dec 31	Percent of
	2007	Total	2006	Total
	(Dollars in thousands)
Commercial	$59,101	12.91%	$51,825	11.95%
Real estate non-residential	178,910	39.09	159,996	36.90
Real estate construction	61,089	13.35	68,570	15.81
Residential real estate	157,815	34.48	152,648	35.21
Consumer	750	0.17	555	0.13

	$457,665	100.00%	$433,594	100.00%

Less allowance for loan losses	5,746		5,452

	$451,919		$428,142

NOTE 6 – SEGMENT REPORTING
The Corporation has two reportable segments: traditional commercial banking and a mortgage banking business. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income.
The commercial bank segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the prime rate. These transactions are eliminated in the consolidation process.
Other includes the operations of Access National Corporation and Access Real Estate LLC. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to interest on subordinated debentures. The primary source of income for Access Real Estate LLC is derived from rents received from the Bank and Mortgage Corporation.

The following table presents segment information for the three months ended March 31, 2007 and 2006:

2007	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Elimination	Totals
Revenues:
Interest income	$11,033	$1,136	$199	$(1,195)	$11,173
Gain on sale of loans	—	5,393	—	—	5,393
Other revenues	426	2,465	263	(568)	2,586

Total revenues	11,459	8,994	462	(1,763)	19,152

Expenses:
Interest expense	5,696	1,273	344	(1,196)	6,117
Salaries and employee benefits	1,668	3,551	—	—	5,219
Other	1,347	4,708	369	(567)	5,857

Total operating expenses	8,711	9,532	713	(1,763)	17,193

Income (loss) before income taxes	$2,748	$(538)	$(251)	$—	$1,959

Total assets	$609,145	$71,675	$9,891	$(23,507)	$667,204

2006	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$8,682	$634	$13	$(684)	$8,645
Gain on sale of loans	—	4,678	—	—	4,678
Other revenues	400	1,330	311	(625)	1,416

Total revenues	9,082	6,643	575	(1,309)	14,739

Expenses:
Interest expense	4,233	681	318	(684)	4,548
Salaries and employee benefits	1,531	3,175	—	—	4,706
Other	982	2,251	417	(625)	3,025

Total operating expenses	6,746	6,107	735	(1,309)	12,279

Income (loss) before income taxes	$2,336	$536	$(160)	$—	$2,460

Total assets	$560,877	$72,756	$37,405	$(78,560)	$592,478

NOTE 7 – EARNINGS PER SHARE (EPS)
The following tables show the calculation of both Basic and Diluted earnings per share (“EPS”) for the three months ended March 31, 2007 and 2006 respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(In thousands, except per share data)
BASIC EARNINGS PER SHARE:
Net income	$1,326	$1,623
Weighted average shares outstanding	11,954,863	8,018,133

Basic earnings per share	$0.11	$0.20
DILUTED EARNINGS PER SHARE:
Net income	$1,326	$1,623
Weighted average shares outstanding	11,954,863	8,018,133
Stock options and warrants	300,467	1,640,106

Weighted average diluted shares outstanding	12,255,330	9,658,239

Diluted earnings per share	$0.11	$0.17
NOTE 8 — DERIVATIVES
The Mortgage Corporation carries all derivative instruments at fair value as either assets or liabilities in the consolidated balance sheets. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), provides specific accounting provisions for derivative instruments that qualify for hedge accounting. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in SFAS 133.
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
At March 31, 2007 and December 31, 2006 the Mortgage Corporation had derivative financial instruments with a notional value of $179.8 million and $195.8 million respectively. The fair value of these derivative instruments at March 31, 2007 and December 31, 2006 was $179.8 million and $195.7 million respectively.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends SFAS No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on financial condition, results of operations or cash flows.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”) establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While SFAS applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this statement to have a material impact on the Corporation’s financial statements.
In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Corporation is evaluating the impact of this new standard but currently does not believe the adoption of this statement will have a material effect on the Corporation’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiaries (the “Corporation”) for the three months ended March 31, 2007 and 2006. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to: changes in the Corporation’s competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and the Corporation’s ability to compete effectively against other financial institutions in its banking markets; the Corporation’s potential growth, including its entrance or expansion into new markets, the opportunities that may be presented to and pursued by it and the need for sufficient capital to support that growth; the Corporation’s ability to manage growth; changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; the strength of the economy in the Corporation’s target market area, as well as general economic, market, or business conditions; changes in the quality or composition of the Corporation’s loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in the Corporation’s markets, or in the repayment ability of individual borrowers or issuers; an insufficient allowance for loan losses as a result of inaccurate assumptions; the Corporation’s reliance on dividends from the Bank as a primary source of funds; the Corporation’s reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet the Bank’s liquidity needs; changes in laws, regulations and the policies of federal or state regulators and agencies; the Corporation’s mortgage loan business and the offering of non-conforming mortgage loans; and other circumstances, many of which are beyond the Corporation’s control. Standard representations and warranties issued in connection with Loans Held for Sale may impact earnings due to the potential need to repurchase loans due to early payment defaults and other reasons. The subsequent cost of liquidating these loans may adversely impact earnings. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.
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

Derivative Financial Instruments – The Mortgage Corporation carries all derivative instruments at fair value as either assets or liabilities in the consolidated balance sheets. SFAS 133 provides specific accounting provisions for derivative instruments that qualify for hedge accounting. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in SFAS 133.
Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit and, at March 31, 2007, these commitments amounted to $25.3 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At March 31, 2007, the Bank had approximately $108.0 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.
FINANCIAL CONDITION (March 31, 2007 compared to December 31, 2006)
The Corporation’s assets increased $22.4 million from $644.8 million at December 31, 2006 to $667.2 million at March 31, 2007. The growth in assets occurred in loans held for investment, interest bearing balances and loans held for sale. Loans held for investment increased $24.1 million over year end. Investment securities decreased approximately $11.6 million due to maturities that were not reinvested. Interest bearing deposits increased $9.3 million and loans held for sale increased by $2.1 million. The growth in loans held for investment is due to our commitment to meeting the credit needs of our existing clients, and new clients. The volume of loans held for sale is primarily due to the expansion of the wholesale division. This category of loans is subject to volatility due to changes in interest rates and the general economic outlook for the housing market. Management continues to employ a strategy of attracting highly qualified professional lenders to support future growth in the loans held for investment.
Asset growth during the period was funded by a combination of deposit growth, and an increase in long-term borrowings. Deposits increased $21.8 million and totaled $460.7 million at March 31, 2007 up from $438.9 million at December 31, 2006. Long term borrowings at March 31, 2007 totaled $44.4 million, an increase of $1.9 million from December 31, 2006, and investment securities decreased $11.6 million.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, mortgage backed securities, obligations of states and political subdivisions, and Federal Reserve and Federal Home Loan Bank stock. At March 31, 2007 the securities portfolio totaled $93.6 million, down from $105.2 million on December 31, 2006. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $0.4 million on March 31, 2007. Investment securities are used to provide liquidity, generate income, and to temporarily supplement loan growth as needed.
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
At March 31, 2007, loans held for investment increased by $24.1 million from December 31, 2006 and totaled $457.7 million.
Commercial loans increased $7.3 million, commercial real estate loans increased $18.9 million, construction loans decreased $7.5 million, and residential real estate loans increased $5.2 million compared to December 31, 2006. See Note 5 for a table that summarizes the composition of the Corporation’s loan portfolio. The increase in loans is attributable to servicing the needs of existing clients and new business originating from, referrals, community involvement, and increased name recognition and acceptance of the Bank’s products and services within the marketplace. Management intends to increase loan officer staffing and support to facilitate continued growth in the portfolio. The following is a summary of the Loan Portfolio Held for Investment at March 31, 2007.
Commercial Loans: Commercial Loans represent 12.9% of our held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 13.4% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Commercial Real Estate Loans: Also known as “Commercial Mortgages”, loans in this category represent 39.1% of our loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Residential Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represent 34.5% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 15.7%; First Trust Mortgage Loans 78.0%; Loans Secured by a Junior Trust 3.8%; Multi-family loans and loans secured by Farmland 2.5%.
Home Equity Loans are extended to borrowers in our target market. Real estate equity is the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Loans are most frequently secured by a second lien on residential property. 1-4 Family Residential First Trust Loan, or “First Mortgage Loan,” proceeds are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust Loans, or “Loans Secured by a Second Trust Loans,” are loans to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.
Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.
Consumer Loans: Consumer Loans make up approximately 0.2% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and the Board of Directors: repayment capacity, collateral value, savings pattern, credit history and stability.
Loans Held for Sale (“LHFS”)
Loans Held for Sale are originated by the Mortgage Corporation and carried on our books at the lower of cost or market value. These loans are residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor. In the first quarter of 2007 we originated $309.8 million of loans processed in this manner. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors. At March 31, 2007 loans held for sale totaled $67.4 million compared to $65.3 million at year end 2006. The increase in loans held for sale that is primarily due to increase in loan originations during the month of March.

Brokered Loans
Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. For the first three months of 2007, we originated a total volume of $59.7 million in residential mortgage loans under this type of delivery method, as compared to $33.7 million for the same period of 2006. Brokered loans accounted for 19.3% of the total loan volume for the first three months of 2007.
Allowance for Loan Losses
The Bank’s allowance for loan losses increased by $294 thousand which includes a $3 thousand recovery on a previously charged off loan and totaled $5.7 million at March 31, 2007 compared to $5.5 million at year end 2006. The allowance for loan losses at March 31, 2007 and December 31, 2006 was 1.26% of total loans held for investment. The allowance for Commercial loans as a percent of the total Commercial loans amounted to 1.7%, compared to 1.5% at year end 2006. The allowance for Construction Loans was 1.5% of total Construction loans at March 31, 2007 and 1.5% at December 31, 2006. The allowance for Commercial Real Estate loans was 1.4% of total Commercial Real Estate loans as of March 31, 2007 and 1.4% at year end 2006. The allowance for Residential Real Estate loans was 0.8% of total Residential Real Estate loans at March 31, 2007 and December 31, 2006. Although actual loan losses have been insignificant, our senior credit management, with over 60 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes, volume, changes in individual risk ratings on new loans and trend analysis. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by, our internal audit program and bank regulators and such reviews have not resulted in any material adjustment to the reserve.
The Bank does not have a meaningful history of charge offs with which to establish trends in loan losses by loan classifications. As of March 31,2007 the total net charge offs for the seven years of operation was approximately $11 thousand. The overall allowance for loan losses is equivalent to approximately 1.26% of total loans held for investment. The methodology as to how the allowance was derived is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.
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
With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this Bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the Bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this Bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic condition generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of March 31, 2007 our evaluation of these factors supported approximately 90.7% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.

When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan analysis comprises the “Specific Reserve” and accounted for 0% of the total loss reserve at March 31, 2007.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of March 31, 2007 the threshold range for this component was 0.00% to 0.15% of the total loan portfolio and accounted for approximately 9.3% of the total loss reserve. At March 31, 2007 the unallocated reserve amounted to $0.5 million and equaled 0.12% of total loans.
An analysis of the Corporation’s allowance for loan losses as of and for the period indicated is set forth in the following tables:
Allowance for Loan Losses
(In Thousands)

	2006	2005
Balance as of December 31	$5,452	$5,215

Charge offs	—	—
Recoveries	3	—
Provision	291	124

Balance as of March 31	$5,746	$5,339

Allocation of the Allowance for Loan Losses

	March 31, 2007				December 31, 2006
			Allowance				Allowance
			for Loan				for Loan
	Amount	Percentage	Loss	Percentage	Amount	Percentage	Loss	Percentage
	(Dollars In Thousands)
Commercial	$59,101	12.91%	$997	17.35%	$51,825	11.95%	$802	14.71%
Commercial real estate	178,910	39.09	2,541	45.37	159,996	36.90	2,296	42.11
Real estate construction	61,089	13.35	889	17.76	68,570	15.81	1,055	19.35
Residential real estate	157,815	34.48	1,313	23.68	152,648	35.21	1,293	23.72
Consumer	750	0.17	6	0.27	555	0.13	6	0.11

	$457,665	100.00%	$5,746	100.00%	$433,594	100.00%	$5,452	100.00%

Reserve for Potential Loan Losses – Loans Held for Sale (LHFS)
The Mortgage Corporation maintains a reserve separately from the Bank specifically for LHFS and is not included in the Bank’s Allowance for Loan Losses.
The risks associated with the LHFS activity of the Mortgage Corporation differs from the risks associated with Loans Held for Investment and is therefore accounted for separately by the Mortgage Corporation. The risks associated with LHFS center around early payment defaults, borrower fraud and failure of our investors to purchase loans. Prior to the period ended March 31, 2007 the reserve for this activity was not material.
LHFS are added to a “Reserve Schedule” as soon as management is able to ascertain or substantiate a claim or loss potential related to a sold loan. In March, the Mortgage corporation expensed $913 thousand to other operating expense in response to an evaluation of approximately $6 million in loans previously sold. The balance in the Reserve for Potential Loan Losses was increased to approximately $1.2 million at March 31, 2007, up from $233 thousand at December 31, 2006. The amount of the Reserve for Potential Loan Losses is based on Management’s estimate of the financial risks associated with each loan and the likely disposition action. Disposition may be in the form of collateral liquidation or resale to a third party at a discount.
Nonperforming Loans And Past Due
At March 31, 2007 the Bank had no loans in non-accrual status. There were three loans totaling $530 thousand in non-accrual status at the Mortgage Corporation There was one Bank loan past due more than 30 days amounting to $1.2 million.
Deposits
Deposits are the primary source of funding loan growth. At March 31, 2007 deposits totaled $460.7 million compared to $438.9 million on December 31, 2006, an increase of $21.8 million. Non-Interest Bearing accounts increased $12.3 million, savings and interest-bearing accounts declined $6.0 million and time deposits increased $15.5 million. The decline in savings and interest-bearing accounts was offset by the increase in higher yielding time deposits. The Bank’s core deposit base is comprised primarily of commercial accounts and, due to the inherent nature of these accounts; balances can be subject to wide fluctuations.
In March 2007 the Bank opened a new banking office in Loudoun County and plans to open one in Prince William County during the third quarter. The new branches are expected to provide an opportunity to expand our deposit base.
Shareholders’ Equity
Shareholders’ equity was $64.3 million at March 31, 2007. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholder’s equity increased by $2.0 million during the three months ended March 31, 2007. The increase is due to the retention of earnings and the exercise of stock options and dividends reinvested. Other comprehensive (loss), representing unrealized gains and losses on available for sale securities, decreased $157 thousand net of taxes.
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

Risk Based Capital Analysis

	March 31,	December 31,
	2007	2006
	(In Thousands)
Tier 1 Capital:
Common stock	$10,037	$9,867
Capital surplus	29,796	29,317
Retained earnings	24,847	23,640
Less: Net unrealized loss on equity securities	(19)	(21)
Subordinated debentures	10,000	10,000

Total Tier 1 capital	74,661	72,803

Subordinated debentures not included in Tier 1	—	—
Allowance for loan losses	5,990	5,688

Total risk based capital	$80,651	$78,491

Risk weighted assets	$509,158	$484,987

Quarterly average assets	$647,080	$631,378

			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	14.66%	15.01%	4.00%
Total risk based capital ratio	15.84%	16.18%	8.00%
Leverage ratio	11.54%	11.53%	4.00%

RESULTS OF OPERATIONS (March 31, 2007)
Summary
Net income for the three months ended March 31, 2007 totaled $1.3 million compared to $1.6 million for the same period in 2006. Basic earnings per common share amounted to $0.11 per share for the three months ended March 31, 2007, compared to $0.20 per share for the same period in 2006. Diluted earnings per share were $0.11 and $0.17 for the three month period ended March 31 in 2007 and 2006 respectively. Earnings were impacted by a $913 thousand charge to other operating expense to increase the reserve for potential loan losses at the Mortgage Corporation. The increase in the Mortgage Corporation’s reserve for potential loan losses was deemed prudent after analyzing the potential need to repurchase approximately $6.0 million in loans previously sold. The management of the Mortgage Corporation believes this repurchase activity is an isolated event based on current market conditions. Previous repurchase activity has not been material. Although there can be no assurance, future repurchase activity is not expected to be material.
Interest and fees on loans increased by $2.3 million in the first quarter ended March 31, 2007 over the same period of 2006 reflecting the $24.1 million increase in loans held for investment over year end. Non–interest income totaled $8.0 million for the three months ended March 31, 2007 compared to $6.1 million for the same period in 2006. This increase is primarily due to the gains on mortgage loans held for sale.
Net Interest Income
Net interest income, the principal source of bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. Our net interest margin increased 9 basis points during the first three months from 3.14% in 2006 to 3.23% in 2007. The increase in net interest margin is due to a $104.5 million increase in earning assets over the first quarter of 2006.
Net interest income for the three months ended March 31, 2007 increased to $5.1 million compared to $4.1 million for the same period in 2006. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. The yield on earning assets increased from 6.61% in 2006 to 7.12% in 2007.
Total interest expense for the first three months of 2007 increased $1.6 million from $4.5 million in 2006 to $6.1 million. Total interest bearing deposits averaged approximately $353.0 million at period ended March 31, 2007 compared to $339.6 million at March 31, 2006. Borrowed funds for three months ended March 31, 2007 averaged $161.3 million compared to $107.2 million for the corresponding period in 2006. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities at March 31, 2007 was 4.76%, up from 4.07% at March 31, 2006.

Volume and Rate Analysis

	Three Months Ended March 31,
	2007 compared to 2006
		Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$105	$59	$46
Loans	2,328	1,782	546
Interest-bearing deposits	96	66	30

Total Increase (Decrease) in Interest Income	2,529	1,907	622

Interest Bearing Liabilities:
Interest-bearing demand deposits	(9)	(7)	(2)
Money market deposit accounts	(140)	(213)	73
Savings accounts	61	40	21
Time deposits	797	343	454

Total interest-bearing deposits	709	163	546
FHLB Advances	413	280	133
Securities sold under agreements to repurchase	48	45	3
Other short-term borrowings	92	82	10
Long-term borrowings	280	220	60
Subordinated debentures	28	—	28

Total Increase (Decrease) in Interest Expense	1,570	790	780

Increase (Decrease) in Net Interest Income	$959	$1,117	$(158)

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Month
	Period Ended March 31,
	2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$104,921	$1,168	4.45%	$99,572	$1,063	4.27%
Loans(2)	508,378	9,822	7.73%	414,633	7,495	7.23%
Interest bearing balances	14,922	188	5.04%	9,504	99	4.17%

Total interest earning assets	628,221	11,178	7.12%	523,709	8,657	6.61%

Non-interest earning assets:
Cash and due from banks	6,634			10,284
Premises, land and equipment	9,723			9,683
Other assets	8,074			5,646
Less: allowance for loan losses	(5,574)			(5,250)

Total non-interest earning assets	18,857			20,363

Total Assets	$647,078			$544,072

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$9,770	$52	2.13%	$11,073	$61	2.20%
Money market deposit accounts	105,991	1,081	4.08%	127,282	1,221	3.84%
Savings accounts	5,146	62	4.82%	494	1	0.81%
Time deposits	232,066	2,813	4.85%	200,727	2,016	4.02%

Total interest-bearing deposits	352,973	4,008	4.54%	339,576	3,299	3.89%
FHLB Advances	83,674	1,132	5.41%	61,933	719	4.64%
Securities sold under agreements to repurchase	6,231	61	3.92%	1,592	13	3.27%
Other short-term borrowings	19,707	206	4.18%	11,768	114	3.87%
FHLB Long-term borrowings	41,401	481	4.65%	21,668	202	3.73%
Subordinated Debentures	10,311	229	8.88%	10,311	201	7.80%

Total interest-bearing liabilities	514,297	6,117	4.76%	446,848	4,548	4.07%

Non-interest bearing liabilities:
Demand deposits	63,594			60,302
Other liabilities	4,480			4,482

Total liabilities	582,371			511,632
Shareholders’ Equity	64,709			32,440

Total Liabilities and Shareholders’ Equity:	$647,080			$544,072

Interest Spread(3)			2.36%			2.54%

Net Interest Margin(4)		$5,061	3.22%		$4,109	3.14%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non-Interest Income
Non-interest income consists of revenue generated from other financial services and activities. The Mortgage Corporation provides the most significant contributions towards non-interest income. Total non-interest income was $8.0 million for the three month period ending March 31, 2007 compared to $6.1 million for the same period in 2006, an increase of $1.9 million. Gains on the sale of loans originated by the Mortgage Corporation totaled $5.4 million for the three months ending March 31, 2007, compared to $4.7 million for the same period in 2006. Mortgage broker fees amounted to $1.3 million for the three month period ended March 31, 2007, up from $0.9 million for the same period in 2006. Other income totaled $1.2 million, for the first three months of 2007 up from $0.4 million for the same period in 2006. The increase in other income is primarily due to a $400 thousand increase in settlement fees and an increase of approximately $400 thousand in other loan fees.
Non-Interest Expense
Non-interest expense totaled $10.8 million for the three months ended March 31, 2007 compared to $7.6 million for the same period in 2006. Salaries and benefits totaled $5.2 million for the first three months of 2007, compared to $4.7 million for the same period last year due to increases in staff at both the Bank and Mortgage Corporation. Other operating expenses totaled approximately $5.0 million at March 31, 2007, up from $2.4 million at March 31, 2006. The increase in other operating expenses is primarily attributable to a $1.2 million increases in broker fees and the $913 thousand increase in the provision for potential loan losses relating to loans held for sale. As with other non-interest income associated with the Mortgage Corporation non-interest expense also fluctuates with loan origination volumes.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At March 31, 2007, overnight interest bearing balances totaled $24.7 million and securities available for sale totaled $93.6 million.
The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At March 31, 2007, the Bank had a line of credit with the Federal Home Loan Bank of Atlanta totaling $193.1 million and had outstanding variable rate loans of $45 million, and an additional $44.4 million in term loans at fixed rates ranging from 2.70% to 5.34% leaving $103.7 million available on the line. In addition to the line of credit at the Federal Home Loan Bank, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of March 31, 2007, outstanding repurchase agreements totaled $14.6 million and commercial paper issued amounted to $23.3 million. The interest rates on these instruments is variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at March 31, 2007 these lines amounted to $22.6 million. The Corporation also has $10.3 million in subordinated debentures to support the growth of the organization.

Borrowed Funds Distribution

	March 31,	December 31,
	2007	2006
	(Dollars In Thousands)
At Period End
FHLB Advances	$45,000	$45,000
FHLB long term borrowings	44,435	42,572
Securities sold under agreements to repurchase	14,603	14,541
Other short term borrowings	23,306	20,599
Subordinated debentures	10,311	10,311
Fed Funds Purchased	—	4,811

Total at period end	$137,655	$137,834

Average Balances
FHLB Advances	$83,674	$61,066
FHLB long term borrowings	41,401	23,722
Securities sold under agreements to repurchase	6,231	4,644
Other short term borrowings	19,707	18,005
Subordinated debentures	10,311	10,311

Total average balance	$161,324	$117,748

Contractual Obligations
There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of March 31, 2007. The table below reflects the outcome of these analyses at March 31, 2007, assuming a flat balance sheet. According to the model run for the period ended March 31, 2007 projecting forward over a twelve month period, an immediate 100 basis points increase in interest rates would result in a decline in net interest income by 0.84%. An immediate 100 basis points decline in interest rates would result in an increase in net interest income by 1.55%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income. The following table reflects the Corporation’s earnings sensitivity profile as of March 31, 2007.
Rate Shock Analysis
March 31, 2007

	Hypothetical	Hypothetical Percentage
Change in Federal	Percentage Change In	Change In Economic
Funds Target Rate	Earnings	Value of Equity
3.00%	-2.61%	-17.52%
2.00%	-1.71%	-11.37%
1.00%	-0.84%	-5.76%
-1.00%	1.55%	5.36%
-2.00%	2.81%	10.48%
-3.00%	2.94%	16.27%
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
The Mortgage Corporation is party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed to, as locked by both the Corporation and the borrower for specified periods of time. When the borrower locks its interest rate, the Corporation effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Corporation must honor the interest rate for the specified time period. The Corporation is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Corporation utilizes either a best efforts sell forward commitment or a mandatory sell forward commitments to economically hedge the changes in fair value of the loan due to changes in market interest rates. Failure to effectively monitor, manage and hedge the interest rate risk associated with the mandatory commitments subjects the Corporation to potentially significant market risk.
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
Many of our competitors are well-established, larger financial institutions and many offer products and services that we do not. Many have substantially greater resources, name recognition and market presence that benefit them in attracting business. Some of our competitors are not subject to the same regulation as is imposed on bank holding companies and federally-insured national banks, including credit unions which do not pay federal income tax, and, therefore, have regulatory advantages over us in accessing funding and in providing various services. While we believe we compete effectively with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller asset base, lack of geographic diversification and inability to spread our marketing costs across a broader market. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new, or to retain existing, clients may reduce or limit our net income and our market share and may adversely affect our results of operations, financial condition and growth.
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

In addition to the financial strength and cash flow characteristics of each of our borrowers, the bank often secures loans with real estate collateral. At March 31, 2007, approximately 86.9% of our bank’s loans held for investment have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
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
We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us. The amount of future losses, however, is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values that are beyond our control, and these future losses may exceed our current estimates. Our allowance for loan losses at March 31, 2007 was $5.7 million. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance and reduce our earnings and capital.
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
We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives that would be offset by an inverse change in the value of loans held for sale and mortgage-related securities. We cannot assure you, however, that our hedging strategy and use of derivatives will offset the risks related to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “— Quantitative and Qualitative Market Risk Disclosure.”
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
The mortgage company’s ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae and Freddie Mac and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae and Freddie Mac, are government-sponsored enterprises whose activities are governed by federal law, and while we do not actively participate in their programs, they do have substantial market influence. Any future changes in laws that significantly affect the activity of these government-sponsored enterprises and other institutional and non-institutional investors or any impairment of our ability to participate in such programs could, in turn, adversely affect our operations.
We may be exposed to greater risks from offering non-conforming mortgage loans.
We are an acquirer and originator of non-conforming residential mortgage loans for sale into the secondary market. These are residential mortgages that do not qualify for purchase by government sponsored agencies such as Fannie Mae and Freddie Mac. Our operations may be negatively affected due to our investments in non-conforming mortgage loans. Credit, liquidity and repurchase risks associated with non-conforming mortgage loans may be greater than those for conforming mortgage loans. We, therefore, may assume the risk of increased delinquency rates and/or credit losses as well as interest rate risk.
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
Our ability to pay dividends is subject to regulatory restrictions, and we may be unable to pay future dividends.
Our ability to pay dividends is subject to regulatory restrictions and the need to maintain sufficient consolidated capital. Also, our only source of funds with which to pay dividends to our shareholders is dividends we receive from our bank, and the bank’s ability to pay dividends to us is limited by its own obligations to maintain sufficient capital and regulatory restrictions. If these regulatory requirements are not satisfied, we will be unable to pay dividends on our common stock. We paid our first cash dividends on February 24, 2006. We cannot guarantee that dividends will not be reduced or eliminated in future periods.
Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.
We have supported our continued growth by issuing trust preferred securities through two special purpose trusts and accompanying junior subordinated debentures. At March 31, 2007, we had outstanding trust preferred securities totaling $10.3 million. We unconditionally guaranteed payment of principal and interest on the trust preferred securities. Also, the junior subordinated debentures we issued to the special purpose trust that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We do have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.
Certain provisions under our articles of incorporation and applicable law may make it difficult for others to obtain control of our corporation even if such a change in control may be favored by some shareholders.
In addition to the amount of common stock controlled by our chairman of the board and other principal shareholder as described below under “Selling Shareholders,” certain provisions in our articles of incorporation and applicable Virginia corporate and banking law may have the effect of discouraging a change of control of our company even if such a transaction is favored by some of our shareholders and could result in shareholders receiving a substantial premium over the current market price of our shares. The primary purpose of these provisions is to encourage negotiations with our management by persons interested in acquiring control of our corporation. These provisions may also tend to perpetuate present management and make it difficult for shareholders owning less than a majority of the shares to be able to elect even a single director.
Our securities are not FDIC insured.
Our common stock is not a savings or deposit account or other obligation of the bank, and is not insured by the FDIC’s Deposit Insurance Fund or any other governmental agency and is subject to investment risk, including the possible loss of principal.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other information
     None

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K dated August 1, 2005 (file number 000-49929))

10.2+*	Employment Agreement between Dean F. Hackemer and Access National Mortgage Corp. dated May 11, 2007

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

+	indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation (Registrant)
Date: May 14, 2007	By:	/s/ Michael W. Clarke
Michael W. Clarke
President & Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)