Form 10-Q
period 2007-06-30
ACCESS NATIONAL CORP
filed 2007-08-14
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      ☐ Yes  ☑ No
The number of shares outstanding of Access National Corporation’s common stock, par value $.835, as of August 8, 2007 was 11,757,560 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets, June 30, 2007 and December 31, 2006	Page 2
	Consolidated Statements of Income, three and six months ended June 30, 2007 and 2006	Page 3
	Consolidated Statements of Changes in Shareholders' Equity, six months ended June 30, 2007 and 2006	Page 5
	Consolidated Statements of Cash Flows, six months ended June 30, 2007 and 2006	Page 6
	Notes to Consolidated Financial Statements	Page 7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 29
Item 4.	Controls and Procedures	Page 30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 30
Item 1A.	Risk Factors	Page 30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 30
Item 3.	Defaults Upon Senior Securities	Page 30
Item 4.	Submission of Matters to a Vote of Security Holders	Page 31
Item 5.	Other Information	Page 31
Item 6.	Exhibits	Page 32

	Signatures	Page 33

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and due from banks	$8,209	$11,974
Interest bearing deposits in other banks	5,239	15,391
Securities available for sale, at fair value	95,182	105,163
Loans held for sale	76,409	65,320
Loans, net of allowance for loan losses of $6,211 and $5,452, respectively	481,612	428,142
Premises and equipment	9,698	9,598
Other assets	11,458	9,194

Total assets	$687,807	$644,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits Non-interest bearing deposits	$79,392	$79,223
Savings and interest-bearing deposits	121,900	120,309
Time deposits	276,001	239,400

Total deposits	477,293	438,932

Other liabilities
Short-term borrowings	89,428	84,951
Long-term borrowings	41,298	42,572
Subordinated debentures	10,311	10,311
Other liabilities	4,402	5,721

Total liabilities	622,732	582,487

SHAREHOLDERS’ EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 11,966,460 shares in 2007 and 11,816,929 shares in 2006	9,992	9,867
Surplus	29,349	29,316
Retained earnings	26,234	23,641
Accumulated other comprehensive income (loss), net	(500)	(529)

Total shareholders’ equity	65,075	62,295

Total liabilities and shareholders’ equity	$687,807	$644,782

     See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMETNS OF INCOME
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Interest and Dividend Income
Interest and fees on loans	$10,297	$8,479
Interest on deposits in other banks	171	89
Interest and dividends on securities	1,049	1,208

Total interest and dividend income	11,517	9,776

Interest Expense
Interest on deposits	4,438	3,726
Interest on short-term borrowings	1,417	1,234
Interest on long-term borrowings	509	195
Interest on subordinated debentures	223	216

Total interest expense	6,587	5,371

Net interest income	4,930	4,405
Provision for loan losses	465	49

Net interest income after provision for loan losses	4,465	4,356

Noninterest Income
Service fees on deposit accounts	83	82
Gain on sale of loans	5,171	3,797
Mortgage broker fee income	1,019	1,347
Other income	1,829	1,434

Total noninterest income	8,102	6,660

Noninterest Expense
Salaries and employee benefits	5,300	4,860
Occupancy and equipment	616	507
Other operating expenses	4,362	2,872

Total noninterest expense	10,278	8,239

Income before income taxes	2,289	2,777

Income tax expense	782	971

NET INCOME	$1,507	$1,806

Earnings per common share:
Basic	$0.13	$0.22

Diluted	$0.12	$0.19

Average outstanding shares:
Basic	12,002,861	8,220,963
Diluted	12,288,247	9,537,473
See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except for Share Data)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Interest and Dividend Income
Interest and fees on loans	$20,119	$15,973
Interest on deposits in other banks	359	188
Interest and dividends on securities	2,212	2,260

Total interest and dividend income	22,690	18,421

Interest Expense
Interest on deposits	8,446	7,025
Interest on short-term borrowings	2,816	2,080
Interest on long-term borrowings	990	397
Interest on subordinated debentures	452	417

Total interest expense	12,704	9,919

Net interest income	9,986	8,502
Provision for loan losses	756	173

Net interest income after provision for loan losses	9,230	8,329

Noninterest Income
Service fees on deposit accounts	185	156
Gain on sale of loans	10,564	8,475
Mortgage broker fee income	2,298	2,213
Other income	3,034	1,910

Total noninterest income	16,081	12,754

Noninterest Expense
Salaries and employee benefits	10,519	9,566
Occupancy and equipment	1,229	1,025
Other operating expenses	9,315	5,255

Total noninterest expense	21,063	15,846

Income before income taxes	4,248	5,237

Income tax expense	1,415	1,808

NET INCOME	$2,833	$3,429

Earnings per common share:
Basic	$0.24	$0.42

Diluted	$0.23	$0.36

Average outstanding shares:
Basic	11,978,862	8,119,548
Diluted	12,271,789	9,597,856
See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007 and 2006
(In Thousands)
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2006	$9,867	$29,316	$23,641	$(529)	$—	$62,295

Comprehensive income:

Net income			2,833		2,833	2,833

Other comprehensive income (loss), unrealized securities gains arising during the period, net of deferred taxes				29	29	29

Cash dividends			(240)			(240)

					$2,862

Common stock issued for dividend re-investment and the exercise of options	214	908				1,122

Shares Repurchased	(89)	(875)				(964)

Balance, June 30, 2007	$9,992	$29,349	$26,234	$(500)		$65,075

Balance, December 31, 2005	$6,644	$9,099	$16,227	$(785)	$—	$31,185

Comprehensive income:

Net income			3,429		3,429	3,429

Other comprehensive income (loss), unrealized securities losses arising during the period, net of deferred taxes				(670)	(670)	(670)

Cash dividends			(80)			(80)

					$2,759

Common stock issued for dividend re-investment and the exercise of options and warrants	410	792				1,202

Balance, June 30, 2006	$7,054	$9,891	$19,576	$(1,455)		$35,066

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$2,833	$3,429
Adjustments to reconcile net income to net cash (used in) operating activities:
Provision for loan losses	756	178
Deferred tax (benefit)	(14)	(83)
Stock based compensation	42	36
Unrealized gains (losses) on derivatives	238	(81)
Net amortization (accretion) on securities	(12)	8
Depreciation and amortization	428	416
Changes in assets and liabilities:
Increase in loans held for sale	(11,089)	(4,098)
Increase in other assets	(2,520)	(895)
Decrease in other liabilities	(1,320)	(2,036)

Net cash used in operating activities	(10,658)	(3,126)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	23,794	8,180
Purchases of securities available for sale	(13,757)	(28,436)
Net increase in loans	(54,226)	(38,090)
Purchases of premises and equipment	(511)	(275)

Net cash (used in) investing activities	(44,700)	(58,621)

Cash Flows from Financing Activities
Net increase (decrease) in demand, interest-bearing demand and savings deposits	1,660	(18,689)
Net increase in time deposits	36,701	52,436
Net increase in securities sold under agreement to repurchase	424	1,082
Net increase in short-term borrowings	4,054	21,152
Net decrease in long term borrowings	(1,274)	(3,107)
Proceeds from issuance of common stock	1,080	1,166
Purchase of common stock	(964)	—
Dividends paid	(240)	(80)

Net cash provided by financing activities	41,441	53,960

(Decrease) in cash and cash equivalents	(13,917)	(7,787)
Cash and Cash Equivalents
Beginning	27,365	23,183

Ending	$13,448	15,396

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$12,606	$9,871

Cash payments for income taxes	$3,265	$2,207

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$44	$(1,015)

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
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2006, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 3 — STOCK-BASED COMPENSATION PLANS
During the first six months of 2007, the Corporation granted 78,400 stock options to officers, directors, and employees under the 1999 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire in three and one half years after the issue date. There were no options granted during the first six months of 2006.
Stock—based compensation expense recognized in other operating expense during the first six months of 2007 was approximately $42 thousand and $36 thousand for the same period in 2006. The fair value of options is estimated on the date of grant using a Black-Scholes option-pricing model with the assumptions noted below.
A summary of stock option activity under the Plan for the six months ended June 30, 2007 is presented as follows:

	Three Months ended	Three Months ended
Assumptions	March 31, 2007	June 30, 2007
Options granted	78,100	300
Expected life of options granted	3.33	3.34
Risk-free interest rate	4.72%	4.60%
Expected volatility of stock	23%	32%
Expected dividend yield	1%	1%

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding at beginning of year	815,244	$4.80	2.29	$4,176,393
Granted	78,400	$9.58	3.09
Exercised	164,820	$3.33
Lapsed or Canceled	1,350	$11.22

Outstanding at June 30, 2007	727,474	$6.01	2.44	$2,460,533

Exercisable at June 30, 2007	596,504	$5.49	2.35	$2,171,597

Fair Value of Granted Options in 2007	$183,837
Non-Vested Options as of June 30, 2007	130,670

Non-Vested Options as of March 31, 2007	$138,020

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — SECURITIES
Amortized costs and fair values of securities available for sale as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Securities	$993	$—	$(1)	$992
U.S. Government Agencies	82,338	—	(598)	81,740
Mortgage Backed Securities	913	2	(1)	914
Municipals — Tax Exempt	2,891	—	(78)	2,813
Municipals — Taxable	1,110	—	(27)	1,083
CRA Mutual Fund	1,500	—	(55)	1,445
Restricted Securities -				—
Federal Reserve Bank Stock	883	—	—	883
FHLB Stock	5,312	—	—	5,312

Total Securities	$95,940	$2	$(760)	$95,182

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Notes	$990	$6	$—	$996
U.S. Governmental Agencies	92,352	5	(748)	91,609
Mortgage Backed Securities	1,037	4	(1)	1,040
Municipals — Tax Exempt	2,893	5	(10)	2,888
Municipals — Taxable	1,305	—	(30)	1,275
CRA Mutual Fund	1,500	—	(32)	1,468
Restricted Stock -
Federal Reserve Bank Stock	873	—	—	873
FHLB Stock	5,014	—	—	5,014

	$105,964	$20	$(821)	$105,163

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — SECURITIES
The amortized cost and fair value of securities available for sale as of June 30, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	June 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury & Agencies
Due in one year or less	$42,846	$42,532	$34,994	$34,690
Due after one through five years	33,987	33,738	56,850	56,442
Due after five through ten years	6,498	6,462	1,498	1,473
Municipals
Due after one through five years	1,110	1,083	—	—
Due after five through ten years	2,891	2,813	4,198	4,163
Mortgage Backed Securities
Due in one year or less	28	28	48	49
Due after one through five years	885	886	989	991
CRA Mutual Fund	1,500	1,445	1,500	1,468
Restricted Stock:
Federal Reserve Bank stock	883	883	873	873
FHLB stock	5,312	5,312	5,014	5,014

Total	$95,940	$95,182	$105,964	$105,163

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — SECURITIES
Investment securities available for sale that have an unrealized loss position at June 30, 2007 and December 31, 2006 are detailed below
June 30, 2007

	Securities in a Loss		Securities in a Loss
	Position for Less Than 12 Months		Position for 12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
Investment securities available for sale:

U.S. Treasury Security	$993	$(1)	$—	$—	$992	$(1)
Mortgage Backed Security	—	—	158	(1)	158	(1)
U.S. Government Agencies	14,944	(56)	61,796	(542)	76,740	(598)
Municipals-Taxable	—	—	1,078	(27)	1,078	(27)
Municipals-Tax Exempt	1,444	(30)	1,368	(48)	2,812	(78)
CRA Mutual Fund			1,445	(55)	1,445	(55)

Total	$17,381	$(87)	$65,845	$(673)	$83,225	$(760)

December 31, 2006

	Securities in a Loss		Securities in a Loss
	Position for Less Than 12 Months		Position for 12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
Investment securities available for sale:

U.S. Treasury Security	$—	$—	$—	$—	$—	$—
Mortgage Backed Security	49		378	(1)	378	(1)
U.S. Government Agencies	24,936	(64)	56,668	(684)	81,604	(748)
Municipals-Taxable		—	1,275	(30)	1,275	(30)
Municipals-Tax Exempt	458	(1)	1,408	(9)	1,866	(10)
CRA Mutual Fund		—	1,468	(32)	1,468	(32)

Total	$25,443	$(65)	$61,197	$(756)	$86,591	$(821)

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Management does not believe that any individual unrealized loss as of June 30, 2007 and December 31, 2006 represents other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.
NOTE 5 — LOANS
The following table presents the composition of the loan portfolio at June 30, 2007 and December 31, 2006.

	June 30,	Percent of	Dec 31,	Percent of
	2007	Total	2006	Total
		(Dollars in thousands)
Commercial	$63,256	12.97%	$51,825	11.95%
Real estate non-residential	199,561	40.91	159,996	36.90
Real estate construction	59,663	12.23	68,570	15.81
Residential real estate	164,359	33.69	152,648	35.21
Consumer	984	0.20	555	0.13

	487,823	100.00%	433,594	100.00%

Less allowance for loan losses	6,211		5,452

	$481,612		$428,142

NOTE 6 — SEGMENT REPORTING
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
The commercial banking segment provides the mortgage segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the prime rate. These transactions are eliminated in the consolidation process.
Other includes the operations of Access National Corporation and Access Real Estate LLC. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to interest on subordinated debentures. The primary source of income for Access Real Estate LLC is derived from rents received from the Bank and Mortgage Corporation.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents segment information for the three months ended June 30, 2007 and 2006:

2007	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$11,617	$1,070	$204	$(1,374)	$11,517
Gain on sale of loans	—	5,174	—	(3)	5,171
Other revenues	316	2,944	268	(597)	2,931

Total revenues	11,933	9,188	472	(1,974)	19,619

Expenses:
Interest expense	6,175	1,449	339	(1,376)	6,587
Salaries and employee benefits	1,819	3,481	—	—	5,300
Other	1,704	3,929	408	(598)	5,443

Total operating expenses	9,698	8,859	747	(1,974)	17,330

Income before income taxes	$2,235	$329	$(275)	$—	$2,289

Total assets	$633,401	$79,739	$9,488	$(34,821)	$687,807

2006	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Elimination	Totals
Revenues:
Interest income	$9,638	$1,080	$17	$(959)	$9,776
Gain on sale of loans	—	3,810	—	(13)	3,797
Other	396	2,837	276	(647)	2,862

Total operating income	10,034	7,727	293	(1,619)	16,435

Expenses:
Interest expense	4,998	999	335	(961)	5,371
Salaries and employee benefits	1,600	3,259	—	—	4,859
Other	1,122	2,574	390	(658)	3,428

Total operating expenses	7,720	6,832	725	(1,619)	13,658

Income before income taxes	$2,314	$895	$(432)	$—	$2,777

Total assets	$562,316	$53,518	$37,850	$(61,916)	$591,768

The following table presents segment information for the six months ended June 30, 2007 and 2006:

2007	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$22,650	$2,206	$403	$(2,569)	$22,690
Gain on sale of loans	—	10,567	—	(3)	10,564
Other revenues	742	5,409	531	(1,165)	5,517

Total revenues	23,392	18,182	934	(3,737)	38,771

Expenses:
Interest expense	11,871	2,722	683	(2,572)	12,704
Salaries and employee benefits	3,487	7,032	—	—	10,519
Other	3,051	8,637	777	(1,165)	11,300

Total operating expenses	18,409	18,391	1,460	(3,737)	34,523

Income before income taxes	$4,983	$(209)	$(526)	$—	$4,248

Total assets	$633,401	$79,739	$9,488	$(34,821)	$687,807

2006	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Elimination	Totals
Revenues:
Interest income	$18,320	$1,714	$30	$(1,643)	$18,421
Gain on sale of loans	—	8,488	—	(13)	8,475
Other revenues	796	4,167	587	(1,272)	4,278

Total revenues	19,116	14,369	617	(2,928)	31,174

Expenses:
Interest expense	9,231	1,680	653	(1,645)	9,919
Salaries and employee benefits	3,131	6,434	—	—	9,565
Other	2,105	4,825	806	(1,283)	6,453

Total operating expenses	14,467	12,939	1,459	(2,928)	25,937

Income before income taxes	$4,649	$1,430	$(842)	$—	$5,237

Total assets	$562,516	$53,318	$37,850	$(61,916)	$591,768

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7 — EARNINGS PER SHARE (EPS)
The following tables show the calculation of both Basic and Diluted earnings per share (“EPS”) for the three and six months ended June 30, 2007 and 2006 respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006
	(In Thousands Except for Share Data)
BASIC EARNINGS PER SHARE:
Net Income	$1,507	$1,806
Weighted average shares outstanding	12,002,861	8,220,963

Basic earnings per share	$0.13	$0.22

DILUTED EARNINGS PER SHARE:
Net Income	1,507	$1,806
Weighted average shares outstanding	12,002,861	8,220,963
Stock options and warrants	285,386	1,316,510

Weighted average diluted shares outstanding	12,288,247	9,537,473

Diluted earnings per share	$0.12	$0.19

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
	(In Thousands Except for Share Data)
BASIC EARNINGS PER SHARE:
Net Income	2,833	$3,429
Weighted average shares outstanding	11,978,862	8,119,548

Basic earnings per share	$0.24	$0.42

DILUTED EARNINGS PER SHARE:
Net Income	2,833	$3,429
Weighted average shares outstanding	11,978,862	8,119,548
Stock options and warrants	292,926	1,478,308

Weighted average diluted shares outstanding	12,271,789	9,597,856

Diluted earnings per share	$0.23	$0.36

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8 — DERIVATIVES
The Mortgage Corporation carries all derivative instruments at fair value as either assets or liabilities in the consolidated balance sheets. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), provides specific accounting provisions for derivative instruments that qualify for hedge accounting. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in SFAS 133.
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
At June 30, 2007 and December 31, 2006 the Mortgage Corporation had derivative financial instruments with a notional value of $182.5 million and $195.8 million respectively. The fair value of these derivative instruments at June 31, 2007 and December 31, 2006 was $182.2 million and $195.7 million respectively.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this statement to have a material impact on the Corporation’s financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions SFAS 157. The Corporation is evaluating the impact of this new standard, but currently does believe the adoption of this statement will not have a material impact on the Corporation’s consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiaries (the “Corporation”) for the three and six months ended June 30, 2007 and 2006. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as the Corporation’s expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to: changes in the Corporation’s competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and the Corporation’s ability to compete effectively against other financial institutions in its banking markets; the Corporation’s potential growth, including its entrance or expansion into new markets, the opportunities that may be presented to and pursued by it and the need for sufficient capital to support that growth; the Corporation’s ability to manage growth; changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; the strength of the economy in the Corporation’s target market area, as well as general economic, market, or business conditions; changes in the quality or composition of the Corporation’s loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in the Corporation’s markets, or in the repayment ability of individual borrowers or issuers; an insufficient allowance for loan losses as a result of inaccurate assumptions; the Corporation’s reliance on dividends from the Bank as a primary source of funds; the Corporation’s reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet the Bank’s liquidity needs; changes in laws, regulations and the policies of federal or state regulators and agencies; the Corporation’s mortgage loan business and the offering of non-conforming mortgage loans; and other circumstances, many of which are beyond the Corporation’s control. Standard representations and warranties issued in connection with Loans Held for Sale may impact on earnings due to the potential need to repurchase loans due to early payment defaults and for other reasons. The subsequent cost of liquidating these loans may have negative impact on earnings. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.
CRITICAL ACCOUNTING POLICIES
General
The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Actual losses could differ significantly from the historical factors that we monitor. Additionally, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact the Corporations transactions could change.

Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in the Bank’s loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit and, at June 30, 2007, these commitments amounted to $12.8 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At June 30, 2007, the Bank had approximately $113.5 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.
FINANCIAL CONDITION (June 30, 2007 compared to December 31, 2006)
At June 30, 2007, the Corporation’s assets increased $43.0 million from $644.8 million at December 31, 2006 to $687.8 million at June 30, 2007. The growth in assets is due to a $53.5 million increase in net loans held for investment, and an $11.1 million increase in loans held for sale. Investment securities decreased approximately $10.0 million due to maturities that were not reinvested. Interest bearing deposits increased $38.2 million. The growth in loans held for investment is due to our commitment to meeting the credit needs of existing and new clients. The volume of loans held for sale is partially due to the opening of a new office in Crofton, Maryland and an increase in loan originations during the month.. This category of loans is subject to volatility due to changes in interest rates and the general economic outlook for the housing market.
Asset growth during the period was funded by a combination of deposit growth, an increase in short-term borrowings and a decrease in investment securities. Deposits increased $38.4 million and totaled $477.3 million at June 30, 2007 up from $438.9 million at December 31, 2006. Short term borrowings at June 30, 2007 totaled $89.4 million, an increase of $4.5 million from December 31, 2006.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, mortgage backed securities, obligations of states and political subdivisions, CRA Mutual Fund and Federal Reserve and Federal Home Loan Bank stock. At June 30, 2007 the securities portfolio totaled $95.2 million, down from $105.2 million on December 31, 2006, as a result of maturities and called securities that were not reinvested. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $0.5 million on June 30, 2007. Investment securities are used to provide liquidity, generate income, and to temporarily supplement loan growth as needed.

Loans
The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans. These lending activities provide access to credit to small businesses, professionals and consumers in the greater Washington, D.C. metropolitan area. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Office of the Comptroller of Currency. At June 30, 2007, loans held for investment increased by $54.2 million from December 31, 2006 and totaled $487.8 million. Commercial loans increased $11.4 million, commercial real estate loans increased $39.6 million, construction loans decreased $8.9 million, and residential real estate loans increased $11.7 million compared to December 31, 2006. See Note 5 for a table that summarizes the composition of the Corporation’s loan portfolio. The increase in loans is attributable to servicing the needs of existing clients and new business originating from, referrals, community involvement, and increased name recognition and acceptance of the Bank’s products and services within the marketplace. Management intends to increase loan officer staffing and support to facilitate continued growth in the portfolio. The following is a summary of the Loan Portfolio Held for Investment at June 30, 2007.
Commercial Loans: Commercial Loans represent 13.0% of the held for investment portfolio. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 12.2% of our held for investment loan portfolio. These loans generally fall into one of three circumstances: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Commercial Real Estate Loans: Also known as “Commercial Mortgages”, loans in this category represent 40.9% of the loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Residential Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represent 33.7% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 14.9%; First Trust Mortgage Loans 76.0%; Loans Secured by a Junior Trust 2.3%; Multi-family loans and loans secured by Farmland 1.2%.
Home Equity Loans are extended to borrowers in our target market. Real estate equity is the largest component of consumer wealth in the our marketplace. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Loans are most frequently secured by a second lien on residential property. 1-4 Family Residential First Trust Loan, or “First Mortgage Loan,” proceeds are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust Loans, or “Loans Secured by a Second Trust Loans,” are loans to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.
Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.

Consumer Loans: Consumer Loans make up approximately 0.2% of the loan portfolio held for investment. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors: repayment capacity, collateral value, savings pattern, credit history and stability.
Loans Held for Sale (“LHFS”)
Loans Held for Sale are originated by the Mortgage Corporation and carried on the books at the lower of cost or market value. These loans are residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. The LHFS loans are closed by the Mortgage Corporation and carried on their books until the loan is delivered to and purchased by an investor. In the second quarter of 2007 we originated $343.2 million of loans processed in this manner. Repayment risk of this activity is minimal since the loans are on the books for a short time period. Loans are sold without recourse and subject to industry standard representations and warranties. The risks associated with this activity center around early payment defaults, borrower fraud and failure of our investors to purchase the loans. These risks are addressed by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors and programs offered. At June 30, 2007, loans held for sale totaled $76.4 million compared to $65.3 million at year end 2006. The increase in loans held for sale is primarily due to an increase in loan originations during the month of June.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. For the first six months of 2007, a total volume of $108.4 million in residential mortgage loans was originated under this type of delivery method, as compared to $79.6 million for the same period of 2006. Brokered loans accounted for 16.6% of the total loan volume for the first six months of 2007.
Allowance for Loan Losses
The Bank’s allowance for loan losses increased by $759 thousand which includes a $3 thousand recovery on a previously charged off loan and totaled $6.2 million at June 30, 2007 compared to $5.5 million at year end 2006. Although actual loan losses have been insignificant, senior credit management, with over 60 years in collective experience in managing similar portfolios in the marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes, volume, changes in individual risk ratings on new loans and trend analysis. Outside of the Corporation’s analysis, our reserve adequacy and methodology are reviewed on a regular basis by, our internal audit program and bank regulators and such reviews have not resulted in any material adjustment to the reserve. The schedule below apportions the allowance for loan losses by loan types.
The Bank does not have a meaningful history of charge offs with which to establish trends in loan losses by loan classifications. As of June 30, 2007, the total net charge offs for the eight years of operation was approximately $8 thousand. The overall allowance for loan losses is equivalent to approximately 1.27% of total loans held for investment at June 30, 2007. The methodology as to how the allowance was derived is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans, risk ratings and systemic risk factors.
The loss risk of each loan within a particular classification, however, is not the same. The methodology for arriving at the allowance is not dictated by loan classification alone. The methodology as to how the allowance was derived is detailed below. Unallocated amounts included in the allowance for loan losses have been applied to the loan classifications on a percentage basis.
Adequacy of the reserve is assessed, and appropriate expense and charge offs are taken, no less frequently than at the close of each fiscal quarter end. The methodology by which we systematically determine the amount of the reserve is set forth by the Board of Directors in our Credit Policy. Under this Policy, the Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits (the “Specific Reserve”), individual loan risk ratings, lending staff changes, loan review and Board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time (the “General Reserve”) and, finally, an “Unallocated Reserve” to cover any, unforeseen factors not considered above in the appropriate magnitude.

Each of the reserve components, General, Specific and Unallocated, are discussed in further detail below.
With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this Bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the Bank’s historically low write-offs would suggest a lower loan loss allowance, management’s experience with similar portfolios in the same market combined with the fact that the portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this Bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic conditions, generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of June 30, 2007, our evaluation of these factors supported approximately 91.1% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.
When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan analysis comprises the “Specific Reserve” and accounted for 1% of the total loss reserve at June 30, 2007.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of June 30, 2007, the threshold range for this component was 0.00% to 0.15% of the total loan portfolio and accounted for approximately 8.9% of the total loss reserve. At June 30, 2007, the unallocated reserve amounted to $0.6 million and equaled 0.11% of total loans.
An analysis of the Bank’s allowance for loan losses as of and for the period indicated is set forth in the following tables:
Allowance for Loan Losses
(In Thousands)

Balance as of December 31, 2006	$5,452
Charge offs	—
Recoveries	3
Provision	756
Balance as of June 30, 2007	$6,211

	Allocation of the Allowance for Loan Losses
	June 30, 2007				December 31, 2006
			Allowance				Allowance
			for Loan				for Loan
	Amount	Percentage	Loss	Percentage	Amount	Percentage	Loss	Percentage

	(Dollars In Thousands)
Commercial	$63,256	12.97%	$1,085	17.47%	51,825	11.95%	802	14.71%
Commercial real estate	199,561	40.91	2,802	45.11	159,996	36.90	2296	42.11
Real estate construction	59,663	12.23	852	13.72	68,570	15.81	1055	19.35
Residential real estate	164,359	33.69	1,465	23.59	152,648	35.21	1293	23.71
Consumer	984	0.20	7	0.11	555	0.13	6	11.01

	$487,823	100.00%	$6,211	100.00%	433,594	100.00%	$5,452	100.00%

Reserve for Potential Loan Losses — Loans Held for Sale (LHFS)
The Mortgage Corporation maintains a reserve separately from the Bank specifically for LHFS that is not included in the Bank’s Allowance for Loan Losses. The risks associated with the LHFS activity of the Mortgage Corporation differ from the risks associated with Loans Held for Investment and is therefore accounted for separately by the Mortgage Corporation. The risks associated with LHFS center around early payment defaults, borrower fraud and failure of the Mortgage Corporation’s investors to purchase loans. Prior to the first quarter in 2007, the reserve for this activity was not material.
Loans are added to a “Reserve Schedule” as soon as management is able to ascertain or substantiate a claim or loss potential related to a sold loan. For the six months ended June 30, 2007 the Mortgage Corporation has expensed approximately $983 thousand to other operating expense to provide for potential losses associated with approximately $3 million in non performing assets. The balance in the Reserve for Potential Loan Losses at June 30, 2007, was $736 thousand up from $286 thousand at December 31, 2006. The amount of the Reserve for Potential Loan Losses is based on management’s estimate of the financial risks associated with each loan and the likely disposition action. Disposition may be in the form of collateral liquidation or resale to a third party at a discount.
Reserve for Potential Loan Losses on LHFS
(In Thousands)

Balance as of December 31, 2006	$286
Charge offs	(533)
Recoveries	—
Provision	983

Balance as of June 30, 2007	$736

Non-performing Loans And Past Due
At June 30, 2007 the Bank had one loan in the amount of $396 thousand in non-accrual status and one loan in the amount $1.2 million past due more than 90 days. The collateral is being liquidated on the past due loan and will be sufficient to pay off the loan. Non-performing assets at the Mortgage Corporation are comprised of non-accrual loans totaling $2.2 million and other real estate owned totaling $899 thousand.

Deposits
Deposits are the primary source of funding loan growth. At June 30, 2007, deposits totaled $477.3 million compared to $438.9 million on December 31, 2006, an increase of $38.4 million. Savings and interest-bearing accounts increased $1.6 million and time deposits increased
$36.6 million. Non interest-bearing deposits remained constant at $79 million at June 30, 2007 and December 31, 2006. The Bank’s core deposit base is comprised primarily of commercial accounts and, due to the inherent nature of these accounts, balances can be subject to wide fluctuations.
The Bank opened a new banking office in Loudoun County during the first quarter of 2007 and plans to open one in Prince William County during the third quarter. The new branches are expected to provide an opportunity to expand our deposit base.
Shareholders’ Equity
Shareholders’ equity was $65.1 million at June 30, 2007. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholder’s equity increased by $2.8 million during the six months ended June 30, 2007. The increase is due to the retention of earnings and the exercise of stock options and dividends reinvested. Other comprehensive income (loss), representing unrealized gains and losses on available for sale securities, decreased $29 thousand net of taxes.
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

Risk Based Capital Analysis

	June 30,	December 31,
	2007	2006
	(In Thousands)
Tier 1 Capital:
Common stock	$9,992	$9,867
Capital surplus	29,349	29,316
Retained earnings	26,234	23,641
Less: Net unrealized loss on equity securities	(36)	(21)
Subordinated debentures	10,000	10,000

Total tier 1 capital	75,539	72,803

Allowance for loan losses*	6,466	5,688

Total Risk Based Capital	$82,005	$78,491

Risk weighted assets	$551,997	$484,987

Quarterly average assets	$671,372	$631,378

			Regulatory Minimum
Capital Ratios:
Tier 1 risk based capital ratio	13.68%	15.01%	4.00%
Total risk based capital ratio	14.86%	16.18%	8.00%
Leverage ratio	11.25%	11.53%	4.00%

*	Includes reserves for off balance sheet items

RESULTS OF OPERATIONS (June 30, 2007)
Summary
Net income for the three months and six months ended June 31, 2007 totaled $1.5 million and $2.8 million, respectively, compared to $1.8 million and $3.4 million, respectively, for the same period in 2006. Basic earnings per common share amounted to $0.13 and $0.24 per share for the three months and six months ended June 31, 2007, respectively, compared to $0.22 and $0.42 per share for the same period in 2006. Diluted earnings per share were $0.12 and $0.23 for the three and six month period ended June 30, 2007 compared to $0.19 and $0.36 for the three and six month period in 2006 respectively. Earnings per share on a comparative basis were impacted by a 17% decrease in net income and an increase in the average shares outstanding as a result of the Corporation’s August, 2006 public stock offering.
Earnings for the six month period ended June 30, 2007 were impacted by an increase in the Bank’s allowance for loan losses of $583 thousand over the same period in 2006. The increase was due to $54.2 million in loan growth during the first six months of 2007. The Mortgage Corporation increased its allowance for potential loan losses by approximately $1.0 million as a result of repurchasing approximately $6 million in mortgage loans that were previously sold. The management of the Mortgage Corporation believes this repurchase activity is an isolated event based upon changes in residential mortgage lending market conditions. Previous repurchase activity has not been material. Although there can be no assurance, future repurchase activity is not expected to be material.
Interest and fees on loans increased by $1.8 million in the second quarter and $4.1 million for the six months ended June 30, 2007 over the same periods of 2006. This increase reflects the $54.2 million increase in loans held for investment at June 30, 2007 over year end. Noninterest income totaled $16.1 million for the six months ended June 30, 2007 compared to $12.8 million for the same period in 2006. This increase is primarily due to a $2.1 million increase in gains on the sale of mortgage loans and a $1.1 million increase in other income.
Net Interest Income
Net interest income, the principal source of the Bank’s earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. Net interest margin increased 16 basis points during the first six months from 2.97% in 2006 to 3.13% in 2007. The increase in net interest margin is primarily due to a $99.7 million increase in earning assets over the first six months of 2006.
Net interest income for the six months ended June 30, 2007 increased to $10.0 million compared to $8.5 million for the same period in 2006. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. The yield on earning assets increased from 6.64% in 2006 to 7.09% in 2007.
Total interest expense for the first six months of 2007 increased $2.8 million from $9.9 million in 2006 to $12.7 million. Total interest bearing deposits averaged approximately $363.2 million June 30, 2007 compared to $344.4 million at June 30, 2006. Borrowed funds for the six months ended June 30, 2007 averaged $163.1 million compared to $119.3 million for the corresponding period in 2006. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities at June 30, 2007 was 4.83%, up from 4.28% at June 30, 2006.

The following table presents volume and rate analysis for six months ended June 30, 2007 and 2006:
Volume and Rate Analysis

	Six Months Ended June 30,
	2007 Compared to 2006
	Change Due To:
	Increase/
	(Decrease)	Volume	Rate

	(In Thousands)
Interest Earning Assets:
Securities	$(47)	$(113)	$66
Loans	4,145	3,776	369
Interest bearing deposits	171	139	32

Total Increase (Decrease) in Interest Income	4,269	3,802	467

Interest Bearing Liabilities:
Interest-bearing demand deposits	(12)	(13)	1
Money market deposit accounts	(394)	(529)	135
Savings accounts	132	89	43
Time deposits	1,695	932	763

Total interest-bearing deposits	1,421	479	942
FHLB Advances	424	228	196
Securities sold under agreements to repurchase	171	162	9
Other short-term borrowings	141	127	14
Long-term borrowings	593	477	116
Subordinated debentures	35	—	35

Total Increase (Decrease) in Interest Expense	2,785	1,473	1,312

Increase (Decrease) in Net Interest Income	$1,484	$2,329	$(845)

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Six Month
	Period Ended June 30,
	2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$98,874	$2,235	4.52%	$103,912	$2,282	4.39%
Loans(2)	527,777	20,119	7.62%	428,526	15,974	7.46%
Interest bearing deposits	13,902	359	5.16%	8,374	188	4.49%

Total interest earning assets	640,553	22,713	7.09%	540,812	18,444	6.82%
Non-interest earning assets:
Cash and due from banks	6,729			10,385
Premises, land and equipment	9,775			9,651
Other assets	8,403			6,482
Less: allowance for loan losses	(5,783)			(5,312)

Total non-interest earning assets	19,124			21,206

Total Assets	$659,677			$562,018

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$10,111	$111	2.20%	$11,275	$123	2.18%
Money market deposit accounts	101,103	2,134	4.22%	126,483	2,528	4.00%
Savings accounts	5,552	135	4.86%	607	3	0.99%
Time deposits	246,437	6,066	4.92%	206,051	4,371	4.24%

Total interest-bearing deposits	363,203	8,446	4.65%	344,416	7,025	4.08%
FHLB Advances	81,138	2,195	5.41%	72,309	1,771	4.90%
Securities sold under agreements to repurchase	9,616	204	4.24%	1,892	33	3.49%
Other short-term borrowings	19,895	417	4.19%	13,805	276	4.00%
Long-term borrowings	42,126	990	4.70%	21,005	397	3.78%
Subordinated debentures	10,311	452	8.77%	10,311	417	8.09%

Total interest-bearing liabilities	526,289	12,704	4.83%	463,738	9,919	4.28%

Non-interest bearing liabilities:
Demand deposits	64,418			61,022
Other liabilities	3,942			3,831

Total liabilities	594,649			528,591
Shareholders’ Equity	65,028			33,427

Total Liabilities and Shareholders’ Equity:	$659,677			$562,018

Interest Spread(3)			2.26%			2.54%

Net Interest Margin(4)		$10,009	3.13%		$8,525	3.15%

(1)Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.
(2)Loans placed on nonaccrual status are included in loan balances.
(3) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(4)Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income
Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The Mortgage Corporation provides the most significant contributions towards noninterest income. Total noninterest income was $16.1 million for the six month period ended June 30, 2007 compared to $12.8 million for the same period in 2006, an increase of $3.3 million. Noninterest income for the three month period ended June 30, 2007 totaled approximately $8.1 million up from $6.7 million for the same period of 2006. Gains on the sale of loans originated by the Mortgage Corporation totaled $5.2 million and $10.6 million for the three and six month periods ending June 30, 2007, compared to $3.8 million and $8.5 million for the same periods of 2006. Other income totaled $3.0 million, for the first six months of 2007 up from $1.9 million for the same period in 2006, an increase of $1.1 million. Other income totaled $1.8 million for the second quarter of 2007 up from $1.4 million for the second quarter of 2006. The increase of $1.1 million for the first six months of 2007 is largely due to a $759 thousand increase in other settlement fees.
Noninterest Expense
Noninterest expense totaled $10.3 million and $21.1 million for the three and six months ended June 30, 2007 compared to $8.2 million and $15.8 million for the same periods in 2006. Salaries and benefits totaled $10.5 million for the first six months of 2007, compared to $9.6 million for the same period last year due to increases in staff at both the Bank and Mortgage Corporation. Other operating expenses totaled approximately $9.3 million for the six months ended June 30, 2007, up from $5.3 million for the six months ended June 30, 2006. The increase in other operating expenses is primarily attributable to a $1.7 million increases in broker fees and the addition of approximately $1 million to the provision for potential loan losses relating to loans held for sale. As with other noninterest income associated with the Mortgage Corporation noninterest expense also fluctuates with loan origination volumes.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At June 30, 2007, overnight interest bearing balances totaled $5.2 million and securities available for sale less restricted stock totaled $94.3 million.
The liability portion of the balance sheet provides liquidity through various interest bearing and noninterest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2007, the Bank had a line of credit with the Federal Home Loan Bank of Atlanta totaling $193.1 million and had outstanding variable rate loans of $51 million, and an additional $41.3 million in term loans at fixed rates ranging from 2.70% to 5.34% leaving $100.8 million available on the line. In addition to the line of credit at the Federal Home Loan Bank, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of June 30, 2007, outstanding repurchase agreements totaled approximately $15.0 million and commercial paper issued and short term borrowings amounted to $23.5 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at June 30, 2007, these lines amounted to $22.6 million. The Corporation also has $10.3 million in subordinated debentures to support the growth of the organization.

Borrowed Funds Distribution

	June 30,	December 31,
	2007	2006
	(Dollars In Thousands)
At Period End
FHLB advances	$51,000	$45,000
FHLB long term borrowings	41,298	42,572
Securities sold under agreements to repurchase	14,965	14,541
Other short term borrowings	23,464	20,599
Subordinated debentures	10,311	10,311
Fed Funds purchased	—	4,811

Total at period end	$141,038	$137,834

Average Balances
FHLB advances	$81,138	$61,066
FHLB long term borrowings	42,126	23,722
Securities sold under agreements to repurchase	9,616	4,644
Other short term borrowings	19,895	18,005
Subordinated debentures	10,311	10,311

Total average balance	$163,086	$117,748

Average rate paid on all borrowed funds	5.22%	5.02%

Contractual Obligations
There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of June 30, 2007. The table below reflects the outcome of these analyses at June 30, 2007, assuming a flat balance sheet. According to the model run for the period ended June 30, 2007 projecting forward over a twelve month period, an immediate 100 basis points increase in interest rates would result in a decline in net interest income by 2.18%. An immediate 100 basis points decline in interest rates would result in an increase in net interest income by 1.87%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income. The following table reflects the Corporation’s earnings sensitivity profile as of June 30, 2007.
Rate Shock Analysis
June 30, 2007

		Hypothetical Percentage
Change in Federal	Hypothetical Percentage	Change in Economic
Funds Target Rate	Change in Earnings	Value of Equity
3.00%	-5.80%	-29.75%
2.00%	-3.86%	-19.55%
1.00%	-1.95%	-9.95%
-1.00%	1.81%	9.22%
-2.00%	3.09%	18.15%
-3.00%	3.88%	28.55%
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
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Corporation’s quarterly report on Form 10-Q for the period ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2007, the Corporation’s Board of Directors approved a program to repurchase up to 500,000 shares of its common stock, which represents less than 5% of its outstanding shares. Shares may be purchased on the open market or through privately negotiated transactions. No termination date was set for the program. As of June 30, 2007, a total of 106,394 shares have been repurchased.
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased	of Shares that may
	(a) Total Number of	(b) Average Price	as Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

April 1 — April 30, 2007	2,100	$9.03	2,100	497,000
May 1 — May 31, 2007	40,600	9.11	40,600	457,300
June 1 — June 30, 2007	63,694	8.95	63,694	393,606

	106,394	$9.01	106,394
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The 2007 Annual Meeting of Shareholders of the Corporation was held on May 22, 2007.
At the 2007 Annual Meeting, the following persons were elected to serve as Class II Directors of the Corporation, to serve until the 2010 Annual Meeting, having received the following votes:

Name	For	Withheld
Thomas M. Kody	10,834,739	282,612
Robert C. Shoemaker	10,753,607	363,744
The following Class III and I Directors, whose terms expire in 2008 and 2009, respectively, continued in office: Class III-Jacques Rebibo, John W. (Skip) Edgemond, IV and J. Randolph Babbitt; Class I- Michael W. Clarke and James L. Jadlos.
The shareholders ratified the selection of BDO Seidman, LLP to serve as independent public accountants for the fiscal years ending December 31, 2007, 2008, and 2009.
No other matters were voted on during the meeting.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K dated August 1, 2005 (file number 000-49929))

10.2+	Employment Agreement between Dean F. Hackemer and Access National Mortgage Corp. dated May 11, 2007 (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2007 (file number 000-49929))

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

+	indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation (Registrant)

Date: August 13, 2007	By:	/s/ Michael W. Clarke

Michael W. Clarke President & Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2007	By:	/s/ Charles Wimer

Charles Wimer Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)