Form 10-Q
period 2007-09-30
ACCESS NATIONAL CORP
filed 2007-11-14
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of November 2, 2007 was 11,072,484 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets, September 30, 2007 and December 31, 2006 (audited)	Page 2
Consolidated Statements of Income, three and nine months ended September 30, 2007 and 2006	Page 3
Consolidated Statements of Changes in Shareholders’ Equity, nine months ended September 30, 2007 and 2006	Page 5
Consolidated Statements of Cash Flows, nine months ended September 30, 2007 and 2006	Page 6
Notes to Consolidated Financial Statements	Page 7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 29
Item 4. Controls and Procedures	Page 30

PART II OTHER INFORMATION

Item 1. Legal Proceedings	Page 31
Item 1A. Risk Factors	Page 31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 31
Item 3. Defaults Upon Senior Securities	Page 31
Item 4. Submission of Matters to a Vote of Security Holders	Page 31
Item 5. Other Information	Page 31
Item 6. Exhibits	Page 32
Signatures	Page 33

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and due from banks	$10,324	$11,974
Interest-bearing deposits in other banks	7,475	15,391
Securities available for sale, at fair value	94,621	105,163
Loans held for sale	26,363	65,320
Loans, net of allowance for loan losses of $7,152 and $5,452, respectively	481,843	428,142
Premises and equipment	9,574	9,598
Other assets	12,464	9,194

Total assets	$642,664	$644,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing deposits	$62,646	$79,223
Savings and interest-bearing deposits	134,228	120,309
Time deposits	257,695	239,400

Total deposits	454,569	438,932
Other liabilities
Short-term borrowings	76,499	84,951
Long-term borrowings	42,411	42,572
Subordinated debentures	6,186	10,311
Other liabilities	4,417	5,721

Total liabilities	584,082	582,487

SHAREHOLDERS’ EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares;
issued and outstanding, 11,072,854 shares in 2007 and 11,816,929 shares in 2006	9,246	9,867
Surplus	23,033	29,316
Retained earnings	26,340	23,641
Accumulated other comprehensive income (loss), net	(37)	(529)

Total shareholders’ equity	58,582	62,295

Total liabilities and shareholders’ equity	$642,664	$644,782

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Interest and Dividend Income
Interest and fees on loans	$10,449	$9,286
Interest on deposits in other banks	159	94
Interest and dividends on securities	1,091	1,190

Total interest and dividend income	11,699	10,570

Interest Expense
Interest on deposits	5,019	4,399
Interest on short-term borrowings	866	916
Interest on long-term borrowings	520	189
Interest on subordinated debentures	228	237

Total interest expense	6,633	5,741

Net interest income	5,066	4,829
Provision for loan losses	942	—

Net interest income after provision for loan losses	4,124	4,829

Noninterest Income
Service fees on deposit accounts	93	91
Gain on sale of loans	4,719	4,969
Mortgage broker fee income	836	1,572
Other income	469	583

Total noninterest income	6,117	7,215

Noninterest Expense
Salaries and employee benefits	5,053	4,923
Occupancy and equipment	615	524
Other operating expenses	4,352	3,801

Total noninterest expense	10,020	9,248

Income before income taxes	221	2,796

Income tax expense (benefit)	(23)	895

NET INCOME	$244	$1,901

Earnings per common share:
Basic	$0.02	$0.19

Diluted	$0.02	$0.17

Average outstanding shares:
Basic	11,533,795	10,080,708
Diluted	11,769,998	11,141,358
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Interest and Dividend Income
Interest and fees on loans	$30,568	$25,259
Interest on deposits in other banks	527	282
Interest and dividends on securities	3,294	3,450

Total interest and dividend income	34,389	28,991

Interest Expense
Interest on deposits	13,465	11,423
Interest on short-term borrowings	3,682	2,996
Interest on long-term borrowings	1,510	586
Interest on subordinated debentures	680	654

Total interest expense	19,337	15,659

Net interest income	15,052	13,332
Provision for loan losses	1,698	173

Net interest income after provision for loan losses	13,354	13,159

Noninterest Income
Service fees on deposit accounts	278	247
Gain on sale of loans	15,283	13,444
Mortgage broker fee income	3,134	3,785
Other income	3,503	2,493

Total noninterest income	22,198	19,969

Noninterest Expense
Salaries and employee benefits	15,572	14,489
Occupancy and equipment	1,844	1,549
Other operating expenses	13,667	9,057

Total noninterest expense	31,083	25,095

Income before income taxes	4,469	8,033

Income tax expense	1,392	2,703

NET INCOME	$3,077	$5,330

Earnings per common share:
Basic	$0.26	$0.61

Diluted	$0.25	$0.53

Average outstanding shares:
Basic	11,830,506	8,773,268
Diluted	12,104,525	10,112,357
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2007 and 2006
(In Thousands)
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Income	Total
Balance, December 31, 2006	$9,867	$29,316	$23,641	$(529)	$—	$62,295

Comprehensive income:

Net income			3,077		3,077	3,077

Other comprehensive income (loss), unrealized holdings gains arising during the period, net of tax $254				492	492	492

Cash dividend			(378)			(378)

					$3,569

Issuance of common stock	214	866				1,080

Common stock repurchased	(835)	(7,149)				(7,984)

Balance, September 30, 2007	$9,246	$23,033	$26,340	$(37)		$58,582

Balance, December 31, 2005	$6,644	$9,099	$16,227	$(785)	$—	$31,185

Comprehensive income:

Net income			5,330		5,330	5,330

Other comprehensive income (loss), unrealized holdings gains arising during the period, net of tax $52				101	101	101

Cash dividend			(124)			(124)

					$5,431

Issuance of common stock	2,545	19,239				21,784

Balance, September 30, 2006	$9,189	$28,338	$21,433	$(684)		$58,276

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$3,077	$5,330
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,698	178
Deferred tax (benefit)	(21)	(86)
Stock Based Compensation	62	46
Unrealized losses on derivatives	(40)	(51)
Net amortization (accretion) on securities	(17)	2
Depreciation and amortization	642	637
Loss on Disposal of assets	1	1
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	38,956	(10,458)
Increase in other assets	(3,460)	(2,288)
Decrease in other liabilities	(1,305)	(1,291)

Net cash provided by (used in) operating activities	39,593	(7,980)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	33,332	12,584
Purchases of securities available for sale	(22,027)	(31,080)
Net increase in loans	(55,399)	(47,771)
Purchases of premises and equipment	(620)	(455)

Net cash (used in) investing activities	(44,714)	(66,722)

Cash Flows from Financing Activities
Net decrease in demand, interest-bearing demand and savings deposits	(2,758)	(14,596)
Net increase in time deposits	18,395	68,427
Net increase (decrease) in securities sold under agreement to repurchase	(1,034)	5,642
Net decrease in short-term borrowings	(7,418)	(796)
Net decrease in long-term borrowings	(4,286)	(4,161)
Proceeds from issuance of common stock	1,080	21,779
Purchase of common stock	(8,046)	(41)
Dividends Paid	(378)	(124)

Net cash (used in) provided by financing activities	(4,445)	76,130

Increase (decrease) in cash and cash equivalents	(9,566)	1,428
Cash and Cash Equivalents
Beginning	27,365	23,183

Ending	$17,799	$24,611

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$19,333	$15,548
Cash payments for income taxes	$4,015	$3,281
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$746	$153
See accompanying notes to consolidated financial statements (Unaudited).

NOTE 1 — COMMENCEMENT OF OPERATIONS
Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation has three wholly-owned subsidiaries, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association, Access Capital Trust I, and Access Capital Trust II. The Corporation does not have any significant operations and serves primarily as the parent company for the Bank. The Corporation’s income is primarily derived from dividends received from the Bank. The amount of these dividends is determined by the Bank’s earnings and capital position.
The Corporation acquired all of the outstanding stock of the Bank in a statutory exchange transaction on June 15, 2002, pursuant to an Agreement and Plan of Reorganization between the Corporation and the Bank.
Access National Bank opened for business on December 1, 1999 and has two active wholly-owned subsidiaries: Access National Mortgage Corporation (the “Mortgage Corporation”), a Virginia corporation engaged in mortgage banking activities, and Access Real Estate LLC. Access Real Estate LLC is a limited liability company established in July, 2003 for the purpose of holding title to the Corporation’s headquarters building, located at 1800 Robert Fulton Drive, Reston, Virginia.
In August 2006, the Corporation concluded a public stock offering of 2.3 million shares of common stock that provided approximately $20 million in new capital.
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2006, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

NOTE 3 — STOCK-BASED COMPENSATION PLANS
During the first nine months of 2007, the Corporation granted 78,400 stock options to officers, directors, and employees under the 1999 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date. Stock–based compensation expense recognized in other operating expense during the first nine months of 2007 was approximately $62 thousand and $46 thousand for the same period in 2006. The fair value of options is estimated on the date of grant using a Black-Scholes option-pricing model with the assumptions noted below.
A summary of stock option activity under the Plan for the nine months ended September 30, 2007 is presented as follows:

9 Months ended
Assumptions	September 30, 2007
Expected life of options granted	2.83%
Risk-free interest rate	4.06%
Expected volatility of stock	32%
Annual Expected dividend yield	1.00%

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	815,244	$4.80	2.29	$4,176,393
Granted	78,400	$9.58	2.83
Exercised	164,820	$1.67
Lapsed or Canceled	2,500	$11.45

Outstanding at September 30, 2007	726,324	$6.00	2.19	$1,923,599

Exercisable at September 30, 2007	595,954	$5.49	2.10	$1,854,842

Fair Value of Granted Options in 2007	$183,837
Non-Vested Options as of September 30, 2007	130,370

NOTE 4 — SECURITIES
Amortized costs and fair values of securities available for sale as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Treasury Securities	$994	$12	$—	$1,006
U.S. Government Agencies	81,343	181	(177)	81,347
Mortgage Backed Securities	830	3	—	833
Municipals — tax exempt	2,890	3	(14)	2,879
Municipals — taxable	1,110	—	(22)	1,088
CRA Mutual Fund	1,500	—	(41)	1,459
Restricted Securities
Federal Reserve Bank Stock	883	—	—	883
FHLB Stock	5,126	—	—	5,126

Total Securities	$94,676	$199	$(254)	$94,621

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Treasury Notes	$990	$6	$—	$996
U.S. Governmental Agencies	92,352	5	(748)	91,609
Mortgage Backed Securities	1,037	4	(1)	1,040
Municipals — tax exempt	2,893	5	(10)	2,888
Municipals — taxable	1,305	—	(30)	1,275
CRA Mutual Fund	1,500	—	(32)	1,468
Restricted Securities
Federal Reserve Bank Stock	873	—	—	873
FHLB Stock	5,014	—	—	5,014

Total Securities	$105,964	$20	$(821)	$105,163

NOTE 4 — SECURITIES (continued)
The amortized cost and fair value of securities available for sale as of September 30, 2007 and December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	September 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and Agencies
Due in one year or less	$54,845	$54,757	$34,994	$34,690
Due after one through five years	15,994	15,980	56,850	56,442
Due after five through ten years	11,498	11,616	1,498	1,473
Municipals
Due after one through five years	1,110	1,088	—	—
Due after five through ten years	2,890	2,879	4,198	4,163
Mortgage Backed Securities
Due in one year or less	—	—	48	49
Due after one through five years	830	833	989	991
Mutual Fund	1,500	1,459	1,500	1,468
Restricted Securities:
Federal Reserve Bank stock	883	883	873	873
FHLB stock	5,126	5,126	5,014	5,014

Total	$94,676	$94,621	$105,964	$105,163

NOTE 4 — SECURITIES (continued)
Investment securities available for sale that have an unrealized loss position at September 30, 2007 and December 31, 2006.

	Securities in a Loss		Securities in a Loss
	Position for Less Than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2007	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

U.S. Treasury Security	$—	$—	$—	$—	$—	$—
Mortgage Backed Security	—	—	—	—	—	—
U.S. Government Agencies	—	—	35,165	(177)	35,165	(177)
Municipals—Taxable	—	—	1,403	(14)	1,403	(14)
Municipals—Tax Exempt	—	—	1,088	(22)	1,088	(22)
CRA Mutual Fund	—	—	1,459	(41)	1,459	(41)

Total	$—	$—	$39,115	$(254)	$39,115	$(254)

	Securities in a Loss		Securities in a Loss
	Position for Less Than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

U.S. Treasury Security	$—	$—	$—	$—	$—	$—
Mortgage Backed Security	49		378	(1)	378	(1)
U.S. Government Agencies	24,936	(64)	56,668	(684)	81,604	(748)
Municipals—Taxable	—	—	1,275	(30)	1,275	(30)
Municipals—Tax Exempt	458	(2)	1,408	(9)	1,866	(10)
CRA Mutual Fund	—	—	1,468	(32)	1,468	(32)

Total	$25,443	$(66)	$61,197	$(756)	$86,591	$(821)

Management does not believe that any individual unrealized loss as of September 30, 2007 and December 31, 2006 represents other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

NOTE 5 — LOANS
The following table presents the composition of the loan portfolio at September 30, 2007 and December 31, 2006.

	September 30,	Percent of	December 31,	Percent of
	2007	Total	2006	Total
		(Dollars in thousands)
Commercial	$63,748	13.04%	$51,825	11.95%
Commercial real estate	203,234	41.56	159,996	36.90
Real estate construction	58,340	11.93	68,570	15.81
Residential real estate	161,814	33.09	152,648	35.21
Consumer	1,859	0.38	555	0.13

	488,995	100.00%	433,594	100.00%

Less allowance for loan losses	7,152		5,452

	$481,843		$428,142

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
Other includes the operations of the Corporation and Access Real Estate LLC. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to interest on subordinated debentures. The primary source of income for Access Real Estate LLC is derived from rents received from the Bank and Mortgage Corporation.

NOTE 6 - SEGMENT REPORTING (continued)
The following table presents segment information for the three months ended September 30, 2007 and 2006:

	Commercial				Consolidated
2007	Banking	Mortgage	Other	Eliminations	Totals
(In Thousands)
Revenues:
Interest income	$11,605	$902	$185	$(993)	$11,699
Gain on sale of loans	—	4,719	—	—	4,719
Other revenues	368	1,358	260	(588)	1,398

Total revenues	11,973	6,979	445	(1,581)	17,816

Expenses:
Interest expense	6,280	1,002	344	(993)	6,633
Salaries and employee benefits	1,867	3,186	—	—	5,053
Other	1,457	4,588	452	(588)	5,909

Total operating expenses	9,604	8,776	796	(1,581)	17,595

Income (loss) before income taxes	$2,369	$(1,797)	$(351)	$—	$221

Total assets	$613,336	$35,064	$10,026	$(15,762)	$642,664

	Commercial	Mortgage			Consolidated
2006	Banking	Banking	Other	Eliminations	Totals
(In Thousands)
Revenues:
Interest income	$10,468	$1,019	$31	$(948)	$10,570
Gain on sale of loans	—	4,835	—	(3)	4,832
Other revenues	415	1,723	264	(18)	2,420

Total revenues	10,883	7,577	295	(969)	17,822

Expenses:
Interest expense	5,307	1,029	353	(949)	5,740
Salaries and employee benefits	1,670	3,270	—	—	4,940
Other	870	3,044	416	(20)	4,325

Total operating expenses	7,847	7,343	769	969	14,989

Income (loss) before income taxes	$3,036	$234	$(474)	$—	$2,796

Total assets	$551,178	$59,918	$58,561	$(52,291)	$617,366

NOTE 6 - SEGMENT REPORTING (continued)
The following table presents segment information for the nine months ended September 30, 2007 and 2006:

	Commercial	Mortgage			Consolidated
2007	Banking	Banking	Other	Eliminations	Totals
(In Thousands)
Revenues:
Interest income	$34,255	$3,108	$588	$(3,562)	$34,389
Gain on sale of loans	—	15,286	—	(3)	15,283
Other revenues	1,110	6,767	791	(1,753)	6,915

Total revenues	35,365	25,161	1,379	(5,318)	56,587

Expenses:
Interest expense	18,151	3,724	1,027	(3,565)	19,337
Salaries and employee benefits	5,354	10,218	—	—	15,572
Other	4,508	13,225	1,229	(1,753)	17,209

Total operating expenses	28,013	27,167	2,256	(5,318)	52,118

Income (loss) before income taxes	$7,352	$(2,006)	$(877)	$—	$4,469

Total assets	$613,336	$35,064	$10,026	$(15,762)	$642,664

	Commercial	Mortgage			Consolidated
2006	Banking	Banking	Other	Eliminations	Totals
(In Thousands)
Revenues:
Interest income	$28,788	$2,733	$61	$(2,591)	$28,991
Gain on sale of loans	—	13,460	—	(16)	13,444
Other revenues	1,210	5,754	851	(1,290)	6,525

Total revenues	29,998	21,947	912	(3,897)	48,960

Expenses:
Interest expense	14,538	2,709	1,006	(2,594)	15,659
Salaries and employee benefits	4,785	9,704	—	—	14,489
Other	2,991	7,869	1,222	(1,303)	10,779

Total operating expenses	22,314	20,282	2,228	(3,897)	40,927

Income (loss) before income taxes	$7,684	$1,665	$(1,316)	$—	$8,033

Total assets	$551,178	$59,918	$58,561	$(52,291)	$617,366

NOTE 7 — EARNINGS PER SHARE (EPS)
The following tables show the calculation of both Basic and Diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2007 and 2006, respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net income	$244	$1,901
Weighted average shares outstanding	11,533,795	10,080,708

Basic earnings per share	$0.02	$0.19

DILUTED EARNINGS PER SHARE:
Net income	$244	$1,901

Weighted average shares outstanding	11,533,795	10,080,708
Stock options and warrants	236,203	1,060,650

Weighted average diluted shares outstanding	11,769,998	11,141,358

Diluted earnings per share	$0.02	$0.17

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net income	$3,077	$5,330
Weighted average shares outstanding	11,830,506	8,773,268

Basic earnings per share	$0.26	$0.61

DILUTED EARNINGS PER SHARE:
Net income	$3,077	$5,330

Weighted average shares outstanding	11,830,506	8,773,268
Stock options and warrants	274,019	1,339,089

Weighted average diluted shares outstanding	12,104,525	10,112,357

Diluted earnings per share	$0.25	$0.53

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
At September 30, 2007 and December 31, 2006, the Mortgage Corporation had derivative financial instruments with a notional value of $90.0 million and $195.8 million respectively. The fair value of these derivative instruments at September 30, 2007 and December 31, 2006 was $89.6 million and $195.7 million respectively.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely-than-not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of Access National Corporation and subsidiaries (the “Corporation”) for the three and nine months ended September 30, 2007 and 2006. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as the Corporation’s expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to: changes in the Corporation’s competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and the Corporation’s ability to compete effectively against other financial institutions in its banking markets; the Corporation’s potential growth, including its entrance or expansion into new markets, the opportunities that may be presented to and pursued by it and the need for sufficient capital to support that growth; the Corporation’s ability to manage growth; changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; the strength of the economy in the Corporation’s target market area, as well as general economic, market, or business conditions; changes in the quality or composition of the Corporation’s loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in the Corporation’s markets, or in the repayment ability of individual borrowers or issuers; an insufficient allowance for loan losses as a result of inaccurate assumptions; the Corporation’s reliance on dividends from the Bank as a primary source of funds; the Corporation’s reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet the Bank’s liquidity needs; changes in laws, regulations and the policies of federal or state regulators and agencies; the Corporation’s mortgage loan business and the offering of non-conforming mortgage loans; and other circumstances, many of which are beyond the Corporation’s control. Standard representations and warranties issued in connection with Loans Held for Sale may impact earnings due to the potential need to repurchase loans due to early payment defaults and for other reasons. The subsequent cost of liquidating these loans may have a negative impact on earnings. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.
CRITICAL ACCOUNTING POLICIES
General
The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. Actual losses could differ significantly from the historical factors that we monitor. Additionally, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact the Corporation’s transactions could change.
Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in the Bank’s loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation considers, among other factors, the estimated market value of the underlying collateral and current economic conditions. For further information about our practices with respect to allowance for loan losses, please see the subsection “Allowance for Loan Losses” below.
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
Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit and, at September 30, 2007, these commitments amounted to $51.0 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At September 30, 2007, the Bank had approximately $131.1 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.
FINANCIAL CONDITION (September 30, 2007 compared to December 31, 2006)
At September 30, 2007, the Corporation’s assets totaled $642.7 million compared to $644.8 million at December 31, 2006, a decrease of $2.1 million. The decrease in total assets is due to changes in the composition of our balance sheet. Loans held for investment increased $53.7 million from year end 2006, while loans held for sale decreased approximately $39.0 million. Interest-bearing deposits in other banks decreased $7.9 million and investment securities decreased $10.5 million from December 31,2006 levels. The funds generated from the reduction in interest-bearing deposits in other banks and investment securities were used to reduce borrowings by $12.7 million, which included the redemption of $4.1 million in trust preferred securities. Total deposits increased $15.6 million from year end. Other assets increased $3.3 million from year end, largely due to an increase in other real estate owned of $2.2 million. The growth in loans held for investment is due to our commitment to meeting the credit needs of existing and new clients. The decrease in loans held for sale is partially due to a restructuring of our mortgage subsidiary and the general decline in the mortgage industry. During the third quarter we discontinued our wholesale operations, revised our product offerings and underwriting guidelines. We believe that these changes, while reducing loan origination volumes, will contribute to a smaller and profitable operation. The mortgage industry by its nature is subject to volatility due to changes in interest rates and the general economic outlook for the housing market. However, we believe that this business segment is a vital part of servicing the needs of our clients and the communities we serve.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, mortgage backed securities, obligations of states and political subdivisions, CRA mutual fund and Federal Reserve and Federal Home Loan Bank stock. At September 30, 2007 the securities portfolio totaled $94.6 million, down from $105.2 million on December 31, 2006, as a result of maturities and called securities that were not reinvested. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect. The Corporation’s securities classified as available for sale had an unrealized loss net of deferred taxes of $37 thousand on September 30, 2007. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.
Loans
The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans. These lending activities provide access to credit to small businesses, professionals and consumers in the greater Washington, D.C. metropolitan area. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Office of the Comptroller of Currency. At September 30, 2007, loans held for investment increased by $55.4 million from December 31, 2006 and totaled $489.0 million. Commercial loans increased $11.9 million, commercial real estate loans increased $43.2 million, construction loans decreased $10.2 million, and residential real estate loans increased $9.2 million compared to December 31, 2006. Residential real estate includes $1.5 million in loans held for investment by the Mortgage Corporation.

Consumer loans increased $1.3 million. See Note 5 for a table that summarizes the composition of the Corporation’s loan portfolio. The increase in loans is attributable to servicing the needs of existing clients and new business originating from referrals, community involvement, and increased name recognition and acceptance of the Bank’s products and services within the marketplace. Management intends to increase loan officer staffing and support to facilitate continued growth in the portfolio. The following is a summary of the loans held for investment portfolio at September 30, 2007.
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
Commercial Real Estate Loans: Also known as “Commercial Mortgages”, loans in this category represent 41.6% of the loan portfolio held for investment. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 11.9% of the held for investment loan portfolio. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Real Estate Residential Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represents 33.1% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 15.7%; First Trust Mortgage Loans 74.8%; Loans Secured by a Junior Trust 5.9%; Multi-family loans and loans secured by Farmland 3.7%.
Home Equity Loans are extended to borrowers in our target market. Real estate equity is the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Loans are most frequently secured by a second lien on residential property. The proceeds of One to Four Family Residential First Trust Loans are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust Loans, or “Loans Secured by a Second Trust Loans,” are loans to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.
Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.
Consumer Loans: Consumer Loans make up approximately 0.4% of the loans held for investment portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration, repayment capacity, collateral value, savings pattern, credit history and stability.

Loans Held for Sale (“LHFS”)
LHFS are originated by the Mortgage Corporation and includes loans originated through the Wholesale division. LHFS are carried on the books at the lower of cost or market value. These loans are residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. The LHFS loans are closed by the Mortgage Corporation and carried on their books until the loan is delivered to and purchased by an investor. In the nine months ended September 30, 2007 we originated $731.7 million of loans processed in this manner. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase, by the Mortgage Corporation, of loans previously sold. The repurchase risks associated with this activity center around early payment defaults, and borrower fraud. There is also a risk that loans originated may not be purchased by our investors. The Mortgage Corporation attempts to manage these risks by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors and programs offered. At September 30, 2007, LHFS totaled $26.4 million compared to $65.3 million at year end 2006. The decrease in LHFS is primarily due to a decline in loan originations during the month of September.
Loans originated by the Wholesale Division of the Mortgage Corporation consist of loans originated by independent mortgage companies that broker their loans to the Mortgage Corporation for a fee. During the nine months ended September 30, 2007 there has been a high correlation of loans originated in this manner to the $5.3 million in loans that the Mortgage Corporation has had to repurchase due to early payment defaults and borrower fraud. Because of this high correlation, the Mortgage Corporation has closed its wholesale division.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. For the first nine months of 2007, $146.7 million in residential mortgage loans was originated under this type of delivery method, as compared to $79.6 million for the same period of 2006. Brokered loans accounted for 16.7% of the total loan volume for the first nine months of 2007.
Allowance for Loan Losses
From December 31, 2006 to September 30, 2007 the allowance for loan losses increased by $1.7 million which includes $545 thousand for loans held for investment by the Mortgage Corporation, which total $1.5 million, and a $2 thousand recovery on a previously charged off loan. The allowance for loan losses totaled $7.2 million at September 30, 2007 compared to $5.5 million at year end 2006. Although actual loan losses have been insignificant, senior credit management, with over 60 years in collective experience in managing similar portfolios in the marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate due to the lack of seasoning of the portfolio, the relatively large dollar amount of a relatively small number of loans, portfolio growth, staffing changes, volume, changes in individual risk ratings on new loans and trend analysis. Outside of the Corporation’s analysis, our reserve adequacy and methodology are reviewed on a regular basis by our internal audit program and bank regulators and such reviews have not resulted in any material adjustment to the reserve. The schedule below apportions the allowance for loan losses by loan types.
The Bank does not have a meaningful history of charge offs with which to establish trends in loan losses by loan classifications. The overall allowance for loan losses is equivalent to approximately 1.46% of total consolidated loans held for investment at September 30, 2007. The methodology to derive the allowance for loan losses is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans, risk ratings and systemic risk factors.
The loss risk of each loan within a particular classification, however, is not the same. The methodology for arriving at the allowance is not dictated by loan classification alone and is detailed below. Unallocated amounts included in the allowance for loan losses have been applied to the loan classifications on a percentage basis.
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

Each of the reserve components, General, Specific and Unallocated, is discussed in further detail below. With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this Bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the Bank’s historically low charge-offs would suggest a lower loan loss allowance, management’s experience with similar portfolios in the same market combined with the fact that the portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this Bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic conditions, generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of September 30, 2007, our evaluation of these factors supported approximately 91.9% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.
When deterioration develops in an individual credit, the loan is placed on a “watch list” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan analysis comprises the “Specific Reserve” and accounted for 12.9% of the total loss reserve at September 30, 2007.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of September 30, 2007, the threshold range for this component was 0.00% to 0.15% of the total loan portfolio and accounted for approximately 8.9% of the total loss reserve. At September 30, 2007, the unallocated reserve amounted to $0.6 million and equaled 0.11% of total loans.
An analysis of the Bank’s allowance for loan losses as of and for the periods indicated is set forth in the following tables:
Allowance for Loan Losses
(In Thousands)

Balance as of December 31, 2006	$5,452

Charge offs	—
Recoveries	2
Provision	1,698

Balance as of September 30, 2007	$7,152

Allocation of the Allowance for Loan Losses

	September 30, 2007				December 31, 2006
			Allowance
			for Loan				Allowance for
	Amount	Percentage	Loss	Percentage	Amount	Percentage	Loan Loss	Percentage
	(Dollars In Thousands)
Commercial	$63,748	13.04%	$1,336	18.68%	$51,825	11.95%	$802	14.71%
Commercial real estate	203,234	41.56	2,944	41.16	159,996	36.90	2,296	42.11
Real estate construction	58,340	11.93	860	12.02	68,570	15.81	1,055	19.35
Residential real estate	161,814	33.09	1,994	27.88	152,648	35.21	1,293	23.71
Consumer	1,859	0.38	18	0.25	555	0.13	6	0.11

	$488,995	100.00%	$7,152	100.00%	$433,594	100.00%	$5,452	100.00%

Reserve for Potential Loan Losses — (LHFS)
The Mortgage Corporation maintains a reserve separately from the Bank for the LHFS activity and other potential losses and is not included in the Bank’s allowance for loan losses. The risks associated with the LHFS activity of the Mortgage Corporation differ from the risks associated with Loans Held for Investment and is therefore accounted for separately by the Mortgage Corporation. The risks for which this reserve protects against do not reside on the Mortgage Corporation’s balance sheet. The risks associated with LHFS center around early payment defaults, loan fraud and failure of a counter party to honor its obligation. Prior to the first quarter of 2007, the reserve for this activity was not material.
Loans or potential risk exposures are added to a “Reserve Schedule” as soon as management is able to ascertain or substantiate a claim or loss potential related to a sold loan. For the nine months ended September 30, 2007, the Mortgage Corporation has expensed approximately $1.4 million to other operating expense to provide for potential losses associated with loans previously sold. The balance in the reserve for potential loan losses at September 30, 2007, was $684 thousand, up from $286 thousand at December 31, 2006. The amount of the reserve for potential loan losses is based on management’s estimate of the financial risks associated with each loan and the likely disposition action. Disposition may be in the form of collateral liquidation or resale to a third party at a discount.
Reserve for Loan Losses on LHFS
(In Thousands)

Balance as of December 31, 2006	$286

Charge offs	(1,439)
Recoveries	400
Provision	1,437

Balance as of September 30, 2007	$684

Non-performing Assets And Past Due Loans
At September 30, 2007, the Bank had two loans in the amount of $390 thousand and $196 thousand in non-accrual status. The Bank also had one loan past due over 90 days and still accruing interest. The collateral on this past due loan has been liquidated and principal and interest will be paid in the fourth quarter. Non-performing assets at the Mortgage Corporation are comprised of non-accrual loans totaling $1.5 million and other real estate owned totaling $2.2 million.

Deposits
Deposits are the primary source of funding loan growth. At September 30, 2007, deposits totaled $454.6 million compared to $438.9 million on December 31, 2006, an increase of $15.7 million. Savings and interest-bearing accounts increased $13.9 million and time deposits increased $18.3 million from December 31, 2006 levels. Noninterest-bearing deposits decreased by $16.6 million to $62.6 million at September 30, 2007. Over $6.0 million of this decrease was directly related to the mortgage industry. The Bank’s core deposit base is comprised primarily of commercial accounts and, due to the inherent nature of these accounts, balances can be subject to wide fluctuations.
Shareholders’ Equity
Shareholders’ equity was $58.6 million at September 30, 2007. A strong capital position is vital to the continued profitability of the Corporation. It also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholders’ equity decreased by $3.7 million during the nine months ended September 30, 2007. The decrease is due to the repurchase of 1 million shares under our share repurchase program at a weighted average price of $8.00 per share that was partially offset by retained earnings of $3.1 million and $492 thousand in other comprehensive income. On October 23, 2007 the Corporation declared $0.01 cash dividend to shareholders of record November 7, 2007 payable on November 23, 2007.
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

The following table outlines the regulatory components of capital and risk based capital ratios.
Risk Based Capital Analysis

	September 30, December 31,
	2007	2006
	(In Thousands)
Tier 1 Capital:
Common stock	$9,246	$9,867
Capital surplus	23,033	29,316
Retained earnings	26,340	23,641
Less: Net Unrealized loss on equity Securities	(27)	(21)
Subordinated debentures	6,000	10,000

Total Tier 1 capital	64,592	72,803

Allowance for loan losses	6,536	5,688

Total risk based capital	$71,128	$78,491

Risk weighted assets	$522,008	$484,987

Quarterly average assets	$657,959	$631,378

Capital Ratios:			Regulatory Minimum
Tier 1 risk based capital ratio	12.37%	15.01%	4.00%
Total risk based capital ratio	13.63%	16.18%	8.00%
Leverage ratio	9.82%	11.53%	4.00%

RESULTS OF OPERATIONS (September 30, 2007)
Summary
Net income for the three months and nine months ended September 30, 2007 totaled $244 thousand and $3.1 million, respectively, compared to $1.9 million and $5.3 million, respectively, for the same period in 2006. Basic earnings per common share amounted to $0.02 and $0.26 per share for the three months and nine months ended September 30, 2007, respectively, compared to $0.19 and $0.61 per share for the same periods in 2006. Diluted earnings per share were $0.02 and $0.25 for the three and nine month periods ended September 30, 2007 compared to $0.17 and $0.53 for the three and nine month periods in 2006 respectively. Earnings per share for the nine month period ended September 30, 2007 were impacted by a 42.3% decrease in net income.
The decrease in earnings is attributable to an increase in the allowance for loan losses of $1.5 million of which, $545 thousand is related to $1.5 million in mortgage loans held for investment at the Mortgage Corporation. The increase was largely due to a $55.4 million increase in loans held for investment during the first nine months of 2007. Separate from the allowance for loan losses, the Mortgage Corporation increased its reserve for loan losses on LHFS by approximately $1.4 million.
Interest and fees on loans increased by $1.2 million in the third quarter and $5.3 million for the nine months ended September 30, 2007 over the same periods of 2006. This increase reflects the $55.4 million increase in loans held for investment at September 30, 2007 over year end. Noninterest income totaled $22.2 million for the nine months ended September 30, 2007 compared to $20.0 million for the same period in 2006. This increase is primarily due to a $1.8 million increase in gains on the sale of mortgage loans and a $1.0 million increase in other income. Noninterest income for the three months ended September 30, 2007 totaled $6.1 million, down from $7.2 million for the same period in 2006, do to a $736 thousand decrease in broker fees and a $250 thousand decrease in gains on sale of loans.
Net Interest Income
Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income increased $1.7 million for the nine months ended September 30, 2007 over the same period in 2006. Net interest margin decreased 7 basis points during the first nine months from 3.21% in 2006 to 3.14% in 2007. The decrease in net interest margin is primarily due to higher interest rates on deposits and borrowings.
Net interest income for the nine months ended September 30, 2007 increased to $15.1 million compared to $13.3 million for the same period in 2006. Net interest income depends upon the volume of earning assets and interest-bearing liabilities and the associated rates. The yield on earning assets increased from 6.96% for the first nine months of 2006 to 7.17% for the same period of 2007.
Total interest expense for the first nine months of 2007 increased $3.6 million from $15.7 million in 2006 to $19.3 million. Total interest- bearing deposits averaged approximately $377.7 million for the nine month period ended September 30, 2007 compared to $358.5 million for the nine month period ended at September 30, 2006. Borrowed funds for the nine months ended September 30, 2007 averaged $149.6 million compared to $113.7 million for the corresponding period in 2006. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest-bearing liabilities at September 30, 2007 was 4.89%, up from 4.42% at September 30, 2006.

The following table presents volume and rate analysis for nine months ended September 30, 2007 and 2006:
Volume and Rate Analysis

	Nine Months Ended September 30,
	2007 Compared to 2006
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$(156)	$(309)	$153
Loans	5,309	5,028	281
Interest-bearing deposits	245	224	21

Total increase (decrease) in interest income	5,398	4,943	455

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(15)	(19)	4
Money market deposit accounts	(152)	(500)	348
Savings accounts	171	150	21
Time deposits	2,038	1,124	914

Total interest-bearing deposits	2,042	755	1,287
FHLB Advances	339	181	158
Securities sold under agreements to repurchase	260	241	19
Other short-term borrowings	85	61	24
Long-term borrowings	926	750	176
Subordinated debentures	26	(3)	29

Total increase (decrease) in interest expense	3,678	1,985	1,693

Increase (decrease) in net interest income	$1,720	$2,958	$(1,238)

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Nine Month
	Period Ended September 30,
	2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$97,412	$3,329	4.56%	$106,588	$3,485	4.36%
Loans(2)	528,482	30,568	7.71%	441,509	25,259	7.63%
Interest-bearing deposits	13,874	527	5.06%	7,936	282	4.74%

Total interest earning assets	639,768	34,424	7.17%	556,033	29,026	6.96%
Noninterest earning assets:
Cash and due from banks	6,782			10,620
Premises, land and equipment	9,742			9,626
Other assets	5,655			5,282
Less: allowance for loan losses	(5,945)			(5,340)

Total noninterest earning assets	16,234			20,188

Total Assets	$656,002			$576,221

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,823	$160	2.17%	$10,966	$175	2.13%
Money market deposit accounts	106,772	3,575	4.46%	122,301	3,727	4.06%
Savings accounts	5,478	198	4.82%	1,147	27	3.14%
Time deposits	255,674	9,532	4.97%	224,073	7,494	4.46%

Total interest-bearing deposits	377,747	13,465	4.75%	358,487	11,423	4.25%
FHLB short-term advances	68,737	2,776	5.38%	64,132	2,437	5.07%
Securities sold under agreements to repurchase	10,610	338	4.25%	2,955	78	3.52%
Other short-term borrowings	17,736	568	4.27%	15,818	483	4.07%
FHLB Long-term borrowings	42,245	1,510	4.77%	20,435	584	3.81%
Subordinated debentures	10,266	680	8.83%	10,311	654	8.46%

Total interest-bearing liabilities	527,341	19,337	4.89%	472,138	15,659	4.42%

Non-interest bearing liabilities:
Demand deposits	62,616			61,278
Other liabilities	1,599			3,913

Total liabilities	591,556			537,329
Shareholders’ equity	64,446			38,892

Total liabilities and shareholders’ equity:	$656,002			$576,221

Interest spread(3)			2.28%			2.54%

Net interest margin(4)		$15,087	3.14%		$13,367	3.21%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income
Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The Mortgage Corporation provides the most significant contributions to noninterest income. Total noninterest income was $22.2 million for the nine month period ended September 30, 2007 compared to $20.0 million for the same period in 2006, an increase of $2.2 million. Noninterest income for the three month period ended September 30, 2007 totaled approximately $6.1 million down from $7.2 million for the same period of 2006. Gains on the sale of loans originated by the Mortgage Corporation totaled $4.7 million and $15.3 million for the three and nine month periods ending September 30, 2007, respectively, compared to $5.0 million and $13.4 million for the same periods of 2006. Other income totaled $3.5 million for the first nine months of 2007, up from $2.5 million for the same period in 2006, an increase of $1.0 million. Other income totaled $0.5 million for the third quarter of 2007, down from $0.6 million for the second quarter of 2006. The increase of $1.0 million for the first nine months of 2007 is largely due to a $745 thousand increase in other settlement fees.
Noninterest Expense
Noninterest expense totaled $10.0 million and $31.1 million for the three and nine months ended September 30, 2007, respectively, compared to $9.2 million and $25.1 million for the same periods in 2006. Salaries and benefits totaled $15.6 million for the first nine months of 2007, compared to $14.5 million for the same period last year due to increases in staff at both the Bank and Mortgage Corporation. Other operating expenses totaled approximately $13.7 million for the nine months ended September 30, 2007, up from $9.1 million for the nine months ended September 30, 2006. The increase in other operating expenses is primarily attributable to an increase in wholesale broker fees and a $1.4 million addition to the provision for potential loan losses relating to LHFS. As with other noninterest income associated with the Mortgage Corporation, noninterest expense fluctuates with loan origination volumes.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as interest-bearing deposits with other banks provide an additional source of liquidity funding. At September 30, 2007, overnight interest-bearing balances totaled $7.5 million and securities available for sale less restricted stock totaled $88.6 million.
The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At September 30, 2007, the Bank had a line of credit with the FHLB totaling $193.1 million and had outstanding variable rate loans of $30.0 million, and an additional $58.2 million in term loans at fixed rates ranging from 2.70% to 5.21% leaving $104.9 million available on the line. In addition to the line of credit at the FHLB, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of September 30, 2007, outstanding repurchase agreements totaled approximately $13.5 million and commercial paper issued and short-term borrowings amounted to $17.2 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at September 30, 2007, these lines amounted to $22.6 million. The Corporation also has $6.2 million in subordinated debentures, after redeeming $4.1 million on September 30, 2007, to support the growth of the organization.

Borrowed Funds Distribution

	September 30,	December 31,
	2007	2006
	(Dollars In Thousands)
At Period End
FHLB Advances	$45,750	$45,000
FHLB long-term borrowings	42,411	42,572
Securities sold under agreements to repurchase	13,507	14,541
Other short-term borrowings	17,241	20,599
Subordinated debentures	6,186	10,311
Federal Funds Purchased	1	4,811

Total at period end	$125,096	$137,834

Average Balances
FHLB Advances	$68,737	$61,066
FHLB long-term borrowings	42,245	23,722
Securities sold under agreements to repurchase	10,610	4,644
Other short-term borrowings	17,736	18,005
Subordinated debentures	10,266	10,311

Total average balance	$149,594	$117,748

Average rate paid on all borrowed funds	5.23%	5.02%

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
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of September 30, 2007. The table below reflects the outcome of these analyses at September 30, 2007, assuming budgeted growth in the balance sheet. According to the model run for the period ended September 30, 2007, and projecting forward over a twelve month period, an immediate 100 basis points increase in interest rates would result in an increase in net interest income of 3.43%. An immediate 100 basis points decline in interest rates would result in a decrease in net interest income of 3.76%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income. The following table reflects the Corporation’s earnings sensitivity profile as of September 30, 2007.

Rate Shock Analysis
September 30, 2007

		Hypothetical Percentage
Change in Federal	Hypothetical Percentage	Change in Economic Value
Funds Target Rate	Change in Earnings	of Equity
3.00%	10.39%	-15.55%
2.00%	6.89%	-9.51%
1.00%	3.43%	-4.57%
-1.00%	-3.76%	4.26%
-2.00%	-7.30%	8.45%
-3.00%	-10.96%	12.34%
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
Throughout the lock period, the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations in mortgage revenue. The Corporation’s management has made complex judgments in the recognition of gains and losses in connection with this activity. The Corporation utilizes a third party and its proprietary simulation model to assist in identifying and managing the risk associated with this activity. The Corporation did not have a material gain or loss representing the amount of hedge ineffectiveness during the reporting periods contained in this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2007, the Corporation’s Board of Directors approved a program to repurchase up to 500,000 shares of its common stock, which was increased to 1,000,000 shares on August 14, 2007. Shares may be purchased on the open market or through privately negotiated transactions. No termination date was set for the program. As of September 30, 2007, a total of 1,000,000 shares have been repurchased. Subsequent to the period covered by the table below, the Board of Directors increased the program size by 500,000 shares on November 1, 2007.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
April 1 - April 30, 2007	2,100	$9.03	2,100	497,900
May 1 - May 31, 2007	40,600	9.11	40,600	457,300
June 1 - June 30, 2007	63,694	8.95	63,694	393,606
July 1 - July 31, 2007	103,000	7.81	103,000	290,606
August 1 - August 31, 2007 *	609,981	7.69	609,981	180,625
September 1 - September 30, 2007	180,625	8.55	180,625	—

	1,000,000	$0.96	1,000,000

*	Reflects the 500,000 shares increased on August 14, 2007.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K dated October 23, 2007 (file number 000-49929))

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation (Registrant)
Date: November 13, 2007	By:	/s/ Michael W. Clarke
Michael W. Clarke
President & Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2007	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)