Form 10-K
period 2007-12-31
ACCESS NATIONAL CORP
filed 2008-03-17
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(703) 871-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock $.835 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:
(Title of class) None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $78,908,662.
As of March 10, 2008, there were 10,294,643 shares of Common Stock, par value $.835 per share, of Access National Corporation issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 20, 2008, are incorporated by reference in Part III of this Form 10-K.

Access National Corporation
FORM 10-K
INDEX

PART I
In addition to historical information, the following report contains forward looking statements that are subject to risks and uncertainties that could cause the Corporation’s actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the Report. For discussion of factors that may cause our actual future results to differ materially from those anticipated, please see “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Forward-Looking Statements” herein.
ITEM 1 — BUSINESS
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
The Bank is the primary operating business of the Corporation. The Bank provides commercial credit, deposit and mortgage services to middle market businesses and associated professionals, primarily in the greater Washington, D.C. Metropolitan Area. The Bank was organized under federal law as a national banking association to engage in a general banking business to serve the communities in and around Northern Virginia. The Bank opened for business on December 1, 1999 at 14006 Lee-Jackson Memorial Highway in Chantilly, Virginia Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation. The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and associated individuals. The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels. The Bank has four wholly owned subsidiaries: Access National Mortgage Corporation (the “Mortgage Corporation”), Access National Leasing Corporation (“the Leasing Corporation”), Access National Real Estate LLC (“Access Real Estate”) and United First Mortgage Corporation (“UFM”). The Leasing Corporation and UFM are both presently inactive.
The headquarters for the Corporation, the Bank, Access Real Estate and the Mortgage Corporation is located at 1800 Robert Fulton Drive, Reston, Virginia.
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
The economy, interest rates, monetary and fiscal policies of the federal government and regulatory policies have a significant influence on the Corporation, the Bank, and the Mortgage Corporation, and the banking industry as a whole.
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
Assets at year end totaled over $622.4 million and net income amounted to $3.7 million. The Bank operates from five banking centers located in Chantilly, Tysons Corner, Reston, Leesburg and Manassas, Virginia and online at www.accessnationalbank.com. Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities.
On December 1, 1999, the Bank acquired Access National Mortgage Corporation, formerly known as Mortgage Investment Corporation. The Mortgage Corporation is headquartered in Reston, Virginia. The Mortgage Corporation specializes in the origination of conforming and non-conforming residential mortgages primarily in the greater Washington, D.C. Metropolitan Area and the surrounding areas of its branch locations. The Mortgage Corporation has established offices throughout Virginia, in Annandale, Fredericksburg, Reston, Roanoke, Richmond, and Vienna. Offices outside the state of Virginia include Westminster, Bowie, and Crofton in Maryland, Nashville in Tennessee, Denver and Windsor in Colorado, and San Antonio, Texas.

On April 10, 2002 the Bank acquired the Leasing Corporation, formerly known as Commercial Finance Corporation. The Leasing Corporation is presently inactive. However commercial and industrial lease financing is offered through and managed by the Bank.
On May 19, 2003 the Bank formed Access Real Estate. The sole purpose of forming Access Real Estate was to acquire and hold title to real estate for the Corporation. On July 10, 2003, Access Real Estate acquired a 45,000 square foot, three story office building located at 1800 Robert Fulton Drive in Reston, Virginia at a cost of approximately $7.1 million that serves as the corporate headquarters for the Corporation, Bank, Mortgage Corporation, and Access Real Estate.
On July 19, 2004, the Corporation’s common stock commenced trading on the NASDAQ Global Market under the ticker symbol “ANCX”.
On August 17, 2004, the Bank acquired 100% of the common stock in UFM from Community First Bank N.A of Bluefield, Virginia in a stock purchase transaction. The operations of UFM have been merged into that of the Mortgage Corporation and the corporate entity acquired is now inactive.
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
In August 2006, the Corporation sold 2,300,000 shares of common stock at $9.38 per share in a public offering and netted approximately $20.0 million in new capital.
Our Strategy — historical and prospective
We consider our business to be a young and emerging enterprise that is well positioned to be an effective competitor in the financial services industry over the long term. Our view of the financial services market place is that community banks must be effective in select market niches that are under-served and stay clear of competing with large national competitors on a head-to-head basis for broad based consumer business. We started by organizing a de novo national bank in 1999. The focus of the bank was and is serving the small to middle market businesses and their associated professionals in the greater Washington, D.C. Metropolitan Area. We find that large national competitors are ineffective at addressing this market as it is difficult to distinguish where a business’s financial needs stop and the personal financial needs of that business’s professionals start. Emerging businesses and the finances of their owners are best served hand-in-hand.
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
The long term goal was and is to generate 70-80% of the Corporation’s earnings from the core business bank, with the rest of our consolidated earnings to be generated from related fee income activities. At the present time, the sole related fee income activity remains our Mortgage Corporation. We will consider entering other related fee income businesses that serve our target market as opportunities, market conditions and our capacity dictate. The percentage contribution from our Banking Segment has grown steadily.

See Note 20 to the consolidated financial statements for additional information on segment performance.
We expect to grow our commercial bank by continuing to hire skilled personnel, train our own and provide a sound infrastructure that facilitates the success of businesses, their owners and key personnel, not only today but tomorrow and on into the ensuing decades.
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
At December 31, 2007 loans held for investment totaled $477.6 million compared to $433.6 million at year end 2006. The increase in loans is attributable to our customer base, referrals and new business. The Bank is predominantly a secured lender. Secured loans comprise over 99% of the total loan portfolio.
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
Loan Portfolio — Loans Held for Investment. The following outlines the composition of loans held for investment.
Commercial Loans: Commercial Loans represent 13.6% of our held for investment portfolio as of December 31, 2007. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 11.5% of our held for investment loan portfolio, as of December 31, 2007. These loans generally fall into one of four circumstances: first, loans to construct owner occupied commercial buildings; second, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; third, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and fourth, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal borrowers. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Commercial Real Estate Loans: Also known as Commercial Mortgages, loans in this category represent 41.9% of our loan portfolio held for investment, as of December 31, 2007. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties, generally extended to bank clients, and represents 32.8% of the portfolio, as of December 31, 2007. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 16.5%; First Trust Mortgage Loans 73.9%; Loans Secured by a Junior Trust 6.0%; Multi-Family Loans and Loans Secured by Farmland 3.6%.
Home Equity Loans are extended to borrowers in our target market. Real estate equity is the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Loans are most frequently secured by a second lien on residential property. One to Four Family Residential First Trust Loan, or First Mortgage Loan, proceeds are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust Loans, or Loans Secured by a Second Trust Loans, are to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.
Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.
Consumer Loans: Consumer Loans make up less than .2% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and up-dated by our management and Board of Directors: repayment source and capacity, collateral value, credit history, savings pattern, and stability.
Loans Held for Sale (LHFS). Loans in this category are originated by the Mortgage Corporation and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor.
The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor. In 2007, we originated $881.9 million of loans processed in this manner. At December 31, 2007 loans held for sale totaled $39.1 million compared to $65.3 million at year end 2006. The decrease in loans held for sale at year end 2007 is due to the reduced volume of loans closed during the month reflecting the decline in mortgage industry volumes. During 2007, a combination of rising interest rates and a decline in real estate values resulted in an increase in early payment defaults during the customary warranty period. As a result, the Mortgage Corporation incurred approximately $2.9 million in expenses related to loans repurchased and subsequent liquidation of the properties. In order to mitigate the loss exposure due to early payment defaults, contracts with our two largest correspondent lenders, representing 76% of 2007 volume, were modified in November 2007 to eliminate early payment default warranties on future production.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. In 2007, we originated a total volume of $187.8 million in residential mortgage loans under these types of delivery methods. Brokered loans accounted for 17.6% of the total loan volume of the Corporation. The risks associated with this activity are limited to losses or claims arising from fraud.
Deposits
Deposits are the primary source of funding loan growth. Average deposits totaled $445.0 million up from $423.8 million, a $21.2 million increase over 2006. At December 31, 2007 deposits totaled $473.4 million compared to $438.9 million on December 31, 2006, an increase of $34.5 million.
Market Area
The Corporation, the Bank, and the Mortgage Corporation are headquartered in Fairfax County and serve the Northern Virginia region. Fairfax County is a diverse and thriving urban county. As the most populous jurisdiction in both Virginia and the greater

Washington D.C. Metropolitan Area, the County’s population exceeds that of seven states. The median household income of Fairfax County is one of the highest in the nation. Northern Virginia had a population of 2.16 million according to the 2000 Census. The proximity to Washington, D.C. and the influence of the federal government and its spending provides somewhat of a recession shelter.
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
Employees
At December 31, 2007 the Corporation had 203 employees, 86 of whom were employed by the Bank and 117 of whom were employed by the Mortgage Corporation. None of the employees within the Corporation is subject to a collective bargaining agreement. Management considers employee relations to be good.
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
Governmental Policies and Legislation. Banking is a business that depends primarily on interest rate differentials. In general, the difference between the interest rates paid by the Bank on its deposits and its other borrowings and the interest rates received by the Bank on loans extended to its customers and securities held in its portfolio comprise the major portion of the Corporation’s earnings. These rates are highly sensitive to many factors that are beyond the Corporation’s control. Accordingly, the Corporation’s growth and earnings are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.
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
Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its common stock. As a bank holding company, the Corporation is a separate legal entity from the Bank. Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank. The amount of dividends that may be paid by the Bank depends upon the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies. In addition to specific regulations governing the permissibility of dividends, both the FRB and the Virginia Bureau of Financial Institutions are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Bank would be an unsafe and unsound banking practice. The Corporation meets all regulatory requirements and began paying dividends in February 2006. The Corporation paid dividends totaling $497 thousand in 2007. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
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
The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2007, the Corporation and Bank both met all applicable capital requirements imposed by regulation.
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

As of December 31, 2007, both the Corporation and the Bank were considered “well capitalized.”
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
Mortgage Banking Regulation. The Bank’s mortgage banking subsidiary is subject to the rules and regulations of, and examination by, the Department of Housing and Urban Development (“HUD”), the Federal Housing Administration, the Department of Veterans

Affairs and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated there under. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.
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
The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.
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
ITEM 1A — RISK FACTORS
Our future success will depend on our ability to compete effectively in the highly competitive financial services industry.
We face substantial competition in all phases of our operations from a variety of different competitors. In particular, there is very strong competition for financial services in Northern Virginia and the greater Washington, D.C. Metropolitan area in which we conduct a substantial portion of our business. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other local and community, super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment.
Many of our competitors are well-established, larger financial institutions and many offer products and services that we do not. Many have substantially greater resources, name recognition and market presence that benefit them in attracting business. Some of our competitors are not subject to the same regulation as is imposed on bank holding companies and federally-insured national banks, including credit unions which do not pay federal income tax, and, therefore, have regulatory advantages over us in accessing funding and in providing various services. While we believe we compete effectively with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller asset base, lack of geographic diversification and inability to spread our marketing costs across a broader market. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new or to retain existing, clients may reduce or limit our net income and our market share and may adversely affect our results of operations, financial condition and growth.
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
As a lender, we are exposed to the risk that our loan clients may not repay their loans according to their terms and any collateral securing payment may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs we incur disposing of the collateral. Although we have collateral for most of our loans, that collateral can fluctuate in value and may not always cover the outstanding balance on the loan. With most of our loans concentrated in Northern Virginia, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.
In addition to assessing the financial strength and cash flow characteristics of each of our borrowers, the bank often secures loans with real estate collateral. At December 31, 2007, approximately 86.2% of our bank’s loans held for investment have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
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
As a strategy, we have sought to increase the size of our business by pursuing business development opportunities, and we have grown rapidly since our incorporation. As part of that strategy, we have acquired three mortgage companies and a small equipment leasing company. We may acquire other financial institutions and mortgage companies, or parts of those entities, in the future. Acquisitions and mergers involve a number of risks, including:
•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target entity may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible ownership or economic dilution to our current shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the potential loss of key employees and clients.
We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock, in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future merger or acquisition, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.
Our allowance for loan losses could become inadequate and reduce our earnings and capital.
We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us. The amount of future losses, however, is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values, that are beyond our control, and these future losses may exceed our current estimates. Our allowance for loan losses at December 31, 2007 was $7.5 million. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or guarantee that our allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance and reduce our earnings and capital.
Liquidity needs could adversely affect our results of operations and financial condition.
We rely on dividends from the bank as our primary source of funds. The primary source of funds of the bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.
We operate in a highly regulated industry, and both we and the Bank are subject to extensive regulation and supervision by the FRB, the Comptroller, and the FDIC. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Many of these regulations are intended to protect depositors and the FDIC’s Deposit Insurance Fund rather than our shareholders.
SOX, and the related rules and regulations promulgated by the SEC and NASDAQ that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the cost of completing our audit and maintaining our internal controls. As a result, we may experience greater compliance costs.
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
We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives that would be offset by an inverse change in the value of loans held for sale and mortgage-related securities. We cannot assure you, however, that our hedging strategy and use of derivatives will offset the risks related to changes in interest rates. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Item 7A — Quantitative and Qualitative Market Risk Disclosure.”
The profitability of the Mortgage Corporation will be significantly reduced if we are not able to sell mortgages.
Currently, we sell all of the mortgage loans originated by the Mortgage Corporation. We only underwrite mortgages that we reasonably expect will have more than one potential purchaser. The profitability of our mortgage company depends in large part upon our ability to originate or purchase a high volume of loans and to quickly sell them in the secondary market. Thus, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to sell loans into that market.
The Mortgage Corporation’s ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae and Freddie Mac and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae and Freddie Mac, are government-sponsored enterprises whose activities are governed by federal law, and while we do not actively participate in their programs, they do have substantial market influence. Any future changes in laws that significantly affect the activity of these government-sponsored enterprises and other institutional and non-institutional investors or any impairment of our ability to participate in such programs could, in turn, adversely affect our operations.
We may be exposed to greater risks from offering non-conforming mortgage loans.
We are an originator of non-conforming residential mortgage loans for sale into the secondary market. These are residential mortgages that do not qualify for purchase by government sponsored agencies such as Fannie Mae and Freddie Mac. Our operations may be negatively affected due to our investments in non-conforming mortgage loans. Credit, liquidity and repurchase risks associated with non-conforming mortgage loans may be greater than those for conforming mortgage loans. We, therefore, may assume a greater risk of increased delinquency rates and/or credit losses, as well as interest rate risk, by offering non-conforming products.
Our small- to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.
We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.
We depend on the accuracy and completeness of information about clients and counterparties.
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements or other information that does not comply with GAAP or is materially misleading.
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
We depend on the services of key personnel, and a loss of any of those personnel could disrupt our operations and result in reduced revenues.
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
In addition to the amount of common stock controlled by our chairman of the board and other principal shareholders, certain provisions in our articles of incorporation and applicable Virginia corporate and banking law may have the effect of discouraging a change of control of our company even if such a transaction is favored by some of our shareholders and could result in shareholders receiving a substantial premium over the current market price of our shares. The primary purpose of these provisions is to encourage negotiations with our management by persons interested in acquiring control of our corporation. These provisions may also tend to perpetuate present management and make it difficult for shareholders owning less than a majority of the shares to be able to elect even a single director.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
The Bank and the Mortgage Corporation leases offices that are used in the normal course of business. The principal executive office of the Corporation, Bank, Access Real Estate and Mortgage Corporation is owned by Access Real Estate, a subsidiary of the Bank, and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank leases offices in Chantilly, Tysons Corner, Leesburg, and Manassas, Virginia. The Mortgage Corporation leases offices in Fredericksburg, Vienna, Richmond, Annandale, and Roanoke in Virginia. The Mortgage Corporation leases three offices in Maryland located in Bowie, Crofton and Westminster in addition to the offices in, Tennessee, Texas and Colorado. Access Real Estate owns an undeveloped commercial lot in Fredericksburg that is being held for future expansion of the Bank and Mortgage Corporation.
All of the owned and leased properties are in good operating condition and are adequate for the Corporation’s present and anticipated future needs.
ITEM 3 — LEGAL PROCEEDINGS
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In July 2004, The Corporation’s common stock became listed on the NASDAQ Global Market of the NASDAQ Stock Market LLC and is quoted under the symbol of “ANCX”.
Set forth below is certain financial information relating to the Corporation’s common stock price history. Prices reflect transactions executed on NASDAQ.

	2007			2006
	High	Low	Dividends	High	Low	Dividends
First Quarter	$9.82	$9.10	$0.01	$15.10	$9.84	$0.005
Second Quarter	9.59	8.60	0.01	11.30	8.40	0.005
Third Quarter	8.91	6.89	0.01	10.39	8.75	0.005
Fourth Quarter	8.14	5.60	0.01	10.05	9.10	0.005
As of March 10, 2008, the Corporation had 10,294,643 outstanding shares of Common Stock, par value $.835 per share, held by approximately 384 shareholders of record and the closing price for the Corporation’s common stock on the NASDAQ Global Market was $7.52.
The Corporation paid its ninth consecutive quarterly cash dividend on February 25, 2008 to shareholders of record as of February 13, 2008. Payment of dividends is at the discretion of the Corporation’s Board of Directors, is subject to various federal and state, regulatory limitations. Future dividends are dependent upon the overall performance and capital requirements of the Corporation. See “Item 1 — Business — Supervision and Regulation — Dividends” for a discussion of regulatory requirements related to dividends.
Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2007
The following table details the Corporation’s purchases of its common stock during the fourth quarter pursuant to a Share Repurchase Program announced on March 20, 2007. At December 31, 2007 the Share Repurchase Program authorized the repurchase of 1,500,000 shares. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
October 1 - October 31, 2007	—	$—	—	—
November 1 - November 30, 2007	149,083	5.84	149,083	350,917
December 1 - December 31, 2007	96,541	5.93	96,541	254,376

Total	245,624	$5.88	245,624	254,376

Stock Performance
The following graph compares the Corporation’s cumulative total shareholder return on its common stock for the five year period ended December 31, 2007 with the cumulative return of a broad equity market index, the Standard & Poor’s 500 Index (“SAP 500 Index”) and a peer group constructed by the Corporation (the “Peer Group”). This presentation assumes $100 was invested the in shares of the Corporation and each of the indices on December 31, 2002, and that dividends, if any, were immediately reinvested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals from December 31, 2002 through December 31, 2007.
The Peer Group consists of five companies that, in the opinion of management, are similar to the Corporation in ways relevant to a comparison of stock performance. Specifically, each company in the Peer Group provides commercial banking services in the Mid-Atlantic Region, has existed for a reasonably similar time period as has the Corporation, and is considered by our management to be in an expansion mode. In calculating the relative index, the stock values of the Peer Group are re-balanced at the beginning of each year by the weighted market capitalization.

The Peer Group consists of:

Company, Headquarters	Exchange	Trading Symbol	Established

Cardinal Financial Corporation	NASDAQ-GS	CFNL	1998
Fairfax, Virginia

Eagle Bancorp, Inc.	NASDAQ-CM	EGBN	1998
Bethesda, Maryland

Towne Bank	NASDAQ-GS	TOWN	1999
Portsmouth, Virginia

Valley Financial Corporation	NASDAQ-CM	VYFC	1995
Roanoke, Virginia

Virginia National Bank	OTC-BB	VABK	1998
Charlottesville, Virginia
There can be no assurance the Corporation’s future stock performance will continue with the same or similar trend as illustrated in the graph below.

Access National Corporation

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Access National Corporation	100.00	218.72	205.22	413.64	278.05	176.59
S&P500	100.00	128.68	142.69	149.70	173.34	182.86
Peer Group Index*	100.00	153.99	197.93	203.03	204.57	169.20

*	Access National Corporation’s peer group consists of the following: Cardinal Financial Corporation (CFNL), Eagle Bancorp, Inc. (EGBN), Towne Bank (TOWN), Valley Financial Corporation (VYFC), and Virginia National Bank (VABK).

ITEM 6 – SELECTED FINANCIAL DATA
Selected Financial Data

	Year Ended December 31
	2007	2006	2005	2004	2003
	(In Thousands, Except Per Share Data)
Income Statement Data:
Net interest income	$20,122	$18,256	$15,273	$11,694	$9,138
Provision for loan losses	2,588	232	1,196	1,462	526
Non-interest income	27,707	27,633	30,956	25,952	33,765
Non-interest expense	39,949	34,212	35,830	31,580	36,432
Income taxes	1,590	3,853	3,305	1,619	2,129

Net income before extra ordinary items	3,702	7,592	5,898	2,985	3,816
Extra ordinary income, net of income tax	—	—	—	330	—

Net Income	$3,702	$7,592	$5,898	$3,315	$3,816

Per Share Data:
Earnings per share
Basic, before extra ordinary income	$0.32	$0.81	$0.75	$0.40	$0.55
Basic	0.32	0.81	0.75	0.44	0.55
Diluted, before extra ordinary income	0.31	0.72	0.63	0.33	0.44
Diluted	0.31	0.72	0.63	0.36	0.44
Cash dividends paid	0.04	0.02	—	—	—
Book value at period end	5.35	5.27	3.92	3.29	2.84

Balance Sheet Data:
Total assets	$622,376	$644,782	$537,050	$420,098	$257,390
Loans held for sale	39,144	65,320	45,019	36,245	29,756
Total loans	477,598	433,594	369,733	292,594	189,320
Total securities	73,558	105,163	87,771	51,378	23,178
Total deposits	473,418	438,932	419,629	317,393	198,183
Shareholders’ equity	57,961	62,295	31,185	25,998	19,755
Average shares outstanding, basic	11,620,130	9,429,074	7,867,135	7,509,536	6,986,680
Average shares outstanding, diluted	11,866,468	10,541,873	9,423,087	9,155,778	8,822,372

Performance Ratios:
Return on average assets	0.57%	1.29%	1.29%	0.97%	1.45%
Return on average equity	5.84%	17.15%	20.63%	14.48%	20.48%
Net interest margin (1)	3.18%	3.21%	3.49%	3.64%	3.58%

Efficiency Ratios:
Access National Bank	50.87%	48.67%	52.21%	56.40%	50.71%
Access National Mortgage Corp.	107.52%	92.42%	89.13%	94.18%	89.66%
Access National Corporation	83.52%	75.06%	80.09%	87.61%	84.26%

Asset Quality Ratios:
Allowance to period end loans	1.56%	1.26%	1.41%	1.37%	1.35%
Allowance to nonperforming loans	449.25%	1514.60%	397.78%	185.07%	310.93%
Net charge-offs to average loans	0.12%	—	—	—	—
Net interest income divided by total average earning assets.(1)
Table continued on next page

ITEM 6 – SELECTED FINANCIAL DATA continued

	December 31
	2007	2006	2005	2004	2003
	(In Thousands, Except Per Share Data)
Average Balance Sheet Data:
Total assets	$649,584	$589,834	$457,251	$341,153	$263,415
Securities	94,331	107,165	64,862	25,340	14,036
Loans held for sale	49,750	53,935	45,688	42,416	80,649
Loans	472,372	400,211	318,438	246,809	146,366
Allowance for loan losses	6,170	5,363	4,433	2,945	2,363
Total deposits	444,999	423,788	337,403	235,387	203,840
Junior subordinated debentures	9,237	10,311	10,311	10,311	5,593
Total shareholders’ equity	63,343	44,270	28,586	22,901	18,637

Capital Ratios:
Tier 1 risk-based capital	12.41%	15.01%	10.78%	10.97%	12.54%
Total risk-based capital	13.66%	16.18%	12.11%	12.80%	15.47%
Leverage capital ratio	10.07%	11.53%	7.60%	8.83%	10.28%
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATION
The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of the Corporation and its subsidiaries for the year ended December 31, 2007 and 2006. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.
Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: branch expansion plans, interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the FRB, the economy of Northern Virginia, including governmental spending and real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A – Risk Factors” herein.

CRITICAL ACCOUNTING POLICIES
Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principals of accounting: (i)Statement of Financial Accounting Standards (“SFAS”) No. 5 Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
Other Than Temporary Impairment of Investment Securities
The Bank’s investment portfolio is classified as available-for-sale. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other-than-temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. At December 31, 2007 there were no securities with other than temporary impairment.
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
See Notes 1, 10 and 11 to the consolidated financial statements for additional information on derivatives.
FINANCIAL CONDITION
Summary
The Corporation completed its eighth year of operation and recorded net income of $3.7 million. Earnings in 2007 were impacted by an increase in expenses of $2.9 million associated with loans repurchased by our Mortgage Corporation and a $1.8 million increase in the Bank’s allowance for loan losses as a result of growth in loans held for investment. As a result of the volatility in the mortgage industry, we have eliminated the wholesale mortgage operations, revised our product offerings and strengthened our underwriting guidelines. These actions are expected to cause a reduction in mortgage origination volume and improve the future prospects for a profitable mortgage operation.
During 2007, we opened two new banking offices, one in Leesburg, Virginia and the other in Manassas, Virginia. Both of these offices are in two of the fastest growing areas of Northern Virginia. Total assets at December 31, 2007 were $622.4 million compared to $644.8 million in 2006. The decrease in total assets is primarily due to a $31.6 million decrease in investment securities and a $26.2 million decrease in loans held for sale, partially offset by an increase in loans held for investment of approximately $44.0 million.
The following discussions by major categories explain the changes in financial condition.

Investment Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, municipal securities, CRA mutual fund, mortgage backed securities, FRB and FHLB stock. The investment portfolio is used to provide liquidity and as a tool for managing interest sensitivity in the balance sheet, while generating a reasonable return. At December 31, 2007 the estimated fair value of the securities portfolio totaled $73.6 million, down from $105.2 million, in 2006. The decrease is due to maturities in the investment portfolio that were not reinvested. All securities were classified as available for sale. The Financial Accounting Standards Board(“FASB”) requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of stockholders’ equity. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $230.0 thousand on December 31, 2007. The following tables presents the types, amounts and maturity distribution of the securities portfolio.
Investment Securities Available for Sale
(In Thousands)

	December 31
	2007	2006	2005
Investment Securities Available for Sale:
US Treasury	$1,013	$996	$1,602
US Government agency	61,720	91,609	75,260
Mortgage backed	799	1,040	1,393
Tax exempt municipals	2,891	2,888	2,840
Taxable municipals	1,099	1,275	1,466
Mutual fund	1,479	1,468	1,471
Restricted stock	4,557	5,887	3,739

Total Securities	$73,558	$105,163	$87,771

Maturity Schedule of Investment Securities Available for Sale 2007
(In Thousands)

			After One Year		After Five Years
	Within		But Within		But Within
	One Year		Five Years		Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Investment Securities Available for Sale (1)
US Treasury	$—	—	$1,013	4.50%	$—	—	$1,013
US Government agency	38,879	4.42%	997	4.05%	21,844	5.78%	61,720
Mortgage backed	—	—	799	5.34%	—	—	799
Tax exempt municipals	—	—	—	—	2,891	5.50%	2,891
Taxable municipals	—	—	1,099	4.30%	—	—	1,099

Total	$38,879	4.42%	$3,908	3.29%	$24,735	5.75%	$67,522

(1)	Excludes CRA Mutual Fund, FRB Stock and FHLB Stock
Loans
Loans held for investment totaled $477.6 at December 31, 2007 up from $433.6 million at December 31, 2006, an increase of $44.0 million. The Bank concentrates on providing banking services to small to medium sized businesses and professionals in our market area. Our loan officers maintain a professional relationship with our clients and are responsive to their financial needs. They are directly involved in the community and it is this involvement and commitment that leads to referrals and continued growth.

Commercial loans increased by approximately $13.0 million from last year. Loans secured by commercial real estate increased $39.9 million, a 24.9% increase over 2006. The growth in commercial real estate loans reflects our commitment to local owner occupied commercial financing. Real estate construction loans decreased $13.5 million, a 19.7% decrease over last year. This loan category is comprised of construction and land development loans. Competition for loans in this somewhat cyclical category is very high. Residential real estate loans increased $4.1 million in 2007. Consumer loans totaled $1.0 million in 2007 and $555 thousand in 2006. The Bank offers a complete line of consumer lending products, primarily as a service to the affiliates of our commercial and professional clients. The Bank does not actively market its consumer products at this time, which accounts for the nominal amount of consumer loans.
Loans held for sale totaled $39.1 million at December 31, 2007 compared to $65.3 million at December 31, 2006, a decrease of $26.2 million. The decrease in loans held for sale is due to a decrease in loans originated during the month of December, 2007. Loan origination volume increased $21.0 million from 2006 to $1.070 billion in 2007. The increase in loan originations occurred during the first half of 2007 prior to the downturn in the housing industry. The following tables present the major classifications and maturity distribution of loans held for investment at December 31:
Composition of Loan Portfolio

	Year Ended December 31
	2007		2006		2005		2004		2003
		Percentage		Percentage		Percentage		Percentage		Percentage
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
					(In Thousands)
Commercial	$64,860	13.58%	$51,825	11.95%	$38,516	10.42%	$48,427	16.55%	$31,759	16.78%
Commercial real estate	199,894	41.85	159,996	36.90	137,423	37.17	96,939	33.13	69,128	36.51
Real estate construction	55,074	11.53	68,570	15.81	37,054	10.02	33,073	11.30	13,766	7.27
Residential real estate	156,731	32.82	152,648	35.21	156,185	42.24	113,432	38.77	73,846	39.01
Consumer	1,039	0.22	555	0.13	555	0.15	723	0.25	821	0.43

Total loans	$477,598	100.00%	$433,594	100.00%	$369,733	100.00%	$292,594	100.00%	$189,320	100.00%

Loan Maturity Distribution at December 31, 2007

	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
	(In Thousands)
Commercial	$9,357	$18,383	$32,413	$4,707	$64,860
Commercial real estate	20,229	43,095	126,818	9,752	199,894
Real estate construction	3,022	9,426	42,626	—	55,074
Residential real estate	31,489	33,175	76,649	15,418	156,731
Consumer	89	30	920	—	1,039

Total	$64,186	$104,109	$279,426	$29,877	$477,598

Allowance for Loan Losses
The allowance for loan loss totaled approximately $7.5 million at December 31, 2007, up from $5.5 million in 2006. The level of the allowance for loan losses is determined by an ongoing detailed analysis of risk and loss potential within the portfolio as a whole. Although actual loan losses have been insignificant, our senior credit management, with nearly 150 years in collective experience in managing similar portfolios in our marketplace, concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve.
The overall allowance for loan losses is equivalent to approximately 1.56% of total loans held for investment. The schedule below, Allocation of the Allowance for Loan Losses, reflects the pro rata allocation by the different loan types. The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.
The methodology as to how the allowance was derived is detailed below. Unallocated amounts included in the allowance for loan losses have been applied to the loan classifications on a percentage basis.
Adequacy of the reserve is assessed, and appropriate expense and charge-offs are taken, no less frequently than at the close of each fiscal quarter end. The methodology by which we systematically determine the amount of our reserve is set forth by the Board of Directors in our Credit Policy. Under this Policy, our Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits (the “Specific Reserve”), individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time (the “General Reserve”) and, finally, an “Unallocated Reserve” to cover any unforeseen factors not considered above in the appropriate magnitude. Each of the reserve components, General, Specific and Unallocated are discussed in further detail below.
With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this bank; our collective management experience in administering similar loan portfolios in the market for nearly 150 years; and peer data contained in statistical releases issued by both the Comptroller and the FDIC. Although looking only at peer data and the bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic conditions generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations.
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
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Allocations. Maximum and minimum target limits, currently 0.00%-0.15% of total loans, are established by us on a quarterly basis for the Unallocated Reserve.
In addition to the reserves discussed above, the Mortgage Corporation maintains a separate reserve in other liabilities for LHFS and potential early default penalties. At December 31, 2007 the balance in this reserve totaled approximately $119 thousand.
The following tables present an analysis of the allowance for loan losses, for the periods indicated.

Allowance for Loan Losses

	Year Ended December 31
	2007	2006	2005	2004	2003
	(In Thousands)
Balance, beginning of period	$5,452	$5,215	$4,019	$2,565	$2,048

Provision for loan losses	2,588	232	1,196	1,462	526

Charge-offs:
Commerical	—	—	—	8	11
Real estate	580	—	—	—	—
Consumer	—	—	—	—	—

Total charge-offs	580	—	—	8	11
Recoveries:
Commerical	—	—	—	—	2
Real estate	—	—	—	—	—
Consumer	2	5	—	—	—

Total recoveries	2	5	—	—	2

Net charge-offs	(578)	5	—	(8)	(9)

Balance, end of period	$7,462	$5,452	$5,215	$4,019	$2,565

Allocation of the Allowance for Loan Losses

	Year Ended December 31
		Percentage		Percentage		Percentage		Percentage		Percentage
	2007	of total	2006	of total	2005	of total	2004	of total	2003	of total
	( In Thousands)
Commercial	$1,341	17.97%	$802	14.71%	$1,546	29.64%	$1,475	36.70%	$508	19.81%
Commercial real estate	3,487	46.73	2,296	42.11	1,896	36.36	1,235	30.73	1,054	41.09
Real estate construction	929	12.45	1,055	19.35	499	9.58	438	10.90	220	8.58
Residential real estate	1,695	22.72	1,293	23.72	1,267	24.30	862	21.45	772	30.10
Consumer	10	0.13	6	0.11	6	0.12	9	0.22	11	0.42

Total	$7,462	100.00%	$5,452	100.00%	$5,215	100.00%	$4,019	100.00%	$2,565	100.00%

Non-performing Assets And Past Due
The following table presents information with respect to non-performing assets and 90 day delinquencies for the years indicated.
Nonperforming Assets and Accruing Loans Past Due 90 Days or More

	December 31,
(In Thousands)	2007	2006	2005	2004	2003
Non-accrual loans:
Commercial	$187	$—	$1,311	$1,615	$228
Residential real estate	1,474	360	—	543	598

Total non-accrual loans	1,661	360	1,311	2,158	826

Restructured loans	—	—	—	—	—

Other real estate owned (“OREO”)	1,041	—	—	—	—

Total non-performing assets	$2,702	$360	$1,311	$2,158	$826

Ratio of non-performing assets to:
Total loans plus OREO	0.56%	0.08%	0.35%	0.74%	0.44%

Total assets	0.43%	0.06%	0.24%	0.51%	0.32%

Accruing past due loans:
90 or more days past due	$—	$914	$—	$—	$—
Non-performing assets, which consist of non-accrual loans and other real estate owned (“OREO”) totaled $2.7 million as of December 31, 2007, an increase of $2.3 million compared to December 31, 2006.
Non-accrual loans totaled $1.7 million as of December 31, 2007 and consisted of four residential mortgage loans and one commercial loan.
When a loan is placed on non-accrual, unpaid interest is reversed against interest income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal and interest income is recorded only after principal recovery is reasonably assured.
The loss potential for each loan has been evaluated and in management’s opinion the risk of loss is adequately reserved against. Management actively works with the borrowers to maximize the potential for repayment and reports on the status to the Board of Directors, no less than on a monthly basis.
Deposits
Deposits totaled $473.4 million at December 31, 2007 and were comprised of non-interest bearing demand deposits in the amount of $59.4 million, savings and interest bearing deposits in the amount of $142.8 million and time deposits in the amount of $271.2 million. Total deposits increased $34.5 million over December 31, 2006, an increase of 7.9%. Non-interest bearing demand deposits totaled $79.2 million at year end 2006. Our non-interest bearing demand deposits are predominately commercial and subject to wide fluctuations which accounts for the decline in this category at year end. Average deposits for 2007 totaled $445.0 million compared to $423.8 in 2006, an increase of $21.2 million. The increase in average deposits is primarily due to the expansion of our customer base. We offer a full line of competitive deposit products that have varying rates and terms. Our deposits are primarily from our local market. Professional loan officers are responsible for marketing both loans and deposits. Our primary focus with respect to core deposit growth is upon the business deposits in our market. We plan to strengthen our sales staff by adding personnel, and we continue to use direct marketing and traditional media advertising. The opening of our new offices in Leesburg and Manassas are expected to contribute to the growth in deposits in 2008. Our customer service focus is mainly on our business and professional customers, which usually generate more referrals for additional new business than do retail account holders.
Time deposits represent 57.3% of total deposits, up from 54.5% of total deposits on December 31, 2006. Time deposits increased by 13.3% over December 31, 2006 due to higher, more competitive interest rates. Savings and interest bearing deposits represent 30.2% of total deposits as compared to 27.4% on December 31, 2006. Non-interest bearing demand deposits represent 12.6% of total deposits, down from 18.0% in 2006. This decrease is largely due to temporary balance fluctuations in commercial accounts.
Brokered or “wholesale” deposits included in time deposits totaled $92.6 million at December 31, 2007 and represented 19.6% of total deposits compared to $64.6 million and 14.7% of total deposits at December 31, 2006. Wholesale depositors are outside of the target market and place their deposit with us solely due to the interest rate paid. Together with other funding sources, we use these types of deposits for specific funding requirements and to fund the short term cash needs associated with the LHFS program discussed under “Loans” as well as to carry long term investments such as “Mortgage Loans Held for Investment” and our real estate.
The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2007, 2006 and 2005 are presented below.
Average Deposits and Average Rates Paid
(In Thousands)

	Year Ended December 31
	2007			2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-bearing demand deposits	$9,507	$199	2.09%	$10,691	$224	2.10%	$10,630	$200	1.88%
Money market deposit accounts	111,344	4,888	4.39%	118,548	4,859	4.10%	130,147	4,255	3.27%
Savings accounts	4,989	231	4.63%	2,147	88	4.10%	450	4	0.89%
Time deposits	256,805	12,808	4.99%	230,896	10,605	4.59%	129,314	4,559	3.53%

Total interest-bearing deposits	382,645	18,126	4.74%	362,282	15,776	4.35%	270,541	9,018	3.33%
Non-interest bearing demand deposits	62,354			61,506			66,862

Total deposits	$444,999			$423,788			$337,403

The table below presents the maturity distribution of time deposits at December 31, 2007.
Certificate of Deposit Maturity Distribution

	December 31, 2007
	Three months	Over three	Over
	or less	through twelve months	twelve months	Total
	(In Thousands)
Less than $100,000	$43,127	$65,578	$60,253	$168,958
Greater than or equal to $100,000	36,576	50,059	15,590	102,225

	$79,703	$115,637	$75,843	$271,183

Borrowings
Borrowed funds consist of advances from the FHLB, subordinated debentures (trust preferred), securities sold under agreement to repurchase, U.S. Treasury demand notes, federal funds purchased and commercial paper. At December 31, 2007 borrowed funds totaled $87.4 million, compared to $137.8 million at December 31, 2006. Short term borrowingsat December 31, 2007 decreased $43.3 million from December 31, 2006. This decrease is due in part to the $26.2 million decrease in loans held for sale and the $31.6 million decrease in securities available for sale. The Corporation redeemed $4.1 million in subordinated debentures on September 30, 2007. The following table provides a break down of all borrowed funds.
Borrowed Funds Distribution

	Year Ended December 31
	2007	2006	2005
	(In Thousands)
At Period End
FHLB advances	$15,500	$45,000	$36,000
Securities sold under agreements to repurchase	14,814	14,541	977
Commercial paper	9,454	20,599	11,219
US Treasury demand note	1,907	—	—
FHLB long term borrowings	39,524	42,572	21,786
Subordinated debentures	6,186	10,311	10,311
Fed funds purchased	—	4,811	—

Total at period end	$87,385	137,834	$80,293

Average Balances
FHLB advances	$60,224	$61,066	$43,375
Securities sold under agreements to repurchase	11,695	4,644	925
Commercial paper	15,679	17,586	8,520
US Treasury demand note	234	—	—
FHLB long term borrowings	41,932	23,722	24,028
Subordinated debentures	9,237	10,311	10,311
Fed funds purchased	716	419	—

Total average balance	$139,717	$117,748	$87,159

Average rate paid on all borrowed funds	5.14%	5.02%	4.02%

Shareholders’ Equity
Shareholders’ equity decreased $4.3 million during 2007, due in part, to the repurchase of 1,245,624 shares at a weighted average price of $7.62. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating. The table below presents an analysis of risk based capital, and outlines the regulatory components of capital and risk based capital ratios.

Risk Based Capital Analysis

	Year Ended December 31
	2007	2006	2005
	(In Thousands)
Tier 1 Capital:
Common stock	$9,052	$9,867	$6,644
Capital surplus	21,833	29,316	9,099
Retained earnings	26,832	23,620	16,227
Subordinated debt (trust preferred debenture)	6,000	10,000	10,000

Total Tier 1 capital	63,717	72,803	41,970

Subordinated debt not included in Tier I	—	—	311
Allowance for loan losses	6,436	5,688	4,874

Total Risk Based Capital	$70,153	$78,491	$47,155

Risk weighted assets	$513,598	$484,987	$389,381

Quarterly average assets	$632,752	$631,378	$552,292

Capital Ratios:
Tier 1 risk based capital ratio	12.41%	15.01%	10.78%
Total risk based capital ratio	13.66%	16.18%	12.11%
Leverage ratio	10.07%	11.53%	7.60%
RESULTS OF OPERATIONS
Financial results for 2007 were directly impacted by the downturn in the residential housing market. As property values declined and interest rates increased, defaults on residential mortgages rose to record numbers. While we have never been a sub-prime lender our mortgage subsidiary repurchased approximately $6 million in mortgage loans as a result of early payment defaults. The expenses associated with the repurchase of these loans and the subsequent liquidation of the properties impacted earnings by approximately $2.9 million. The other significant factor impacting income was an increase in the Bank’s allowance for loan losses of $1.8 million due to the $44.0 million growth in loans held for investment. Net income totaled $3.7 million for the year ended December 31, 2007, a decrease of $3.9 million from $7.6 million in 2006. Return on average assets was .57%, a decrease from 1.29% for the year ended December 31, 2006. Return on average equity decreased to 5.84% from 17.15% in 2006. Diluted earnings per share for 2007 was $.31 compared to $.72 in 2006.
Net income totaled $7.6 million for the year ended December 31, 2006, an increase of $1.7 million over $5.9 million in 2005. Return on average assets remained unchanged from 2005 at 1.29%. Return on average equity decreased to 17.15% in 2006, from 20.63% in 2005 as a result of the increase in capital. Diluted earnings per share for 2006 were $.72 compared to $.63 in 2005. The increase in net income was due to a 30.1% increase in average earning assets.
Net Interest Income
Net interest income, the principal source of Bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. During 2007 our net interest margin decreased 3 basis points from 3.21% in 2006 to 3.18%. The weighted average yield on earning assets increased .15%, while the weighted average rate paid on interest bearing liabilities increased .32% contributing to the decrease in net interest margin and reflecting the competition for deposits. The table below, Yield on Average Earning Assets and Rates on Average Interest Bearing Liabilities summarizes the major components of net interest income for the past three years and also provides yields, rates and average balances.

Net interest income on a fully taxable equivalent basis increased from $18.3 million in 2006 to $20.2 million in 2007. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated rates. Average interest earning assets increased $64.4 million to $633.9 million, up from $569.5 million in 2006. See Volume and Rate analysis for changes in earning assets and interest bearing liabilities.
Interest expense totaled $25.3 million in 2007, an increase of $3.6 million over 2006. Interest bearing deposits averaged $382.6 million in 2007 compared to $362.3 million in 2006. Borrowed funds averaged $139.7 million, up from $117.7 million in 2006. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities was 4.8% in 2007 compared to 4.5% in 2006.
Net interest income increased in 2006 to $18.3 million compared to $15.3 million in 2005. Average interest earning assets increased $131.8 million to $569.5 million in 2006, up from $437.7 million in 2005.
During 2006 net interest margin decreased 28 basis points from 3.49% in 2005 to 3.21%. The weighted average yield on earning assets increased .67%, and the weighted average rate paid on interest bearing liabilities increased 1.02%. Net interest income increased 19.5% in 2006 up from $15.3 million in 2005 to $18.3 million.
Interest expense totaled $21.7 million for the year ended December 31, 2006, an increase of approximately $9.2 million over 2005. Total interest bearing deposits averaged $362.3 million in 2006 compared to $270.5 million in 2005. Borrowed funds averaged $117.7 million, up from $87.2 million in 2005. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities was 4.5% in 2006 compared to 3.5% in 2005.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities*

	Year Ended December 31,
	2007			2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(In Thousands)
Assets:
Interest earning assets:
Securities	$94,331	$4,324	4.58%	$107,165	$4,687	4.37%	$64,862	$2,489	3.84%
Loans(3)	522,122	40,303	7.72%	454,146	34,899	7.68%	364,126	25,043	6.88%
Interest bearing deposits & federal funds sold	17,474	846	4.84%	8,193	400	4.88%	8,739	279	3.19%

Total interest earning assets	633,927	45,473	7.17%	569,504	39,986	7.02%	437,727	27,811	6.35%
Non-interest earning assets:
Cash and due from banks	6,784			10,546			10,579
Premises, land and equipment	9,710			9,616			9,260
Other assets	5,333			5,531			4,118
Less: allowance for loan losses	(6,170)			(5,363)			(4,433)

Total non-interest earning assets	15,657			20,330			19,524

Total Assets	$649,584			$589,834			$457,251

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$9,507	$199	2.09%	$10,691	$224	2.10%	$10,630	$200	1.88%
Money market deposit accounts	111,344	4,888	4.39%	118,548	4,859	4.10%	130,147	4,255	3.27%
Savings accounts	4,989	231	4.63%	2,147	88	4.10%	450	4	0.89%
Time deposits	256,805	12,808	4.99%	230,896	10,605	4.59%	129,314	4,559	3.53%

Total interest-bearing deposits	382,645	18,126	4.74%	362,282	15,776	4.35%	270,541	9,018	3.33%
FHLB Advances	60,224	3,197	5.31%	61,066	3,161	5.18%	43,375	1,610	3.71%
Securities sold under agreements to repurchase	11,695	516	4.41%	4,643	166	3.58%	925	19	2.05%
Other short-term borrowings	16,628	641	3.85%	18,005	738	4.10%	8,520	250	2.93%
Long-term borrowings	41,932	2,018	4.81%	23,722	962	4.06%	24,028	917	3.82%
Subordinated Debentures	9,237	806	8.73%	10,311	880	8.53%	10,311	706	6.85%

Total interest-bearing liabilities	522,361	25,304	4.84%	480,029	21,683	4.52%	357,700	12,520	3.50%

Non-interest bearing liabilities:
Demand deposits	62,354			61,506			66,862
Other liabilities	1,526			4,029			4,103

Total liabilities	586,241			545,564			428,665
Shareholders’ Equity	63,343			44,270			28,586

Total Liabilities and Shareholders’ Equity:	$649,584			$589,834			$457,251

Interest Spread(1)			2.33%			2.50%			2.85%

Net Interest Margin(2)*		$20,169	3.18%		$18,303	3.21%		$15,291	3.49%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3)	Loans placed on non-accrual status are included in loan balances

*	Note: Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

Volume and Rate Analysis*

	Years Ended December 31
	2007 compared to 2006			2006 compared to 2005			2005 compared to 2004
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$(363)	$(584)	$221	$2,197	$1,814	$383	$1,584	$1,511	$73
Loans	5,404	5,226	178	9,856	6,713	3,143	7,815	4,897	2,918
Interest bearing deposits	431	434	(3)	121	(18)	139	187	35	152
Federal funds sold	15	16	(1)	1	1	—	—	—	—

Total Increase in Interest Income	5,487	5,092	395	12,175	8,510	3,665	9,586	6,443	3,143

Interest Bearing Liabilities:
Interest bearing demand deposits	(25)	(24)	(1)	24	—	24	107	18	89
Money market deposit accounts	29	(304)	333	604	(406)	1,009	3,417	2,709	709
Savings accounts	143	130	13	84	43	41	—	—	—
Time deposits	2,203	1,240	963	6,046	4,376	1,669	1,139	662	478

Total interest-bearing deposits	2,350	1,042	1,308	6,758	4,013	2,743	4,663	3,389	1,276
FHLB Advances	36	(42)	78	1,551	785	766	948	(19)	967
Securities sold under agreements to repurchase	350	304	46	147	124	23	(6)	(20)	14
Other short-term borrowings	(97)	(54)	(43)	488	359	129	129	109	20
Long-term borrowings	1,056	851	205	45	(12)	57	63	260	(197)
Trust Preferred	(74)	(95)	21	173	1	172	192	—	192

Total Increase in Interest Expense	3,621	2,006	1,615	9,162	5,270	3,890	5,989	3,719	2,272

Increase in Net Interest Income	$1,866	3,086	$(1,220)	$3,013	3,240	$(225)	$3,597	$2,724	$871

*	Note: Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.
Provision for Loan Losses
The provision for loan losses charged to operating expense in 2007 was $2.6 million, up from $232 thousand in 2006. The increase in the provision for loan losses is due in part to the increase in loans held for investment and the continuous credit risk assessment of the portfolio. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio based on the evaluation as of December 31, 2007.
The provision for loan losses charged to operating expense in 2006 was $232 thousand down from $1.2 million in 2005. The decrease in the provision for loan losses is due to the reallocation of $811 thousand in specific reserves relating to non performing loans that were upgraded to performing loan status in 2006.

Non-Interest Income
Non-interest income consists of revenue generated from a broad range of financial services and activities. The Mortgage Corporation provides the most significant contributions towards non-interest income. Total non-interest income was $27.7 million in 2007 compared to $27.6 million in 2006. Gains on the sale of loans totaled $20.2 million in 2007 compared to $19.8 million in 2006. Mortgage broker fees amounted to $3.9 million in 2007 down from $5.3 million in 2006. Other income, comprised primarily of miscellaneous loan fees, totaled $3.2 million in 2007 compared to $2.2 million in 2006.
The volume of our Mortgage Corporation is subject to many cyclical risks against which we actively manage. Volume and the accompanying non-interest income are subject to the risks associated with the general interest rate environment as well as the new home and resale activity of the residential real estate market in the communities we serve.
Total non-interest income was $27.6 million in 2006, down $3.4 million from $31.0 million in 2005 primarily due to a decrease in gains on the sale of loans originated by the Mortgage Corporation. Gains on the sale of loans totaled $19.8 million in 2006 compared to $22.6 million in 2005. This decrease is due to a general compression of margins available in the market place as well as an increase in wholesale loan originations which generally have lower margins than retail loan originations. Mortgage broker fees amounted to $5.3 million in 2006 down, from $5.6 million in 2005, as fewer loans were brokered.
Non-Interest Expense
Non-interest expense totaled $39.9 million in 2007 up $5.7 million from $34.2 million in 2006. Occupancy expense increased $668 thousand primarily as a result of rent increases and the addition of two new banking offices. Other operating expense accounted for approximately $4.9 million of the total increase. Note 17 to the consolidated financial statements details the changes in other operating expense.
Non-interest expense totaled $34.2 million in 2006 down $1.6 million from $35.8 million in 2005. Salaries and benefits totaled $19.4 million, a decrease of $1.1 million from $20.5 million in 2005. The decrease in salaries and benefits is due to a decrease in commissions at the Mortgage Corporation. Other operating expense decreased approximately $500 thousand from $13.4 million in 2005 to $12.9 in 2006.
Income Taxes
Income tax expense totaled approximately $1.6 million compared to $3.9 million in 2006. Note 8 to the consolidated financial statements show the components of federal income tax.

Quarterly Results (unaudited)
The following is a summary of the results of operations for each quarter of 2007 and 2006.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except Per Share Data)
2007
Total interest income	$11,173	$11,517	$11,699	$11,037	$45,426
Total interest expense	6,117	6,587	6,633	5,967	25,304
Net interest income	5,056	4,930	5,066	5,070	20,122
Provision for loan losses	291	465	942	890	2,588
Net interest income after provision for loan	4,765	4,465	4,124	4,180	17,534
Total noninterest income	8,161	7,920	6,117	5,509	27,707
Total noninterest expense	10,967	10,096	10,020	8,866	39,949
Income tax expense	633	782	(23)	198	1,590

Net income	$1,326	$1,507	$244	$625	$3,702

Earnings Per Share:
Basic	$0.11	$0.13	$0.02	$0.06	$0.32
Diluted	0.11	0.12	0.02	0.06	0.31

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except Per Share Data)
2006
Total interest income	$8,645	$9,776	$10,570	$10,947	$39,938
Total interest expense	4,548	5,371	5,740	6,023	21,682
Net interest income	4,097	4,405	4,830	4,924	18,256
Provision for loan losses	124	49	—	59	232
Net interest income after provision for loan	3,973	4,356	4,830	4,865	18,024
Total noninterest income	6,231	6,486	7,252	7,664	27,633
Total noninterest expense	7,744	8,065	9,286	9,117	34,212
Income tax expense	837	971	895	1,150	3,853

Net income	$1,623	$1,806	$1,901	$2,262	$7,592

Earnings Per Share:
Basic	$0.20	$0.22	$0.19	$0.20	$0.81
Diluted	0.17	0.19	0.17	0.19	0.72
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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as Federal Funds sold and maturing interest bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2007, overnight interest bearing balances totaled $13.3 million and securities available for sale net of restricted stock totaled $69.0 million.
The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2007, the Corporation had a line of credit with the FHLB totaling $193.1 million and outstanding variable rate loans of $15.5 million, and an additional $39.5 million in term loans at fixed rates ranging from 2.70% to 5.21% leaving $138.1 million available on the line. In addition to the line of credit at the FHLB and its mortgage subsidiary also issue repurchase agreements and commercial paper. As of December 31, 2007, outstanding repurchase agreements totaled $14.8 million and commercial paper issued amounted to $9.5 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at December 31, 2007, these lines amounted to $22.6 million. The Corporation also has $6.2 million in subordinated debentures to support the growth of the organization.
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
Contractual Obligations
The following table summarizes the Corporation’s contractual obligations to make future payments (other than deposit obligations) as of December 31, 2007.

	Payments Due By Period
	December 31, 2007
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
	(In Thousands)
FHLB Advances	$15,500	$—	$—	$15,500
Securities sold under agreements to repurchase	14,814	—	—	14,814
FHLB long-term borrowings	—	36,274	3,250	39,524
Commercial paper	9,454			9,454
US treasury demand notes	1,907	—	—	1,907
Subordinated debentures	—	—	6,186	6,186
Leases	432	919	249	1,600
Other contractual commitments	2,000	—	—	2,000

Total	$44,107	$37,193	$9,685	$90,985

Off Balance Sheet Items
During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2007, these commitments amounted to $16.8 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on. At December 31, 2007 the Bank had approximately $115.0 million in unfunded lines and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows.
Recent Accounting Pronouncements
Refer to Note 1 of the consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2007. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. The table below reflects the outcome of these analyses at December 31, 2007. According to the model run for the period ended December 31, 2007 over a twelve month period, an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 4.42%. An immediate 200 basis points decline in interest rates would result in a decrease in net interest income by 8.94%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

Rate Shock Analysis
December 31, 2007
Change in	Hypothetical	Hypothetical Percentage
Federal Funds	Percentage Change	Change In Economic
Target Rate	In Earnings	Value of Equity
3.00%	12.49%	-17.89%
2.00%	8.13%	-11.89%
1.00%	4.42%	-5.72%
-1.00%	-4.57%	5.63%
-2.00%	-8.94%	11.55%
-3.00%	-13.09%	18.96%
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
The Mortgage Corporation is party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Corporation and the borrower for specified periods of time. When the borrower locks their interest rate, the Corporation effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Corporation must honor the interest rate for the specified time period. The Corporation is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Corporation utilizes either a best efforts sell forward or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Failure to effectively monitor, manage and hedge the interest rate risk associated with the mandatory commitments subjects the Corporation to potentially significant market risk.
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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Access National Corporation
Reston, Virginia
We have audited Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Access National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Access National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion thereon.
  /S/
BDO Seidman LLP
Richmond, Virginia
March 13, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Access National Corporation
Reston, Virginia
We have audited the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion thereon.
  /S/
BDO Seidman LLP
Richmond, Virginia
March 13, 2008

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
December 31, 2007 and 2006
(In Thousands, Except for Per Share Data)

	2007	2006
Assets

Cash and due from banks	$6,238	$11,974
Interest bearing deposits in other banks and federal funds sold	13,266	15,391
Securities available for sale, at fair value	73,558	105,163
Loans held for sale	39,144	65,320
Loans, net of allowance for loan losses 2007; $7,462; 2006; $5,452	470,136	428,142
Premises and equipment, net	9,712	9,598
Other assets	10,322	9,194

Total assets	$622,376	$644,782

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing demand deposits	$59,415	$79,223
Savings and interest bearing deposits	142,820	120,309
Time deposits	271,183	239,400

Total deposits	473,418	438,932

Short term borrowings	41,676	84,951
Long term borrowings	39,524	42,572
Subordinated debentures	6,186	10,311
Other liabilities and accrued expenses	3,611	5,721

Total liabilities	564,415	582,487

Shareholders’ Equity
Common stock, par value, $.835, authorized 60,000,000 shares, issued and outstanding, 10,840,730 in 2007 and 11,816,929 in 2006	9,052	9,867
Additional paid in capital	21,833	29,316
Retained earnings	26,846	23,641
Accumulated other comprehensive income (loss), net	230	(529)

Total shareholders’ equity	57,961	62,295

Total liabilities and shareholders’ equity	$622,376	$644,782

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Per Share Data)

	Year Ended December 31,
	2007	2006	2005
Interest and Dividend Income
Loans	$40,303	$34,898	$25,043
Interest-bearing deposits & federal funds sold	830	399	279
Securities	4,293	4,641	2,471

Total interest and dividend income	45,426	39,938	27,793

Interest Expense
Deposits	18,125	15,776	9,018
Short-term borrowings	4,354	4,065	1,879
Long-term borrowings	2,018	962	917
Trust preferred capital notes	807	879	706

Total interest expense	25,304	21,682	12,520

Net interest income	20,122	18,256	15,273
Provision for loan losses	2,588	232	1,196

Net interest income after provision for loan losses	17,534	18,024	14,077

Non-interest Income
Service fees on deposit accounts	365	359	260
Gain on sale of loans	20,241	19,813	22,616
Mortgage broker fee income	3,890	5,280	5,634
Other income	3,211	2,181	2,446

Total non-interest income	27,707	27,633	30,956

Non-interest Expense
Compensation and employee benefits	19,578	19,404	20,537
Occupancy	1,419	751	712
Furniture and equipment	1,111	1,108	1,204
Other	17,841	12,949	13,377

Total non-interest expense	39,949	34,212	35,830

Income before income taxes	5,292	11,445	9,203

Income taxes	1,590	3,853	3,305

Net Income	$3,702	$7,592	$5,898

Earnings per common share:
Basic	$0.32	$0.81	$0.75

Diluted	$0.31	$0.72	$0.63

Average outstanding shares:
Basic	11,620,130	9,429,074	7,867,135
Diluted	11,866,468	10,541,873	9,423,087
See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except for Per Share Data)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2004	$6,608	$9,067	$10,330	$(7)	$25,998

Comprehensive income:
Net income	—	—	5,898	—	5,898
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $401)	—	—	—	(778)	(778)

Total comprehensive income					5,120
Stock options exercised (45,074 Shares)	38	55	—	—	93
Repurchase of common stock (2,666 Shares)	(2)	(23)	—	—	(25)

Balance, December 31, 2005	6,644	9,099	16,228	(785)	31,186

Comprehensive income:
Net income	—	—	7,592	—	7,592
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $132)	—	—	—	256	256

Total comprehensive income					7,848
Stock offering (2,300,000 Shares)	1,920	18,063	—	—	19,983
Stock options & warrants exercised (1,462,286 shs)	1,232	1,348	—	—	2,580
Dividend Reinvestment plan (103,449 Shares)	77	805	—	—	882
Repurchase of common stock (7,362 Shares)	(6)	(45)	—	—	(51)
Cash dividend	—	—	(179)	—	(179)
Stock-based compensation expense recognized in earnings	—	46	—	—	46

Balance, December 31, 2006	9,867	29,316	23,641	(529)	62,295

Comprehensive income:
Net income	—	—	3,702	—	3,702
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $391)	—	—	—	759	759

Total comprehensive income					4,461
Stock options exercised (178,320 Shares)	149	151	—	—	300
Dividend Reinvestment plan (91,105 Shares)	76	729	—	—	805
Repurchase of common stock under share repurchase program (1,245,624 Shares)	(1,040)	(8,462)	—	—	(9,502)
Cash dividend	—	—	(497)	—	(497)
Stock-based compensation expense recognized in earnings	—	99	—	—	99

Balance, December 31, 2007	$9,052	$21,833	$26,846	$230	$57,961

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$3,702	$7,592	$5,898
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses — net of recoveries	2,588	237	1,196
Deferred tax benefit	(1,106)	(576)	(908)
Stock based compensation	99	46	—
Valuation allowance on derivatives	68	(24)	30
Net amortization on securities	(20)	(5)	—
Depreciation and amortization	839	846	697
Loss on disposal of assets	1	2	81
Changes in assets and liabilities:
Originations of loans held for sale	(886,433)	(807,549)	(740,718)
Proceeds from sale of loans held for sale	912,609	787,248	731,944
Increase in other assets	(1,851)	(1,921)	(904)
Increase (decrease) in other liabilities	(2,110)	(221)	3,627

Net cash provided by (used in) operating activities	28,386	(14,325)	943

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	66,612	21,591	25,523
Purchases of securities available for sale	(33,838)	(38,590)	(63,095)
Net increase in loans	(44,581)	(63,862)	(77,138)
Proceeds from sale of assets	23	—	7
Proceeds from sales of other real estate owned	1,363	—	—
Purchases of premises and equipment	(970)	(692)	(1,793)

Net cash used in investing activities	(11,391)	(81,553)	(116,496)

Cash Flows from Financing Activities
Net increase (decrease) in demand, interest-bearing demand and savings deposits	2,704	(30,596)	32,746
Net increase in time deposits	31,782	49,899	69,490
Increase (decrease) in securities sold under agreement to repurchase	273	13,564	(1,885)
Net increase (decrease) in other short-term borrowings	(43,548)	24,191	12,002
Net increase (decrease) in long term borrowings	(7,173)	19,786	(4,215)
Proceeds from issuance of common stock	1,105	23,446	93
Repurchase of common stock	(9,502)	(51)	(25)
Dividends paid	(497)	(179)	—

Net cash (used in) provided by financing activities	(24,856)	100,060	108,206

Increase (decrease) in cash and cash equivalents	(7,861)	4,182	(7,347)
Cash and Cash Equivalents
Beginning	27,365	23,183	30,532

Ending	$19,504	$27,365	$23,185

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$25,285	$21,660	$12,553

Cash payments for income taxes	$4,815	$3,532	$3,830

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$1,150	$388	$(1,180)
See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Nature of Operations - The Corporation is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The holding company was formed on June 15, 2002. The Corporation owns all of the stock of its subsidiaries including The Bank, Access National Capital Trust I and Access National Capital Trust II. The Bank is an independent commercial bank chartered under federal laws as a national banking association. The Trust subsidiaries were formed for the purpose of issuing redeemable capital securities.
The Bank has two active wholly-owned subsidiaries: The Mortgage Corporation, a mortgage banking company and Access Real Estate a real estate company
Basis of Presentation - The accompanying consolidated financial statements include the accounts of Access National Corporation and its wholly-owned subsidiaries, Access National Bank, Access National Capital Trust I and Access National Capital Trust II. All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair values and impairments of financial instruments, the status of contingencies and the valuation of deferred tax assets.
Cash Flow Reporting - For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, federal funds sold and interest bearing deposits in other banks.
Concentrations and Restrictions on Cash and Cash Equivalents – The Corporation maintains deposits with other commercial banks in amounts that exceed federal deposit insurance coverage. The amount of deposits at these banks at December 31, 2007 and 2006 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $13,217,000 and $15,342,000 respectively. Management regularly evaluates the credit risk associated with these transactions and believes that the Corporation is not exposed to any significant credit risks on cash and cash equivalents.
As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the Federal Reserve. At December 31, 2007 and 2006, the amount of daily average required balances were approximately $25,000 and $1,521,000 respectively.
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available for sale at December 31, 2007 and 2006.
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

Notes to Consolidated Financial Statements
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
Loans Held for Sale – All one to four unit residential loans originated and intended for sale in the secondary market do not qualify for hedging under SFAS No. 133 and are carried at the lower of aggregate cost or fair value as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized in a valuation allowance by charges to income. Substantially all loans originated by the Mortgage Corporation are held for sale to outside investors. The Bank does not retain the servicing upon the sale of these loans.
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

Notes to Consolidated Financial Statements
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
Real Estate Owned – Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and current market conditions. Gains or losses on sales of real estate owned are recognized upon disposition. Real estate owned is included in other assets. At December 31, 2007 real estate owned totaled $1.0 million. At December 31, 2006 the Corporation had no real estate owned.
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

Notes to Consolidated Financial Statements
Stock-Based Compensation Plans – Beginning January 1, 2006 the Corporation adopted SFAS No. 123R, which recognizes share-based compensation expense for stock option grants. Prior to 2006 the Corporation applied Accounting Principles Bulletin (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations to account for employee stock compensation plans, and accordingly, did not recognize compensation expense for stock options granted when the option price was greater than or equal to the underlying stock price on the date of grant. The Corporation transitioned to fair-value based accounting for stock-based compensation using the modified prospective application. Under the modified prospective application as it is applicable to the Corporation, SFAS 123R applies to all new option grants and to awards that are cancelled after January 1, 2006. Compensation cost for options outstanding on January 1, 2006 that were not fully vested will be recognized over the remaining vesting periods after the adoption of SFAS 123R. The following table illustrates the effect on net income if the fair-value-based method per SFAS 123R had been applied to all outstanding grants for the year ended December 2005.
Year Ended December 31
(In Thousands, Except for Per Share Data)

2005
Net income, as reported	$5,898
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(285)

Pro forma net income	$5,613

Earnings per share:
Basic — as reported	$0.75

Basic — pro forma	$0.71

Diluted — as reported	$0.63

Diluted — pro forma	$0.60

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Model with the following weighted-average assumptions:
Year Ended December 31

2005
Expected life	6.78 years
Risk-free interest rate	4.70%
Volatility	18.37%
Dividend yield	—

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
I Recent Accounting Pronouncements – In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on financial condition, results of operations or cash flows.
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
In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Corporation does not believe the adoption of this statement will have a material effect on the Corporation’s consolidated financial statements.
In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.   SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Corporation is currently analyzing the impact of this guidance, which relates to mortgage loans held for sale.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Corporation will assess the impact of SFAS 141(R) if and when a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling

Notes to Consolidated Financial Statements
interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting non-controlling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited.  The Corporation is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.
Note 2. Securities
Amortized costs and fair values of the securities available for sale as of December 31, 2007 and 2006 are as follows:

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	(Losses)	Fair Value
	(In Thousands)
U.S. Treasury Notes	$995	$18	$—	$1,013
U.S. Governmental Agencies	61,365	417	(62)	61,720
Mortgage Backed Securities	793	6	—	799
Tax Exempt Municipals	2,890	6	(5)	2,891
Taxable Municipals	1,110	—	(11)	1,099
Mutual Fund	1,500	—	(21)	1,479
Restricted Stock -
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	3,663	—	—	3,663

	$73,210	$447	$(99)	$73,558

	December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	(Losses)	Fair Value
	(In Thousands)
U.S. Treasury Notes	$990	$6	$—	$996
U.S. Governmental Agencies	92,352	5	(748)	91,609
Mortgage Backed Securities	1,037	4	(1)	1,040
Tax Exempt Municipals	2,893	5	(10)	2,888
Taxable Municipals	1,305	—	(30)	1,275
Mutual Fund	1,500	—	(32)	1,468
Restricted Stock -
Federal Reserve Bank Stock	873	—	—	873
FHLB Stock	5,014	—	—	5,014

	$105,964	$20	$(821)	$105,163

Notes to Consolidated Financial Statements
The amortized cost and estimated fair value of securities available for sale as of December 31, 2007 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	December 31, 2007
		Estimated
	Amortized	Fair
	Cost	Value
	(In Thousands)
US Treasury & Agencies
Due in one year or less	$38,867	$38,878
Due after one through five years	1,995	2,011
Due after five through ten years	21,498	21,844
Municipals
Due after one through five years	1,110	1,099
Due after five through ten years	2,890	2,891
Mortgage Backed Securities:
Due after one through five years	793	799
Mutual Fund	1,500	1,479
Restricted Stock:
Federal Reserve Bank stock	894	894
FHLB stock	3,663	3,663

	$73,210	$73,558

For the years ended December 31, 2007 and 2006, there were no sales of securities available for sale.
The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase and for other purposes amounted to $58,516,000 at December 31, 2007 and $48,950,000 at December 31, 2006.

Notes to Consolidated Financial Statements
Investment securities available for sale that have an unrealized loss position at December 31, 2007 and December 31, 2006 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
Investment securities available for sale:

U.S. Treasury Securities	$—	$—	$—	$—	$—	$—
Mortgage Backed Securities	—	—	—	—	—	—
U.S. Government Agencies	—	—	19,812	(62)	19,812	(62)
Municipals-Taxable	—	—	1,100	(11)	1,100	(11)
Municipals-Tax Exempt	457	(2)	915	(3)	1,372	(5)
CRA Mutual Fund	—	—	1,479	(21)	1,479	(21)

Total	$457	$(2)	$23,306	$(97)	$23,763	$(99)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
Investment securities available for sale:

U.S. Treasury Securities	$—	$—	$—	$—	$—	$—
Mortgage Backed Securities	—	—	378	(1)	378	(1)
U.S. Government Agencies	24,936	(64)	56,668	(684)	81,604	(748)
Municipals-Taxable	—	—	1,275	(30)	1,275	(30)
Municipals-Tax Exempt	458	(1)	1,408	(9)	1,866	(10)
CRA Mutual Fund	—	—	1,468	(32)	1,468	(32)

Total	$25,394	$(65)	$61,197	$(756)	$86,591	$(821)

Management does not believe that any individual unrealized loss as of December 31, 2007 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

Notes to Consolidated Financial Statements
Note 3. Loans
The composition of net loans is summarized as follows:

	December 31
	2007	2006
	(In Thousands)
Loans secured by real estate:
Construction and land development	$55,074	$68,570
Residential properties	156,731	152,648
Secured by commercial properties	199,894	159,996
Commercial and industrial loans	64,860	51,825
Consumer loans	1,039	555

Total loans	477,598	433,594
Less allowance for loan losses	7,462	5,452

Net loans	$470,136	$428,142

Note 4. Allowance for Loan Losses
Changes in the allowance for loan losses were as follows:

	December 31
	2007	2006	2005
	(In Thousands)
Balance at beginning of year	$5,452	$5,215	$4,019
Provision charged to operating expense	2,588	232	1,196
Loan recoveries	2	5	—
Loan charge-offs	(580)	—	—

Balance at end of year	$7,462	$5,452	$5,215

Non-accrual loans amounted to $1,660,736 at December 31, 2007 and $360,000 at December 31, 2006. If interest had been accrued, such income would have been approximately $90,723 and $17,000 respectively. There were no impaired loans for the above periods.

Notes to Consolidated Financial Statements
Note 5. Premises and Equipment, Net
Premises and equipment, net, are summarized as follows:

	December 31,
	2007	2006
		(In Thousands)
Land	$2,549	$2,549
Premises	6,460	6,162
Leasehold improvements	711	447
Furniture & equipment	2,975	2,772

	12,695	11,930
Less accumulated depreciation	(2,983)	(2,332)

	$9,712	$9,598

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2007, 2006 and 2005 was $839,000, $846,000, and $697,000 respectively.

Notes to Consolidated Financial Statements
Note 6. Deposits
The composition of deposits is summarized as follows at December 31, 2007 and 2006:

	2007		2006
Type of Account	Amount	%	Amount	%
		(In Thousands)
Interest-bearing demand deposits	$9,865	2.08%	$11,498	2.62%
Money market deposit accounts	129,904	27.44%	103,694	23.62%
Savings accounts	3,051	0.64%	5,117	1.17%
Time deposits	271,183	57.28%	239,400	54.54%

Total interest-bearing deposits	414,003	87.45%	359,709	81.95%
Non-interest bearing demand deposits	59,415	12.55%	79,223	18.05%

Total deposits	$473,418	100.00%	$438,932	100.00%

The aggregate amount of time deposits with a minimum denomination of $100,000 was $102,225,000 and $157,565,000 at December 31, 2007 and 2006, respectively.
At December 31, 2007, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2008	$195,298
2009	44,150
2010	21,247
2011	3,419
2012	4,146
Later years	2,923

$271,183

Brokered deposits totaled $92,639,000 and $64,587,000 at December 31, 2007 and 2006 respectively.

Note 7. Borrowings
Short-term borrowings consist of the following at December 31, 2007 and 2006:

	December 31
	2007	2006
	(In Thousands)
Securities sold under agreements to repurchase	$14,814	$14,541
Commercial paper arrangements	9,455	20,599
FHLB borrowings	15,500	45,000
Fed Funds Purchased	—	4,811
US Treasury demand note	1,907	—

Total	$41,676	$84,951

Weighted interest rate	3.66%	4.84%

Average for the year ended December 31:
Outstanding	$72,869	$83,715
Interest rate	5.91%	4.86%

Maximum month-end outstandings	$139,991	$111,629

Notes to Consolidated Financial Statements
Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include short-term advances from the FHLB, which are secured by mortgage-related loans and U.S. Government Agencies securities. The carrying value of the loans pledged as collateral for FHLB advances total $153,375,000 at December 31, 2007. In addition, the Corporation engaged in unsecured commercial paper arrangements with investors payable on demand. U.S. Treasury demand notes are included in short term borrowings and are secured by securities issued by U.S. Government agencies.
At December 31, 2007, the Corporation’s fixed-rate long-term debt with the FHLB totaled $39,524,000 and matures through 2014. The interest rate on the fixed-rate notes payable ranges from 3.33% to 5.21%.
The contractual maturities of long-term debt at December 31, 2007 were as follows:

Amount
(In Thousands)
Due in 2009	$19,667
Due in 2010	16,607
Due in 2014	3,250

Total Due	$39,524

The Company has remaining lines of credit available with the FHLB which totaled $138,056,000 at December 31, 2007.
Access National Capital Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. The principal asset of the Trust was $4.1 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities. During September 2007, the corporation redeemed $4.1 million of trust preferred securities originally issued in 2002.
During 2003, Access National Capital Trust II, a wholly-owned subsidiary of the Corporation which was formed for the purpose of issuing redeemable Capital Securities. On September 29, 2003, $6.2 million of trust preferred securities were issued. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2007 was 8.44%. Interest is payable quarterly. The securities have a mandatory redemption date of September 29, 2034 and are subject to varying call provisions beginning January 7, 2009. The principal asset of the Trust is $6.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital securities.
The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the Trust Preferred Securities not considered as Tier 1 capital may be included in Tier 2 capital.
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

Notes to Consolidated Financial Statements
Note 8. Income Taxes
Net deferred tax assets consisted of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,036	$1,424
Securities available for sale	—	273
Deferred fees	574	426
Other	482	937

	3,092	3,060

Deferred tax liability:
Depreciation	93	135
Securities available for sale	118	—

	211	135

Net deferred tax assets included in other assets	$2,881	$2,925

The provision for income taxes charged to operations for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
	(In Thousands)
Current tax expense	$2,696	$4,429	$4,213
Deferred tax (benefit)	(1,106)	(576)	(908)

	$1,590	$3,853	$3,305

Notes to Consolidated Financial Statements
The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2007, 2006 and 2005 as follows:

	2007	2006	2005
	(In Thousands)
Computed “expected” tax expense	$1,799	$3,888	$3,078
Increase (decrease) in income taxes resulting from:
State income taxes	(180)	12	150
Other	(29)	(47)	77

	$1,590	$3,853	$3,305

Note 9. Commitments and Contingent Liabilities
The Corporation is committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2007, 2006 and 2005 totaled $931,575, $253,000 and $160,000.
The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2008	$432
2009	378
2010	281
2011	260
2012	249

$1,600

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Corporation does not anticipate any material loss as a result of these transactions. See Note 11 for additional information.

Notes to Consolidated Financial Statements
Note 10. Derivatives
During 2007 and 2006, the Mortgage Corporation entered into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Corporation also has corresponding forward sales commitments related to these interest rate lock commitments, which are recorded at fair value with changes in fair value recorded in non-interest income. The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.
For derivative instruments not designated as hedging instruments, the derivative is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.
At December 31, 2007 and 2006 the Mortgage Corporation had open forward contracts with a notional value of $33,672,000 and $119,254,000 respectively. The fair value of these open forward contracts was $33,543,000 and $119,551,000 respectively.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $16,800,000 and $17,000,000 in outstanding commitments at December 31, 2007 and 2006, respectively.
The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $93,388,000 and $83,700,000 in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2007 and 2006, respectively.
The Mortgage Corporation had locked rate commitments to originate mortgage loans amounting to approximately $30,089,000 and $76,567,000 at December 31, 2007 and 2006 respectively. Loans held for sale totaled $39,144,000 and $65,320,000 at December 31, 2007 and 2006 respectively. The Mortgage Corporation had entered into commitments on a best-effort basis to sell loans of approximately $9,765,000 at December 31, 2007 and $19,168,000 at December 31, 2006. The Mortgage Corporation had entered into forward loan sale commitments totaling $8,672,000 and $7,003,000 as of December 31, 2007 and 2006 respectively. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Mortgage Corporation does not expect any counterparty to fail to meet its obligations.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $4,879,000 and $4,592,000 at December 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements
Note 12. Related Party Transactions
The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Corporation for loans totaling $10,062,000 and $4,180,000 at December 31, 2007 and 2006, respectively. During 2007, total principal additions were $6,795,000 and total principal payments were $2,964,000. The aggregate amount of deposits at December 31, 2007 and 2006 from directors and officers was $9,333,000 and $14,445,000 respectively.
Note 13. Stock Option Plan
The Corporation’s shareholders approved the Corporation’s 1999 Stock Option Plan (“the Stock Plan”) at the 2000 Annual Meeting of Shareholders. At December 31, 2007 there were 1,260,040 shares reserved under the Stock plan. The Stock Plan allows for incentive stock options to be granted with an exercise price equal to the fair market value at the date of grant. Option expiration dates range from three to seven years from the date of grant.
Total compensation cost for share-based payment arrangements recognized in income during 2007 was $105,000. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $40,000 for 2007.
Cash received from option exercise under share based payment arrangements for 2007, 2006 and 2005 was $300,000, $759,000 and $40,000 respectively.
The fair value of options granted in 2007 is estimated on the date of grant using the Black-Scholes-Model with the following weighted-average assumptions; Expected life: 2.6 years; Risk-free interest rate: 4.56%; Volatility-33%; Dividend yield:1%.
Changes in the stock options outstanding under the Stock Plan are summarized as follows:

Notes to Consolidated Financial Statements

Year ended
December 31, 2007
Expected life of options granted	2.60
Risk-free interest rate	4.56%
Expected volatility of stock	33%
Annual Expected dividend yield	1%

Fair Value of Granted Options	$188,073
Non-Vested Options	108,170

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	815,244	$4.80	2.31	$4,176,393
Granted	80,900	$9.47	2.60	$—
Exercised	178,320	$1.68
Lapsed or Canceled	4,200	$11.23

Outstanding at December 31, 2007	713,624	$6.07	1.99	$979,866

Exercisable at December 31, 2007	605,454	$5.61	1.91	$979,716

Options Outstanding				Options Exercisable
		Weighted-			Weighted-
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Price	Outstanding	Life (in yrs)	Price	Exercisable	Life (in yrs)	Price
$1.85	44,400	0.2	$1.85	44,400	0.2	$1.85
2.84-3.45	299,220	1.5	3.39	299,220	1.5	3.39
5.98-6.94	129,670	3.3	6.57	98,000	3.6	6.59
7.36-7.54	99,334	2.6	7.52	99,334	2.6	7.52
14.05	64,500	1.0	14.05	64,500	1.0	14.05
$8.95-9.58	76,500	2.6	9.58	—	0.0	—

	713,624	1.994	$6.07	605,454	1.903	$5.61

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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
At December 31, 2007 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution’s category.

Notes to Consolidated Financial Statements
The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006, in thousands, are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
December 31, 2007:
Total Capital (to Risk Weighted Assets)
Corporation	$70,153	13.66%	$41,088	8.00%	$51,360	10.00%
Bank	$62,494	12.17%	$41,068	8.00%	$51,336	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	$63,717	12.41%	$20,544	4.00%	$30,816	6.00%
Bank	$56,051	10.92%	$20,534	4.00%	$30,801	6.00%
Tier 1 Capital (to Average Assets)
Corporation	$63,717	10.07%	$25,310	4.00%	$31,638	5.00%
Bank	$56,051	8.87%	$25,266	4.00%	$31,583	5.00%
December 31, 2006:
Total Capital (to Risk Weighted Assets)
Corporation	$78,491	16.18%	$38,799	8.00%	$48,499	10.00%
Bank	$58,493	12.09%	$38,705	8.00%	$48,382	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Corporation	$72,803	15.01%	$19,399	4.00%	$29,099	6.00%
Bank	$52,805	10.91%	$19,353	4.00%	$29,029	6.00%
Note 15. Earnings Per Share
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders. All shares and per share amounts have been restated to reflect a 2 for 1 stock split declared in December 2005.

	Year Ended December 31
	2007			2006			2005
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except Per Share Data)
Earnings per share
Basic	$3,702	11,620	$0.32	$7,592	9,429	$0.81	$5,898	7,867	$0.75
Effect of dilutive securities:
Stock options and warrants		246			1,113			1,556
Diluted			$0.31			$0.72			$0.63

Diluted earnings per share	$3,702	11,866	$0.31	$7,592	10,542	$0.72	$5,898	9,423	$0.63

Note 16. Employee Benefits
The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan, which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right for an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $367,000, $245,000, and $495,000 were charged to expense under the Plan for 2007, 2006, and 2005 respectively.

Notes to Consolidated Financial Statements
Note 17. Other Expenses
The Corporation had the following other expenses as of December 31, 2007, 2006, 2005:

	Year Ended December 31
	2007	2006	2005
	(In Thousands)
Advertising and promotional expense	$3,921	$4,190	$3,969
Investor fees	891	663	864
Broker premium	3,443	2,688	—
Other settlement fees	251	164	295
Management fees	1,560	1,227	1,957
Provision for LHFS	1,750	(266)	680
Mortgage buy back expense	409	—	—
Business & franchise tax	458	251	120
Accounting and auditing service	570	402	341
Consulting fees	405	416	323
Early payoff and default penalties	331	320	431
Office Supplies-Stationary-Print	150	162	184
Telephone	331	353	351
Postage	223	250	256
Credit report expenses	299	146	107
Other office expenses	152	178	519
Other operating expenses	179	169	91
Data processing	374	355	301
Regulatory examinations	159	112	106
Other	1,985	1,169	2,482

	$17,841	$12,949	$13,377

Note 18. Fair Value of Financial Instruments and Interest Rate Risk
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
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
At December 31, 2007 and 2006, the majority of off-balance-sheet items is variable rate instruments or converts to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$19,504	$19,504	$27,365	$27,365
Securities available for sale	73,210	73,558	105,965	105,163
Loans, net of allowance	509,280	506,056	493,462	496,363

Total Financial Assets	$601,994	$599,118	$626,792	$628,891

Financial liabilities:
Deposits	$473,418	$475,674	$438,932	$435,823
Short-term borrowings	41,676	41,676	84,951	84,961
Long-term borrowings	39,524	42,777	42,572	42,657
Subordinated debentures	6,186	6,192	10,311	10,311

Total Financial Liabilities	$560,804	$566,319	$576,766	$573,752

Notes to Consolidated Financial Statements
The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as part of its normal operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.
Note 19. Segment Reporting
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

Notes to Consolidated Financial Statements
The following table presents segment information for the years ended December 31, 2007, 2006 and 2005:

2007	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$45,176	$3,594	$665	$(4,009)	$45,426
Gain on sale of loans	—	20,244	—	(3)	20,241
Other revenues	1,452	7,256	1,081	(2,323)	7,466

Total revenues	46,628	31,094	1,746	(6,335)	73,133

Expenses:
Interest expense	23,881	4,166	1,270	(4,013)	25,304
Salaries and employee benefits	6,822	12,756	—	—	19,578
Other	6,546	16,989	1,746	(2,322)	22,959

Total operating expenses	37,249	33,911	3,016	(6,335)	67,841

Income before income taxes	$9,379	$(2,817)	$(1,270)	$—	$5,292

Total assets	$599,835	$46,184	$9,115	$(32,758)	$622,376

Capital expenditures	$554	$111	$305	$—	$970

2006	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$39,526	$3,972	$250	$(3,810)	$39,938
Gain on sale of loans	—	19,865	—	(52)	19,813
Other	1,644	7,435	1,331	(2,590)	7,820

Total operating income	41,170	31,272	1,581	(6,452)	67,571

Expenses:
Interest expense	20,092	4,053	1,352	(3,815)	21,682
Salaries and employee benefits	6,371	13,033	—	—	19,404
Other	4,120	12,123	1,434	(2,637)	15,040

Total operating expenses	30,583	29,209	2,786	(6,452)	56,126

Income before income taxes	$10,587	$2,063	$(1,205)	$—	$11,445

Total assets	$591,973	$69,749	$9,876	$(26,816)	$644,782

Capital expenditures	$248	$444	$—	$—	$692

2005	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$27,617	$3,085	$91	$(3,000)	$27,793
Gain on sale of loans	—	22,719	—	(103)	22,616
Other	1,570	7,545	1,132	(1,907)	8,340

Total operating income	29,187	33,349	1,223	(5,010)	58,749

Expenses:
Interest expense	11,575	2,760	1,188	(3,003)	12,520
Salaries and employee benefits	5,798	14,739	—	—	20,537
Other	4,594	12,525	1,377	(2,007)	16,489

Total operating expenses	21,967	30,024	2,565	(5,010)	49,546

Income before income taxes	$7,220	$3,325	$(1,342)	$—	$9,203

Total assets	$514,808	$48,883	$9,101	$(35,743)	$537,050

Capital expenditures	$428	$121	$1,244	$—	$1,793

Notes to Consolidated Financial Statements
Note 20. Parent Only Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Balance Sheets

	December 31,
	2007	2006
	(In Thousands)
Assets
Cash	$2	$48
Other investments	7,280	19,339
Investment in subsidiaries	56,606	52,297
Other assets	725	1,182

Total assets	$64,613	$72,866

Liabilities and Shareholders’ Equity

Liabilities
Subordinated debentures	$6,186	$10,311
Other liabilities	466	261

Total liabilities	6,652	10,572

Shareholders’ Equity
Common stock	9,052	9,867
Additional paid in capital	21,833	29,317
Retained earnings	26,846	23,641
Accumulated other comprehensive income (loss), net	230	(529)

Total shareholders’ equity	57,961	62,296

Total liabilities and shareholders’ equity	$64,613	$72,868

Notes to Consolidated Financial Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Income

	Year Ended December 31
	2007	2006	2005
	(In Thousands)
Income
Dividends from subsidiaries	$1,260	$1,005	$1,014
Interest	665	250	91

Other	46	94	85

	1,971	1,349	1,190

Expenses
Interest expense on subordinated debentures	807	879	706
Other expenses	1,188	832	845

Total expenses	1,995	1,711	1,551

Income before income taxes and undistributed income of subsidiaries	(24)	(362)	(361)

Income tax (benefit)	(487)	(518)	(525)

Income before undistributed income of subsidiaries	463	156	164
Undistributed income of subsidiaries	3,239	7,436	5,734

Net income	$3,702	$7,592	$5,898

Notes to Consolidated Financial Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Cash Flows

	Year Ended December 31
	2007	2006	2005
	(In Thousands)
Cash Flows from Operating Activities
Net income	$3,702	$7,592	$5,898
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(3,239)	(7,436)	(5,734)
(Increase) decrease in other assets	147	(592)	1,142
Increase (decrease) in other liabilities	205	(273)	240
Stock Based Compensation	99	46	—

Net cash provided by (used in) operating activities	914	(663)	1,546

Cash Flows from Investing Activities
Increase in investment in subsidiaries	—	(5,000)	(3,500)
(Increase) decrease in other investments	12,059	(17,514)	1,888

Net cash provided by (used in) investing activities	12,059	(22,514)	(1,612)

Cash Flows from Financing Activities
Repurchase of common stock	(9,502)	(51)	(25)
Net proceeds from issuance of common stock	1,105	23,446	92
Repayments on subordinated debentures	(4,125)	—	—
Dividends paid	(497)	—	—

Net cash (used in) provided by financing activities	(13,019)	23,395	67

Increase (decrease) in cash and cash equivalents	(46)	38	1

Cash and Cash Equivalents
Beginning	48	10	9

Ending	$2	$48	$10

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Corporation in the reports that it submits or files under the Exchange Act is accumulated and communicated to management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
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
Report of Management’s Assessment of Internal Control over Financial Reporting
The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act,.  The Corporation’s system of internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation, of the Corporation’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.
With the supervision and participation of its President and Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
No matter how well designed, internal control over financial reporting may not prevent or detect all misstatements.  Projection of the evaluation of effectiveness to future periods is subject to risks, including but not limited to (a) controls may become inadequate due to changes in conditions; (b) a deterioration in the degree of compliance with policies or procedures; and (c) the possibility of control circumvention or override, any of which may lead to misstatements due to undetected error or fraud.  Effective internal control over financial reporting can provide only a reasonable assurance with respect to financial statement preparation and reporting.
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, and, based on this assessment, has concluded the Corporation’s internal control over financial reporting is effective as of that date.
The Corporation’s independent registered public accounting firm, BDO Seidman LLP, has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the Corporation’s internal control over financial reporting which is included in “Item 8 – Financial Statements and Supplementary Data” herin..
ITEM 9B – OTHER INFORMATION
None.

PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors,” “Certain Relationships and Related Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information contained under the captions “Executive Compensation” in the 2008 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the captions “Security Ownership of Management “and “Security Ownership of Certain Beneficial Owners” in the 2008 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.
Equity Compensation Plan
The following table sets forth information as of December 31, 2007 with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:
Equity Compensation Plan Information (1)

(c)
Number of securities
	(a)		remaining available for
	Number of securities to	(b)	future issuance under
	be issued upon	Weighted-average	equity compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected
Plan category	warrants and rights	warrants and rights	in column (a))
Equity compensation plans approved by security holders (2)	713,624	$6.07	546,416

Equity compensation plans not approved by security holders	—	—	—

Total	713,624	$6.07	546,416

(1)	All share and dollar per share amounts have been adjusted to give effect to the 10-for-1 stock dividend distributed by the Corporation in April 2001, the 3-for-1 stock dividend distributed in June 2003, and the 2-for-1 stock dividend distributed in December 2005.

(2)	All shares relate to the Corporation’s 1999 Stock Option Plan, as amended in 2003.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships between the Corporation and its directors and officers is contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” in the 2008 Proxy

Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2008 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)  Exhibit Index:

Exhibit No.	Description

3.1	Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006)

3.2	Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K Filed October 24, 2007)

4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.0 to Form 10-KSB filed March 31, 2003)

Certain instruments relating to trust preferred securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1+	Employment Letter Agreement between Access National Bank and Michael W. Clarke (incorporated by reference to Exhibit 10.1 to Form 10-K filed March 31, 2005)

10.2+	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 31, 2005)

10.3+	Employment Letter Agreement between Access National Bank and Charles Wimer (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed March 31, 2003)

10.4+	Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 31, 2005)

10.4.1+	Amendment #1 to Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 15, 2007)

10.5*+	Schedule of Non-Employee Directors’ Annual Compensation

10.6*+	Base Salaries for Named Executive Officers

10.7+	Access National Bank 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed March 31, 2003)

10.7.1+	Form of Incentive Stock Option Agreement for Employee under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to Form 8-K filed January 31, 2007)

10.7.2+	Form of Incentive Stock Option for Employee-Director under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.2 to Form 8-K filed January 31, 2007)

10.7.3+	Form of Non-Qualified Stock Option Agreement for Director under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.3 to Form 8-K filed January 31, 2007)

10.8	Lease agreement between Access National Bank and William and Blanca Spencer (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed March 31, 2003)

10.9	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed March 31, 2003)

14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-KSB filed March 30, 2004)

21*	Subsidiaries of Access National Corporation

Exhibit No.	Description
23*	Consent of BDO Seidman, LLP

24*	Power of Attorney (included on the signature page of this report)

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

+	indicates a management contract or compensatory plan or arrangement
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation (Registrant)
Date: March 13, 2008	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer

Date: March 13, 2008	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ J. Randolph Babbitt
J. Randolph Babbitt	Director	March 13, 2008

/s/ Michael W. Clarke
Michael W. Clarke	President / Chief Executive Officer & Director (Principal Executive Officer)	March 13, 2008

/s/ John W. Edgemond
John W. Edgemond IV	Director	March 13, 2008

/s/ James L. Jadlos
James L. Jadlos	Director	March 13, 2008

/s/ Thomas M. Kody
Thomas M. Kody	Director	March 13, 2008

/s/ Jacques Rebibo
Jacques Rebibo	Chairman of the Board of Directors Director	March 13, 2008

/s/ Robert C. Shoemaker
Robert C. Shoemaker	Executive Vice President, Chief Credit Officer & Director	March 13, 2008

/s/ Charles Wimer
Charles Wimer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2008