Form 10-Q
period 2008-03-31
ACCESS NATIONAL CORP
filed 2008-05-12
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of May 7, 2008 was 10,171,341 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets, March 31, 2008 and December 31, 2007 (audited)	Page 2
Consolidated Statements of Income, three months ended March 31, 2008 and 2007	Page 3
Consolidated Statements of Changes in Shareholders’ Equity three months ended March 31, 2008 and 2007	Page 4
Consolidated Statements of Cash Flows, three months ended March 31, 2008 and 2007	Page 5
Notes to Consolidated Financial Statements	Page 6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 28
Item 4. Controls and Procedures	Page 29

PART II OTHER INFORMATION

Item 1. Legal Proceedings	Page 30
Item 1A. Risk Factors	Page 30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 30
Item 3. Defaults Upon Senior Securities	Page 30
Item 4. Submission of Matters to a Vote of Security Holders	Page 30
Item 5. Other Information	Page 31
Item 6. Exhibits	Page 31
Signatures	Page 32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$6,331	$6,238
Interest-bearing deposits in other banks	23,036	13,266
Securities available for sale, at fair value	64,287	73,558
Loans held for sale — Carried at fair value in 2008	58,043	39,144
Loans	464,323	477,598
Allowance for loan losses	(7,906)	(7,462)

Net loans	456,417	470,136
Premises and equipment	9,586	9,712
Other assets	9,501	10,322

Total assets	$627,201	$622,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest-bearing deposits	$75,986	$59,415
Savings and interest-bearing deposits	124,625	142,820
Time deposits	256,494	271,183

Total deposits	457,105	473,418
Short-term borrowings	36,267	41,676
Long-term borrowings	66,637	39,524
Subordinated debentures	6,186	6,186
Other liabilities	5,123	3,611

Total liabilities	571,318	564,415

SHAREHOLDERS’ EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,338,741 shares at March 31, 2008 and 10,840,730 shares at December 31, 2007	8,633	9,052
Surplus	18,215	21,833
Retained earnings	28,310	26,846
Accumulated other comprehensive income, net	725	230

Total shareholders’ equity	55,883	57,961

Total liabilities and shareholders’ equity	$627,201	$622,376

See accompanying notes to consolidated financial statements unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(unaudited)

	Three Months Ended March 31
	2008	2007
Interest and Dividend Income
Interest and fees on loans	$8,903	$9,822
Interest on deposits in other banks	265	195
Interest and dividends on securities	851	1,156

Total interest and dividend income	10,019	11,173

Interest Expense
Interest on deposits	4,268	4,008
Interest on short-term borrowings	306	1,399
Interest on long-term borrowings	550	481
Interest on subordinated debentures	113	229

Total interest expense	5,237	6,117

Net interest income	4,782	5,056
Provision for loan losses	408	291

Net interest income after provision for loan losses	4,374	4,765

Noninterest Income
Service fees on deposit accounts	103	102
Gain on sale of loans	6,854	5,773
Mortgage broker fee income	562	1,279
Other income	923	710

Total noninterest income	8,442	7,864

Noninterest Expense
Salaries and employee benefits	5,930	5,219
Occupancy and equipment	636	498
Other operating expenses	3,615	4,953

Total noninterest expense	10,181	10,670

Income before income taxes	2,635	1,959

Income tax expense	944	633

NET INCOME	$1,691	$1,326

Earnings per common share:
Basic	$0.16	$0.11

Diluted	$0.16	$0.11

Average outstanding shares:
Basic	10,619,830	11,954,863
Diluted	10,795,800	12,255,330
See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Statement of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2008 and 2007
(In Thousands)
(unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2007	$9,052	$21,833	$26,846	$230	$57,961
Comprehensive income:
Net income	—	—	1,691	—	1,691
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $255)	—	—	—	495	495

Total comprehensive income					2,186
Stock option exercises (85,398 Shares)	71	137	—	—	208
Repurchased under share repurchase program (587,387 Shares)	(490)	(3,787)	—	—	(4,277)
Cash dividend	—	—	(227)	—	(227)
Stock-based Compensation expense recognized in earnings	—	32	—	—	32

Balance, March 31, 2008	$8,633	$18,215	$28,310	$725	$55,883

Balance, December 31, 2006	$9,867	$29,316	$23,641	$(529)	$62,295

Comprehensive income:
Net income	—	—	1,326	—	1,326
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $81)	—	—	—	157	157

Total comprehensive income					1,483
Stock option exercises (164,820 Shares)	138	138	—	—	276
Dividend Reinvestment plan (38,838 Shares)	32	322	—	—	354
Repurchased under share repurchase program
Cash dividend	—	—	(120)	—	(120)
Stock-based Compensation expense recognized in earnings	—	20	—	—	20

Balance, March 31, 2007	$10,037	$29,796	$24,847	$(372)	$64,308

See accompanying notes to consolidated financial statements (unaudited)

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$1,691	$1,326
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses — net of recoveries	408	291
Deferred tax expense (benefit)	255	(7)
Stock based compensation	32	21
Valuation allowance on derivatives	(359)	(1)
Net amortization accretion on securities	(4)	(6)
Depreciation and amortization	192	212
Loss on disposal of assets	5	—
Changes in assets and liabilities:
Valuation of loans held for sale carried at fair value	1,486	—
Increase in loans held for sale	(20,385)	(1,579)
Decrease (increase) in other assets	1	(1,638)
Increase (decrease) in other liabilities	1,511	(1,167)

Net cash used in operating activities	(15,167)	(2,548)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	27,238	15,705
Purchases of securities available for sale	(17,213)	(3,891)
Net decrease (increase) in loans	13,312	(24,068)
Increase in federal fund sold	(123)	—
Proceeds from sale of equipment	32	—
Proceeds from sales of other real estate owned	567	—
Purchases of premises and equipment	(108)	(467)

Net cash provided by (used in) investing activities	23,705	(12,721)

Cash Flows from Financing Activities
Net (decrease) increase in non-interest bearing and interest-bearing deposits	(1,624)	6,187
Net (decrease) increase in time deposits	(14,689)	15,568
Net decrease in short-term borrowings	(5,409)	(2,042)
Net increase in long-term borrowings	27,113	1,863
Proceeds from issuance of common stock	208	630
Purchases of common stock	(4,278)	—
Dividends paid	(119)	(121)

Net cash provided by financing activities	1,202	22,085

Increase in cash and cash equivalents	9,740	6,816
Cash and Cash Equivalents
Beginning	19,502	27,365

Ending	$29,242	$34,181

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$11,459	$6,116

Cash payments for income taxes	$850	$2,115

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$750	$238
See accompanying notes to consolidated financial statements (unaudited).

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
The Bank opened for business on December 1, 1999 and has two active wholly-owned subsidiaries: Access National Mortgage Corporation (the “Mortgage Corporation”), a Virginia corporation engaged in mortgage banking activities, and Access Real Estate LLC. Access Real Estate LLC is a limited liability company established in July, 2003 for the purpose of holding title to the Corporation’s headquarters building, located at 1800 Robert Fulton Drive, Reston, Virginia.
NOTE 2 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2007, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

NOTE 3 – STOCK-BASED COMPENSATION PLANS
During the first three months of 2008, the Corporation granted 89,375 stock options to officers, directors, and employees under the 1999 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date. Stock–based compensation expense recognized in other operating expense during the first three months of 2008 was approximately $32 thousand and $21 thousand for the same period in 2007. The fair value of options is estimated on the date of grant using a Black-Scholes option-pricing model with the assumptions noted below.
A summary of stock option activity under the Plan for the three months ended March 31, 2008 is presented as follows:

Three Months ended
March 31, 2008
Expected life of options granted	3.22
Risk-free interest rate	3.15%
Expected volatility of stock	35%
Annual Expected dividend yield	1%

Fair Value of Granted Options	$156,886
Non-Vested Options	165,775

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	713,624	$6.07	1.99	$979,866
Granted	89,375	$6.29	3.22	$—
Exercised	85,398	$2.59	0.60	$—
Lapsed or Canceled	3,600	$8.33	2.60	$—

Outstanding at March 31, 2008	714,001	$6.50	2.07	$1,112,722

Exercisable at March 31, 2008	548,226	$6.12	1.84	$1,036,833

NOTE 4 — SECURITIES
Amortized costs and fair values of securities available for sale as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Securities	$996	$29	$—	$1,025
U.S. Government Agencies	49,932	1,032		50,964
Mortgage Backed Securities	741	12	—	753
Municipals — tax exempt	2,890	43	—	2,933
Municipals — taxable	2,107	5	—	2,112
CRA Mutual Fund	1,500	—	(23)	1,477
Restricted Securities
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	4,129	—	—	4,129

Total Securities	$63,189	$1,121	$(23)	$64,287

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Notes	$995	$18	$—	$1,013
U.S. Governmental Agencies	61,365	417	(62)	61,720
Mortgage Backed Securities	793	6	—	799
Municipals — tax exempt	2,890	6	(5)	2,891
Municipals — taxable	1,110	—	(11)	1,099
CRA Mutual Fund	1,500	—	(21)	1,479
Restricted Securities
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	3,663	—	—	3,663

Total Securities	$73,210	$447	$(99)	$73,558

NOTE 4 – SECURITIES (continued)
The amortized cost and fair value of securities available for sale as of March 31, 2008 and December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	March 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and Agencies
Due in one year or less	$20,994	$21,211	$38,867	$38,879
Due after one through five years	—	—	1,995	2,011
Due after five through ten years	29,934	30,778	21,498	21,844
Municipals
Due after one through five years	1,110	1,115	1,110	1,099
Due after five through ten years	2,890	2,933	2,890	2,891
Due after ten years	997	997
Mortgage Backed Securities
Due after one through five years	741	753	793	799
CRA Mutual Fund	1,500	1,477	1,500	1,479
Restricted Securities:
Federal Reserve Bank stock	894	894	894	894
FHLB stock	4,129	4,129	3,663	3,663

Total	$63,189	$64,287	$73,210	$73,558

NOTE 4 – SECURITIES (continued)
Investment securities available for sale that have an unrealized loss position at March 31, 2008 and December 31, 2007 are as follows:
March 31, 2008

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
Investment securities available for sale:
U.S. Treasury Security	$—	$—	$—	$—	$—	$—
Mortgage Backed Security	—		—	—	—	—
U.S. Government Agencies	—	—	—	—	—	—
Municipals-Taxable	—	—	—	—	—	—
Municipals-Tax Exempt	—	—	—	—	—	—
CRA Mutual Fund	—	—	1,477	(23)	1,477	(23)

Total	$—	$—	$1,477	$(23)	$1,477	$(23)

December 31, 2007

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In Thousands)
Investment securities available for sale:
U.S. Treasury Security	$—	$—	$—	$—	$—	$—
Mortgage Backed Security	—	—	—	—	—	—
U.S. Government Agencies	—	—	19,812	(62)	19,812	(62)
Municipals-Taxable	—	—	1,100	(11)	1,100	(11)
Municipals-Tax Exempt	457	(2)	915	(3)	1,372	(5)
CRA Mutual Fund	—	—	1,479	(21)	1,479	(21)

Total	$457	$(2)	$23,306	$(97)	$23,763	$(99)

NOTE 5 – LOANS
The following table presents the composition of the loan portfolio at March 31, 2008 and December 31, 2007.

	March 31	Percent of	December 31	Percent of
	2008	Total	2007	Total
		(In Thousands)
Commercial	$62,758	13.52%	$64,860	13.58%
Commercial real estate	200,447	43.17	199,894	41.85
Real estate construction	50,160	10.80	55,074	11.53
Residential real estate	149,789	32.26	156,731	32.82
Consumer	1,169	0.25	1,039	0.22

	$464,323	100.00%	$477,598	100.00%

Less allowance for loan losses	7,906		7,462

	456,417		$470,136

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

NOTE 6 – SEGMENT REPORTING (continued)
The following table presents segment information for the three months ended March 31, 2008 and 2007:

2008	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Eliminations	Totals
Revenues:
Interest income	$9,837	$514	$37	$(369)	$10,019
Gain on sale of loans	—	6,858	—	(4)	6,854
Other revenues	552	1,329	266	(559)	1,588

Total revenues	$10,389	$8,701	$303	$(932)	$18,461

Expenses:
Interest expense	$5,029	$351	$227	$(370)	$5,237
Salaries and employee benefits	1,963	3,967	—	—	5,930
Other	1,759	3,078	384	(562)	4,659

Total operating expenses	$8,751	$7,396	$611	$(932)	$15,826

Income (loss) before income taxes	$1,638	$1,305	$(308)	—	$2,635

Total assets	$584,560	$62,560	$43,711	$(63,630)	$627,201

2008	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Eliminations	Totals
Revenues:
Interest income	$11,033	$1,136	$199	$(1,195)	$11,173
Gain on sale of loans	—	5,773	—	—	5,773
Other revenues	426	2,085	263	(683)	2,091

Total revenues	$11,459	$8,994	$462	$(1,878)	$19,037

Expenses:
Interest expense	$5,696	$1,273	$344	$(1,196)	$6,117
Salaries and employee benefits	1,668	3,551	—	—	5,219
Other	1,347	4,708	369	(682)	5,742

Total operating expenses	$8,711	$9,532	$713	$(1,878)	$17,078

Income (loss) before income taxes	$2,748	$(538)	$(251)	—	$1,959

Total assets	$609,145	$71,675	$61,039	$(74,655)	$667,204

NOTE 7 – EARNINGS PER SHARE (EPS)
     The following tables show the calculation of both Basic and Diluted earnings per share (“EPS”) for the three months ended March 31, 2008 and 2007, respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net income	$1,691	$1,326

Weighted average shares outstanding	10,619,830	11,954,863

Basic earnings per share	$0.16	$0.11

DILUTED EARNINGS PER SHARE:
Net income	$1,691	$1,326

Weighted average shares outstanding	10,619,830	11,954,863
Stock options and warrants	175,970	300,467

Weighted average diluted shares outstanding	10,795,800	12,255,330

Diluted earnings per share	$0.16	$0.11

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
At March 31, 2008 and December 31, 2007, the Mortgage Corporation had derivative financial instruments with a notional value of $85.6 million and $33.7 million respectively. The fair value of these derivative instruments at March 31, 2008 and December 31, 2007 was $85.8 million and $33.5 million respectively.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. SFAS 157 became effective for the Company on January 1, 2008. See Note 10 of the accompanying notes to the consolidated financial statements for additional information.
In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS 157. The new staff position defers the effective date of SFAS No. 157 to January 1, 2009 for items within the scope of the staff position. The Corporation is currently evaluating the impact of FASB Staff Position No. 157-2 on the consolidated financial statements.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement became effective for the Corporation on January 1, 2008. The Corporation has elected the fair value option for residential mortgage loans originated on or after January 1, 2008 and held for sale. See Note 10 of the accompanying notes to the consolidated financial statements for additional information.
In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.   SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Corporation will assess the impact of SFAS 141(R) if and when a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting non-controlling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)
financials statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited.  The Corporation is currently evaluating the impact, if any; the adoption of SFAS 160 will have on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB statement No. 133”, SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The Corporation is currently evaluating the impact of adopting SFAS No. 161 on the consolidated financial statements.
NOTE 10 — FAIR VALUE
Effective January 1, 2008, the Corporation adopted SFAS 157 and SFAS 159. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3- Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Corporation used the following methods to determine the fair value of each type of financial instrument:
Investment securities: The fair values for investment securities are determined by quoted market prices (Level 1).
Residential loans held for sale: The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).
Derivative financial instruments: The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date (Level 2).

NOTE 10 — FAIR VALUE (continued)
Impaired loans: The fair values of impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans on a nonrecurring basis.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The use of discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral and are therefore classified within (Level 3).
Other real estate owned: The fair value of other real estate owned, which is included in other assets on the balance sheet, consists of real estate that has been foreclosed.  Foreclosed real estate is recorded at the lower of fair value less selling expenses or the book balance prior to foreclosure. Write downs are provided for subsequent declines in value and are recorded in other non-interest expense (Level 2).
Assets and liabilities measured at fair value under SFAS No. 157 on a recurring and non-recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurement
		at March, 31, 2008 Using
		Quoted
		Prices in
		Active
		Markets for	Other	Significant
(In Thousands)		Identical	Observable	Unobservable
Description	Carrying Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities (1)	$59,264	$59,264	$—	$—
Residential loans held for sale	58,043	—	58,043	—
Derivative assets	242		242
Financial Liabilities-Recurring
Derivative liabilities	23		23

Financial Assets-Non-Recurring
Impaired loans (2)	5,199			5,199
Other real estate owned (3)	622		622

(1)	Excludes restricted stock.
(2)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3)	Represents appraised value and realtor comparables less estimated selling expenses.
Financial instruments recorded using SFAS 159
Under SFAS 159, the Corporation may elect to report most financial instruments and certain other items at fair value on an instrument-by instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. Additionally, the transaction provisions of SFAS 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in net income. The Corporation did not elect the fair value option for any existing positions at January 1, 2008 and there was no impact to equity.

The Corporation elected the fair value option under SFAS 159 prospectively for the following item:

	Aggregate		Contractual
(In Thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$58,043	$1,486	$56,557
The Corporation elected to account for residential loans held for sale to eliminate the mismatch in recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. The change to fair value accounting for loans held for sale resulted in a pre-tax increase in income of $612 thousand after considering loan origination fees and costs that were previously deferred in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2007 included in the Corporation’s Annual Report on Form 10-K. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as the Corporation’s expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to: changes in the Corporation’s competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and the Corporation’s ability to compete effectively against other financial institutions in its banking markets; the Corporation’s potential growth, including its entrance or expansion into new markets, the opportunities that may be presented to and pursued by it and the need for sufficient capital to support that growth; the Corporation’s ability to manage growth; changes in government monetary policy, interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; the strength of the economy in the Corporation’s target market area, as well as general economic, market, or business conditions; changes in the quality or composition of the Corporation’s loan or investment portfolios, including adverse developments in borrower industries, decline in real estate values in the Corporation’s markets, or in the repayment ability of individual borrowers or issuers; an insufficient allowance for loan losses as a result of inaccurate assumptions; the Corporation’s reliance on dividends from the Bank as a primary source of funds; the Corporation’s reliance on secondary sources, such as Federal Home Loan Bank of Atlanta (“FHLB”) advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet the Bank’s liquidity needs; changes in laws, regulations and the policies of federal or state regulators and agencies; the Corporation’s mortgage loan business and the offering of non-conforming mortgage loans; and other circumstances, many of which are beyond the Corporation’s control. Standard representations and warranties issued in connection with Loans Held for Sale may impact earnings due to the potential need to repurchase loans due to early payment defaults and for other reasons. The subsequent cost of liquidating these loans may have a negative impact on earnings. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.
CRITICAL ACCOUNTING POLICIES
General
The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States GAAP. The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. Actual losses could differ significantly from the historical factors that we monitor. Additionally, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.
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
Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit and, at March 31, 2008, these commitments amounted to $35.2 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At March 31, 2008, the Bank had approximately $86.6 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short-term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.
The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At March 31, 2008 the balance in this account totaled $277 thousand. The Mortgage Corporation maintains a similar reserve for standard representations and warranties issued in connection with loans sold that totaled $579 thousand at March 31, 2008.
FINANCIAL CONDITION (March 31, 2008 compared to December 31, 2007)
At March 31, 2008, the Corporation’s assets totaled $627.2 million compared to $622.4 million at December 31, 2007, an increase of $4.8 million. Loans held for investment decreased $13.3 million from year end 2007 due to payoffs that exceeded new loan production during the first quarter of 2008. Loans held for sale increased approximately $18.9 million due to an increase of $15.3 million in loans originated in March 2008. Interest-bearing deposits in other banks increased $9.8 million and investment securities decreased $9.3 million from December 31, 2007 levels. Non-interest-bearing deposits increased $16.6 million partially, offsetting a $32.9 million decrease in interest-bearing deposits. The decrease in interest-bearing deposits was largely in rate sensitive and wholesale deposits that were replaced with an increase in longer term borrowings at lower interest rates.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, mortgage backed securities, obligations of states and political subdivisions, CRA mutual fund and Federal Reserve Bank and FHLB stock. At March 31, 2008 the securities portfolio totaled $64.3 million, down from $73.6 million on December 31, 2007, as a result of maturities and called securities that were not reinvested. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $725 thousand on March 31, 2008. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.
Loans
The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans. These lending activities provide access to credit to small businesses, professionals and consumers in the greater Washington, D.C. metropolitan area. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Office of the Comptroller of Currency. At March 31, 2008, loans held for investment totaled $464.3 million, down $13.3 million from $477.6 million at December 31, 2007. The decrease in loans is due to payoffs that exceeded new loan production and stricter credit standards. See Note 5 of the accompanying notes to consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loans held for investment portfolio at March 31, 2008.
Commercial Loans: Commercial Loans represent 13.5% of the loans held for investment portfolio. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Commercial Real Estate Loans: Also known as commercial mortgages, loans in this category represent 43.2% of the loans held for investment portfolio. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 10.8% of the loans held for investment portfolio. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represents 32.3% of the portfolio. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 17.2%; First Trust Mortgage Loans 73.1%; Loans Secured by a Junior Trust 6.0%; Multi-family loans and loans secured by Farmland 3.7%.
Home Equity Lines of Credit are extended to borrowers in our target market. Real estate equity is the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrower to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Lines of Credit are most frequently secured by a second lien on residential property. The proceeds of First Trust Mortgage Loans are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust Loans are loans to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.
Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.
Consumer Loans: Consumer Loans make up approximately 0.3% of the loans held for investment portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history and stability.
Loans Held for Sale (“LHFS”)
LHFS are originated by the Mortgage Corporation. Effective January 1, 2008 LHFS are carried on the books at fair value. These loans are residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. The LHFS loans are closed by the Mortgage Corporation and carried on its books until the loan is delivered to and purchased by an investor. In the three months ended March 31, 2008 we originated $217.2 million of loans processed in this manner. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase, by the Mortgage Corporation, of loans previously sold. The repurchase risks associated with this activity center around early payment defaults, and borrower fraud. There is also a risk that loans originated may not be purchased by our investors. The Mortgage Corporation attempts to manage these risks by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors and programs offered. At March 31, 2008, LHFS totaled $58.0 million (at fair value) compared to $39.1 million at year end 2007.

Brokered Loans
Brokered loans are underwritten and closed by a third party lender. The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. For the first three months of 2008, $27.9 million in residential mortgage loans was originated under this type of delivery method, as compared to $59.7 million for the same period of 2007. Brokered loans accounted for 12.8% of the total loan volume for the first three months of 2008 compared to 19.3% for the same period of 2007.
Allowance for Loan Losses
The allowance for loan losses totaled $7.9 million at March 31, 2008 compared to $7.5 million at year end 2007. The allowance for loan losses is equivalent to approximately 1.7% of total consolidated loans held for investment at March 31, 2008. The methodology to derive the allowance for loan losses is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans, risk ratings and systemic risk factors.
Adequacy of the reserve is assessed, and appropriate expense and charge offs are taken, no less frequently than at the close of each fiscal quarter end. The methodology by which we systematically determine the amount of the reserve is set forth by the Board of Directors in our Credit Policy. Under this Policy, the Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits (the “Specific Reserve”), individual loan risk ratings, lending staff changes, loan review and Board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time (the “General Reserve”) and, finally, an “Unallocated Reserve” to cover any unforeseen factors not considered above in the appropriate magnitude. Each of the reserve components, General, Specific and Unallocated, is discussed in further detail below. With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this Bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the Bank’s historically low charge-offs would suggest a lower loan loss allowance, management’s experience with similar portfolios in the same market combined with the fact that the portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this Bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic conditions, generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of March 31, 2008, our evaluation of these factors supported approximately 95.3% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.
When deterioration develops in an individual credit, the loan is placed on a “watch list” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan analysis comprises the Specific Reserve and accounted for 25.1% of the total loss reserve at March 31, 2008.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Reserves. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of March 31, 2008, the threshold range for this component was 0.00% to 0.15% of the total loan portfolio and accounted for approximately 4.7% of the total loss reserve. At March 31, 2008, the unallocated reserve amounted to $0.4 million and equaled 0.08% of total loans. Outside of the Corporation’s analysis, our reserve adequacy and methodology are reviewed on a regular basis by our internal audit program and bank regulators and such reviews have not resulted in any material adjustment to the reserve. The schedule below apportions the allowance for loan losses by loan types.

An analysis of the Bank’s allowance for loan losses as of and for the periods indicated is set forth in the following tables:

	Three months ended
Allowance for Loan Losses	March 31,
(In Thousands)	2008	2007
Balance at beginning of period	$7,462	$5,452

Charge-offs	(87)	—
Recoveries	123	3
Provision	408	291

Balance as of March 31, 2008 and 2007	$7,906	$5,746

Allocation of the Allowance for Loan Losses

	March 31, 2008				December 31, 2007
			Allowance for				Allowance for
	Amount	Percentage	Loan Loss	Percentage	Amount	Percentage	Loan Loss	Percentage
	(Dollars In Thousands)
Commercial	$62,758	13.52%	$1,390	17.58%	$64,860	13.58%	$1,341	17.97%
Commercial real estate	200,447	43.17	4,498	56.89	199,894	41.85	3,487	46.73
Real estate construction	50,160	10.80	693	8.77	55,074	11.53	929	12.45
Residential real estate	149,789	32.26	1,314	16.62	156,731	32.82	1,695	22.72
Consumer	1,169	0.25	11	0.14	1,039	0.22	10	0.13

	$464,323	100.00%	$7,906	100.00%	$477,598	100.00%	$7,462	100.00%

Non-performing Assets and Impaired Loans
At March 31, 2008, the Bank had two loans identified as impaired in the amounts of $6.9 million and $173 thousand in non-accrual status. A valuation allowance, based on the fair value of collateral and discounted cash flows, in the amount of $1.9 million is included in the allowance for loan losses. Non-performing assets at the Mortgage Corporation are comprised of one non-accrual loan in the amount of $184 thousand and other real estate owned totaling $622 thousand. Non-performing assets at the Mortgage Corporation decreased from $2.1 million at December 31, 2007 to $806 thousand at March 31, 2008.
Deposits
Deposits are one of the primary sources of funding loan growth. At March 31, 2008, deposits totaled $457.1 million compared to $473.4 million on December 31, 2007, a decrease of $16.3 million. Interest-bearing deposits decreased $32.9 million, which was partially offset by a $16.6 million increase in non-interest bearing deposits from December 31, 2007 levels. The increase in non-interest-bearing deposits is due to new commercial accounts and increased balances of existing accounts. The decrease in interest-bearing deposits is primarily due a decrease in wholesale interest- bearing and other interest sensitive accounts. The Bank’s core deposit base is comprised primarily of commercial accounts and, due to the inherent nature of these accounts, balances can be subject to wide fluctuations.
Shareholders’ Equity
Shareholders’ equity was $55.9 million at March 31, 2008 compared to approximately $58.0 at December 31, 2007. Shareholders’ equity decreased by $2.1 million during the three months ended March 30, 2008. The decrease is due to the repurchase of 587,387 shares under our share repurchase program at a weighted average price of $7.23 per share that was partially offset by retained earnings of $1.7 million and $495 thousand in other comprehensive income. On February 25, 2008 the Corporation paid a $0.01 cash dividend to shareholders of record February 13, 2008.
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

The following table outlines the regulatory components of capital and risk based capital ratios.
Risk Based Capital Analysis

	March 31,	December 31,
	2008	2007
	(In Thousands)
Tier 1 Capital:
Common stock	$8,633	$9,052
Capital surplus	18,215	21,833
Retained earnings	28,310	26,846
Less: Net Unrealized loss on equity Securities	(15)	(14)
Subordinated debentures	6,000	6,000

Total Tier 1 capital	61,143	63,717

Subordinated debentures not included in Tier 1	—	—
Allowance for loan losses	6,269	6,436

Total risk based capital	$67,412	$70,153

Risk weighted assets	$499,619	$513,598

Quarterly average assets	$617,306	$632,752

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	12.24%	12.41%	4.00%
Total risk based capital ratio	13.49%	13.66%	8.00%
Leverage ratio	9.90%	10.07%	4.00%

RESULTS OF OPERATIONS (March 31, 2008)
Summary
Net income for the three months ended March 31, 2008 totaled $1.7 million, compared to $1.3 million for the same period in 2007. Basic earnings per common share amounted to $0.16 per share for the three months ended March 31, 2007, compared to $0.11 per share for the same period in 2007. Diluted earnings per share were $0.16 for the three month periods ended March 31, 2008 compared to $0.11 for the three month period in 2007.
Interest and fees on loans decreased by $919 thousand in the quarter ended March 31, 2008 compared to the same period of 2007. The decrease in interest and fees on loans is due to a combination of a decrease in interest rates and average balances of loans outstanding during the period. Noninterest income totaled $8.4 million for the three months ended March 31, 2008 compared to $7.9 million for the same period in 2007. This increase is primarily due to a $1.1 million increase in gains on the sale of mortgage loans including $612.0 thousand in unrealized gains on the sale of loans as a result of adopting SFAS 159. Mortgage broker fee income decreased $717.0 thousand, partially offsetting the gains on loans held for sale.
Net Interest Income
Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income decreased $274 thousand for the three months ended March 31, 2008 over the same period in 2007. Net interest margin decreased 4 basis points during the first three months from 3.23% in 2007 to 3.19% in 2008. The decrease in net interest margin is primarily due to a decrease in average earning assets during the period.
Total interest expense for the first three months of 2008 decreased approximately $900 thousand from $6.1 million in 2007 to $5.2 million. Total interest-bearing deposits averaged approximately $403.0 million for the three month period ended March 31, 2008 compared to $353.0 million for the three month period ended March 31, 2007. Borrowed funds for the three months ended March 31, 2008 averaged $96.5 million compared to $161.3 million for the corresponding period in 2007. The average cost of interest-bearing liabilities during the three months ended March 31, 2008 was 4.19%, down from 4.76% during the three months ended March 31, 2007.

The following table presents volume and rate analysis for three months ended March 31, 2008 and 2007:
Volume and Rate Analysis

	Three Months Ended March 31,
	2008 compared to 2007
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$(305)	$(403)	$98
Loans	(919)	(263)	(656)
Interest-bearing deposits	70	177	(107)

Total Decrease in Interest Income	(1,154)	(489)	(665)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(19)	(5)	(14)
Money market deposit accounts	(171)	120	(291)
Savings accounts	(19)	(34)	15
Time deposits	469	487	(18)

Total interest-bearing deposits	260	568	(308)
FHLB Advances	(1,006)	(872)	(134)
Securities sold under agreements to repurchase	20	49	(29)
Other short-term borrowings	(107)	(28)	(79)
Long-term borrowings	69	94	(25)
Subordinated debentures	(116)	(80)	(36)

Total Decrease in Interest Expense	(880)	(269)	(611)

Decrease in Net Interest Income	$(274)	$(220)	$(54)

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Month
	Period Ended March 31,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$71,106	$863	4.85%	$104,921	$1,168	4.45%
Loans(2)	494,504	8,903	7.20%	508,378	9,822	7.73%
Interest-bearing balances	34,668	265	3.06%	14,922	195	5.23%

Total interest earning assets	600,278	10,031	6.68%	628,221	11,185	7.12%
Non-interest earning assets:
Cash and due from banks	6,850			6,634
Premises, land and equipment	9,668			9,723
Other assets	7,941			8,074
Less: allowance for loan losses	(7,431)			(5,574)

Total non-interest earning assets	17,028			18,857

Total Assets	$617,306			$647,078

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,847	$33	1.49%	$9,770	$52	2.13%
Money market deposit accounts	118,841	910	3.06%	105,991	1,081	4.08%
Savings accounts	2,754	43	6.25%	5,146	62	4.82%
Time deposits	272,489	3,282	4.82%	232,066	2,813	4.85%

Total interest-bearing deposits	402,931	4,268	4.24%	352,973	4,008	4.54%
FHLB Advances	10,750	126	4.69%	83,674	1,132	5.41%
Securities sold under agreements to repurchase	13,080	81	2.48%	6,231	61	3.92%
Other short-term borrowings	16,646	99	2.38%	19,707	206	4.18%
FHLB Long-term borrowings	49,831	550	4.41%	41,401	481	4.65%
Subordinated Debentures	6,186	113	7.31%	10,311	229	8.88%

Total interest-bearing liabilities	499,424	5,237	4.19%	514,297	6,117	4.76%

Non-interest-bearing liabilities:
Demand deposits	55,348			63,594
Other liabilities	3,781			4,480

Total liabilities	558,553			582,371
Shareholders’ Equity	58,753			64,709

Total Liabilities and Shareholders’ Equity:	$617,306			$647,080

Interest Spread(3)			2.49%			2.36%

Net Interest Margin(4)		$4,794	3.19%		$5,068	3.23%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income
Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The Mortgage Corporation provides the most significant contributions to noninterest income. Total noninterest income was $8.4 million for the three month period ended March 31, 2008 compared to $7.9 million for the same period in 2007, an increase of $578 thousand. Gains on the sale of loans originated by the Mortgage Corporation totaled $6.9 million for the three month periods ending March 31, 2008, compared to $5.8 million for the same periods of 2007. The Mortgage Corporation recorded $612 thousand in unrealized gains on loans held for sale as a result of adoption of SFAS 159. Mortgage broker fee income and other income totaled $1.5 million for the first three months of 2008, down from $2.0 million for the same period in 2007, a decrease of $504 thousand. The decrease of $504 thousand for the first three months of 2008 is largely due to a $717 thousand decrease in broker fees.
Noninterest Expense
Noninterest expense totaled $10.2 million for the three months ended March 31, 2008, compared to $10.7 million for the same periods in 2007. Salaries and benefits totaled $5.9 million for the first three months of 2008, compared to $5.2 million for the same period last year due to growth at both the Bank and Mortgage Corporation. Other operating expenses totaled approximately $3.6 million for the three months ended March 31, 2008, down from $5.0 million for the three months ended March 31, 2007. The decrease in other operating expenses is primarily attributable to a decrease of $1.2 million in wholesale broker fees.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as interest-bearing deposits with other banks provide an additional source of liquidity funding. At March 31, 2008, overnight interest-bearing balances totaled $23.0 million and securities available for sale less restricted stock totaled $58.1 million.
The liability portion of the balance sheet provides liquidity through various interest-bearing and non-interest-bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At March 31, 2008, the Bank had a line of credit with the FHLB totaling $186.5 million and had outstanding in short term loans of $250 thousand, and an additional $66.6 million in term loans at fixed rates ranging from 2.55% to 5.21% leaving $119.7 million available on the line. In addition to the line of credit at the FHLB, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of March 31, 2008, outstanding repurchase agreements totaled approximately $13.3 million and commercial paper issued and short-term borrowings amounted to $36.0 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at March 31, 2008, these lines amounted to $22.6 million. The Corporation also has $6.2 million in subordinated debentures, to support the growth of the organization.

Borrowed Funds Distribution

	March 31,	December 31,
	2008	2007
	(Dollars In Thousands)
At Period End
FHLB Advances	$250	$15,500
FHLB long-term borrowings	66,637	39,524
Securities sold under agreements to repurchase	13,319	14,814
Other short-term borrowings	22,698	11,362
Subordinated debentures	6,186	6,186
Federal Funds Purchased	—	—

Total at period end	$109,090	$87,386

Average Balances
FHLB Advances	$10,750	$60,224
FHLB long-term borrowings	49,831	41,932
Securities sold under agreements to repurchase	13,080	11,695
Other short-term borrowings	16,646	16,629
Subordinated debentures	6,186	9,237

Total average balance	$96,493	$139,717

Average rate paid on all borrowed funds	4.02%	5.14%

Contractual Obligations
There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of March 31, 2008. The table below reflects the outcome of these analyses at March 31, 2008, assuming budgeted growth in the balance sheet. According to the model run for the period ended March 31, 2008, and projecting forward over a twelve month period, an immediate 100 basis points increase in interest rates would result in an increase in net interest income of 5.78%. An immediate 100 basis points decline in interest rates would result in a decrease in net interest income of 5.06%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income. The following table reflects the Corporation’s earnings sensitivity profile as of March 31, 2008.

Rate Shock Analysis
March 31, 2008

		Hypothetical Percentage
Change in Federal	Hypothetical Percentage	Change in Economic Value
Funds Target Rate	Change in Earnings	of Equity
3.00%	17.81%	-12.04%
2.00%	11.79%	-8.03%
1.00%	5.78%	-4.13%
-1.00%	-5.06%	3.95%
-2.00%	-9.85%	8.67%
-3.00%	-11.14%	12.78%
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

Changes in Internal Control
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
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 19, 2008 the Corporation’s Board of Directors approved an increase in its share repurchase program to 2,000,000 shares. Shares may be purchased on the open market or through privately negotiated transactions. No termination date was set for the program. As of March 31, 2008, a total of 1,833,011 shares have been repurchased.
The following table provides information with respect to purchases the Corporation made of its common shares during the first quarter of the 2008 fiscal year:
Subsequent to the period covered by the table below, the Board of Directors increased the program size by 500,000 shares, effective April 22, 2008, bringing the total shares authorized under the program to 2,500,000.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
January 1- January 31, 2008	69,183	$6.20	69,183	185,193
February 1- February 29, 2008 *	240,804	7.19	240,804	444,389
March 1- March 31, 2008	277,400	7.52	277,400	166,989

	587,387	$7.23	587,387	166,989

*	Reflects the 500,000 share increase on February 19, 2008
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None

Item 5. Other Information
     None
Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))

3.2	Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation (Registrant)
Date: May 9, 2008	By:	/s/ Michael W. Clarke
Michael W. Clarke
President & Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)