Form 10-Q
period 2008-06-30
ACCESS NATIONAL CORP
filed 2008-08-11
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of August 4, 2008 was 10,117,717 shares.

ACCESS NATIONAL CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and due from banks	$21,225	$6,238
Interest-bearing deposits in other banks	12,781	13,266
Securities available for sale, at fair value	63,298	73,558
Loans held for sale- carried at fair value in 2008	43,313	39,144
Loans	497,492	477,598
Allowance for loan losses	(9,310)	(7,462)

Net loans	488,182	470,136
Premises and equipment	9,441	9,712
Other assets	10,714	10,322

Total assets	$648,954	$622,376

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest-bearing deposits	$77,220	$59,415
Savings and interest-bearing deposits	142,337	142,820
Time deposits	229,826	271,183

Total deposits	449,383	473,418
Short-term borrowings	72,754	41,676
Long-term borrowings	60,905	39,524
Subordinated debentures	6,186	6,186
Other liabilities	4,952	3,611

Total liabilities	594,180	564,415

SHAREHOLDERS’ EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,117,717 shares at June 30, 2008 and 10,840,730 shares at December 31, 2007
Common stock	8,448	9,052
Surplus	16,879	21,833
Retained earnings	29,369	26,846
Accumulated other comprehensive income, net	78	230

Total shareholders’ equity	54,774	57,961

Total liabilities and shareholders’ equity	$648,954	$622,376

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended June 30
	2008	2007
Interest and Dividend Income
Interest and fees on loans	$8,626	$10,297
Interest on deposits in other banks	96	173
Interest and dividends on securities	789	1,047

Total interest and dividend income	9,511	11,517

Interest Expense
Interest on deposits	3,301	4,438
Interest on short-term borrowings	233	1,417
Interest on long-term borrowings	639	509
Interest on subordinated debentures	89	223

Total interest expense	4,262	6,587

Net interest income	5,249	4,930
Provision for loan losses	1,399	465

Net interest income after provision for loan losses	3,850	4,465

Noninterest Income
Service fees on deposit accounts	113	83
Gain on sale of loans	6,239	4,791
Mortgage broker fee income	524	1,019
Other income	1,146	2,324

Total noninterest income	8,022	8,217

Noninterest Expense
Salaries and employee benefits	5,508	5,300
Occupancy and equipment	568	731
Other operating expenses	4,139	4,362

Total noninterest expense	10,215	10,393

Income before income taxes	1,657	2,289

Income tax expense	595	782

NET INCOME	$1,062	$1,507

Earnings per common share:
Basic	$0.10	$0.13

Diluted	$0.10	$0.12

Average outstanding shares:
Basic	10,170,174	12,002,861
Diluted	10,315,127	12,288,247
See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Interest and Dividend Income
Interest and fees on loans	$17,529	$20,119
Interest on deposits in other banks	361	368
Interest and dividends on securities	1,640	2,203

Total interest and dividend income	19,530	22,690

Interest Expense
Interest on deposits	7,569	8,446
Interest on short-term borrowings	539	2,816
Interest on long-term borrowings	1,189	990
Interest on subordinated debentures	202	452

Total interest expense	9,499	12,704

Net interest income	10,031	9,986
Provision for loan losses	1,807	756

Net interest income after provision for loan losses	8,224	9,230

Noninterest Income
Service fees on deposit accounts	216	185
Gain on sale of loans	13,093	10,564
Mortgage broker fee income	1,086	2,298
Other income	2,069	3,034

Total noninterest income	16,464	16,081

Noninterest Expense
Salaries and employee benefits	11,438	10,519
Occupancy and equipment	1,204	1,229
Other operating expenses	7,754	9,315

Total noninterest expense	20,396	21,063

Income before income taxes	4,292	4,248

Income tax expense	1,539	1,415

NET INCOME	$2,753	$2,833

Earnings per common share:
Basic	$0.26	$0.24

Diluted	$0.26	$0.23

Average outstanding shares:
Basic	10,395,002	11,978,862
Diluted	10,555,463	12,271,789
See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2008 and 2007
(In Thousands, Except Per Share Data)
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2007	$9,052	$21,833	$26,846	$230	$57,961

Comprehensive income:
Net income	—	—	2,753		2,753
Other comprehensive income, unrealized holdings gains (losses) arising during the period (net of tax, $78)	—	—	—	(152)	(152)

Total comprehensive income					2,601
Stock option exercises (85,398 Shares)	71	151	—	—	222
Repurchased under share repurchase program (808,411 Shares)	(675)	(5,169)	—	—	(5,844)
Cash dividend	—	—	(230)	—	(230)
Stock-based compensation expense recognized in earnings	—	64	—	—	64

Balance, June 30, 2008	$8,448	$16,879	$29,369	$78	$54,774

Balance, December 31, 2006	$9,867	$29,316	$23,641	$(529)	$62,295

Comprehensive income:
Net income	—	—	2,833	—	2,833
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $15)	—	—	—	29	29

Total comprehensive income					2,862
Stock option exercises (164,820 Shares)	138	137	—	—	275
Dividend reinvestment plan (91,105 Shares)	76	729	—	—	805
Repurchased under share repurchase program (106,394 Shares)	(89)	(875)			(964)
Cash dividend	—	—	(240)	—	(240)
Stock-based compensation expense recognized in earnings	—	42	—	—	42

Balance, June 30, 2007	$9,992	$29,349	$26,234	$(500)	$65,075

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net income	$2,753	$2,833
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses- net of recoveries	1,807	756
Deferred tax benefit	(428)	(14)
Stock based compensation	64	42
Valuation allowance on derivatives	(179)	238
Net premium amortization/discount accretion on securities	—	(12)
Depreciation and amortization	385	428
Loss on disposal of assets	5	—
Changes in assets and liabilities:
Increase in loans held for sale	(4,169)	(11,089)
Increase (decrease) in other assets	83	(2,520)
Increase (decrease) in other liabilities	1,341	(1,320)

Net cash provided by (used) in operating activities	1,662	(10,658)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	37,340	23,794
Purchases of securities available for sale	(27,311)	(13,757)
Net increase in loans	(19,854)	(54,226)
Proceeds from sale of equipment	35	—
Proceeds from sales of other real estate owned	187	—
Purchases of premises and equipment	(129)	(511)

Net cash used in investing activities	(9,732)	(44,700)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	17,321	1,660
Net (decrease) increase in time deposits	(41,357)	36,701
Net (decrease) increase in securities sold under agreement to repurchase	(2,101)	424
Net increase in short-term borrowings	33,180	4,054
Net increase (decrease) in long-term borrowings	21,381	(1,274)
Proceeds from issuance of common stock	222	1,080
Purchase of common stock	(5,844)	(964)
Dividends paid	(230)	(240)

Net cash provided by financing activities	22,572	41,441

Increase (decrease) in cash and cash equivalents	14,502	(13,917)
Cash and Cash Equivalents
Beginning	19,504	27,365

Ending	$34,006	$13,448

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$9,521	$12,606

Cash payments for income taxes	$2,150	$3,265

Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) gain on securities available for sale	$(230)	$44
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
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2007, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

NOTE 3 — STOCK-BASED COMPENSATION PLANS
During the first six months of 2008, the Corporation granted 92,375 stock options to officers, directors, and employees under the 1999 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date. Stock-based compensation expense recognized in other operating expense during the first six months of 2008 was approximately $64 thousand and $42 thousand for the same period in 2007. The fair value of options is estimated on the date of grant using a Black-Scholes option-pricing model with the assumptions noted below.
A summary of stock option activity under the Plan for the six months ended June 30, 2008 is presented as follows:

Six Months Ended
June 30, 2008
Expected life of options granted	3.09
Risk-free interest rate	3.10%
Expected volatility of stock	35%
Annual expected dividend yield	1%

Fair Value of Granted Options	$164,462
Non-Vested Options	167,275
167,275

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	713,624	$6.07	1.99	$979,866
Granted	92,375	$6.33	3.09	$—
Exercised	85,398	$2.59	0.48	$—
Lapsed or Canceled	5,700	$8.59	2.23	$—

Outstanding at June 30, 2008	714,901	$6.50	1.83	$771,465

Exercisable at June 30, 2008	547,626	$6.11	1.59	$765,372

NOTE 4 — SECURITIES
Amortized costs and fair values of securities available for sale as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Treasury Securities	$997	$17	$—	$1,014
U.S. Government Agencies	51,936	363	(182)	52,117
Mortgage Backed Securities	1,648	10	(29)	1,629
Municipals — taxable	905	—	(9)	896
CRA Mutual Fund	1,500	—	(52)	1,448
Restricted Securities
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	5,300	—	—	5,300

Total Securities	$63,180	$390	$(272)	$63,298

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Treasury Securities	$995	$18	$—	$1,013
U.S. Governmental Agencies	61,365	417	(62)	61,720
Mortgage Backed Securities	793	6	—	799
Municipals — tax exempt	2,890	6	(5)	2,891
Municipals — taxable	1,110	—	(11)	1,099
CRA Mutual Fund	1,500	—	(21)	1,479
Restricted Securities
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	3,663	—	—	3,663

Total Securities	$73,210	$447	$(99)	$73,558

NOTE 4 — SECURITIES (continued)
The amortized cost and fair value of securities available for sale as of June 30, 2008 and December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	June 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and Agencies
Due in one year or less	$17,997	$18,104	$38,867	$38,879
Due after one through five years	5,000	5,008	1,995	2,011
Due after five through ten years	29,936	30,019	21,498	21,844
Municipals
Due after one through five years	905	896	1,110	1,099
Due after five through ten years	—	—	2,890	2,891
Mortgage Backed Securities
Due after one through five years	677	687	793	799
Due after ten years	971	942	—	—
CRA Mutual Fund	1,500	1,448	1,500	1,479
Restricted Securities:
Federal Reserve Bank stock	894	894	894	894
FHLB stock	5,300	5,300	3,663	3,663

Total	$63,180	$63,298	$73,210	$73,558

NOTE 4 — SECURITIES (continued)
Investment securities available for sale that have an unrealized loss position at June 30, 2008 and December 31, 2007 are as follows:
June 30, 2008

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

U.S. Treasury Security	$—	$—	$—	$—	$—	$—
Mortgage Backed Security	942	(29)	—	—	942	(29)
U.S. Government Agencies	14,755	(182)	—	—	14,755	(182)
Municipals-Taxable	896	(9)	—	—	896	(9)
Municipals-Tax Exempt	—	—	—	—	—	—
CRA Mutual Fund	—	—	1,448	(52)	1,448	(52)

Total	$16,593	$(220)	$1,448	$(52)	$18,041	$(272)

December 31, 2007

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:
					$
U.S. Treasury Security	$—	$—	$—	$—	—	$—
Mortgage Backed Security	—	—	—	—	—	—
U.S. Government Agencies	—	—	19,812	(62)	19,812	(62)
Municipals-Taxable	—	—	1,100	(11)	1,100	(11)
Municipals-Tax Exempt	457	(2)	915	(3)	1,372	(5)
CRA Mutual Fund	—	—	1,479	(21)	1,479	(21)

Total	$457	$(2)	$23,306	$(97)	$23,763	$(99)

Management does not believe that any individual unrealized loss as of June 30, 2008 and December 31, 2007 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

NOTE 5 — LOANS
The following table presents the composition of the loan portfolio at June 30, 2008 and December 31, 2007.

	June 30,	Percent of	December 31,	Percent of
	2008	Total	2007	Total
	(In Thousands)
Commercial	$76,382	15.35%	$64,860	13.58%
Commercial real estate	220,186	44.26	199,894	41.85
Real estate construction	43,939	8.83	55,074	11.53
Residential real estate	154,894	31.14	156,731	32.82
Consumer	2,091	0.42	1,039	0.22

	$497,492	100.00%	$477,598	100.00%

Less allowance for loan losses	9,310		7,462

	$488,182		$470,136

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

NOTE 6 — SEGMENT REPORTING (continued)
The following table presents segment information for the three months ended June 30, 2008 and 2007:

2008	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Elimination	Totals
Revenues:
Interest income	$9,246	$526	$9	$(270)	$9,511
Gain on sale of loans	—	6,239	—	—	6,239
Other revenues	364	1,713	270	(564)	1,783

Total revenues	9,610	8,478	279	(834)	17,533

Expenses:
Interest expense	4,068	262	202	(270)	4,262
Salaries and employee benefits	1,975	3,533	—	—	5,508
Other	2,531	3,647	492	(564)	6,106

Total operating expenses	8,574	7,442	694	(834)	15,876

Income before income taxes	$1,036	$1,036	$(415)	—	$1,657

Total assets	$613,954	$45,711	$43,268	$(53,979)	$648,954

2007	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Elimination	Totals
Revenues:
Interest income	$11,617	$1,070	$204	$(1,374)	$11,517
Gain on sale of loans	—	4,794	—	(3)	4,791
Other revenues	316	3,324	268	(482)	3,426

Total revenues	11,933	9,188	472	(1,859)	19,734

Expenses:
Interest expense	6,175	1,449	339	(1,376)	6,587
Salaries and employee benefits	1,819	3,481	—	—	5,300
Other	1,704	3,929	408	(483)	5,558

Total operating expenses	9,698	8,859	747	(1,859)	17,445

Income before income taxes	$2,235	$329	$(275)	—	$2,289

Total assets	$633,401	$79,739	$62,658	$(87,991)	$687,807

The following table presents segment information for the six months ended June 30, 2008 and 2007:

2008	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Elimination	Totals
Revenues:
Interest income	$19,083	$1,040	$46	$(639)	$19,530
Gain on sale of loans	—	13,097	—	(4)	13,093
Other revenues	916	3,042	536	(1,123)	3,371

Total revenues	19,999	17,179	582	(1,766)	35,994

Expenses:
Interest expense	9,097	613	429	(640)	9,499
Salaries and employee benefits	3,938	7,500	—	—	11,438
Other	4,290	6,725	876	(1,126)	10,765

Total operating expenses	17,325	14,838	1,305	(1,766)	31,702

Income (loss) before income taxes	$2,674	$2,341	$(723)	—	$4,292

Total assets	$613,954	$45,711	$43,268	$(53,979)	$648,954

2007	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Elimination	Totals
Revenues:
Interest income	$22,650	$2,206	$403	$(2,569)	$22,690
Gain on sale of loans	—	10,567	—	(3)	10,564
Other revenues	742	5,409	531	(1,165)	5,517

Total revenues	23,392	18,182	934	(3,737)	38,771

Expenses:
Interest expense	11,871	2,722	683	(2,572)	12,704
Salaries and employee benefits	3,487	7,032	—	—	10,519
Other	3,051	8,637	777	(1,165)	11,300

Total operating expenses	18,409	18,391	1,460	(3,737)	34,523.00

Income (loss) before income taxes	$4,983	$(209)	$(526)	—	$4,248

Total assets	$633,401	$79,739	$62,658	$(87,991)	$687,807

NOTE 7 — EARNINGS PER SHARE (EPS)
The following tables show the calculation of both Basic and Diluted earnings per share (“EPS”) for the three and six months ended June 30, 2008 and 2007, respectively. The numerator of both the Basic and Diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net Income	$1,062	$1,507

Weighted average shares outstanding	10,170,174	12,002,861

Basic earnings per share	$0.10	$0.13

DILUTED EARNINGS PER SHARE:
Net Income	$1,062	$1,507

Weighted average shares outstanding	10,170,174	12,002,861
Stock options and warrants	144,953	285,386

Weighted average diluted shares outstanding	10,315,127	12,288,247

Diluted earnings per share	$0.10	$0.12

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net Income	$2,753	$2,833

Weighted average shares outstanding	10,395,002	11,978,862

Basic earnings per share	$0.26	$0.24

DILUTED EARNINGS PER SHARE:
Net Income	$2,753	$2,833

Weighted average shares outstanding	10,395,002	11,978,862
Stock options and warrants	160,461	292,927

Weighted average diluted shares outstanding	10,555,463	12,271,789

Diluted earnings per share	$0.26	$0.23

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
At June 30, 2008 and December 31, 2007, the Mortgage Corporation had derivative financial instruments with a notional value of $59.7 million and $33.7 million respectively. The fair value of these derivative instruments at June 30, 2008 and December 31, 2007 was $59.8 million and $33.5 million respectively.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
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
In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS No. 157. The new staff position defers the effective date of SFAS No. 157 to January 1, 2009 for items within the scope of the staff position. The Corporation is currently evaluating the impact of FASB Staff Position No. 157-2 on the consolidated financial statements.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement became effective for the Corporation on January 1, 2008. The Corporation has elected the fair value option for new residential mortgage loans originated and held for sale. See Note 10 of the accompanying notes to the consolidated financial statements for additional information.
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

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS (continued)
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Corporation on January 1, 2009. The Corporation is currently evaluating the impact of adopting SFAS 161 on the consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, to clarify the sources of accounting principles used in the preparation of financial statements in the United States. This new guidance is expected to become effective in 2008 and is not expected to have a material effect on Corporation’s consolidated financial statements upon implementation.
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
Derivative financial instruments: Derivative instruments are used to hedge residential mortgage loans held for sale and the related interest-rate lock commitments and include forward commitments to sell mortgage loans and mortgage backed securities. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for rate lock commitments (Level 3).

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
     Assets and liabilities measured at fair value under SFAS No. 157 on a recurring and non-recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

(In Thousands)	Fair Value Measurement
	at June, 30, 2008 Using
		Quoted Prices
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Carrying	Identical	Inputs (Level 2)	Inputs (Level 3)
Description	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Financial Assets-Recurring

Available for sale investment securities (1)	$57,104	$57,104	$—	$—
Residential loans held for sale	43,313	—	43,313	—
Derivative assets	162	—	—	162
Financial Liabilities-Recurring
Derivative liabilities	123	—	—	123

Financial Assets-Non-Recurring

Impaired loans (2)	5,612	—	—	5,612
Other real estate owned (3)	187	—	187	—

(1)	Excludes restricted stock

(2)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Represents appraised value and realtor comparables less estimated selling expenses.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month period ended June 30, 2008

Net Derivatives
Balance March 31, 2008	$219
Realized and unrealized losses included in earnings	(180)
Unrealized gains (losses) included in other comprehensive income	—
Purchases, settlements, paydowns, and maturities	—
Transfer into Level 3	—

Balance June 30, 2008	$39

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the six month period ended June 30, 2008.

Net Derivatives
Balance January 1, 2008	$(140)
Realized and unrealized gains included in earnings	179
Unrealized gains (losses) included in other comprehensive income	—
Purchases, settlements, paydowns, and maturities	—
Transfer into Level 3	—

Balance June 30, 2008	$39

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
The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at June 30, 2008, measured at fair value under SFAS 159 and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

	Aggregate		Contractual
(In Thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$43,313	$879	$42,434
The Corporation elected to account for residential loans held for sale to eliminate the mismatch in recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. The change to fair value accounting for loans held for sale resulted in a pre-tax increase in income of $612 thousand after considering loan origination fees and costs that were previously deferred in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2007 included in the Corporation’s Annual Report on Form 10-K. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.
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
CRITICAL ACCOUNTING POLICIES
General
The Corporation’s financial statements are prepared in accordance with GAAP. The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. Actual losses could differ significantly from the historical factors that we monitor. Additionally, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.
Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in the Bank’s loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimatable, and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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
Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit and, at June 30, 2008, these commitments amounted to $20.8 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At June 30, 2008, the Bank had approximately $105.7 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short-term borrowings. As the Corporation continues the planned expansion of the loan portfolio held for investment, the volume of commitments and unfunded lines of credit are expected to increase accordingly.
The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At June 30, 2008 and December 31, 2007 the balance in this account totaled $277 thousand. The Mortgage Corporation maintains a similar reserve for standard representations and warranties issued in connection with loans sold that totaled $640 thousand at June 30, 2008 and $119.0 at December 31, 2007.
FINANCIAL CONDITION (June 30, 2008 compared to December 31, 2007)
At June 30, 2008, the Corporation’s assets totaled $649.0 million compared to $622.4 million at December 31, 2007, an increase of $26.5 million. Loans held for investment totaled $497.5 million up from $477.6 million at year end 2007, an increase of $19.9 million. Loans held for sale totaled $43.3 million, up from $39.1 million at December 31, 2007. Non-interest-bearing deposits increased $17.8 million which partially offset a $41.8 million decrease in interest-bearing deposits. The decrease in interest-bearing deposits was largely in rate sensitive and wholesale deposits that were replaced with increases in short and longer term borrowings at lower interest rates.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, mortgage backed securities, obligations of states and political subdivisions, CRA mutual fund and Federal Reserve Bank and FHLB stock. At June 30, 2008 the securities portfolio totaled $63.3 million, down from $73.6 million on December 31, 2007, as a result of maturities and called securities that were not reinvested. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.
Loans
The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans. These lending activities provide access to credit to small businesses, professionals and consumers in the greater Washington, D.C. metropolitan area. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Office of the Comptroller of Currency. At June 30, 2008, loans held for investment totaled $497.5 million, up $19.9 million from $477.6 million at December 31, 2007. The increase in loans is due to increases in commercial loans and commercial real estate loans. See Note 5 of the accompanying notes to consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loans held for investment portfolio at June 30, 2008.
Commercial Loans: Commercial Loans represent 15.4% of the loans held for investment portfolio as of June 30, 2008. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Commercial Real Estate Loans: Also known as commercial mortgages, loans in this category represent 44.3% of the loans held for investment portfolio as of June 30, 2008. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 8.8% of the loans held for investment portfolio as of June 30, 2008. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represents 31.1% of the portfolio as of June 30, 2008. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 16.5%; First Trust Mortgage Loans 70.9%; Loans Secured by a Junior Trust 6.9%; Multi-family loans and loans secured by Farmland 5.7%.
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
Loans Held for Sale (“LHFS”)
LHFS are originated by the Mortgage Corporation. Effective January 1, 2008 LHFS are carried on the books at fair value. These loans are residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. The LHFS loans are closed by the Mortgage Corporation and carried on its books until the loan is delivered to and purchased by an investor. In the six months ended June 30, 2008 we originated $455.0 million of loans processed in this manner. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase, by the Mortgage Corporation, of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud. There is also a risk that loans originated may not be purchased by our investors. The Mortgage Corporation attempts to manage these risks by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors and programs offered. At June 30, 2008, LHFS totaled $43.3 million (at fair value) compared to $39.1 million at December 31, 2007.

Brokered Loans
Brokered loans are underwritten and closed by a third party lender. The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. For the first six months of 2008, $51.6 million in residential mortgage loans were originated under this type of delivery method, as compared to $108.4 million for the same period of 2007. Brokered loans accounted for 11.4% of the total loan volume for the first six months of 2008 compared to 16.6% for the same period of 2007. We typically broker loans that do not conform to the products offered by the Mortgage Corporation and for this reason brokered loan are subject to wide fluctuations.
Allowance for Loan Losses
The allowance for loan losses totaled $9.3 million at June 30, 2008 compared to $7.5 million at year end 2007. The allowance for loan losses is equivalent to approximately 1.9% of total consolidated loans held for investment at June 30, 2008. The allowance for loan losses exclusive of specific reserves is approximately 1.2% of loans held for investment. The methodology to derive the allowance for loan losses is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans, risk ratings and systemic risk factors.
Adequacy of the reserve is assessed, and appropriate expense and charge offs are taken, no less frequently than at the close of each fiscal quarter end. The methodology by which we systematically determine the amount of the reserve is set forth by the Board of Directors in our Credit Policy. Under this Policy, the Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits (the “Specific Reserve”), individual loan risk ratings, lending staff changes, loan review and Board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time (the “General Reserve”) and, finally, an “Unallocated Reserve” to cover any unforeseen factors not considered above in the appropriate magnitude. Each of the reserve components, General, Specific and Unallocated, is discussed in further detail below. With respect to the General Reserve, all loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this Bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Although looking only at peer data and the Bank’s historically low charge-offs would suggest a lower loan loss allowance, management’s experience with similar portfolios in the same market combined with the fact that the portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this Bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic conditions, generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of June 30, 2008, our evaluation of these factors supported approximately 96.0% of the total loss reserve. As our portfolio ages and we gain more direct experience, the direct experience will weigh more heavily in our evaluation.
When deterioration develops in an individual credit, the loan is placed on a “watch list” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan analysis comprises the Specific Reserve and accounted for 31.9% of the total loss reserve at June 30, 2008.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Reserves. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of June 30, 2008, the threshold range for this component was 0.00% to 0.15% of the total loan portfolio and accounted for approximately 4 % of the total loss reserve. At June 30, 2008, the unallocated reserve amounted to $373 thousand and equaled 0.07% of total loans. Outside of the Corporation’s analysis, our reserve adequacy and methodology are reviewed on a regular basis by our internal audit program and bank regulators and such reviews have not resulted in any material adjustment to the reserve. The schedule below apportions the allowance for loan losses by loan types.

An analysis of the Bank’s allowance for loan losses as of and for the periods indicated is set forth in the following tables:
Allowance for Loan Losses

	Six months ended
	June 30,
(In Thousands)	2008	2007
Balance at beginning of period	$7,462	$5,452

Charge offs	(87)	—
Recoveries	128	3
Provision	1,807	756

Balance at June 30, 2008 and 2007	$9,310	$6,211

Allocation of the Allowance for Loan Losses

	June 30, 2008				December 31, 2007
			Allowance for				Allowance for
	Amount	Percentage	Loan Loss	Percentage	Amount	Percentage	Loan Loss	Percentage
	(Dollars In Thousands)
Commercial	$76,382	15.35%	$1,875	20.14%	$64,860	13.58%	$1,341	17.97%
Commercial real estate	220,186	44.26	4,822	51.79	199,894	41.85	3,487	46.73
Real estate construction	43,939	8.83	605	6.50	55,074	11.53	929	12.45
Residential real estate	154,894	31.14	1,563	16.79	156,731	32.82	1,695	22.72
Consumer	2,091	0.42	445	4.78	1,039	0.22	10	0.13

	$497,492	100.00%	$9,310	100.00%	$477,598	100.00%	$7,462	100.00%

Non-performing Assets and Impaired Loans
At June 30, 2008, the Bank had five loans identified as impaired in the amounts of $6.2 million, $159 thousand, $494 thousand, $267 thousand and $576 thousand in non-accrual status. A valuation allowance, based on the fair value of collateral and discounted cash flows, in the amount of $2.1 million is included in the allowance for loan losses. The $6.2 million is a commercial real estate loan that is in process of being foreclosed. The $159 thousand represents a commercial loan and the borrower is making payments in accordance with a work out plan. The $494 thousand and the $567 thousand represent loans secured by residential properties that have been foreclosed on in July and we are in the process of liquidating these properties. Non-performing assets at the Mortgage Corporation consisted of one foreclosed residential property in the amount of $187 thousand. Subsequent to June 30, 2008 the $267 thousand loan and the $187 thousand loan were liquidated without any losses beyond previously established reserves.
Deposits
Deposits are one of the primary sources of funding loan growth. At June 30, 2008, deposits totaled $449.4 million compared to $473.4 million on December 31, 2007, a decrease of $24.0 million. Interest-bearing deposits decreased $41.8 million, which was partially offset by a $17.8 million increase in non-interest bearing deposits from December 31, 2007 levels. The increase in non-interest-bearing deposits is due to new commercial accounts and increased balances of existing accounts. The decrease in interest-bearing deposits is primarily due to a decrease in wholesale interest-bearing and other interest sensitive accounts. The Bank’s core deposit base is comprised primarily of commercial accounts and, due to the inherent nature of these accounts, balances can be subject to wide fluctuations.
Shareholders’ Equity
Shareholders’ equity was $54.8 million at June 30, 2008 compared to approximately $58.0 at December 31, 2007. Shareholders’ equity decreased by $3.2 million during the six month period ended June 30, 2008. The decrease is due to the repurchase of 808,411 shares under our share repurchase program at a weighted average price of $7.23 per share that was partially offset by retained earnings of $2.8 million. On May 23, 2008 the Corporation paid a $0.01 cash dividend to shareholders of record May 7, 2008.

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
The following table outlines the regulatory components of capital and risk based capital ratios.
Risk Based Capital Analysis

	June 31,	December 31,
	2008	2007
	(In Thousands)
Tier 1 Capital:

Common stock	$8,448	$9,052
Capital surplus	16,879	21,833
Retained earnings	29,369	26,846
Less: Net unrealized loss on equity securities	(34)	(14)
Subordinated debentures	6,000	6,000

Total Tier 1 capital	60,662	63,717

Subordinated debentures not included in Tier I	—	—
Allowance for loan losses	6,669	6,436

Total risk based capital	$67,331	$70,153

Risk weighted assets	$530,585	$513,598

Quarterly average assets	$606,881	$632,752

			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	11.43%	12.41%	4.00%
Total risk based capital ratio	12.69%	13.66%	8.00%
Leverage ratio	10.00%	10.07%	4.00%
RESULTS OF OPERATIONS (June 30, 2008)
Summary
Net income for the three months ended June 30, 2008 totaled $1.1 million, compared to $1.5 million, for the same period in 2007. Diluted earnings per share were $0.10 for the three month period ended June 30, 2008 compared to $0.12 for the same period in 2007. Income during the second quarter was impacted by an increase in the provision for loan losses of $934 thousand compared to the same period in 2007. The increase is partially attributable to non-performing assets and uncertainties associated with the real estate market. Year to date net income totaled $2.8 million for both of the six month periods ended June 30, 2008 and June 30, 2007. Diluted earnings per share were $.26 for the six month period ended June 30, 2008 compared to $.23 for the same period in 2007. Average diluted shares outstanding in 2008 totaled 10,555,463 compared to 12,271,789 in 2007.

Net Interest Income
Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income increased $319 thousand for the three months ended June 30, 2008 over the same period in 2007. Net interest margin increased 52 basis points during the quarter from 3.02% in 2007 to 3.54% in 2008. The increase in net interest margin is primarily due to a decrease in interest expense during the period. Year to date net interest income totaled $10.0 million for the six months ended June 30, 2008, unchanged from the same period in 2007. Net interest income remained unchanged due to significant pay offs received on loans held for investment during the first quarter of 2008. Average earning assets for the six month period ending June 30, 2007 totaled $642.4 million compared to $598.4 million for the same period in 2008, a decrease of $44.0 million in earning assets.
Total interest expense for the three months ended June 30, 2008 decreased approximately $2.3 million from $6.6 million in 2007 to $4.3 million. Total interest-bearing deposits averaged approximately $366.6 million for the three month period ended June 30, 2008 compared to $373.1 million for the same three month period in 2007. Borrowed funds for the quarter ended June 30, 2008 averaged $119.3 million compared to $165.1 million for the corresponding period in 2007. The average cost of interest-bearing liabilities during the three months ended June 30, 2008 was 3.51%, down from 4.90% during the three months ended June 30, 2007. Interest expense for the six month period ending June 30, 2008 totaled $9.5 million, down from $12.7 million in 2007. The decrease in interest expense is partially due to lower interest rates and replacing rate sensitive time deposits with lower cost borrowings.
The following table presents volume and rate analysis for six months ended June 30, 2008 and 2007:
Volume and Rate Analysis

	Six Months Ended June 30,
	2008 compared to 2007
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$(574)	$(811)	$237
Loans	(2,590)	(880)	(1,710)
Interest-bearing deposits	(7)	231	(238)

Total Decrease in Interest Income	(3,171)	(1,460)	(1,711)

Interest Bearing Liabilities:
Interest-bearing demand deposits	(58)	(15)	(43)
Money market deposit accounts	(557)	340	(897)
Savings accounts	(81)	(60)	(21)
Time deposits	(181)	183	(364)

Total interest-bearing deposits	(877)	448	(1,325)
FHLB Advances	(2,005)	(1,474)	(531)
Securities sold under agreements to repurchase	(63)	65	(128)
Other short-term borrowings	(209)	8	(217)
Long-term borrowings	199	327	(128)
Subordinated debentures	(250)	(153)	(97)

Total Decrease in Interest Expense	(3,205)	(779)	(2,426)

Increase (Decrease) in Net Interest Income	$34	$(681)	$715

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Month Period Ended June 30,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest earning assets:
Securities(1)	$61,541	$792	5.15%	$93,772	$1,059	4.52%
Loans(2)	511,544	8,626	6.75%	548,055	10,297	7.52%
Interest bearing deposits & federal funds sold	20,025	96	1.92%	13,451	173	5.14%

Total interest earning assets	593,110	9,514	6.42%	655,278	11,529	7.04%
Non-interest earning assets:
Cash and due from banks	6,286			6,792
Premises, land and equipment	9,539			9,826
Other assets	6,007			5,470
Less: allowance for loan losses	(8,601)			(5,988)

Total non-interest earning assets	13,771			16,100

Total Assets	$606,881			$671,378

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$8,396	$20	0.95%	$10,433	$58	2.22%
Money market deposit accounts	120,019	667	2.22%	96,366	1,053	4.37%
Savings accounts	2,632	11	1.67%	5,946	73	4.91%
Time deposits	235,578	2,603	4.42%	260,399	3,254	5.00%

Total interest-bearing deposits	366,625	3,301	3.60%	373,144	4,438	4.76%
FHLB Advances	9,742	65	2.67%	79,055	1,063	5.38%
Securities sold under agreements to repurchase	14,103	60	1.70%	12,871	143	4.44%
Other short-term borrowings	24,227	108	1.78%	20,027	211	4.21%
Long-term borrowings	65,030	639	3.93%	42,809	509	4.76%
Subordinated Debentures	6,186	89	5.75%	10,311	223	8.65%

Total interest-bearing liabilities	485,913	4,262	3.51%	538,217	6,587	4.90%

Non-interest bearing liabilities:
Demand deposits	63,244			65,002
Other liabilities	1,558			2,197

Total liabilities	550,715			605,416
Shareholders’ Equity	56,166			65,962

Total Liabilities and Shareholders’ Equity:	$606,881			$671,378

Interest Spread(3)			2.91%			2.14%

Net Interest Margin(4)		$5,252	3.54%		$4,942	3.02%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Six Month Period Ended June 30,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$65,983	$1,652	5.01%	$99,256	$2,226	4.49%
Loans(2)	505,047	17,529	6.94%	528,903	20,119	7.61%
Interest-bearing balances	27,346	361	2.64%	14,236	368	5.17%

Total interest earning assets	598,376	19,542	6.53%	642,395	22,713	7.07%
Non-interest earning assets:
Cash and due from banks	6,568			6,729
Premises, land and equipment	9,603			9,775
Other assets	5,836			6,561
Less: allowance for loan losses	(7,746)			(5,783)

Total non-interest earning assets	14,261			17,282

Total Assets	$612,637			$659,677

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,621	$53	1.23%	$10,111	$111	2.20%
Money market deposit accounts	119,430	1,577	2.64%	101,103	2,134	4.22%
Savings accounts	2,693	53	3.94%	5,552	135	4.86%
Time deposits	254,034	5,884	4.63%	246,437	6,066	4.92%

Total interest-bearing deposits	384,778	7,567	3.93%	363,203	8,446	4.65%
FHLB Advances	10,246	190	3.71%	81,138	2,195	5.41%
Securities sold under agreements to repurchase	13,591	141	2.07%	9,616	204	4.24%
Other short-term borrowings	20,292	208	2.05%	19,895	417	4.19%
FHLB long-term borrowings	57,431	1,189	4.14%	42,126	990	4.70%
Subordinated Debentures	6,186	202	6.53%	10,311	452	8.77%

Total interest-bearing liabilities	492,524	9,497	3.86%	526,289	12,704	4.83%

Non-interest-bearing liabilities:
Demand deposits	60,936			64,418
Other liabilities	1,626			3,942

Total liabilities	555,086			594,649
Shareholders’ Equity	57,551			65,028

Total Liabilities and Shareholders’ Equity:	$612,637			$659,677

Interest Spread(3)			2.68%			2.24%

Net Interest Margin(4)		$10,045	3.36%		$10,009	3.12%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non-interest Income
Non-interest income consists of revenue generated from financial services and activities other than lending and investing. The Mortgage Corporation provides the most significant contributions to non-interest income. Total non-interest income was $8.0 million for the three month period ended June 30, 2008 compared to $8.1 million for the same period in 2007, a decrease of $100 thousand. Gains on the sale of loans originated by the Mortgage Corporation totaled $6.2 million for the three month period ending June 30, 2008, compared to $5.2 million for the same periods of 2007. Mortgage broker fee income and other income totaled $1.7 million for the three months ended June 30, 2008, down from $2.8 million for the same period in 2007, a decrease of $1.2 million. The decrease is due to a $495 thousand decrease in broker fees and a $683 thousand decrease in other income. Non-interest income totaled $16.5 million for the six month period ended June 30, 2008 compared to $16.1 million in 2007.
Non-interest Expense
Non-interest expense totaled $10.2 million for the second quarter of 2008, compared to $10.3 million for the same period in 2007. Salaries and benefits totaled $5.5 million for the three month period ended June 30, 2008, compared to $5.3 million for the same period last year primarily due to growth at the Bank. Other operating expenses totaled approximately $4.1 million for the quarter, down from $4.4 million for the same period in 2007. The decrease in other operating expenses is primarily attributable to a general decline on overall operating expenses. Non-interest expense totaled $20.4 million for the six month period ended June 30, 2008 compared to $21.1 million in 2007. The decrease was due to a decrease in other operating expenses that was partially offset by $919 thousand increase in salaries and benefits. The increase in salaries and benefits is primarily due to increase staff at the Bank and merit increases for employees.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as interest-bearing deposits with other banks provide an additional source of liquidity funding. At June 30, 2008, overnight interest-bearing balances totaled $12.8 million and securities available for sale less restricted stock totaled $57.1 million.
The liability portion of the balance sheet provides liquidity through various interest-bearing and non-interest-bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2008, the Bank had a line of credit with the FHLB totaling $187.9 million and had outstanding in short term loans of $32.0 million, and an additional $60.9 million in term loans at fixed rates ranging from 2.55% to 5.21% leaving $95.0 million available on the line. In addition to the line of credit at the FHLB, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of June 30, 2008, outstanding repurchase agreements totaled approximately $12.7 million and commercial paper issued and short-term borrowings amounted to $28.0 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at June 30, 2008, these lines amounted to $22.6 million. The Corporation also has $6.2 million in subordinated debentures, to support the growth of the organization.

Borrowed Funds Distribution

	June 30,	December 31,
	2008	2007
	(Dollars In Thousands)
At Period End
FHLB advances	$32,000	$15,500
FHLB long term borrowings	60,905	39,524
Securities sold under agreements to repurchase	12,713	14,814
Other short term borrowings	28,041	11,362
Subordinated debentures	6,186	6,186
Fed funds purchased	—	—

Total at period end	$139,845	$87,386

Average Balances
FHLB advances	$10,246	$60,224
FHLB long term borrowings	57,431	41,932
Securities sold under agreements to repurchase	13,591	11,695
Other short term borrowings	20,292	16,629
Subordinated debentures	6,186	9,237

Total average balance	$107,746	$139,717

Average rate paid on all borrowed funds	3.58%	5.14%

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
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of June 30, 2008. The table below reflects the outcome of these analyses at June 30, 2008, assuming budgeted growth in the balance sheet. According to the model run for the period ended June 30, 2008, and projecting forward over a twelve month period, an immediate 100 basis points increase in interest rates would result in an increase in net interest income of 4.26%. An immediate 100 basis points decline in interest rates would result in a decrease in net interest income of 3.94%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile as of June 30, 2008.
Rate Shock Analysis
June 30, 2008

		Hypothetical
	Hypothetical	Percentage Change in
Change in Federal	Percentage Change in	Economic Value of
Funds Target Rate	Earnings	Equity
3.00%	13.29%	-15.45%
2.00%	8.68%	-10.15%
1.00%	4.26%	-5.11%
-1.00%	-3.94%	5.50%
-2.00%	-7.37%	12.16%
-3.00%	-7.99%	15.78%
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that material information relating to the Corporation and its consolidated subsidiaries is accumulated and communicated to management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on this evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation to disclose material information otherwise required to be set forth in the Corporation’s periodic and current reports.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 24, 2008 the Corporation’s Board of Directors approved an increase in its share repurchase program to 2,500,000 shares. Shares may be purchased on the open market or through privately negotiated transactions. No termination date was set for the program. As of June 30, 2008, a total of 2,054,035 shares have been repurchased.
The following table provides information with respect to purchases the Corporation made of its common shares during the second quarters of the 2008 fiscal year:

		Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Numbe
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
April 1- April 30, 2008 (1)	167,400	7.12	167,400	499,589
May 1- May 31, 2008	53,200	7.00	53,200	446,389
June 1- June 30, 2008	424	6.56	424	445,965

	221,024	$7.09	221,024	445,965

(1)	Shares authorized under the share repurchase plan increased to $2,500,000 shares on April 24, 2008
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
The 2008 Annual Meeting of Shareholders of the Corporation was held on May 20, 2008.

Item 4. Submission of Matters to a Vote of Security Holders (continued)
At the 2008 Annual Meeting, the following persons were elected to serve as Class III Directors of the Corporation, to serve until the 2011 Annual Meeting, having received the following votes:

Name	For	Withheld
Jacques Rebibo	8,895,567	52,440
J. Randolph Babbitt	8,559,511	388,495
John W. Edgemond	8,862,677	85,329
The following Class I and II Directors, whose terms expire in 2009 and 2010, respectively, continued in office: Class I- Michael W. Clarke and James L. Jadlos, Class II — Thomas M. Kody and Robert C. Shoemaker. No other matters were voted on during the meeting.
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

Access National Corporation (Registrant)
Date: August 8, 2008	By:	/s/ Michael W. Clarke
Michael W. Clarke
President & Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)