Form 10-Q
period 2008-09-30
ACCESS NATIONAL CORP
filed 2008-11-10
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of November 4, 2008 was 10,218,373 shares.

ACCESS NATIONAL CORPORATION
FORM 10-Q
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets, September 30, 2008 and December 31, 2007 (audited)	Page 2
	Consolidated Statements of Income, three months ended September 30, 2008 and 2007	Page 3
	Consolidated Statements of Income, nine months ended September 30, 2008 and 2007	Page 4
	Consolidated Statements of Changes in Shareholders’ Equity, nine months ended September 30, 2008 and 2007	Page 5
	Consolidated Statements of Cash Flows, nine months ended September 30, 2008 and 2007	Page 6
	Notes to Consolidated Financial Statements	Page 7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 32
Item 4.	Controls and Procedures	Page 33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 34
Item 1A.	Risk Factors	Page 34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 34
Item 3.	Defaults Upon Senior Securities	Page 36
Item 4.	Submission of Matters to a Vote of Security Holders	Page 36
Item 5.	Other Information	Page 36
Item 6.	Exhibits	Page 36
	Signatures	Page 37

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and due from banks	$8,352	$6,238
Interest-bearing deposits in other banks and federal funds sold	24,333	13,266
Securities available for sale, at fair value	59,614	73,558
Loans held for sale- Carried at fair value in 2008	46,644	39,144
Loans	498,190	477,598
Allowance for loan losses	(7,665)	(7,462)

Net loans	490,525	470,136
Premises and equipment	9,323	9,712
Other assets	17,670	10,322

Total assets	$656,461	$622,376

LIABILITIES AND SHAREHOLDERS’ EQUITY

Non-interest-bearing deposits	$84,552	$59,415
Savings and interest-bearing deposits	116,085	142,820
Time deposits	287,575	271,183

Total deposits	488,212	473,418
Short-term borrowings	42,832	41,676
Long-term borrowings	52,673	39,524
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	10,688	3,611

Total liabilities	600,591	564,415

SHAREHOLDERS’ EQUITY

Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,212,169 shares at September 30, 2008 and 10,840,730 shares at December 31, 2007	8,527	9,052
Surplus	17,278	21,833
Retained earnings	30,037	26,846
Accumulated other comprehensive income, net	28	230

Total shareholders’ equity	55,870	57,961

Total liabilities and shareholders’ equity	$656,461	$622,376

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Interest and Dividend Income
Interest and fees on loans	$8,849	$10,449
Interest on federal funds sold and deposits in other banks	82	159
Interest and dividends on securities	796	1,091

Total interest and dividend income	9,727	11,699

Interest Expense
Interest on deposits	3,243	5,019
Interest on short-term borrowings	280	866
Interest on long-term borrowings	558	520
Interest on subordinated debentures	91	228

Total interest expense	4,172	6,633

Net interest income	5,555	5,066
Provision for loan losses	1,855	942

Net interest income after provision for loan losses	3,700	4,124

Noninterest Income
Service fees on deposit accounts	106	93
Gain on sale of loans	4,828	4,719
Mortgage broker fee income	305	836
Other income	401	469

Total noninterest income	5,640	6,117

Noninterest Expense
Salaries and employee benefits	4,490	5,053
Occupancy and equipment	677	615
Other operating expenses	2,980	4,352

Total noninterest expense	8,147	10,020

Income before income taxes	1,193	221

Income tax expense (benefit)	424	(23)

NET INCOME	$769	$244

Earnings per common share:
Basic	$0.08	$0.02

Diluted	$0.07	$0.02

Average outstanding shares:
Basic	10,179,177	11,533,795
Diluted	10,278,763	11,769,998
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Interest and Dividend Income
Interest and fees on loans	$26,378	$30,568
Interest on deposits in other banks	443	536
Interest and dividends on securities	2,436	3,285

Total interest and dividend income	29,257	34,389

Interest Expense
Interest on deposits	10,812	13,465
Interest on short-term borrowings	819	3,682
Interest on long-term borrowings	1,747	1,510
Interest on subordinated debentures	293	680

Total interest expense	13,671	19,337

Net interest income	15,586	15,052
Provision for loan losses	3,662	1,698

Net interest income after provision for loan losses	11,924	13,354

Noninterest Income
Service fees on deposit accounts	322	278
Gain on sale of loans	17,921	15,283
Mortgage broker fee income	1,391	3,134
Other income	2,470	3,503

Total noninterest income	22,104	22,198

Noninterest Expense
Salaries and employee benefits	15,928	15,572
Occupancy and equipment	1,881	1,844
Other operating expenses	10,734	13,667

Total noninterest expense	28,543	31,083

Income before income taxes	5,485	4,469

Income tax expense	1,963	1,392

NET INCOME	$3,522	$3,077

Earnings per common share:
Basic	$0.34	$0.26

Diluted	$0.34	$0.25

Average outstanding shares:
Basic	10,323,060	11,830,506
Diluted	10,463,230	12,104,525
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2008 and 2007
(In Thousands)
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2007	$9,052	$21,833	$26,846	$230	$57,961

Comprehensive income:
Net income	—	—	3,522		3,522
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $104)	—	—	—	(202)	(202)

Total comprehensive income					3,320
Stock option exercises (119,632 shares)	100	239	—	—	339
Dividend reinvestment plan (60,218 shares)	50	279			329
Repurchased under share repurchase program (808,411 shares)	(675)	(5,169)	—	—	(5,844)
Cash dividend	—	—	(331)	—	(331)
Stock-based compensation					—
expense recognized in earnings	—	96	—	—	96

Balance, September 30, 2008	$8,527	$17,278	$30,037	$28	$55,870

Balance, December 31, 2006	$9,867	$29,316	$23,641	$(529)	$62,295

Comprehensive income:
Net income	—	—	3,077	—	3,077
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $254)	—	—	—	492	492

Total comprehensive income					3,569
Stock option exercises (164,820 shares)	138	137	—	—	275
Dividend reinvestment plan (91,105 shares)	76	729	—	—	805
Repurchased under share repurchase program (1,000,000 shares)	(835)	(7,211)			(8,046)
Cash dividend	—	—	(378)	—	(378)
Stock-based compensation
expense recognized in earnings	—	62	—	—	62

Balance, September 30, 2007	$9,246	$23,033	$26,340	$(37)	$58,582

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$3,522	$3,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,662	1,698
Deferred tax (benefit)	(569)	(21)
Stock Based Compensation	96	62
Unrealized gains on derivatives	(340)	(40)
Net amortization (accretion) on securities	2	(17)
Depreciation and amortization	570	642
Loss on Disposal of assets	5	1
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(7,500)	38,956
Increase in other assets	(7,171)	(3,460)
Increase (decrease) in other liabilities	7,078	(1,305)

Net cash (used in) provided by operating activities	(645)	39,593

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	50,711	33,332
Proceeds from sale of securities	2,927	—
Purchases of securities available for sale	(40,003)	(22,027)
Net increase in loans	(24,052)	(55,399)
Decrease in federal funds sold	2	—
Proceeds from sale of equipment	35	—
Proceeds from sale of other real estate owned	781	—
Purchases of premises and equipment	(164)	(620)

Net cash used in investing activities	(9,763)	(44,714)

Cash Flows from Financing Activities
Net decrease in demand, interest-bearing demand and savings deposits	(1,699)	(2,758)
Net increase in time deposits	16,492	18,395
Net decrease in securities sold under agreement to repurchase	(107)	(1,034)
Net increase (decrease) in short-term borrowings	1,264	(7,418)
Net increase (decrease) in long-term borrowings	13,149	(4,286)
Proceeds from issuance of common stock	667	1,080
Purchase of common stock	(5,844)	(8,046)
Dividends Paid	(331)	(378)

Net cash provided by (used in) financing activities	23,591	(4,445)

Increase (decrease) in cash and cash equivalents	13,183	(9,566)
Cash and Cash Equivalents
Beginning	19,502	27,365

Ending	$32,685	$17,799

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$13,685	$19,333
Cash payments for income taxes	$3,300	$4,015
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$(306)	$746
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
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission. The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2007, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

NOTE 3 — STOCK-BASED COMPENSATION PLANS
During the first nine months of 2008, the Corporation granted 93,375 stock options to officers, directors, and employees under the 1999 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date. Stock—based compensation expense recognized in other operating expense during the first nine months of 2008 was approximately $96 thousand and $62 thousand for the same period in 2007. The fair value of options is estimated on the date of grant using a Black-Scholes option-pricing model with the assumptions noted below.
A summary of stock option activity under the Plan for the nine months ended September 30, 2008 is presented as follows:

Nine Months Ended
September 30, 2008

Expected life of options granted	2.84
Risk-free interest rate	3.10%
Expected volatility of stock	35%
Annual expected dividend yield	1%

Fair Value of Granted Options	$166,120
Non-Vested Options	159,975

			Weighted Avg.	Aggregate
	Number of	Weighted Avg.	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding at beginning of year	713,624	$6.07	1.99	$979,866
Granted	93,375	$6.32	2.84	$—
Exercised	119,632	$2.82	0.49	$—
Lapsed or Canceled	15,550	$8.13	2.15	$—

Outstanding at September 30, 2008	671,817	$6.64	1.61	$493,991

Exercisable at September 30, 2008	511,842	$6.28	1.38	$493,861

NOTE 4 — SECURITIES
Amortized costs and fair values of securities available for sale as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Treasury Securities	$998	$14	$—	$1,012
U.S. Government Agencies	49,933	304	(221)	50,016
Mortgage Backed Securities	1,522	7	(10)	1,519
Municipals — tax exempt	—	—	—	—
Municipals — taxable	905	—	(2)	903
CRA Mutual Fund	1,500	—	(50)	1,450
Restricted Securities
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	3,820	—	—	3,820

Total Securities	$59,572	$325	$(283)	$59,614

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Notes	$995	$18	$—	$1,013
U.S. Governmental Agencies	61,365	417	(62)	61,720
Mortgage Backed Securities	793	6	—	799
Municipals — tax exempt	2,890	6	(5)	2,891
Municipals — taxable	1,110	—	(11)	1,099
CRA Mutual Fund	1,500	—	(21)	1,479
Restricted Securities
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	3,663	—	—	3,663

Total Securities	$73,210	$447	$(99)	$73,558

NOTE 4 — SECURITIES (continued)
The amortized cost and fair value of securities available for sale as of September 30, 2008 and December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	September 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and Agencies
Due in one year or less	$5,998	$6,022	$38,867	$38,879
Due after one through five years	10,000	10,056	1,995	2,011
Due after five through ten years	34,933	34,950	21,498	21,844
Municipals
Due after one through five years	905	903	1,110	1,099
Due after five through ten years	—	—	2,890	2,891
Mortgage Backed Securities
Due in one year or less	385	390	—	—
Due after one through five years	200	202	793	799
Due after ten years	937	927	—	—
CRA Mutual Fund	1,500	1,450	1,500	1,479
Restricted Securities:
Federal Reserve Bank stock	894	894	894	894
FHLB stock	3,820	3,820	3,663	3,663

Total	$59,572	$59,614	$73,210	$73,558

NOTE 4 — SECURITIES (continued)
Investment securities available for sale that have an unrealized loss position at September 30, 2008 and December 31, 2007 are as follows:
September 30, 2008

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:
Mortgage Backed Security	$927	$(10)	$—	$—	$927	$(10)
U.S. Government Agencies	19,712	(221)	—	—	19,712	(221)
Municipals-Taxable	903	(2)	—	—	903	(2)
Municipals-Tax Exempt	—	—	—	—	—	—
CRA Mutual Fund	—	—	1,450	(50)	1,450	(50)

Total	$21,542	$(233)	$1,450	$(50)	22,992	$(283)

December 31, 2007

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:
U.S. Government Agencies	$—	$—	$19,812	$(62)	$19,812	$(62)
Municipals-Taxable	—	—	1,100	(11)	1,100	(11)
Municipals-Tax Exempt	457	(2)	915	(3)	1,372	(5)
CRA Mutual Fund	—	—	1,479	(21)	1,479	(21)

Total	$457	$(2)	$23,306	$(97)	23,763	$(99)

Management does not believe that any individual unrealized loss as of September 30, 2008 and December 31, 2007 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

NOTE 5 — LOANS
The following table presents the composition of the loan portfolio at September 30, 2008 and December 31, 2007:

	September 30,	Percent of	December 31,	Percent of
	2008	Total	2007	Total
	(In Thousands)
Commercial	$72,661	14.58%	$64,860	13.58%
Commercial real estate	223,255	44.81	199,894	41.85
Real estate construction	45,460	9.13	55,074	11.53
Residential real estate	155,183	31.15	156,731	32.82
Consumer	1,631	0.33	1,039	0.22

	$498,190	100.00%	$477,598	100.00%

Less allowance for loan losses	7,665		7,462

	$490,525		$470,136

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

NOTE 6 — SEGMENT REPORTING (continued)
The following table presents segment information for the three months ended September 30, 2008 and 2007:

2008	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Elimination	Totals

Revenues:
Interest income	$9,555	$309	$13	$(150)	$9,727
Gain on sale of loans	—	4,828	—	—	4,828
Other revenues	488	547	325	(548)	812

Total revenues	10,043	5,684	338	(698)	15,367

Expenses:
Interest expense	3,997	120	206	(151)	4,172
Salaries and employee benefits	1,924	2,566	—	—	4,490
Other	3,275	2,354	430	(547)	5,512

Total operating expenses	9,196	5,040	636	(698)	14,174

Income before income taxes	$847	$644	$(298)	—	$1,193

Total assets	$620,008	$48,721	$44,738	$(57,006)	$656,461

2007	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$11,605	$902	$185	$(993)	$11,699
Gain on sale of loans	—	4,719	—	—	4,719
Other revenues	368	1,358	260	(588)	1,398

Total revenues	11,973	6,979	445	(1,581)	17,816

Expenses:
Interest expense	6,281	1,002	344	(993)	6,634
Salaries and employee benefits	1,867	3,186	—	—	5,053
Other	1,456	4,588	452	(588)	5,908

Total operating expenses	9,604	8,776	796	(1,581)	17,595

Income before income taxes	$2,369	$(1,797)	$(351)	—	$221

Total assets	$613,336	$35,064	$50,600	$(56,336)	$642,664

The following table presents segment information for the nine months ended September 30, 2008 and 2007:

2008	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$28,638	$1,349	$59	$(789)	$29,257
Gain on sale of loans	—	17,925	—	(4)	17,921
Other revenues	1,404	3,589	861	(1,671)	4,183

Total revenues	30,042	22,863	920	(2,464)	51,361

Expenses:
Interest expense	13,094	733	635	(791)	13,671
Salaries and employee benefits	5,862	10,066	—	—	15,928
Other	7,565	9,079	1,306	(1,673)	16,277

Total operating expenses	26,521	19,878	1,941	(2,464)	45,876

Income before income taxes	$3,521	$2,985	$(1,021)	$—	$5,485

Total assets	$620,008	$48,721	$44,738	$(57,006)	$656,461

2007	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$34,255	$3,108	$588	$(3,562)	$34,389
Gain on sale of loans	—	15,286	—	(3)	15,283
Other revenues	1,110	6,767	791	(1,753)	6,915

Total revenues	35,365	25,161	1,379	(5,318)	56,587

Expenses:
Interest expense	18,151	3,724	1,027	(3,565)	19,337
Salaries and employee benefits	5,354	10,218	—	—	15,572
Other	4,508	13,225	1,229	(1,753)	17,209

Total operating expenses	28,013	27,167	2,256	(5,318)	52,118

Income before income taxes	$7,352	$(2,006)	$(877)	$—	$4,469

Total assets	$613,336	$35,064	$50,600	$(56,336)	$642,664

NOTE 7 — EARNINGS PER SHARE (EPS)
The following tables show the calculation of both basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2008 and 2007, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options and warrants utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(In thousands, except for share data)

BASIC EARNINGS PER SHARE:
Net Income	$769	$244

Weighted average shares outstanding	10,179,177	11,533,795

Basic earnings per share	$0.08	$0.02

DILUTED EARNINGS PER SHARE:
Net Income	$769	$244

Weighted average shares outstanding	10,179,177	11,533,795
Stock options and warrants	99,586	236,203

Weighted average diluted shares outstanding	10,278,763	11,769,998

Diluted earnings per share	$0.07	$0.02

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(In thousands, except for share data)

BASIC EARNINGS PER SHARE:
Net Income	$3,522	$3,077

Weighted average shares outstanding	10,323,060	11,830,506

Basic earnings per share	$0.34	$0.26

DILUTED EARNINGS PER SHARE:
Net Income	$3,522	$3,077

Weighted average shares outstanding	10,323,060	11,830,506
Stock options and warrants	140,170	274,019

Weighted average diluted shares outstanding	10,463,230	12,104,525

Diluted earnings per share	$0.34	$0.25

NOTE 8 — DERIVATIVES
The Mortgage Corporation carries all derivative instruments at fair value as either assets or liabilities in the consolidated balance sheets. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” provides specific accounting provisions for derivative instruments that qualify for hedge accounting. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in SFAS 133.
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
At September 30, 2008 and December 31, 2007, the Mortgage Corporation had derivative financial instruments with a notional value of $103.6 million and $33.7 million respectively. The fair value of these derivative instruments at September 30, 2008 and December 31, 2007 was $103.8 million and $33.5 million respectively.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. SFAS 157 became effective for the Corporation on January 1, 2008. See Note 10 of the accompanying notes to the consolidated financial statements for additional information.
In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS 157. The new staff position defers the effective date of SFAS 157 to January 1, 2009 for items within the scope of the staff position. The Corporation is currently evaluating the impact of FASB Staff Position 157-2 on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement became effective for the Corporation on January 1, 2008. The Corporation has elected the fair value option for new residential mortgage loans originated and held for sale. See Note 10 of the accompanying notes to the consolidated financial statements for additional information.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS 141(R) replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Corporation taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Corporation will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting non-controlling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interests. SFAS 160 is effective for the Corporation on January 1, 2009. Earlier adoption is prohibited. The Corporation is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging - an amendment of FASB statement No. 133”. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Corporation on January 1, 2009. The Corporation is currently evaluating the impact of adopting SFAS 161 on the consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierachy of Generally Accepted Accounting Principles”. SFAS 162 clarifies the sources of accounting principles used in the preparation of financial statements in the United States. This new guidance is expected to become effective in 2008 and is not expected to have a material effect on Corporation’s consolidated financial statements upon implementation.
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value Asset When the Market for That Asset Is Not Active”. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and did not have a material impact on the Corporation’s consolidated financial statements.
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
Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
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
Assets and liabilities measured at fair value under SFAS 157 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option, are summarized below:

		Fair Value Measurement
(In Thousands)		at September 30, 2008 Using
		Quoted Prices
		in Active
		Markets for
		Identical	Other	Significant
		Assets (Level	Observable	Unobservable
Description	Carrying Value	1)	Inputs (Level 2)	Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities (1)	$54,900	$54,900	$—	$—
Residential loans held for sale	46,644	—	46,644	—
Derivative assets	238			238
Financial Liabilities-Recurring
Derivative liabilities	38			38

Financial Assets-Non-Recurring
Impaired loans (2)	7,045			7,045
Other real estate owned (3)	653		653

(1)	Excludes restricted stock.

(2)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Represents appraised value and realtor comparables less estimated selling expenses.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for three month period ended September 30, 2008.

(In Thousands)	Net Derivatives
Balance June 30, 2008	$39
Realized and unrealized gains (losses) included in earnings	161
Unrealized gains (losses) included in other comprehensive income	—
Purchases, Settlements, paydowns, and maturities	—
Transfer into Level 3	—

Balance September 30, 2008	$200

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the nine month period ended September 30, 2008.

(In Thousands)	Net Derivatives
Balance January 1, 2008	$(140)
Realized and unrealized gains included in earnings	340
Unrealized gains (losses) included in other comprehensive income	—
Purchases, settlements, paydowns, and maturities	—
Transfer into Level 3	—

Balance September 30, 2008	$200

Financial instruments recorded using SFAS 159
Under SFAS 159, the Corporation may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. Additionally, the transaction provisions of SFAS 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in net income. The Corporation did not elect the fair value option for any existing positions at January 1, 2008 and there was no impact to equity.
The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at September 30, 2008, measured at fair value under SFAS 159 and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

			Contractual
(In Thousands)	Aggregate Fair Value	Difference	Principal
Residential mortgage loans held for sale	$46,644	$1,023	$45,621
The Corporation elected to account for residential loans held for sale to eliminate the mismatch in recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market. The change to fair value accounting for loans held for sale resulted in a pre-tax increase in income of $612 thousand after considering loan origination fees and costs that were previously deferred in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases-an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17”.

NOTE 11 — SUBSEQUENT EVENT
On October 14, 2008, the United States Treasury Department (the “Treasury” ) announced a voluntary Capital Purchase Program whereby the Treasury will purchase senior preferred shares from qualifying United States controlled banks, savings associations, and certain bank and savings and loan holding companies. Each participating institution may sell an amount of senior preferred shares ranging from 1.0% to 3.0% of its total risk-weighted assets. The preferred shares are generally nonvoting, pay a cumulative dividend rate of 5.0% per year for the first five years and will reset to a rate of 9.0% per year after year five, and are callable at par after three years or sooner with the proceeds of a qualifying offering of Tier 1 common or preferred stock. The Treasury will receive warrants from each participating institution to purchase common stock with an aggregate market price equal to 15.0% of the senior preferred investment and an exercise price equal to the market price of the institution’s common stock at the time of issuance. Participating institutions must agree to certain limitations on executive compensation, share repurchases and dividend payments. The deadline for submitting an application to participate in the Capital Purchase Program is November 14, 2008. We are analyzing the benefits and costs of the Capital Purchase Program and have not yet determined whether we will participate.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2007 included in the Corporation’s Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008 or any future period.
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
RECENT DEVELOPMENTS
There have been historical disruptions in the financial system during the past year and many lenders and financial institutions have reduced or ceased to provide funding to borrowers, including other lending institutions. The availability of credit, confidence in the entire financial sector, and volatility in financial markets has been adversely affected. These disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries, including the Corporation. The Federal Reserve Bank has been providing liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations. In response to the financial crises affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under the EESA, the Treasury will have authority, among other things, to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program are as follows for a participating bank: pay 5% dividends on the Treasury’s preferred stock for the first five years and 9% dividends thereafter; cannot increase common stock dividends for three years while Treasury is an investor; cannot redeem the Treasury preferred stock for three years unless the participating bank raises high-quality private capital; must receive Treasury’s consent to buy back their own stock; Treasury receives warrants entitling Treasury to buy participating bank’s common stock equal to 15% of Treasury’s total investment in the participating bank; and participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible. The term of this Treasury preferred stock program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices.
Federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Corporation could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Corporation could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessments would increase the Bank’s expenses. The EESA included a provision for an increase in the amount of deposits insured by FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause the Bank’s existing customers to reduce the amount of deposits held at the Bank, and or could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin.
The actions described above, together with additional actions announced by the Treasury and other regulatory agencies, continue to develop. It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Corporation.
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
Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit and, at September 30, 2008, these commitments amounted to $11.8 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At September 30, 2008, the Bank had approximately $106.4 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short-term borrowings. As the Corporation continues the planned expansion of the loans held for investment portfolio , the volume of commitments and unfunded lines of credit are expected to increase accordingly.
The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At September 30, 2008 and December 31, 2007 the balance in this account totaled $277 thousand. The Mortgage Corporation maintains a similar reserve for standard representations and warranties issued in connection with loans sold that totaled $784 thousand at September 30, 2008 and $119.0 million at December 31, 2007.
FINANCIAL CONDITION (September 30, 2008 compared to December 31, 2007)
At September 30, 2008, the Corporation’s assets totaled $656.5 million compared to $622.4 million at December 31, 2007, an increase of $34.1 million. Loans held for investment totaled $498.2 million up from $477.6 million at year end 2007, an increase of $20.6 million. Loans held for sale totaled $46.6 million, up from $39.1 million at December 31, 2007, an increase of $7.5 million. Total deposits increased $14.8 million to $488.2 million, compared to $473.4 million at December 31, 2007.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage backed securities, obligations of states and political subdivisions, a Community Reinvestment Act mutual fund and Federal Reserve Bank and FHLB stock. At September 30, 2008 the securities portfolio totaled $59.6 million, down from $73.6 million on December 31, 2007, as a result of maturities and called securities that were not reinvested. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.
Loans
The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans. These lending activities provide access to credit to small businesses, professionals and consumers in the greater Washington, D.C. metropolitan area. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Office of the Comptroller of Currency. At September 30, 2008, loans held for investment totaled $498.2 million, up $20.6 million from $477.6 million at December 31, 2007. The increase in loans is due to our commitment to provide credit services to our existing and new clients. The growth occurred primarily in commercial loans and commercial real estate loans. See Note 5 of the accompanying notes to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loans held for investment portfolio at September 30, 2008.

Commercial Loans: Commercial loans represent 14.6% of the loans held for investment portfolio as of September 30, 2008. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Commercial Real Estate Loans: Also known as commercial mortgages, loans in this category represent 44.8% of the loans held for investment portfolio as of September 30, 2008. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans, comprise 9.1% of the loans held for investment portfolio as of September 30, 2008. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represents 31.2% of the loans held for investment portfolio as of September 30, 2008. Of this amount, the following sub-categories exist as a percentage of the whole residential real estate loan portfolio: home equity lines of credit 12.9%; first trust mortgage loans 77.2%; loans secured by a junior trust 6.3%; multi-family loans and loans secured by farmland 3.6%.
Home equity lines of credit are extended to borrowers in our target market. Real estate equity is the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrowers to access the equity in their home or investment property and use the proceeds for virtually any purpose. Home Equity Lines of Credit are most frequently secured by a second lien on residential property. The proceeds of First Trust Mortgage Loans are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust Loans are loans to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.
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
Loans Held for Sale (“LHFS”)
LHFS are originated by the Mortgage Corporation. Effective January 1, 2008 LHFS are carried on the books at fair value. These loans are residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. The LHFS loans are closed by the Mortgage Corporation and carried on its books until the loan is delivered to and purchased by an investor. In the nine months ended September 30, 2008 we originated $613.2 million of loans processed in this manner. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase, by the Mortgage Corporation, of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud. There is also a risk that loans originated may not be purchased by our investors. The Mortgage Corporation attempts to manage these risks by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors and programs offered. At September 30, 2008, LHFS at fair value totaled $46.6 million compared to $39.1 million at December 31, 2007.

Brokered Loans
Brokered loans are underwritten and closed by a third party lender. The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. For the first nine months of 2008, $96.7 million in residential mortgage loans were originated under this type of delivery method, as compared to $108.4 million for the same period of 2007. Brokered loans accounted for 15.8% of the total loan volume for the first nine months of 2008 compared to 16.7% for the same period of 2007. We typically broker loans that do not conform to the products offered by the Mortgage Corporation and for this reason brokered loans are subject to wide fluctuations.
Allowance for Loan Losses
The allowance for loan losses totaled $7.7 million at September 30, 2008 compared to $7.5 million at year end 2007. The allowance for loan losses is equivalent to approximately 1.5% of total consolidated loans held for investment at September 30, 2008. The allowance for loan losses exclusive of specific reserves is approximately 1.2% of loans held for investment. The methodology to derive the allowance for loan losses is a combination of specific allocations and percentages allocation of the unallocated portion of the allowance for loan losses, as discussed below. The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans, risk ratings and systemic risk factors.
Adequacy of the reserve is assessed, and appropriate expense and charge offs are taken, no less frequently than at the close of each fiscal quarter end. The methodology by which we systematically determine the amount of the reserve is set forth by the Board of Directors in our Credit Policy. Under the Credit Policy, the Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits (the “Specific Reserve”), individual loan risk ratings, lending staff changes, loan review and Board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time (the “General Reserve”) and, finally, an “Unallocated Reserve” to cover any unforeseen factors not considered above in the appropriate magnitude. Each of the reserve components, General, Specific and Unallocated, is discussed in further detail below. With respect to the General Reserve, all loans are graded or “risk rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this Bank; our collective management experience in administering similar loan portfolios in the market for over 60 years; and peer data contained in statistical releases issued by both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Prevailing economic conditions, generally and within each individual borrower’s business sector, are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. As of September 30, 2008, our evaluation of these factors supported approximately 96.0% of the total loss reserve.
When deterioration develops in an individual credit, the loan is placed on a “watch list” and is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of non-performance of a particular loan, a portion of the reserve may be specifically allocated to that individual loan. The aggregation of this loan by loan analysis comprises the Specific Reserve and accounted for 21.9% of the total loss reserve at September 30, 2008.
The Unallocated Reserve is maintained to absorb risk factors outside of the General and Specific Reserves. Maximum and minimum target limits are established by us on a quarterly basis for the Unallocated Reserve. As of September 30, 2008, the threshold range for this component was 0.00% to 0.15% of the total loan portfolio and accounted for approximately 4 % of the total allowance for loan losses. At September 30, 2008, the unallocated reserve amounted to $312 thousand and equaled 0.06% of total loans held for investment. Outside of the Corporation’s analysis, our reserve adequacy and methodology are reviewed on a regular basis by our internal audit program and bank regulators and such reviews have not resulted in any material adjustment to the reserve. The schedule below apportions the allowance for loan losses by loan types.

An analysis of the Bank’s allowance for loan losses as of and for the periods indicated is set forth in the following tables:

Allowance for Loan Losses	Nine months ended
(In Thousands)	September 30,
	2008	2007

Balance at beginning of period	$7,462	$5,452

Charge-offs	(3,593)	—
Recoveries	133	2
Provision	3,663	1,698

Balance as of September 30, 2008 and 2007	$7,665	$7,152

	Allocation of the Allowance for Loan Losses

	September 30, 2008				December 31, 2007
			Allowance for Loan				Allowance for Loan
	Amount	Percentage	Loss	Percentage	Amount	Percentage	Loss	Percentage
	(Dollars In Thousands)
Commercial	$72,661	14.58%	$1,840	24.00%	$64,860	13.58%	$1,341	17.97%
Commercial real estate	223,255	44.81	3,298	43.03	199,894	41.85	3,487	46.73
Real estate construction	45,460	9.13	840	10.96	55,074	11.53	929	12.45
Residential real estate	155,183	31.15	1,668	21.76	156,731	32.82	1,695	22.72
Consumer	1,631	0.33	19	0.25	1,039	0.22	10	0.13

	$498,190	100.00%	$7,665	100.00%	$477,598	100.00%	$7,462	100.00%

Non-performing Assets and Impaired Loans
At September 30, 2008, the Bank had non-performing assets totaling $7.7 million consisting of a commercial loan in the amount of $2.4 million, a commercial real estate loan in the amount of $3.4 million, a residential construction loan in the amount of $1.2 million, a $46 thousand equity loan and a single family residential property in the amount of $653 thousand in other real estate owned Subsequent to September 30, 2008, the $653 thousand property in other real estate owned was sold for $658 thousand.
Deposits
Deposits are one of the primary sources of funding loan growth. At September 30, 2008, deposits totaled $488.2 million compared to $473.4 million on December 31, 2007, an increase of $14.8 million. Savings and interest-bearing deposits decreased $26.7 million from December 31, 2007, due in part to a shift into higher yielding time deposits. Time deposits increased $16.4 million from December 31, 2007 levels. Non-interest-bearing deposits increased $25.1 million from $59.4 million at December 31, 2007 to $84.6 million at September 30, 2008. The increase in non-interest-bearing deposits is due to new commercial accounts and increased balances of existing accounts.
Shareholders’ Equity
Shareholders’ equity was $55.9 million at September 30, 2008 compared to approximately $58.0 million at December 31, 2007. Shareholders’ equity decreased by $2.1 million during the nine month period ended September 30, 2008. The decrease in shareholders’ equity is primarily due to the repurchase of 808,411 shares in 2008 under our share repurchase program at a weighted average price of $7.23 per share, partially offset by an increase in retained earnings of $3.2 million.
On October 22, 2008 the Corporation declared a $0.01 per share cash dividend payable on November 25, 2008 to shareholders of record as of November 5, 2008.
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

The following table outlines the regulatory components of capital and risk based capital ratios.
     Risk Based Capital Analysis

	September 30,	December 31,
	2008	2007
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$8,527	$9,052
Capital surplus	17,278	21,833
Retained earnings	30,037	26,846
Less: Net unrealized loss on equity securities	(33)	(14)
Subordinated debentures	6,000	6,000

Total Tier 1 capital	61,809	63,717
Qualifying allowance for loan losses	6,757	6,585

Total risk based capital	$68,566	$70,302

Risk weighted assets	$539,403	$525,676

Quarterly average assets	$618,006	$632,752

			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	11.46%	12.12%	4.00%
Total risk based capital ratio	12.71%	13.37%	8.00%
Leverage ratio	10.00%	10.07%	4.00%
RESULTS OF OPERATIONS
Summary
Net income for the three months ended September 30, 2008 totaled $769 thousand, compared to $244 thousand for the same period in 2007. Diluted earnings per share were $0.07 for the three month period ended September 30, 2008 compared to $0.02 for the same period in 2007. During the third quarter approximately $1.9 million was added to the allowance for loan losses as a result of write downs and charge-offs of non performing loans. Year to date net income totaled $3.5 million for the nine month period ended September 30, 2008 compared to $3.1 million for the same period in 2007. Diluted earnings per share were $0.34 for the nine month period ended September 30, 2008 compared to $0.25 for the same period in 2007. Average diluted shares outstanding in 2008 totaled 10,463,230 compared to 12,104,525 in 2007.

Net Interest Income
Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income increased $489 thousand for the three months ended September 30, 2008 over the same period in 2007. Net interest margin increased 53 basis points during the quarter from 3.17% in 2007 to 3.70% in 2008. The increase in net interest margin is primarily due to a decrease in interest expense during the period. Year to date net interest income totaled $15.6 million for the nine months ended September 30, 2008, compared to $15.1 million at the same period in 2007. Average earning assets for the nine month period ending September 30, 2007 totaled $639.8 million compared to $597.3 million for the same period in 2008, a decrease of $42.5 million. The decrease in earning assets is due to a $32.7 million decrease in investment securities and a $33.5 decrease in loans held for sale, partially offset by a $10.0 million increase in interest-bearing balances due from other banks and a $13.7 million increase in loans held for investment.
Total interest expense for the three months ended September 30, 2008 decreased approximately $2.5 million from $6.6 million in 2007 to $4.2 million. Total interest-bearing deposits averaged approximately $378.8 million for the three month period ended September 30, 2008 compared to $406.4 million for the same three month period in 2007. Borrowed funds for the quarter ended September 30, 2008 averaged $114.0 million compared to $123.6 million for the corresponding period in 2007. The average cost of interest-bearing deposits and liabilities during the three months ended September 30, 2008 was 3.39%, down from 5.01% during the three months ended September 30, 2007. Interest expense for the nine month period ending September 30, 2008 totaled $13.7 million, down from $19.3 million in 2007. The decrease in interest expense is partially due to lower interest rates and replacing rate sensitive time deposits with lower cost borrowings.

The following table presents volume and rate analysis for the nine months ended September 30, 2008 and 2007:
Volume and Rate Analysis

	Nine Months Ended September 30,
	2008 compared to 2007
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities(1)	$(881)	$(1,211)	$330
Loans	(4,191)	(1,113)	(3,078)
Interest-bearing deposits	(84)	264	(348)

Total Decrease in Interest Income	(5,156)	(2,060)	(3,096)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(82)	(17)	(65)
Money market deposit accounts	(1,273)	427	(1,700)
Savings accounts	(122)	(87)	(35)
Time deposits	(1,176)	(192)	(984)

Total interest-bearing deposits	(2,653)	131	(2,784)
FHLB Advances	(2,449)	(1,653)	(796)
Securities sold under agreements to repurchase	(142)	80	(222)
Other short-term borrowings	(272)	61	(333)
Long-term borrowings	237	470	(233)
Subordinated debentures	(387)	(225)	(162)

Total Decrease in Interest Expense	(5,666)	(1,136)	(4,530)

Increase (Decrease) in Net Interest Income	$510	$(924)	$1,434

(1)	Interest income is presented on a fully taxable equivalent basis using 34% tax rate.

     Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Month Period Ended September 30,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$63,809	$796	4.99%	$95,124	$1,103	4.64%
Loans(2)	519,344	8,848	6.81%	529,902	10,449	7.89%
Interest-bearing deposits & federal funds sold	17,796	82	1.84%	13,827	159	4.60%

Total interest earning assets	600,949	9,726	6.47%	638,853	11,711	7.33%
Non-interest earning assets:
Cash and due from banks	6,808			6,887
Premises, land and equipment	10,237			9,677
Other assets	9,724			8,797
Less: allowance for loan losses	(9,712)			(6,265)

Total non-interest earning assets	17,057			19,096

Total Assets	$618,006			$657,949

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,832	$25	1.13%	$9,257	$49	2.12%
Money market deposit accounts	124,065	724	2.33%	117,926	1,441	4.89%
Savings accounts	2,602	22	3.38%	5,333	63	4.73%
Time deposits	243,310	2,472	4.06%	273,845	3,466	5.06%

Total interest-bearing deposits	378,809	3,243	3.42%	406,361	5,019	4.94%
FHLB Advances	19,185	136	2.84%	44,339	581	5.24%
Securities sold under agreements to repurchase	13,930	58	1.67%	12,566	135	4.30%
Other short-term borrowings	19,064	86	1.80%	14,070	151	4.29%
Long-term borrowings	55,674	558	4.01%	42,479	519	4.89%
Subordinated Debentures	6,186	91	5.88%	10,176	228	8.96%

Total interest-bearing liabilities	492,848	4,172	3.39%	529,991	6,633	5.01%

Non-interest bearing liabilities:
Demand deposits	65,719			60,961
Other liabilities	2,581			3,356

Total liabilities	561,148			594,308
Shareholders’ Equity	56,858			63,641

Total Liabilities and Shareholders’ Equity:	$618,006			$657,949

Interest Spread(3)			3.08%			2.32%

Net Interest Margin(4)		$5,554	3.70%		$5,078	3.18%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Nine Month
	Period Ended September 30,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$64,502	$2,448	5.06%	$97,188	$3,329	4.57%
Loans(2)	508,696	26,377	6.91%	528,482	30,568	7.71%
Interest-bearing balances	24,140	443	2.45%	14,098	527	4.98%

Total interest earning assets	597,338	29,268	6.53%	639,768	34,424	7.17%
Non-interest earning assets:
Cash and due from banks	6,648			6,782
Premises, land and equipment	9,539			9,742
Other assets	8,767			5,655
Less: allowance for loan losses	(8,406)			(5,945)

Total non-interest earning assets	16,548			16,234

Total Assets	$613,886			$656,002

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$8,692	$78	1.20%	$9,823	$160	2.17%
Money market deposit accounts	120,986	2,302	2.54%	106,772	3,575	4.46%
Savings accounts	2,662	76	3.81%	5,478	198	4.82%
Time deposits	250,434	8,356	4.45%	255,674	9,532	4.97%

Total interest-bearing deposits	382,774	10,812	3.77%	377,747	13,465	4.75%
FHLB Advances	13,247	327	3.29%	68,737	2,776	5.38%
Securities sold under agreements to repurchase	13,705	196	1.91%	10,610	338	4.25%
Other short-term borrowings	19,863	296	1.99%	17,736	568	4.27%
FHLB long-term borrowings	56,841	1,747	4.10%	42,245	1,510	4.77%
Subordinated Debentures	6,186	293	6.32%	10,266	680	8.83%

Total interest-bearing liabilities	492,616	13,671	3.70%	527,341	19,337	4.89%

Non-interest-bearing liabilities:
Demand deposits	62,087			62,616
Other liabilities	1,804			1,599

Total liabilities	556,507			591,556
Shareholders’ Equity	57,379			64,446

Total Liabilities and Shareholders’ Equity:	$613,886			$656,002

Interest Spread(3)			2.83%			2.29%

Net Interest Margin(4)		$15,597	3.48%		$15,087	3.14%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non-interest Income
Non-interest income consists of revenue generated from financial services and activities other than lending and investing. The Mortgage Corporation provides the most significant contributions to non-interest income. Total non-interest income was $5.6 million for the three month period ended September 30, 2008 compared to $6.1 million for the same period in 2007; the decrease is primarily due to a decrease in broker fee income. Gains on the sale of loans originated by the Mortgage Corporation totaled $4.8 million for the three month period ending September 30, 2008, up slightly from $4.7 million for the same period of 2007.
Non-interest income for the nine months ended September 30, 2008 totaled $22.1 million compared to $22.2 million for the same period of 2007.
Non-interest Expense
Non-interest expense totaled $8.1 million for the third quarter of 2008, compared to $10.0 million for the same period in 2007. Salaries and benefits totaled $4.5 million for the three month period ended September 30, 2008, compared to $5.1 million for the same period last year primarily due to a decrease in commissions as a result of the decline in mortgage loan originations. Other operating expenses totaled approximately $3.0 million for the quarter, down from $4.4 million for the same period in 2007, a decrease of $1.4 million. The decrease in other operating expenses is primarily attributable to a decrease of $858 thousand in broker premiums and a $745 thousand decrease in the provision for losses on loans held for sale.
Non-interest expense totaled $28.5 million for the nine month period ended September 30, 2008 compared to $31.1 million in 2007, a decrease of $2.6 million. The decrease in non-interest expense was due to a $2.9 million decrease in other operating expenses attributed to a decrease in broker premiums and partially offset by small increases in other components of other operating expense.
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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as interest-bearing deposits with other banks provide an additional source of liquidity funding. At September 30, 2008, overnight interest-bearing balances totaled $24.3 million compared to $13.3 at December 31, 2007.
The liability portion of the balance sheet provides liquidity through various interest-bearing and non-interest-bearing deposit accounts, Federal Funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At September 30, 2008, the Bank had a line of credit with the FHLB totaling $123.6 million and had outstanding in short-term loans of $6.5 million, and an additional $52.7 million in term loans at fixed rates ranging from 2.55% to 5.21% leaving $64.4 million available on the line. In addition to the line of credit at the FHLB, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of September 30, 2008, outstanding repurchase agreements totaled approximately $14.7 million and commercial paper issued and short-term borrowings amounted to $21.6 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains Federal Funds lines of credit with its correspondent banks and, at September 30, 2008, these lines amounted to $22.6 million. The Corporation also has $6.2 million in subordinated debentures, to support the growth of the organization.

The following table presents the composition of borrowings at September 30, 2008 and December 31, 2007.
Borrowed Funds Distribution

	September 30,	December 31,
	2008	2007
	(Dollars In Thousands)
At Period End
FHLB advances	$6,500	$15,500
FHLB long term borrowings	52,673	39,524
Securities sold under agreements to repurchase	14,707	14,814
Other short term borrowings	21,625	11,362
Subordinated debentures	6,186	6,186

Total at period end	$101,691	$87,386

Average Balances
FHLB advances	$13,247	$60,224
FHLB long term borrowings	56,841	41,932
Securities sold under agreements to repurchase	13,705	11,695
Other short term borrowings	19,863	16,629
Subordinated debentures	6,186	9,237

Total average balance	$109,842	$139,717

Average rate paid on all borrowed funds	3.47%	5.14%

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
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of September 30, 2008. The table below reflects the outcome of these analyses at September 30, 2008, assuming budgeted growth in the balance sheet. According to the model run for the period ended September 30, 2008, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 4.11%. An immediate 100 basis point decline in interest rates would result in a decrease in net interest income of 3.28%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile as of September 30, 2008.
September 30, 2008

		Hypothetical
	Hypothetical	Percentage Change in
Change in Federal	Percentage Change in	Economic Value of
Funds Target Rate	Earnings	Equity
3.00%	12.71%	-9.29%
2.00%	8.54%	-6.23%
1.00%	4.11%	-3.17%
-1.00%	-3.28%	3.35%
-2.00%	-4.71%	5.61%
-3.00%	-6.99%	8.78%
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation to disclose material information required to be set forth in the Corporation’s periodic and current reports.
Changes in Internal Control
The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The following are additional risk factors for the Company, to be read in conjunction the risk factors as previously disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
There can be no assurance that recent government actions will help stabilize the U.S. financial system.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations, and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations, and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability currently being experienced. The failure of such laws, regulations, and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
Current levels of market volatility are unprecedented.
Although many markets have been experiencing volatility and disruption for months, in the past few weeks, the volatility and disruption of financial and credit markets has reached unprecedented levels for recent times. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.
Current market developments may adversely affect our industry, business, and results of operations.
Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets, and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.
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

Access National Corporation (Registrant)
Date: November 7, 2008	By:	/s/ Michael W. Clarke
Michael W. Clarke
President & Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)