Form 10-K
period 2008-12-31
ACCESS NATIONAL CORP
filed 2009-03-31
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Securities registered pursuant to Section 12(g) of the Act:
(Title of class) None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
The aggregate market value of the registrant’s common voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $47,997,630.
As of March 19, 2009, there were 10,296,450 shares of Common Stock, par value $.835 per share, of Access National Corporation issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of
Shareholders to be held on May 19, 2009, are incorporated by reference in Part III of this Form 10-K.

Access National Corporation

FORM 10-K

INDEX

PART I
In addition to historical information, the following report contains forward looking statements that are subject to risks and uncertainties that could cause the Corporation’s actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report. For discussion of factors that may cause our actual future results to differ materially from those anticipated, please see “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements” herein.
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
The Bank is the primary operating business of the Corporation. The Bank provides commercial credit, deposit and mortgage services to middle market businesses and associated professionals, primarily in the greater Washington, D.C. Metropolitan Area. The Bank was organized under federal law as a national banking association to engage in a general banking business to serve the communities in and around Northern Virginia. The Bank opened for business on December 1, 1999 at 14006 Lee-Jackson Memorial Highway in Chantilly, Virginia. Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation. The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and associated individuals. The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels. The Bank has four wholly owned subsidiaries: Access National Mortgage Corporation (the “Mortgage Corporation”), Access National Leasing Corporation (the “Leasing Corporation”), Access National Real Estate LLC (“Access Real Estate”) and United First Mortgage Corporation (“UFM”). The Leasing Corporation and UFM are both presently inactive.
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
The Bank has experienced consistent growth and profitability since inception. Our goal is to become a leading provider of financial services to small to medium sized businesses and professionals in Northern Virginia. Our strategy is to know the needs of our clients and to deliver the corresponding financial services. We employ highly qualified personnel and emphasize the use of the latest technology in operations and the services we provide. Our marketing efforts are directed to prospective clients that value high quality service and that are, or have the potential to become, highly profitable.
Assets at year end totaled over $702.3 million and net income amounted to $4.7 million. The Bank operates from five banking centers located in Chantilly, Tysons Corner, Reston, Leesburg and Manassas, Virginia and online at www.accessnationalbank.com. Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities.
On December 1, 1999, the Bank acquired Access National Mortgage Corporation, formerly known as Mortgage Investment Corporation. The Mortgage Corporation is headquartered in Reston, Virginia. The Mortgage Corporation specializes in the origination of conforming and non-conforming residential mortgages primarily in the greater Washington, D.C. Metropolitan Area and the surrounding areas of its branch locations. The Mortgage Corporation has established offices throughout Virginia, in Reston, Roanoke, Richmond, and McLean. Offices outside the state of Virginia include Westminster, Bowie, and Crofton in Maryland, Nashville in Tennessee, Denver in Colorado, and San Antonio, Texas.
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
Our Strategy — historical and prospective
We consider our business to be a young and emerging enterprise that is well positioned to be an effective competitor in the financial services industry over the long term. Our view of the financial services market place is that community banks must be effective in select market niches that are under-served and stay clear of competing with large national competitors on a head-to-head basis for broad based consumer business. We started by organizing a de novo national bank in 1999. The focus of the Bank was and is serving the small to medium sized businesses and their associated professionals in the greater Washington, D.C. Metropolitan Area. We find that large national competitors are ineffective at addressing this market as it is difficult to distinguish where a business’s financial needs stop and the personal financial needs of that business’s professionals start. We believe that emerging businesses and the finances of their owners are best served hand-in-hand.
Our core competency is judgmental discipline of commercial lending based upon personnel and practices that help our clients strategize and grow their businesses from a financial perspective. As financial success takes hold in the business, personal goals and wealth objectives of the business owners become increasingly important. Our second competency is a derivative of the first. We have the personnel and know how to provide private banking services and the skills and strategy that assist our individual clients to acquire assets, build wealth and manage their resources. Mortgage banking and the related activities in our model goes hand-in-hand with supplying effective private banking services. Unlike most banking companies, the heart of our Mortgage Corporation is ingrained into our commercial bank, serving the same clients side-by-side in a coordinated and seamless fashion. We believe that lending is not enough in today’s environment to attract and retain commercial and professional clients. The credit services must be backed up by competitive deposit and cash management products and operational excellence. We have made significant investments in skilled personnel and the latest technology to ensure we can deliver these services.
We generally expect to have fewer branch locations compared to similar size banking companies. We do not view our branch network as a significant determinant of our growth. Our marketing strategies focus on benefits other than branch location convenience.
The acquisition of the Mortgage Corporation in 1999 provided two key benefits to our strategy: 1) it solidified our second competency from a personnel and operational perspective that would have taken years to replicate with organic growth alone; and 2) it provided fee income from which to launch a new banking business. Strong profits and cash flow from the Mortgage Corporation in the early years subsidized the growth and development of the Bank and allowed for the acceleration of its growth plans and, in time, its profitability.
The goal was and is to generate 70-80% of the Corporation’s earnings from the core business Bank, with the rest of our consolidated earnings to be generated from related fee income activities. At the present time, the sole related fee income activity remains our Mortgage Corporation. We will consider entering other related fee income businesses that serve our target market as opportunities, market conditions and our capacity dictate. See Note 19 to the consolidated financial statements for additional information on segment performance.
We expect to grow our commercial Bank by continuing to hire skilled personnel, train our own and provide a sound infrastructure that facilitates the success of businesses, their owners and key personnel, not only today but tomorrow and on into the ensuing decades.

Lending Activities
The Bank’s lending activities involve commercial loans, commercial real estate loans, commercial and residential real estate construction loans, residential mortgage loans, home equity loans, and consumer loans. These lending activities provide access to credit to small to medium sized businesses, professionals and consumers in the greater Washington, D.C. Metropolitan Area. Loans originated by the Bank are classified as loans held for investment. The Mortgage Corporation originates residential mortgages and home equity loans that are only held temporarily pending their sale to third parties and in some cases the Bank. The Mortgage Corporation also brokers loans that do not conform to their existing products. Each of our principal loan types are described below.
At December 31, 2008 loans held for investment totaled $485.9 million compared to $477.6 million at year end 2007. The increase in loans is attributable to our customer base, referrals and new business. The Bank is predominantly a secured lender. Secured loans comprise over 99% of the total loan portfolio.
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
Commercial Loans: Commercial Loans represent 14.3% of our held for investment portfolio as of December 31, 2008. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 8.8% of our held for investment loan portfolio, as of December 31, 2008. These loans generally fall into one of four circumstances: first, loans to construct owner occupied commercial buildings; second, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; third, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and fourth, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal borrowers. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Commercial Real Estate Loans: Also known as Commercial Mortgages, loans in this category represent 45.0% of our loan portfolio held for investment, as of December 31, 2008. These loans generally fall into one of three situations: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties, generally extended to Bank clients, and represents 31.6% of the portfolio, as of December 31, 2008. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 17.2%; First Trust Mortgage Loans 70.8%; Loans Secured by a Junior Trust 9.4%; Multi-Family Loans and Loans Secured by Farmland 2.6%.

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
Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.
Consumer Loans: Consumer Loans make up approximately 0.3% of our loan portfolio. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and up dated by our management and Board of Directors: repayment source and capacity, collateral value, credit history, savings pattern and stability.
Loans Held for Sale (“LHFS”). Loans in this category are originated by the Mortgage Corporation and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor.
The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor. In 2008, we originated $775.2 million of loans processed in this manner. At December 31, 2008 loans held for sale totaled $84.3 million compared to $39.1 million at year end 2007. The increase in loans held for sale at year end 2008 was due to lower interest rates and an increase in refinancing activity during the month of December.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. In 2008, we originated a total volume of $78.6 million in residential mortgage loans under this type of delivery method. Brokered loans accounted for 9.2% of the total loan volume of the Mortgage Corporation. The risks associated with this activity are limited to losses or claims arising from fraud.
Deposits
Deposits are the primary source of funding loan growth. Average deposits totaled $450.9 million up from $445.0 million, a $5.9 million increase over 2007. At December 31, 2008 deposits totaled $485.4 million compared to $473.4 million on December 31, 2007, an increase of $12.0 million.
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
Competition
The Bank competes with virtually all banks and financial institutions which offer services in its market area. Much of this competition comes from large financial institutions headquartered outside the state of Virginia, each of which has greater financial and other resources to conduct large advertising campaigns and offer incentives. To attract business in this competitive environment, the Bank relies on personal contact by its officers and directors, local promotional activities, and the ability to provide personalized custom services to small and medium sized businesses and professionals. In addition to providing full service banking, the Bank offers and promotes alternative and modern conveniences such as internet banking, automated clearinghouse transactions, remote deposit capture, and courier services for commercial clients.

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot foresee how federal regulation of financial institutions may change in the future. However, it is possible that current and future governmental regulatory and economic initiatives, such as the Emergency Economic Stabilization Act of 2008 (the “EESA”) enacted in October 2008, could impact the competitive landscape in the Bank’s markets.
Employees
At December 31, 2008 the Corporation had 285 employees, 92 of whom were employed by the Bank and 193 of whom were employed by the Mortgage Corporation. None of the employees of the Corporation is subject to a collective bargaining agreement. Management considers employee relations to be good.
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
The commercial banking business is affected not only by general economic conditions, but is also influenced by the monetary and fiscal policies of the federal government and the policies of its regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress, in the Virginia Legislature and brought before various bank holding company and bank regulatory agencies. The likelihood of any major changes and the impact such changes might have are impossible to predict. It is also not clear at this time what impact the EESA, as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), enacted February 17, 2009, or other initiatives of the U.S. Treasury and other bank regulatory agencies that have been announced, or any additional programs that may be initiated in the future, will have on the financial markets, the financial services industry, the Corporation or the Bank.
Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its common stock. As a bank holding company, the Corporation is a separate legal entity from the Bank. Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank. The amount of dividends that may be paid by the Bank depends upon the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies. In addition to specific regulations governing the permissibility of dividends, both the FRB and the Virginia Bureau of Financial Institutions are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Bank would be an unsafe and unsound banking practice. The Corporation meets all regulatory requirements and began paying dividends in February 2006. The Corporation paid dividends totaling $433 thousand in 2008. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
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
The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2008, the Corporation and Bank both met all applicable capital requirements imposed by regulation.

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
As of December 31, 2008, both the Corporation and the Bank were considered “well capitalized.”
Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. The FDIC also proposed to introduce three adjustments that could be made to an institution’s initial base assessment rate, as well as a uniform 7 basis point increase in rates for the first quarter of 2009. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008, resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. A final rule related to the rest of the proposal was adopted on March 4, 2009 and will become effective on April 1, 2009, applying to assessments for the second quarter of 2009 and thereafter. The new rule provides for initial base assessment rates for Risk Category 1 institutions of 12 to 16 basis points, subject to potential base-rate adjustments, including (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 25% of domestic deposits and (iii) for non-Risk Category 1 institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. Taking into account these potential base-rate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 7 to 24 basis points. Based on certain assumptions regarding various assessment criteria, including future deposit levels, we estimate FDIC premiums will increase from $350 thousand in 2008 to a range of $800 thousand to $1.0 million (pre-tax) during 2009. Assessment rates, however, are subject to change by the FDIC throughout the year.
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
Federal Home Loan Bank (“FHLB”) of Atlanta. The Bank is a member of the FHLB of Atlanta, which is one of twelve regional FHLBS that provide funding to their members for making housing loans as well as for affordable housing and community development lending.
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
Emergency Economic Stabilization Act of 2008 (“EESA”).
On October 3, 2008, the EESA was enacted, which increased FDIC insurance coverage from $100,000 to $250,000, as well as provided up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the U.S. Treasury was initially authorized by Congress to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, the U.S. Treasury allocated $250 billion to the Capital Purchase Program (“CPP”). This program allows a qualifying institution to apply for up to three percent of its total risk-weighted assets in capital, which will be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment and 9% thereafter. The U.S. Treasury will also receive warrants for common stock of the institution equal to 15% of the capital invested. On January 15, 2009, the second $350 billion of TARP funding was released to the U.S. Treasury. The Corporation applied in November, 2008 for TARP funding of up to three percent of its risk-weighted assets and we were approved on January 6, 2009 for up to $16 million. On February 5, 2009 the Corporation declined participation in these programs due to the cost of participation in the CPP and the well capitalized position of both the Bank and Corporation.

Temporary Liquidity Guarantee Program. On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after
October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 125 basis points per annum, depending on the initial maturity of the debt and its date of issuance. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Bank elected to participate in both guarantee programs. On February 11, 2009 the Bank issued $30.0 million in new senior unsecured debt at 2.74% maturing February 15, 2012 under the TLG Program.
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
Changes in interest rates, particularly by the Board of Governors of the Federal Reserve System, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans. In setting its policy, the Federal Reserve may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements. These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.

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
In addition to assessing the financial strength and cash flow characteristics of each of our borrowers, the Bank often secures loans with real estate collateral. At December 31, 2008, approximately 85.4% of our Bank’s loans held for investment have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
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
We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us. The amount of future losses, however, is susceptible to changes in borrowers’ circumstances and economic and other market conditions, including changes in interest rates and collateral values that are beyond our control and these future losses may exceed our current estimates. Our allowance for loan losses at December 31, 2008 was $7.5 million. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or guarantee that our allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance and reduce our earnings and capital.
Liquidity needs could adversely affect our results of operations and financial condition.
We rely on dividends from the Bank as our primary source of funds. The primary sources of funds of the Bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.
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
We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of favorable factors as we have in the past, such as a generally stable interest rate environment, a strong real estate market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our hedging strategies may not be successful in managing our risks associated with interest rates.
We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives that would be offset by an inverse change in the value of loans held for sale and mortgage-related securities. We cannot assure you, however, that our hedging strategy and use of derivatives will offset the risks related to changes in interest rates. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Item 7A — Quantitative and Qualitative Disclosures About Market Risk.”
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
Fannie Mae and Freddie Mac have recently reported substantial losses and a need for substantial amounts of additional capital. Such losses are due to these entities’ business model being tied extensively to the U.S. housing market which is in a severe contraction. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac from the U.S. housing market contraction, Congress and the U.S. Treasury have undertaken a series of actions to stabilize these entities. The Federal Housing Finance Agency, or FHFA, was established in July 2008 pursuant to the Regulatory Reform Act in an effort to enhance regulatory oversight over Fannie Mae and Freddie Mac. FHFA placed Fannie Mae and Freddie Mac into federal conservatorship in September 2008.
Although the federal government has committed capital to Fannie Mae and Freddie Mac, there is no explicit guaranty of the obligations of these entities by the federal government and there can be no assurance that these government credit facilities and other capital infusions will be adequate for the needs of Fannie Mae and Freddie Mac. If the financial support is inadequate, these companies could continue to suffer losses and could fail to offer programs necessary to an active secondary market. If this were to occur, the Mortgage Corporation’s ability to sell mortgage loans readily could be hampered, and the profitability of the Mortgage Corporation could be significantly reduced.
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
Our small-to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.
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
In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements or other information that does not comply with GAAP or is materially misleading.
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
Certain provisions under our articles of incorporation and applicable law, in addition to the ownership position of certain shareholders, may make it difficult for others to obtain control of our Corporation even if such a change in control may be favored by some shareholders.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our financial condition and results of operations.
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
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
The Bank and the Mortgage Corporation lease offices that are used in the normal course of business. The principal executive office of the Corporation, Bank, Access Real Estate and Mortgage Corporation is owned by Access Real Estate, a subsidiary of the Bank, and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank leases offices in Chantilly, Tysons Corner, Leesburg, and Manassas, Virginia. The Mortgage Corporation leases offices in McLean, Richmond, and Roanoke in Virginia. The Mortgage Corporation leases three offices in Maryland located in Bowie, Crofton and Westminster in addition to the offices in Tennessee, Texas and Colorado. Access Real Estate owns an undeveloped commercial lot in Fredericksburg that is being held for future expansion of the Bank and Mortgage Corporation.
All of the owned and leased properties are in good operating condition and are adequate for the Corporation’s present and anticipated future needs.
ITEM 3 — LEGAL PROCEEDINGS
The Bank is a party to legal proceedings arising in the ordinary course of business. Management is of the opinion that these legal proceedings will not have a material adverse effect on the Corporation’s financial condition or results of operations. From time to time the Bank may initiate legal actions against borrowers in connection with collecting defaulted loans. Such actions are not considered material by management unless otherwise disclosed.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.
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

	2008			2007
	High	Low	Dividends	High	Low	Dividends
First Quarter	$8.10	$5.11	$0.01	$9.82	$9.10	$0.01
Second Quarter	8.35	6.25	0.01	9.59	8.60	0.01
Third Quarter	6.85	4.99	0.01	8.91	6.89	0.01
Fourth Quarter	6.13	4.42	0.01	8.14	5.60	0.01
As of March 10, 2009, the Corporation had 10,296,450 outstanding shares of Common Stock, par value $.835 per share, held by approximately 387 shareholders of record and the closing price for the Corporation’s common stock on the NASDAQ Global Market was $4.37.
The Corporation paid its thirteenth consecutive quarterly cash dividend on February 25, 2009 to shareholders of record as of February 11, 2009. Payment of dividends is at the discretion of the Corporation’s Board of Directors, and is also subject to various federal and state regulatory limitations. Future dividends are dependent upon the overall performance and capital requirements of the Corporation. See “Item 1 — Business — Supervision and Regulation — Dividends” for a discussion of regulatory requirements related to dividends. Issuer
Purchases of Equity Securities for the Quarter Ended December 31, 2008
The following table details the Corporation’s purchases of its common stock during the fourth quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On April 22, 2008 the number of shares authorized for repurchase under the Share Repurchase Program was increased from 2,000,000 to 2,500,000 shares. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
October 1 - October 31, 2008	2,996	$5.16	2,996	442,969
November 1 - November 30, 2008	3,682	5.49	3,682	439,287
December 1 - December 31, 2008	9,747	5.05	9,747	429,540

	16,425	$5.17	16,425	429,540

Stock Performance
The following graph compares the Corporation’s cumulative total shareholder return on its common stock for the five year period ended December 31, 2008 with the cumulative return of a broad equity market index, the Standard & Poor’s 500 Index (“S&P 500 Index”) and a peer group constructed by the Corporation (the “Peer Group”). This presentation assumes $100 was invested in shares of the Corporation and each of the indices on December 31, 2003, and that dividends, if any, were immediately reinvested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals from December 31, 2003 through December 31, 2008.
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
     The Peer Group consists of:

Company, Headquarters	Exchange	Trading Symbol	Established

Cardinal Financial Corporation Fairfax, Virginia	NASDAQ-GS	CFNL	1998

Eagle Bancorp, Inc. Bethesda, Maryland	NASDAQ-CM	EGBN	1998

Towne Bank Portsmouth, Virginia	NASDAQ-GS	TOWN	1999

Valley Financial Corporation Roanoke, Virginia	NASDAQ-CM	VYFC	1995

Virginia National Bank Charlottesville, Virginia	OTC-BB	VABK	1998

Access National Corporation

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Access National Corporation	100.00	93.83	189.12	127.13	80.74	69.35
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group Index*	100.00	128.53	131.84	132.84	109.88	114.36

*	Access National Corporation’s peer group consists of the following: Cardinal Financial Corporation (CFNL), Eagle Bancorp, Inc. (EGBN), Towne Bank (TOWN), Valley Financial Corporation (VYFC), and Virginia National Bank (VABK).

ITEM 6 — SELECTED FINANCIAL DATA
The following consolidated selected financial data is derived from the Corporation’s audited financial statements for the five years ended December 31. This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(In Thousands, Except Per Share Data)
Income Statement Data:
Net interest income	$21,052	$20,122	$18,256	$15,273	$11,694
Provision for loan losses	5,423	2,588	232	1,196	1,462
Non-interest income	30,813	27,707	27,633	30,956	25,952
Non-interest expense	38,998	39,949	34,212	35,830	31,580
Income taxes	2,700	1,590	3,853	3,305	1,619

Net income before extraordinary items	4,744	3,702	7,592	5,898	2,985
Extra ordinary income, net of income tax	—	—	—	—	330

Net Income	$4,744	$3,702	$7,592	$5,898	$3,315

Per Share Data:
Earnings per share
Basic, before extraordinary income	$0.46	$0.32	$0.81	$0.75	$0.40
Basic	0.46	0.32	0.81	0.75	0.44
Diluted, before extraordinary income	0.46	0.31	0.72	0.63	0.33
Diluted	0.46	0.31	0.72	0.63	0.36
Cash dividends paid	0.04	0.04	0.02	—	—
Book value at period end	5.66	5.35	5.27	3.92	3.29

Balance Sheet Data:
Total assets	$702,324	$622,376	$644,782	$537,050	$420,098
Loans held for sale	84,312	39,144	65,320	45,019	36,245
Total loans	485,929	477,598	433,594	369,733	292,594
Total securities	91,015	73,558	105,163	87,771	51,378
Total deposits	485,401	473,418	438,932	419,629	317,393
Shareholders’ equity	57,945	57,961	62,295	31,185	25,998
Average shares outstanding, basic	10,298,631	11,620,130	9,429,074	7,867,135	7,509,536
Average shares outstanding, diluted	10,423,555	11,866,468	10,541,873	9,423,087	9,155,778

Performance Ratios:
Return on average assets	0.76%	0.57%	1.29%	1.29%	0.97%
Return on average equity	8.34%	5.84%	17.15%	20.63%	14.48%
Net interest margin (1)	3.47%	3.18%	3.21%	3.49%	3.64%

Efficiency Ratios:
Access National Bank	55.36%	50.87%	48.67%	52.21%	56.40%
Access National Mortgage Corp.	86.65%	107.52%	92.42%	89.13%	94.18%
Access National Corporation	75.19%	83.52%	75.06%	80.09%	87.61%

Asset Quality Ratios:
Allowance to period end loans	1.54%	1.56%	1.26%	1.41%	1.37%
Allowance to nonperforming loans	259.55%	449.25%	1514.60%	397.78%	185.07%
Net charge-offs to average loans	1.06%	0.12%	—	—	—

(1)	Net interest income divided by total average earning assets.
Table continued on next page

ITEM 6 — SELECTED FINANCIAL DATA continued

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands, Except Per Share Data)
Average Balance Sheet Data:
Total assets	$624,450	$649,584	$589,834	$457,251	$341,153
Securities	68,861	94,331	107,165	64,862	25,340
Loans held for sale	25,757	49,750	53,935	45,688	42,416
Loans	484,764	472,372	400,211	318,438	246,809
Allowance for loan losses	8,248	6,170	5,363	4,433	2,945
Total deposits	450,873	444,999	423,788	337,403	235,387
Junior subordinated debentures	6,186	9,237	10,311	10,311	10,311
Total shareholders’ equity	56,882	63,343	44,270	28,586	22,901

Capital Ratios:
Tier 1 risk-based capital	11.85%	12.41%	15.01%	10.78%	10.97%
Total risk-based capital	13.11%	13.66%	16.18%	12.11%	12.80%
Leverage capital ratio	9.71%	10.07%	11.53%	7.60%	8.83%
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of the Corporation and its subsidiaries for the year ended December 31, 2008 and 2007. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.
Forward-Looking Statements
In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: continued deterioration in general business and economic conditions and in the financial markets and the impact of any policies or programs implemented pursuant to the EESA, branch expansion plans, interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the FRB, the economy of Northern Virginia, including governmental spending and real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A — Risk Factors” herein.
In addition, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or the actions taken by the U.S. Treasury will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive landscape.

CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing the Corporation’s financial statements management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Our significant accounting policies are presented in Note 1 to the consolidated financial statements. Management believes that the most significant subjective judgments that it makes include the following:
Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principals of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) No. 5 Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, and management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation considers among other factors, the estimated market value of the underlying collateral, and current economic conditions. For further information about our practices with respect to allowance for loan losses, please see the subsection “Loans” below.
Other Than Temporary Impairment of Investment Securities
The Bank’s investment portfolio is classified as available-for-sale. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other-than-temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. At December 31, 2008 there were no securities with other than temporary impairment.
Income Taxes
The Corporation uses the liability method of accounting for income taxes. This method results in the recognition of deferred tax assets and liabilities that are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount combined with the current taxes payable or refundable results in the income tax expense for the current year.
Fair Value
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on and off balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments. For additional information about our financial assets carried at fair value, refer to Note 18 to the consolidated financial statements.
FINANCIAL CONDITION
Summary
The Corporation completed its ninth year of operation and recorded net income of $4.7 million. Total assets at December 31, 2008 were $702.3 million compared to $622.4 million in 2007. The increase in total assets is primarily due to a $45.2 million increase in loans held for sale, a $17.5 million increase in securities, and an increase in loans held for investment of approximately $8.3 million.
The following discussions by major categories explain the changes in financial condition.

Investment Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, municipal securities, CRA mutual fund, mortgage backed securities and FRB and FHLB stock. The investment portfolio is used to provide liquidity and as a tool for managing interest sensitivity in the balance sheet, while generating a reasonable return. At December 31, 2008 the estimated fair value of the securities portfolio totaled $91.0 million, up from $73.6 million in 2007. The increase is due to a decline in loan demand. All securities were classified as available for sale. The Financial Accounting Standards Board (“FASB”) requires that securities classified as available for sale be accounted for at fair market value. Unrealized gains and losses are recorded directly to a separate component of stockholders’ equity. The Corporation’s securities classified as available for sale had an unrealized gain net of deferred taxes of $827 thousand on December 31, 2008.
The following tables present the types, amounts and maturity distribution of the securities portfolio.

	Investment Securities Available for Sale
	(In Thousands)
		December 31
	2008	2007	2006
Investment Securities Available for Sale:
U.S. Treasury Notes	$1,006	$1,013	$996
U.S. Government agency	76,354	61,720	91,609
Mortgage backed	1,391	799	1,040
Tax exempt municipals	—	2,891	2,888
Taxable municipals	4,920	1,099	1,275
CRA Mutual fund	1,448	1,479	1,468
Restricted stock (1)	5,896	4,557	5,887

Total Securities	$91,015	$73,558	$105,163

(1)	Carried at cost
Maturity Schedule of Investment Securities Available for Sale 2008

	(Dollars In Thousands)
			After One Year		After Five Years		After Ten Years
	Within		But Within		But Within		and
	One Year		Five Years		Ten Years		Over		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Investment Securities Available for Sale (1)
U.S. Treasury Notes	$1,006	4.97%	$—	—	$—	—	$—	—	$1,006	4.97%
U.S. Government agency	—	—	25,121	4.95%	51,233	5.38%	—	—	76,354	5.24%
Mortgage backed	382	4.92%	127	4.66%	—	—	881	6.02%	1,390	5.59%
Tax exempt municipals	—	—	—	—	—	—	—	—	—	—
Taxable municipals	—	—	907	4.30%	—	—	4,012	6.65%	4,919	6.22%

Total	$1,388	4.96%	$26,155	4.93%	$51,233	5.38%	$4,893	6.54%	$83,669	5.30%

(1)	Excludes CRA Mutual Fund, FRB Stock and FHLB Stock

Loans
Loans held for investment totaled $485.9 million at December 31, 2008 up from $477.6 million at December 31, 2007, an increase of $8.3 million after charge offs of approximately $5.6 million and transferring approximately $4.5 million to OREO. The rate of loan growth in 2008 was significantly below that of prior years largely due to a decline in loan demand, reflecting the current economic environment, and more restrictive underwriting standards. Credit quality of the portfolio remains high with only five loans classified as non-performing. Commercial loans increased by approximately $4.7 million from last year. Loans secured by commercial real estate increased $18.6 million, a 9.3% increase over 2007. The growth in commercial real estate loans reflects our continuing commitment to local owner occupied commercial financing. Real estate construction loans decreased $12.5 million, a 22.6% decrease over last year. This loan category is comprised of both construction and land development loans. Residential real estate loans decreased $3.0 million from $156.7 million in 2007 to $153.7 million in 2008. Consumer loans totaled $1.5 million in 2008 and $1.0 million in 2007. The Bank offers a complete line of consumer lending products, primarily as a service to the affiliates of our commercial and professional clients. The Bank does not actively market its consumer products at this time, which accounts for the nominal amount of consumer loans. The Bank concentrates on providing banking services to small to medium sized businesses and professionals in our market area. Our loan officers maintain a professional relationship with our clients and are responsive to their financial needs. They are directly involved in the community and it is this involvement and commitment that leads to referrals and continued growth. Loans held for sale totaled $84.3 million at December 31, 2008 compared to $39.1 million at December 31, 2007, an increase of $45.2 million. The increase in loans held for sale is due to a decrease in rates and an increase in loans being refinanced. Loan origination volume including brokered loans totaled $1.07 billion in 2007 compared to $853.8 million in 2008, a 20.2% decrease.
The following tables present the major classifications and maturity distribution of loans held for investment at December 31:

	Composition of Loan Portfolio
	Year Ended December 31
	(Dollars in Thousands)
	2008		2007		2006		2005		2004
		Percentage		Percentage		Percentage		Percentage		Percentage
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Commercial	$69,537	14.31%	$64,860	13.58%	$51,825	11.95%	$38,516	10.42%	$48,427	16.55%
Commercial real estate	218,539	44.97	199,894	41.85	159,996	36.90	137,423	37.17	96,939	33.13
Real estate construction	42,600	8.77	55,074	11.53	68,570	15.81	37,054	10.02	33,073	11.30
Residential real estate	153,740	31.64	156,731	32.82	152,648	35.21	156,185	42.24	113,432	38.77
Consumer	1,513	0.31	1,039	0.22	555	0.13	555	0.15	723	0.25

Total loans	$485,929	100.00%	$477,598	100.00%	$433,594	100.00%	$369,733	100.00%	$292,594	100.00%

	Loan Maturity Distribution
	December 31, 2008
	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
	(In Thousands)
Commercial	$17,812	$19,142	$21,392	$11,191	$69,537
Commercial real estate	28,018	21,224	152,052	17,245	218,539
Real estate construction	18,623	11,973	11,965	39	42,600
Residential real estate	39,040	32,931	64,475	17,294	153,740
Consumer	116	956	441	—	1,513

Total	$103,609	$86,226	$250,325	$45,769	$485,929

Allowance for Loan Losses
The allowance for loan loss totaled approximately $7.5 million at December 31, 2008 and 2007. The allowance for loan losses represents 1.54% of loans held for investment at December 31, 2008 compared to 1.56% in 2007. The provision for loan losses charged to expense was $ 5.4 million in 2008, up from $2.6 million in 2007. The increase in the provision charged to expense is primarily due to two commercial real estate loans that were written down by approximately $4 million to current market values and transferred to OREO. Both properties are in the process of being liquidated.
The level of the allowance for loan losses is determined by management through an ongoing detailed analysis of risk and loss potential within the portfolio as a whole and they have concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve. The schedule below, Allocation of the Allowance for Loan Losses, reflects the pro rata allocation by the different loan types. The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations of the allowance for loan losses, as discussed below.
The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans. The methodology as to how the allowance was derived is detailed below. Adequacy of the allowance is assessed monthly and increased by provisions charged to expense. Charge-offs are taken, no less frequently than at the close of each fiscal quarter. The methodology by which we systematically determine the amount of our allowance is set forth by the Board of Directors in our Credit Policy, pursuant to which our Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits, individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time. All loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this Bank; our collective management experience in administering similar loan portfolios in the market for nearly 150 years; and peer data contained in statistical releases issued by both the Comptroller and the FDIC. Although looking only at peer data and the Bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources. Accordingly, management’s collective experience at this Bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic conditions generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of loss, the loan is classified as impaired and the book balance of the loan is reduced to the expected liquidation value by charging the allowance for loan losses.
In addition to the reserves discussed above, the Mortgage Corporation maintains a separate reserve in other liabilities for potential early payoff and fraud default penalties. At December 31, 2008 the balance in this reserve totaled approximately $1.4 million.

The following tables present an analysis of the allowance for loan losses for the periods indicated.

	Allowance for Loan Losses
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Balance, beginning of period	$7,462	$5,452	$5,215	$4,019	$2,565

Provision for loan losses	5,423	2,588	232	1,196	1,462

Charge-offs:
Commerical	184	—	—	—	8
Commercial real estate	4,038	—	—	—	—
Real estate construction	241	—	—	—	—
Residential real estate	1,055	580	—	—	—
Consumer	42	—	—	—	—

Total charge-offs	5,560	580	—	—	8
Recoveries:
Residential real estate	137	—	—	—	—
Consumer	—	2	5	—	—

Total recoveries	137	2	5	—	—

Net charge-offs	(5,423)	(578)	5	—	(8)

Balance, end of period	$7,462	$7,462	$5,452	$5,215	$4,019

	Allocation of the Allowance for Loan Losses
	Year Ended December 31,
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage
	2008	total	2007	total	2006	total	2005	total	2004	of total
	( Dollars In Thousands)
Commercial	$1,816	24.34%	$1,341	17.97%	$802	14.71%	$1,546	29.64%	$1,475	36.70%
Commercial real estate	2,948	39.51	3,487	46.73	2,296	42.11	1,896	36.36	1,235	30.73
Real estate construction	805	10.79	929	12.45	1,055	19.35	499	9.58	438	10.90
Residential real estate	1,880	25.19	1,695	22.72	1,293	23.72	1,267	24.30	862	21.45
Consumer	13	0.17	10	0.13	6	0.11	6	0.12	9	0.22

Total	$7,462	100.00%	$7,462	100.00%	$5,452	100.00%	$5,215	100.00%	$4,019	100.00%

Non-performing Assets And Loans Past Due
The following table presents information with respect to non-performing assets and 90 day delinquencies for the years indicated.
Non-performing Assets and Accruing Loans Past Due 90 Days or More

	December 31,
(Dollars In thousands)	2008	2007	2006	2005	2004
Non-accrual loans:
Commercial	$74	$187	$—	$1,311	$1,615
Commercial real estate	22	—	—	—	—
Real estate construction	2,678	—	—	—	—
Residential real estate	—	1,474	360	—	543
Consumer and other	101	—	—	—	—

Total non-accrual loans	2,875	1,661	360	1,311	2,158

Restructured loans	—	—	—	—	—

Other real estate owned (“OREO”)	4,455	1,041	—	—	—

Total non-performing assets	$7,330	$2,702	$360	$1,311	$2,158

Ratio of non-performing assets to:
Total loans plus OREO	1.49%	0.56%	0.08%	0.35%	0.74%

Total assets	1.04	0.43	0.06	0.24	0.51

Accruing past due loans:
90 or more days past due	$—	$—	$914	$—	$—
Non-performing assets, which consist of non-accrual loans and other real estate owned (“OREO”) totaled $7.3 million as of December 31, 2008, an increase of $4.6 million compared to December 31, 2007.
Non-accrual loans totaled $2.9 million as of December 31, 2008 and consisted of two residential construction loans, one commercial loan, one consumer loan and one commercial real estate loan.
The accrual of interest is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. When a loan is placed on non-accrual, unpaid interest is reversed against interest income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal and interest income is recorded only after principal recovery is reasonably assured.
The loss potential for each loan has been evaluated and in management’s opinion the risk of loss is adequately reserved against. Management actively works with the borrowers to maximize the potential for repayment and reports on the status to the Board of Directors, no less than on a monthly basis.

Deposits
Deposits totaled $485.4 million at December 31, 2008 and were comprised of non-interest bearing demand deposits in the amount of $75.0 million, savings and interest-bearing deposits in the amount of $95.7 million and time deposits in the amount of $314.7 million. Total deposits increased approximately $12.0 million over December 31, 2007, an increase of 2.5%. Non-interest bearing deposits increased $15.6 million from $59.4 million at December 31, 2007 to $75.0 million at December 31, 2008. This increase is due to a combination of balance fluctuations in existing commercial accounts and new accounts. Savings and interest-bearing deposit accounts decreased $47.1 million from $142.8 million at December 31, 2007 to $95.7 million at December 31, 2008. This decrease occurred primarily in money market accounts due to a decrease in rates that caused customers to move to higher yielding accounts at other banks or time deposits at our bank. Time deposits increased $43.5 million and totaled $314.7 million at December 31, 2008 compared to $271.2 million in 2007. Our customer service focus is mainly on our business and professional customers, which usually generate more referrals for additional new business than do retail account holders.
Brokered or “wholesale” deposits included in time deposits totaled $189.1 million and $92.6 million at December 31, 2008 and 2007 respectively. Brokered deposits include $61.4 million and $4.0 at December 31, 2008 and 2007 respectively, in certificates of deposits enrolled in the Certificate of Deposit Account Registry Service (“CDARS”). Through CDARS depositors are able to obtain FDIC insurance of up to $50.0 million. Together with FHLB borrowings we use brokered deposits to fund the short term cash needs associated with LHFS program discussed under “Loans” as well as other funding needs.
The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2008, 2007 and 2006 are presented below.

	Average Deposits and Average Rates Paid
	(Dollars In Thousands)
	Year Ended December 31
	2008			2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-bearing demand deposits	$8,956	$100	1.12%	$9,507	$199	2.09%	$10,691	$224	2.10%
Money market deposit accounts	112,391	2,653	2.36%	111,344	4,888	4.39%	118,548	4,859	4.10%
Savings accounts	3,137	101	3.22%	4,989	231	4.63%	2,147	88	4.10%
Time deposits	263,175	11,197	4.25%	256,805	12,808	4.99%	230,896	10,605	4.59%

Total interest-bearing deposits	387,659	14,051	3.62%	382,645	18,126	4.74%	362,282	15,776	4.35%
Non-interest bearing demand deposits	63,214			62,354			61,506

Total deposits	$450,873			$444,999			$423,788

The table below presents the maturity distribution of time deposits at December 31, 2008.
Certificate of Deposit Maturity Distribution

	December 31, 2008
	Three months	Over three	Over
	or less	through twelve months	twelve months	Total
	(In Thousands)
Less than $100,000	$102,957	$88,944	$44,877	$236,778
Greater than or equal to $100,000	18,197	43,627	16,069	77,893

	$121,154	$132,571	$60,946	$314,671

Borrowings
Borrowed funds consist of advances from the FHLB, subordinated debentures (trust preferred), securities sold under agreement to repurchase, U.S. Treasury demand notes, federal funds purchased and commercial paper. At December 31, 2008 borrowed funds totaled $150.9 million, compared to $87.4 million at December 31, 2007. Short-term borrowings at December 31, 2008 increased $61.9 million from December 31, 2007. The increase in short term borrowings is due in part to the $45.2 million increase in loans held for sale and the remainder is due to other short term funding requirements.
The following table provides a break down of all borrowed funds.

	Borrowed Funds Distribution
	Year Ended December 31
	2008	2007	2006
	(In Thousands)
At Period End
FHLB advances	$44,333	$15,500	$45,000
Securities sold under agreements to repurchase	21,395	14,814	14,541
Commercial paper	26,136	9,454	20,599
U.S. Treasury demand notes	1,718	1,907	—
FHLB long term borrowings	41,107	39,524	42,572
Subordinated debentures	6,186	6,186	10,311
Federal funds purchased	9,993	—	4,811

Total at period end	$150,868	$87,385	$137,834

Average Balances
FHLB advances	$13,524	$60,224	$61,066
Securities sold under agreements to repurchase	16,269	11,695	4,644
Commercial paper	19,836	15,679	17,586
U.S. Treasury demand notes	861	234	—
FHLB long term borrowings	54,173	41,932	23,722
Subordinated debentures	6,186	9,237	10,311
Federal funds purchased	164	716	419

Total average balance	$111,013	$139,717	$117,748

Average rate paid on all borrowed funds	3.32%	5.14%	5.02%

Shareholders’ Equity
Shareholders’ equity totaled $57.9 million at December 31, 2008, compared to $58.0 million at December 31, 2007. Changes in shareholders’ equity during 2008 include earnings of $4.7 million, proceeds from stock options exercised of $.4 million, dividend reinvestment of $.5 million, shares repurchased of $5.9 million, cash dividends paid of $.4 million, stock based compensation of $.1 million and other comprehensive income of $.6 million.
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

The table below presents an analysis of risk based capital and outlines the regulatory components of capital and risk based capital ratios.

	Risk Based Capital Analysis
	Year Ended December 31
	2008	2007	2006
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$8,551	$9,052	$9,867
Capital surplus	17,411	21,833	29,316
Retained earnings	31,123	26,832	23,620
Subordinated debt (trust preferred debenture)	6,000	6,000	10,000

Total Tier 1 capital	63,085	63,717	72,803

Subordinated debt not included in Tier 1	—	—	—
Allowance for loan losses	6,662	6,585	5,688

Total Risk Based Capital	$69,747	$70,302	$78,491

Risk weighted assets	$532,195	$525,676	$484,987

Quarterly average assets	$649,817	$632,752	$631,378

Capital Ratios:
Tier 1 risk based capital ratio	11.85%	12.12%	15.01%
Total risk based capital ratio	13.11%	13.37%	16.18%
Leverage ratio	9.71%	10.07%	11.53%
RESULTS OF OPERATIONS
Net income increased for 2008 and totaled $4.7 million, or $.46 per diluted common share compared to $3.7 million or $.31 per diluted common share in 2007. Earnings in 2008 were directly impacted by a $5.4 million provision for loan losses, up from $2.6 million in 2007 as a result of non-performing loans being charged off or otherwise written down. Interest and dividend income decreased $6.6 million from $45.4 million in 2007 to $38.8 million in 2008. The decrease in interest income was largely due to lower yields on loans as a result of the prime rate decreasing from 7.25% at the beginning of the year and ending the year at 3.25%. Approximately 62 % of the Bank’s loans have variable interest rates. Interest expense decreased $7.6 million from $25.3 million in 2007 to $17.7 million in 2008. The decrease in interest expense was due to a $28.7 million decrease in average borrowed funds and lower interest rates paid on deposit accounts. Non-interest income increased $3.1 million in 2008 as a result of increased gains on the sale of loans. Non-interest expense decreased approximately $1.0 million as other operating expenses declined.
Net income totaled $3.7 million for the year ended December 31, 2007, a decrease of $3.9 million from $7.6 million in 2006. Diluted earnings per share for 2007 were $.31 compared to $.72 in 2006. Earnings in 2007 reflect $2.9 million in expenses associated with the repurchase and subsequent disposition of mortgage loans originated by the Mortgage Corporation. The other significant factor impacting income in 2007 was an increase in the allowance for loan losses of $2.0 million due to the $44.0 million growth in loans held for investment.

Net Interest Income
Net interest income, the principal source of Bank earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. During 2008 our net interest margin increased 30 basis points from 3.18% in 2007 to 3.48%. The weighted average yield on earning assets decreased 77 basis points while the weighted average rate paid on interest bearing liabilities decreased 128 basis points contributing to the increase in net interest margin. During 2008 we lowered rates on all deposit accounts and reduced average borrowings by $28.7 million. Interest sensitive time deposits were replaced with wholesale funds at lower rates. The table below, Yield on Average Earning Assets and Rates on Average Interest Bearing Liabilities, summarizes the major components of net interest income for the past three years and also provides yields, rates and average balances.
Net interest income on a fully taxable equivalent basis increased from $20.2 million in 2007 to $21.1 million in 2008. Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated yields and rates. Fluctuation in interest rates impacts the volume, mix and yield of average earning assets. The target federal funds rate, the rate that dictates national prime rate and determines many other short-term loan and liability rates, was 4.25% at December 31, 2007 and declined during 2008 as the economy deteriorated and reached an effective rate of 0% at December 31, 2008.
Average interest earning assets decreased $27.9 million to $606.0 million in 2008, down from $633.9 million in 2007. The decline in average earning assets was due in part to a $25.8 million decrease in average investment securities, primarily as a result of securities being called by the issuers. Average loans outstanding in 2008 totaled $510.5 million compared to $522.1 million a decrease of $11.6 million, primarily due to a $10.1 million decrease in construction loans. Average interest bearing deposits and federal funds in federal funds sold increased $8.4 million in 2008.
Interest expense totaled $17.7 million in 2008, a decrease of $7.6 million from 2007. Interest bearing deposits averaged $387.7 million in 2008 compared to $382.6 million in 2007. Borrowed funds averaged $111.0 million, down from $139.7 million in 2007. The average cost of interest bearing liabilities was 3.56% in 2008 compared to 4.84% in 2007. The decrease in the cost of funding being greater than the decrease in earning asset yield, combined with a change in the mix and volume of interest earning assets and interest-bearing liabilities is responsible for the improvement in net interest margin. See the table below entitled Volume and Rate analysis for changes in earning assets and interest bearing liabilities.
Net interest income increased in 2007 to $20.1 million compared to $18.3 million in 2006. Average interest earning assets increased $64.4 million to $633.9 million in 2007, up from $569.5 million in 2006.
During 2007 net interest margin decreased 3 basis points from 3.21% in 2006 to 3.18%. The weighted average yield on earning assets increased 15 basis points and the weighted average rate paid on interest bearing liabilities increased 32 basis points
Interest expense totaled $25.3 million for the year ended December 31, 2007, an increase of approximately $3.6 million over 2006. Total interest bearing deposits averaged $382.6 million in 2006 compared to $362.3 million in 2006. Borrowed funds averaged $139.7 million, up from $117.7 million in 2006. The increase in deposits and borrowings funded the growth in earning assets. The average cost of interest bearing liabilities was 4.84% in 2007 compared to 4.52% in 2006.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities*
	Year Ended December 31,
	2008			2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(In Thousands)
Assets:
Interest earning assets:
Securities	$68,522	$3,440	5.02%	$94,331	$4,324	4.58%	$107,165	$4,687	4.37%
Loans(3)	510,521	34,875	6.83%	522,122	40,303	7.72%	454,146	34,899	7.68%
Interest bearing deposits and federal funds sold	26,911	487	1.81%	17,474	846	4.84%	8,193	400	4.88%

Total interest earning assets	605,954	38,802	6.40%	633,927	45,473	7.17%	569,504	39,986	7.02%
Non-interest earning assets:
Cash and due from banks	5,257			6,784			10,546
Premises, land and equipment	9,475			9,710			9,616
Other assets	12,012			5,333			5,531
Less: allowance for loan losses	(8,248)			(6,170)			(5,363)

Total non-interest earning assets	18,496			15,657			20,330

Total Assets	$624,450			$649,584			$589,834

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$8,956	$100	1.12%	$9,507	$199	2.09%	$10,691	$224	2.10%
Money market deposit accounts	112,391	2,653	2.36%	111,344	4,888	4.39%	118,548	4,859	4.10%
Savings accounts	3,137	101	3.22%	4,989	231	4.63%	2,147	88	4.10%
Time deposits	263,175	11,197	4.25%	256,805	12,808	4.99%	230,896	10,605	4.59%

Total interest-bearing deposits	387,659	14,051	3.62%	382,645	18,126	4.74%	362,282	15,776	4.35%
FHLB Advances	13,524	454	3.36%	60,224	3,197	5.31%	61,066	3,161	5.18%
Securities sold under agreements to repurchase and federal funds purchased	16,433	260	1.58%	12,410	516	4.16%	5,062	166	3.28%
Other short-term borrowings	20,697	363	1.75%	15,913	641	4.03%	17,586	738	4.20%
Long-term borrowings	54,173	2,195	4.05%	41,932	2,018	4.81%	23,722	962	4.06%
Subordinated debentures	6,186	417	6.74%	9,237	806	8.73%	10,311	880	8.53%

Total interest-bearing liabilities	498,672	17,740	3.56%	522,361	25,304	4.84%	480,029	21,683	4.52%

Non-interest bearing liabilities:
Demand deposits	63,214			62,354			61,506
Other liabilities	5,682			1,526			4,029

Total liabilities	567,568			586,241			545,564
Shareholders’ Equity	56,882			63,343			44,270

Total Liabilities and Shareholders’ Equity:	$624,450			$649,584			$589,834

Interest Spread(1)			2.85%			2.33%			2.50%

Net Interest Margin(2)*		$21,062	3.48%		$20,169	3.18%		$18,303	3.21%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3)	Loans placed on non-accrual status are included in loan balances

*	Note: Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

	Volume and Rate Analysis
	Years Ended December 31
	2008 compared to 2007			2007 compared to 2006			2006 compared to 2005
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$(884)	$(1,267)	$383	$(363)	$(584)	$221	$2,197	$1,814	$383
Loans	(5,428)	(879)	(4,549)	5,404	5,226	178	9,856	6,713	3,143
Interest bearing deposits	(356)	299	(655)	431	434	(3)	121	(18)	139
Federal funds sold	(2)	18	(20)	15	16	(1)	1	1	—

Total Increase (Decrease) in Interest Income	(6,670)	(1,829)	(4,841)	5,487	5,092	395	12,175	8,510	3,665

Interest Bearing Liabilities:
Interest-bearing demand deposits	(99)	(11)	(88)	(25)	(24)	(1)	24	—	24
Money market deposit accounts	(2,235)	46	(2,281)	29	(304)	333	604	(406)	1,009
Savings accounts	(130)	(71)	(59)	143	130	13	84	43	41
Time deposits	(1,611)	311	(1,922)	2,203	1,240	963	6,046	4,376	1,669

Total interest-bearing deposits	(4,075)	275	(4,350)	2,350	1,042	1,308	6,758	4,013	2,743
FHLB Advances	(2,743)	(1,861)	(882)	36	(42)	78	1,551	785	766
Securities sold under agreements to repurchase	(256)	132	(388)	350	304	46	147	124	23
Other short-term borrowings	(278)	155	(433)	(97)	(54)	(43)	488	359	129
Long-term borrowings	177	529	(352)	1,056	851	205	45	(12)	57
Trust Preferred	(389)	(230)	(159)	(74)	(95)	21	173	1	172

Total Increase (Decrease) in Interest Expense	(7,564)	(1,000)	(6,564)	3,621	2,006	1,615	9,162	5,270	3,890

Increase (Decrease) in Net Interest Income	$894	(829)	$1,723	$1,866	3,086	$(1,220)	$3,013	3,240	$(225)

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 34% tax rate.
Provision for Loan Losses
The provision for loan losses charged to operating expense in 2008 was $5.4 million, up from $2.6 million in 2007. This amount was determined by management to restore the allowance for loan losses to a level believed to be adequate to absorb inherent losses in the loan portfolio based on an evaluation as of December 31, 2008.
The provision for loan losses charged to operating expense in 2007 was $2.6 million up from $232 thousand in 2006. The increase in the provision for loan losses is primarily due to the $44.0 million increase in loans held for investment.
Non-Interest Income
Non-interest income consists of revenue generated from service fees on deposit accounts, gains on sale of loans and other charges and fees. The Mortgage Corporation provides the most significant contributions towards non-interest income and is subject to wide fluctuations due to the general interest rate environment and economic conditions. Total non-interest income was $30.8 million in 2008 compared to $27.7 million in 2007. Gains on the sale of loans originated by the Mortgage Corporation totaled $24.9 million in 2008 compared to $20.2 million in 2007. Gains on sale of loans increased in 2008 despite a decrease in loan originations. The increase is largely due to an increase in the profit margin on loans sold by the Mortgage Corporation. Mortgage broker fees amounted to $1.7 million in 2008 down from $3.9 million in 2007 due to a decrease in loans originated in this manner. Other income, comprised primarily of miscellaneous loan fees, totaled $3.8 million in 2008 compared to $3.2 million in 2007.
Total non-interest income was $27.7 million in 2007, compared to $27.6 million in 2006. Gains on the sale of loans totaled $20.2 million in 2007 compared to $19.8 million in 2006. Mortgage broker fees amounted to $3.9 million in 2007 down from $5.3 million in 2006, as fewer loans were originated in this manner.
Non-Interest Expense
Non-interest expense totaled $39.0 million in 2008 compared to $39.9 million in 2007. Compensation and employee benefits, the largest component of non-interest expense, totaled $20.8 million in 2008 compared to $19.6 million in 2007, an increase of $1.2 million. The increase is primarily due to increased staff and merit salary increases. Other operating expense totaled $15.7 million for the period ended December 31, 2008 compared to $17.8 million in 2007, a decrease of $2.1 million. The decrease is primarily attributable to a $3.4 million decrease in broker premiums as a result of eliminating wholesale operations at the Mortgage Corporation in 2007. Management fees increased approximately $820 thousand in 2008 and represent fees paid for managing certain offices of the Mortgage Corporation.

The provision for losses on loans sold by the Mortgage Corporation increased $345 thousand and represents amounts credited to the allowance for possible losses associated with loans sold.
Non-interest expense totaled $39.9 million in 2007 up $5.7 million from $34.2 million in 2006. Occupancy expense increased $668 thousand in 2007 largely due to the opening of two new banking offices and normal rent increases. Other operating expense increased $4.9 million due to a $755 thousand increase in broker premiums, a $2.0 million increase in the provision for losses on loans sold and an $860 thousand increase in other expenses.
Note 17 to the consolidated financial statements provides the composition of other expense.
Income Taxes
Income tax expense totaled approximately $2.7 million in 2008 compared to $1.6 million in 2007, an increase of $1.1 million. The increase in taxes is due to an increase of approximately $2.2 million in pre tax earnings. Note 9 to the consolidated financial statements show the components of federal income tax.

Quarterly Results (unaudited)
The following is a summary of the results of operations for each quarter of 2008 and 2007.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except Per Share Data)
2008
Total interest income	$10,019	$9,511	$9,727	$9,535	$38,792
Total interest expense	5,237	4,262	4,172	4,069	17,740
Net interest income	4,782	5,249	5,555	5,466	21,052
Provision for loan losses	408	1,399	1,855	1,761	5,423
Net interest income after provision for loan losses	4,374	3,850	3,700	3,705	15,629
Total noninterest income	8,442	8,022	5,640	8,709	30,813
Total noninterest expense	10,181	10,215	8,147	10,455	38,998
Income tax expense	944	595	424	737	2,700

Net income	$1,691	$1,062	$769	$1,222	$4,744

Earnings Per Share:
Basic	$0.16	$0.10	$0.08	$0.12	$0.46
Diluted	0.16	0.10	0.08	0.12	0.46

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except Per Share Data)
2007
Total interest income	$11,173	$11,517	$11,699	$11,037	$45,426
Total interest expense	6,117	6,587	6,633	5,967	25,304
Net interest income	5,056	4,930	5,066	5,070	20,122
Provision for loan losses	291	465	942	890	2,588
Net interest income after provision for loan losses	4,765	4,465	4,124	4,180	17,534
Total noninterest income	8,161	7,920	6,117	5,509	27,707
Total noninterest expense	10,967	10,096	10,020	8,866	39,949
Income tax expense	633	782	(23)	198	1,590

Net income	$1,326	$1,507	$244	$625	$3,702

Earnings Per Share:
Basic	$0.11	$0.13	$0.02	$0.06	$0.32
Diluted	0.11	0.12	0.02	0.06	0.31
Liquidity Management
Liquidity is the ability of the Corporation to meet current and future cash flow requirements. The liquidity of a financial institution reflects its ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Corporation’s ability to meet the daily cash flow requirements of both depositors and borrowers.
Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Corporation’s customers, but also to maintain an appropriate balance between interest sensitive assets and interest sensitive liabilities so that the Corporation can earn an appropriate return for its shareholders.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2008, overnight interest bearing balances totaled $13.7 million and securities available for sale net of restricted stock totaled $85.1 million.
The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2008, the Corporation had a line of credit with the FHLB totaling $196.7 million and outstanding variable rate loans of $30.0 million, and an additional $55.4 million in term loans at fixed rates ranging from 2.55% to 5.07% leaving approximately $111.3 million available on the line. In addition to the line of credit at the FHLB, the Bank and Mortgage Corporation issue repurchase agreements and commercial paper. As of December 31, 2008, outstanding repurchase agreements totaled $21.4 million and commercial paper issued amounted to $26.1 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at December 31, 2008, these lines amounted to $13.4 million. The Corporation also has $6.2 million in subordinated debentures to support the growth of the organization.
The Bank relies on deposits and other short and long term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider. The Corporation expects its short and long term sources of liquidity and capital to remain adequate to support expected growth.
Contractual Obligations
The following table summarizes the Corporation’s contractual obligations to make future payments as of December 31, 2008.

	Payments Due By Period
	December 31, 2008
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
	(In Thousands)
Certificates of deposit	$253,726	$51,934	$9,011	$314,671
FHLB advances	44,333	—	—	44,333
Securities sold under agreements to repurchase	21,395	—	—	21,395
Fed funds purchased	9,993			9,993
FHLB long-term borrowings	—	29,643	11,464	41,107
Commercial paper	26,136	—	—	26,136
U.S. Treasury demand notes	1,717	—	—	1,717
Subordinated debentures	—	—	6,186	6,186
Leases	365	594	617	1,576
Other contractual commitments	2,800	—	—	2,800

Total	$360,465	$82,171	$27,278	$469,914

Off Balance Sheet Items
During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2008, these commitments amounted to $20.9 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on. At December 31, 2008 the Bank had approximately $99.6 million in unfunded lines and letters of credit. At December 31, 2007, loan commitments were $16.8 million and unfunded lines and letters of credit were $115.0 million.
The Mortgage Corporation had open forward contracts at December 31, 2008 totaling $99.2 million and $33.7 million at December 31, 2007. See Notes 10 and 11 to the consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2008. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2008 over a twelve month period, an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 1.00%. An immediate 200 basis points increase in interest rates would result in an increase in net interest income by 2.89%. A 100 basis points decrease in interest rates would result in a negative variance in net interest income and is considered remote given current interest rate levels. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.
The Corporation’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Corporation manages its exposure to fluctuations in interest rates through policies established by its Funds Management Committee. The Funds Management Committee meets monthly and has responsibility for formulating and implementing strategies to improve balance sheet positioning and earnings and reviewing interest rate sensitivity.
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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Access National Corporation
Reston, Virginia
We have audited Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Access National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Access National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 27, 2009 expressed an unqualified opinion thereon.
     /S/
BDO Seidman LLP
Richmond, Virginia
March 27, 2009

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders Access National Corporation Reston, Virginia
We have audited the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 27, 2009 expressed an unqualified opinion thereon.
     /S/
BDO Seidman LLP
Richmond, Virginia
March 27, 2009

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
December 31, 2008 and 2007
(In Thousands, Except for Per Share Data)

	2008	2007
Assets

Cash and due from banks	$8,785	$6,238
Interest bearing deposits in other banks and federal funds sold	13,697	13,266
Securities available for sale, at fair value	91,015	73,558
Loans held for sale, carried at fair value in 2008	84,312	39,144
Loans, net of allowance for loan losses 2008, $7,462; 2007, $7,462	478,467	470,136
Premises and equipment, net	9,211	9,712
Other assets	16,837	10,322

Total assets	$702,324	$622,376

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Non-interest bearing demand deposits	$75,000	$59,415
Savings and interest bearing deposits	95,730	142,820
Time deposits	314,671	271,183

Total deposits	485,401	473,418

Short-term borrowings	103,575	41,676
Long-term borrowings	41,107	39,524
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	8,110	3,611

Total liabilities	644,379	564,415

Shareholders’ Equity
Common stock, par value, $.835, authorized 60,000,000 shares, issued and outstanding, 10,240,747 in 2008 and 10,840,730 in 2007	8,551	9,052
Additional paid in capital	17,410	21,833
Retained earnings	31,157	26,846
Accumulated other comprehensive income, net	827	230

Total shareholders’ equity	57,945	57,961

Total liabilities and shareholders’ equity	$702,324	$622,376

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Per Share Data)

	Year Ended December 31,
	2008	2007	2006
Interest and Dividend Income
Loans	$34,875	$40,303	$34,898
Interest-bearing deposits and federal funds sold	486	846	399
Securities	3,431	4,277	4,641

Total interest and dividend income	38,792	45,426	39,938

Interest Expense
Deposits	14,051	18,125	15,776
Short-term borrowings	1,077	4,354	4,065
Long-term borrowings	2,195	2,018	962
Trust preferred capital notes	417	807	879

Total interest expense	17,740	25,304	21,682

Net interest income	21,052	20,122	18,256
Provision for loan losses	5,423	2,588	232

Net interest income after provision for loan losses	15,629	17,534	18,024

Non-interest Income
Service fees on deposit accounts	438	365	359
Gain on sale of loans	24,859	20,241	19,813
Mortgage broker fee income	1,672	3,890	5,280
Other income	3,844	3,211	2,181

Total non-interest income	30,813	27,707	27,633

Non-interest Expense
Compensation and employee benefits	20,781	19,578	19,404
Occupancy	1,546	1,419	751
Furniture and equipment	933	1,111	1,108
Other	15,738	17,841	12,949

Total non-interest expense	38,998	39,949	34,212

Income before income taxes	7,444	5,292	11,445

Income taxes	2,700	1,590	3,853

Net Income	$4,744	$3,702	$7,592

Earnings per common share:
Basic	$0.46	$0.32	$0.81

Diluted	$0.46	$0.31	$0.72

Average outstanding shares:
Basic	10,298,631	11,620,130	9,429,074
Diluted	10,423,555	11,866,468	10,541,873
See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except for Per Share Data)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2005	$6,644	$9,099	$16,228	$(785)	$31,186

Comprehensive income:
Net income	—	—	7,592	—	7,592
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $132)	—	—	—	256	256

Total comprehensive income					7,848
Stock offering (2,300,000 Shares)	1,920	18,063	—	—	19,983
Stock options & warrants exercised (1,462,286 shs)	1,232	1,348	—	—	2,580
Dividend Reinvestment plan (103,449 Shares)	77	805	—	—	882
Repurchase of common stock (7,362 Shares)	(6)	(45)	—	—	(51)
Cash dividend	—	—	(179)	—	(179)
Stock-based compensation expense recognized in earnings	—	46	—	—	46

Balance, December 31, 2006	9,867	29,316	23,641	(529)	62,295

Comprehensive income:
Net income	—	—	3,702	—	3,702
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $391)	—	—	—	759	759

Total comprehensive income					4,461
Stock options exercised (178,320 Shares)	149	151	—	—	300
Dividend Reinvestment plan (91,105 Shares)	76	729	—	—	805
Repurchase of common stock under share repurchase program (1,245,624 Shares)	(1,040)	(8,462)	—	—	(9,502)
Cash dividend	—	—	(497)	—	(497)
Stock-based Compensation expense recognized in earnings	—	99	—	—	99

Balance, December 31, 2007	9,052	21,833	26,846	230	57,961
Comprehensive income:
Net income	—	—	4,744	—	4,744
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $307)	—	—	—	597	597

Total comprehensive income					5,341
Stock options exercised (137,682 Shares)	115	284	—	—	399
Dividend Reinvestment plan (87,171 Shares)	73	398	—	—	471
Repurchase of common stock under share repurchase program (824,836 Shares)	(689)	(5,241)	—	—	(5,930)
Cash dividend	—	—	(433)	—	(433)
Stock-based Compensation expense recognized in earnings	—	136	—	—	136

Balance, December 31, 2008	$8,551	$17,410	$31,157	$827	$57,945

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$4,744	$3,702	$7,592
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,423	2,588	237
Deferred tax benefit	(906)	(1,106)	(576)
Stock based compensation	136	99	46
Valuation allowance on derivatives	(231)	68	(24)
Net amortization on securities	2	(20)	(5)
Depreciation and amortization	747	839	846
Loss on disposal of assets	5	1	2
Changes in assets and liabilities:
Originations of loans held for sale	(777,966)	(886,433)	(807,549)
Proceed from sale of loans held for sale	732,798	912,609	787,248
Increase in other assets	(8,221)	(1,851)	(1,921)
Increase (decrease) in other liabilities	4,499	(2,110)	(221)

Net cash (used in) provided by operating activities	(38,970)	28,386	(14,325)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	61,357	66,612	21,591
Proceeds from sale of securities	2,927	—	—
Purchases of securities available for sale	(80,840)	(33,838)	(38,590)
Net increase in loans	(13,754)	(44,581)	(63,862)
Proceeds from sale of assets	35	23	—
Proceeds from sales of other real estate owned	2,449	1,363	—
Purchases of premises and equipment	(199)	(970)	(692)

Net cash used in investing activities	(28,025)	(11,391)	(81,553)

Cash Flows from Financing Activities
Net increase (decrease) in demand, interest-bearing demand and savings deposits	(31,505)	2,704	(30,596)
Net increase in time deposits	43,488	31,782	49,899
Increase in securities sold under agreement to repurchase	16,574	273	13,564
Net increase (decrease) in other short-term borrowings	45,326	(43,548)	24,191
Net increase (decrease) in long-term borrowings	1,583	(7,173)	19,786
Proceeds from issuance of common stock	870	1,105	23,446
Repurchase of common stock	(5,930)	(9,502)	(51)
Dividends paid	(433)	(497)	(179)

Net cash provided by (used in) financing activities	69,973	(24,856)	100,060

Increase (decrease) in cash and cash equivalents	2,978	(7,861)	4,182
Cash and Cash Equivalents
Beginning	19,504	27,365	23,183

Ending	$22,482	$19,504	$27,365

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$17,360	$25,285	$21,660

Cash payments for income taxes	$3,480	$4,815	$3,532

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$904	$1,150	$388
See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Nature of Operations - Access National Corporation (the “Corporation “) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The holding company was formed on June 15, 2002. The Corporation owns all of the stock of its subsidiaries including Access National Bank (the “Bank”), Access National Capital Trust I and Access National Capital Trust II. The Bank is an independent commercial bank chartered under federal laws as a national banking association. The Trust subsidiaries were formed for the purpose of issuing redeemable capital securities.
The Bank has two active wholly-owned subsidiaries: the Mortgage Corporation, a mortgage banking company, and Access Real Estate, a real estate company.
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
Restrictions on Cash and Cash Equivalents - As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the FRB. At December 31, 2008 and 2007, the amount of daily average required balances were approximately $350,000 and $25,000 respectively.
Securities - Debt securities that management has both the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Restricted stock comprised of FRB and FHLB stock is carried at cost.
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available for sale at December 31, 2008 and 2007.
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
The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans and other loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Notes to Consolidated Financial Statements
All interest accrued but not collected for loans that are placed on non-accrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Loans Held for Sale - The Corporation adopted SFAS No. 159 January 1, 2008 for all one to four unit residential loans originated and intended for sale in the secondary market. Loans held for sale are recorded at fair value, determined individually, as of the balance sheet date. Prior to January 1, 2008 loans held for sale were recorded at the lower of cost or fair value.
Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions which may affect a borrower’s ability to repay, overall portfolio quality, and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.
A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Derivative Financial Instruments - The Mortgage Corporation enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary market. The Mortgage Corporation also enters into forward sales agreements for certain funded loans and loan commitments. The Mortgage Corporation records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a component of other income. Loans originated and intended for sale in the secondary market are carried at fair value.
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
The Corporation has determined these derivative financial instruments do not meet the hedging criteria required by SFAS 133 and has not designated these derivative financial instruments as hedges. Accordingly, changes in fair value are recognized currently in income.
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

Notes to Consolidated Financial Statements
Real Estate Owned - Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and current market conditions. Gains or losses on sales of real estate owned are recognized upon disposition. Real estate owned is included in other assets. At December 31, 2008 real estate owned totaled $4.5 million. At December 31, 2007 real estate owned totaled $1.0 million.
Income Taxes - Income tax expense is the total of the current year income tax due or refundable, the change in deferred tax assets and liabilities, and any adjustments related to unrecognized tax benefits. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Stock-Based Compensation Plans - On January 1, 2006 the Corporation adopted the revised SFAS No. 123R, “Share Based Payment” (SFARS 123R) using the modified prospective method. In accordance with SFAS 123R, the Corporation measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized over the period during which the employee is required to provide service in exchange for the award, the requisite service period. No compensation expense is recognized for equity instruments for which employees do not render the requisite service. The Corporation determines the fair value of the employee stock options using the Black-Scholes option pricing model.
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
Fair Value Measurements - On January 1, 2008, the Corporation adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Corporation will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.
On January 1, 2008, the Corporation adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Corporation elected to apply fair value accounting to loans held for sale originated subsequent to December 31, 2007.
See Note 18 - Fair Value Measurements.
Advertising Costs - The Corporation follows the policy of charging the costs of advertising to expense as incurred.
Recent Accounting Pronouncements
In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The adoption of this statement did not have a material effect on the Corporation’s consolidated financial statements.
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

Notes to Consolidated Financial Statements
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
In February 2008, the FASB issued FSP 157-2. The staff position delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS 157. The new staff position defers the effective date of SFAS 157 to January 1, 2009 for items within the scope of the staff position. The Corporation is currently evaluating the impact of FSP 157-2 on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 clarifies the sources of accounting principles used in the preparation of financial statements in the United States. This guidance became effective in 2008 and did not have a material effect on the Corporation’s consolidated financial statements upon implementation.
In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. The Corporation adopted FSP 157-3 for the year ended December 31, 2008 and the effect of adoption on the consolidated financial statements was not material.

Notes to Consolidated Financial Statements
Note 2. Securities
Amortized costs and fair values of the securities available for sale as of December 31, 2008 and 2007 are as follows:

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	(Losses)	Fair Value
	(In Thousands)
U.S. Treasury Notes	$999	$7	$—	$1,006
U.S. Governmental Agencies	74,934	1,420	—	76,354
Mortgage Backed Securities	1,428	2	(39)	1,391
Taxable Municipals	5,006	3	(89)	4,920
Mutual Fund	1,500	—	(52)	1,448
Restricted Stock -
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	5,002	—	—	5,002

	$89,763	$1,432	$(180)	$91,015

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	(Losses)	Fair Value
	(In Thousands)
U.S. Treasury Notes	$995	$18	$—	$1,013
U.S. Governmental Agencies	61,365	417	(62)	61,720
Mortgage Backed Securities	793	6	—	799
Tax Exempt Municipals	2,890	6	(5)	2,891
Taxable Municipals	1,110	—	(11)	1,099
Mutual Fund	1,500	—	(21)	1,479
Restricted Stock -
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	3,663	—	—	3,663

	$73,210	$447	$(99)	$73,558

Notes to Consolidated Financial Statements
Note 2. Securities (continued)
The amortized cost and estimated fair value of securities available for sale as of December 31, 2008 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	December 31, 2008
		Estimated
	Amortized	Fair
	Cost	Value
	(In Thousands)
US Treasury and agencies
Due in one year or less	$999	$1,006
Due after one through five years	25,000	25,121
Due after five through ten years	49,934	51,233
Municipals
Due after one through five years	905	907
Due after five through ten years	4,101	4,013
Mortgage backed securities:
Due in one year or less	381	382
Due after one through five years	127	128
Due after fifteen years	920	881
Mutual fund	1,500	1,448
Restricted stock:
FRB stock	894	894
FHLB stock	5,002	5,002

	$89,763	$91,015

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $62,779,000 at December 31, 2008 and $58,516,000 at December 31, 2007.

Notes to Consolidated Financial Statements
Note 2. Securities (continued)
Investment securities available for sale that have an unrealized loss position at December 31, 2008 and December 31, 2007 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

Mortgage backed securities	$881	$(39)	$—	$—	$881	$(39)
Municipals-taxable	4,012	(89)	—	—	4,012	(89)
CRA mutual fund	—	—	1,448	(52)	1,448	(52)

Total	$4,893	$(128)	$1,448	$(52)	$6,341	$(180)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

U.S. Government Agencies	$—	$—	$19,812	$(62)	$19,812	$(62)
Municipals-taxable	—	—	1,100	(11)	1,100	(11)
Municipals-tax exempt	457	(2)	915	(3)	1,372	(5)
CRA mutual fund	—	—	1,479	(21)	1,479	(21)

Total	$457	$(2)	$23,306	$(97)	$23,763	$(99)

Management does not believe that any individual unrealized loss as of December 31, 2008 and December 31, 2007 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

Notes to Consolidated Financial Statements
Note 3. Loans
The composition of net loans is summarized as follows:

	December 31,
	2008	2007
	(In Thousands)
Loans secured by real estate:
Real estate construction	$42,600	$55,074
Residential	153,740	156,731
Commercial real estate	218,539	199,894
Commercial	69,537	64,860
Consumer loans	1,513	1,039

Total loans	485,929	477,598
Less allowance for loan losses	7,462	7,462

Net loans	$478,467	$470,136

Note 4. Allowance for Loan Losses
Changes in the allowance for loan losses were as follows:

	December 31,
	2008	2007	2006
	(In Thousands)
Balance at beginning of year	$7,462	$5,452	$5,215
Provision charged to operating expense	5,423	2,588	232
Loan recoveries	137	2	5
Loan charge-offs	(5,560)	(580)	—

Balance at end of year	$7,462	$7,462	$5,452

Non-accrual loans amounted to $2,874,708 at December 31, 2008 and $1,660,736 at December 31, 2007. There were no non-accrual loans at December 31, 2006. If interest had been accrued, such income would have been approximately $54,422 and $90,723 respectively.

Notes to Consolidated Financial Statements
Note 5. Non-performing Assets and Accruing Loans Past Due 90 Days or More
The following table summarizes non-performing assets.

	December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Commercial & Industrial	$74	$187
Commercial real estate	22
Real estate construction	2,678
Residential real estate	—	1,474
Consumer and other	101	—

Total non-accrual loans	2,875	1,661

Other real estate owned (“OREO”)	4,455	1,041

Total non-performing assets	$7,330	$2,702

Ratio of non-performing assets to:
Loans held for investment plus OREO	1.49%	0.56%

Total assets	1.04	0.43

Accruing past due loans:
90 or more days past due	$—	$—
Note 6. Premises and Equipment, Net
Premises and equipment, net, are summarized as follows:

	December 31,
	2008	2007
	(In Thousands)
Land	$2,549	$2,549
Premises	5,749	6,460
Leasehold improvements	1,182	711
Furniture & equipment	3,132	2,975

	12,612	12,695
Less accumulated depreciation	(3,401)	(2,983)

	$9,211	$9,712

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2008, 2007 and 2006 was $747,000, $839,000, and $846,000 respectively.

Notes to Consolidated Financial Statements
Note 7. Deposits
The composition of deposits is summarized as follows at December 31, 2008 and 2007:

	2008		2007
Type of Account	Amount	%	Amount	%
	(In Thousands)
Interest-bearing demand deposits	$9,854	2.03%	$9,865	2.08%
Money market deposit accounts	81,260	16.74	129,904	27.44
Savings accounts	4,616	0.95	3,051	0.64
Time deposits	314,671	64.83	271,183	57.28

Total interest-bearing deposits	410,401	84.55	414,003	87.45
Non-interest bearing demand deposits	75,000	15.45	59,415	12.55

Total deposits	$485,401	100.00%	$473,418	100.00%

The aggregate amount of time deposits with a minimum denomination of $100,000 was $77,893,000 and $157,565,000 at December 31, 2008 and 2007, respectively.
At December 31, 2008, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2009	$253,725
2010	47,157
2011	4,776
2012	5,123
2013	2,644
Later years	1,246

$314,671

Brokered deposits totaled $189,145,000 and $92,639,000 at December 31, 2008 and 2007 respectively.

Notes to Consolidated Financial Statements
Note 8. Borrowings
Short-term borrowings consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In Thousands)
Securities sold under agreements to repurchase	$21,395	$14,814
Commercial paper arrangements	26,136	9,455
FHLB borrowings	44,333	15,500
Federal funds purchased	9,993	—
U.S. Treasury demand notes	1,718	1,907

Total	$103,575	$41,676

Weighted interest rate	1.10%	3.66%

Average for the year ended December 31:
Outstanding	$50,749	$72,869
Interest rate	2.26%	5.91%

Maximum month-end outstanding	$103,575	$139,991

Notes to Consolidated Financial Statements
Note 8. Borrowings (continued)
Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include short-term advances from the FHLB, which are secured by mortgage-related loans and U.S. Government agencies securities. The carrying value of the loans pledged as collateral for FHLB advances total $191,733,000 at December 31, 2008 and $153,375,000 at December 31, 2007. In addition, the Mortgage Corporation engaged in unsecured commercial paper arrangements payable on demand with commercial customers of the Bank. U.S. Treasury demand notes are included in short-term borrowings and are secured by securities issued by U.S. Government agencies.
At December 31, 2008, the Bank’s fixed-rate long-term debt with the FHLB totaled $41,107,000 and matures through 2015. The interest rate on the fixed-rate notes payable ranges from 2.55% to 5.07%.
The contractual maturities of long-term debt at December 31, 2008 were as follows:

Due in 2010	$20,893
Due in 2011	8,750
Due in 2013	4,250
Due in 2014	2,750
Due in 2015	4,464

Total Due	$41,107

The Bank has remaining lines of credit available with the FHLB which totaled $111,259,000 at December 31, 2008.
Access National Capital Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable trust preferred securities. The principal asset of the Trust was $4.1 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the trust preferred securities. During September 2007, the Corporation redeemed $4.1 million of trust preferred securities originally issued in 2002.
During 2003, Access National Capital Trust II, a wholly-owned subsidiary of the Corporation which was formed for the purpose of issuing redeemable trust preferred securities. On September 29, 2003, Access National Capital Trust II issued $6.2 million of trust preferred securities. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2008 was 8.02%. Interest is payable quarterly. The securities have a mandatory redemption date of September 29, 2034 and are subject to varying call provisions beginning January 7, 2009. The principal asset of the Trust is $6.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the trust preferred securities.
The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not considered as Tier 1 capital may be included in Tier 2 capital.
The obligations of the Corporation with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations with respect to the trust preferred securities.
Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related trust preferred securities.

Notes to Consolidated Financial Statements
Note 9. Income Taxes
Net deferred tax assets consisted of the following components as of December 31, 2008 and 2007:

	2008	2007
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$2,537	$2,036
Deferred fees	415	574
Other	1,037	482

	3,989	3,092

Deferred tax liability:
Depreciation	84	93
Securities available for sale	426	118

	510	211

Net deferred tax assets included in other assets	$3,479	$2,881

The provision for income taxes charged to operations for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Current tax expense	$3,606	$2,696	$4,429
Deferred tax (benefit)	(906)	(1,106)	(576)

	$2,700	$1,590	$3,853

Notes to Consolidated Financial Statements
The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2008, 2007 and 2006 as follows:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Computed “expected” tax expense	$2,531	$1,799	$3,888
Increase (decrease) in income taxes resulting from:
State income taxes	144	(180)	12
Other	25	(29)	(47)

	$2,700	$1,590	$3,853

Note 10. Commitments and Contingent Liabilities
The Corporation is committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2008, 2007 and 2006 totaled $957,852, $931,575 and $253,000 respectively.
The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2009	$365
2010	298
2011	297
2012	304
2013	313

$1,577

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Corporation does not anticipate any material loss as a result of these transactions. See Note 11 for additional information.

Notes to Consolidated Financial Statements
Note 10. Commitments and Contingent Liabilities (continued)
As part of its mortgage banking activities, the Mortgage Corporation enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Corporation then either locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (“Best Efforts”) or commits to deliver the locked loan in a binding (“Mandatory”) delivery program with an investor. Certain loans under rate lock commitments are covered under, forward sales contracts of mortgage-backed securities (MBS), Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in non-interest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded.
Since the Mortgage Corporation’s derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.
At December 31, 2008 and 2007 the Mortgage Corporation had open forward contracts (Mandatory and MBS) with a notional value of $99,179,000 and $33,672,000, respectively. The open forward delivery contracts are composed of $74,929,000 and $8,672,000 under mandatory delivery programs and $24,250,000 and $25,000,000 of forward sales of MBS at December 31, 2008 and 2007, respectively. The fair value of these open forward contracts was $99,240,000 and $33,543,000, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Corporation does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Corporation does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Corporation could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.
Interest rate lock commitments made on a best efforts basis were $10,029,000 and $9,765,000 at December 31, 2008 and 2007, respectively. Fair values of these commitments were $10,074,000 and $9,765,000 at December 31, 2008 and 2007, respectively.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $20,911,000 and $16,800,000 in outstanding commitments at December 31, 2008 and 2007, respectively.
The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $93,911,000 and $93,388,000 in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2008 and 2007, respectively.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $5,704,000 and $4,879,000 at December 31, 2008 and 2007, respectively.
In addition to the above, the Corporation is subject to risks related to the mortgage origination operations of the Mortgage Corporation. See Note 10 for a discussion of those risks.

Notes to Consolidated Financial Statements
Note 12. Related Party Transactions
The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These related parties were indebted to the Corporation for loans totaling $13,984,000 and $10,062,000 at December 31, 2008 and 2007, respectively. During 2008, total principal additions were $5,200,000 and total principal payments and commitment changes were $1,278,000. The aggregate amount of deposits at December 31, 2008 and 2007 from directors and officers was $19,187,000 and $9,333,000 respectively.
Note 13. Stock Option Plan
The Corporation’s shareholders approved the Corporation’s 1999 Stock Option Plan (“the Stock Plan”) at the 2000 Annual Meeting of Shareholders. At December 31, 2008 there were 1,122,358 shares reserved under the Stock Plan. The Stock Plan allows for incentive stock options to be granted with an exercise price equal to the fair market value at the date of grant. The expiration date on options granted is three and one half years from the grant date.
Total compensation cost, net of taxes, for share-based payment arrangements recognized in 2008, 2007 and 2006 was $84,163, $61,445 and $28,348 respectively.
Cash received from option exercises under share-based payment arrangements for 2008, 2007 and 2006 was $399,000, $300,000 and $759,000 respectively.

Notes to Consolidated Financial Statements
Note 13. Stock Option Plan (continued)
Changes in the stock options outstanding under the Stock Plan are summarized as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	713,624	$6.07	815,244	$4.80	1,277,408	$3.76
Granted	97,375	6.29	80,900	9.47	250	8.95
Exercised	137,682	2.89	178,320	1.68	446,286	1.70
Lapsed or Canceled	83,700	12.35	4,200	11.23	16,128	8.40

Outstanding at end of year	589,617	$5.96	713,624	$6.07	815,244	$4.80

Options exercisable at end of year	426,892	$5.28	605,454	$5.61	727,020	$4.63

Options outstanding at year end 2008 were as follows:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Price	Outstanding	Life (in yrs)	Price	Exercisable	Life (in yrs)	Price
$1.00-3.45	202,938	0.60	$3.39	202,938	0.60	$3.39
$3.46-6.94	213,345	2.44	6.44	125,270	2.33	6.58
$6.95-7.54	100,934	1.67	7.52	98,434	1.64	7.52
$7.55-9.58	72,400	1.58	9.58	250	0.71	8.95

	589,617	1.57	$5.96	426,892	1.35	$5.28

The fair value of stock options granted was determined using the following weighted average assumptions:

	2008	2007	2006
Expected life of options granted	2.62 Years	2.6 Years	3 Years
Risk-free interest rate	3.04%	4.56%	4.76%
Expected volatility of stock	35%	33%	18.70%
Annual expected dividend yield	1%	1%	0%
Fair Value of Granted Options	$174,028	$188,073	$14,514
Nonvested Options	162,725	108,170	88,224
The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $514,680, $1,357,329 and $3,885,204 respectively.
The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of December 31, 2008 was $134,720. The cost is expected to be recognized over a weighted average period of 1.36 years.

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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
At December 31, 2008 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institutions’ category.

Notes to Consolidated Financial Statements
Note 14. Capital Requirements (continued)
     The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007, in thousands, are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
December 31, 2008
Total Capital
(to Risk Weighted Assets)
Corporation	$69,747	13.11%	$42,576	8.00%	$53,220	10.00%
Bank	$65,095	12.26%	$42,489	8.00%	$53,111	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$63,085	11.86%	$21,277	4.00%	$31,915	6.00%
Bank	$58,433	11.00%	$21,245	4.00%	$31,867	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$63,085	9.71%	$25,993	4.00%	$32,491	5.00%
Bank	$58,433	9.00%	$25,961	4.00%	$32,452	5.00%
December 31, 2007:
Total Capital
(to Risk Weighted Assets)
Corporation	$70,153	13.66%	$41,088	8.00%	$51,360	10.00%
Bank	$62,494	12.17%	$41,068	8.00%	$51,336	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$63,717	12.41%	$20,544	4.00%	$30,816	6.00%
Bank	$56,051	10.92%	$20,534	4.00%	$30,801	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$63,717	10.07%	$25,310	4.00%	$31,638	5.00%
Bank	$56,051	8.87%	$25,266	4.00%	$31,583	5.00%

Note 15. Earnings Per Share
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

				Year Ended December 31,
	2008			2007			2006
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except Per Share Data)
Earnings per share
Basic	$4,744	10,299	$0.46	$3,702	11,620	$0.32	$7,592	9,429	$0.81
Effect of dilutive securities:
Stock options	—	125	—	—	246	—	—	1,113	—
Diluted	—	—	$0.46	—	—	$0.31	—	—	$0.72

Diluted earnings per share	$4,744	10,424	$0.46	$3,702	11,866	$0.31	$7,592	10,542	$0.72

Note 16. Employee Benefits
The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan, which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $346,000, $367,000, and $245,000 were charged to expense under the Plan for 2008, 2007, and 2006 respectively.

Notes to Consolidated Financial Statements
Note 17. Other Expenses
The Corporation had the following other expenses as of December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Advertising and promotional expense	$3,760	$3,921	$4,190
Investor fees	889	891	663
Broker premium	3	3,443	2,688
Legal fees	403	99	143
Other settlement fees	146	251	164
Management fees	2,380	1,560	1,227
Provision for losses on loans sold	2,095	1,750	(266)
Buy down expense	332	(119)	(119)
Buy Back Expense	142	409	—
Business and franchise tax	406	458	251
Accounting and auditing service	623	570	402
Consulting fees	334	405	416
Early payoff and default penalties	119	331	320
Office supplies-stationery print	175	150	162
Telephone	282	331	353
Postage	157	223	250
Credit reports	238	299	146
Other office expenses	95	152	178
Other operating expenses	139	179	169
Data processing	472	374	355
Regulatory examinations	155	159	112
FDIC insurance	350	51	51
Other	2,043	1,954	1,094

	$15,738	$17,841	$12,949

Note 18. Fair Value Measurements
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
The Corporation used the following methods to determine the fair value of each type of financial instrument:
Investment securities: The fair values for investment securities are determined by quoted market prices from active markets (Level 1).

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
Impaired loans: The fair values of impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans on a non-recurring basis. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The use of discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral (Level 3).
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

		Fair Value Measurement
		at December 31, 2008 Using
		(In Thousands)
		Quoted Prices
		in Active
		Markets for
		Identical	Other	Significant
		Assets (Leve l	Observable	Unobservable
Description	Carrying Value	1)	Inputs (Level 2)	Inputs (Level 3)

Financial Assets-Recurring
Available for sale investment securities (1)	$85,119	$85,119	$—	$—
Residential loans held for sale	84,312	—	84,312	—
Derivative assets	363			363
Financial Liabilities-Recurring
Derivative liabilities	272			272

Financial Assets-Non-Recurring
Impaired loans (2)	2,875			2,875
Other real estate owned (3)	4,455		4,455

(1)	Excludes restricted stock.

(2)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Represents appraised value and realtor comparables less estimated selling expenses.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month period ended December 31, 2008.

Net Derivatives
(In Thousands)
Balance September 30, 2008	$200
Realized and unrealized gains (losses) included in earnings	(109)
Unrealized gains (losses) included in other comprehensive income	—
Purchases, Settlements, paydowns, and maturities	—
Transfer into Level 3	—

Balance December 31, 2008	$91

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the twelve month period ended December 31, 2008.

Net Derivatives
(In Thousands)
Balance January 1, 2008	$(140)
Realized and unrealized gains included in earnings	231
Unrealized gains (losses) included in other comprehensive income	—
Purchases, settlements, paydowns, and maturities	—
Transfer into Level 3	—

Balance December 31, 2008	$91

Financial instruments recorded using SFAS 159
Under SFAS 159, the Corporation may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption of SFAS 159, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election, with respect to an item, may not be revoked once an election is made. Additionally, the transaction provisions of SFAS 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in net income. The Corporation elected the fair value option on all loans held for sale transactions subsequent to December 31, 2007.
The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at December 31, 2008, measured at fair value under SFAS 159, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

	Aggregate		Contractual
(In Thousands)	Fair Value	Difference	Principal
Residential mortgage loans held for sale	$84,312	$2,109	$82,203
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, and accrued interest. The methodologies for other financial assets and financial liabilities are discussed below:

Cash and Short-Term Investments
For those short-term instruments, the carrying amount is a reasonable estimate of fair value.
Securities
For securities, fair values are based on quoted market prices or dealer quotes.
Loans Held for Sale
Loans held for sale and are recorded at fair value, determined individually, as of the balance sheet date. Prior to January 1, 2008 loans held for sale were recorded at the lower of cost or fair value.
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
At December 31, 2008 and 2007, the majority of off-balance-sheet items is variable rate instruments or converts to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$22,482	$22,482	$19,504	$19,504
Securities available for sale	85,119	85,119	69,001	69,001
Restricted stock	5,896	5,896	4,557	4,577
Loans, net of allowance	562,779	562,430	509,280	506,056
Derivatives	273	273	—	—

Total Financial Assets	$676,549	$676,200	$602,342	$599,138

Financial liabilities:
Deposits	$485,401	$486,989	$473,418	$475,674
Short-term borrowings	103,575	104,083	41,676	41,676
Long-term borrowings	41,107	42,458	39,524	42,777
Subordinated debentures	6,186	6,321	6,186	6,192
Derivatives	182	182	140	140

Total Financial Liabilities	$636,451	$640,033	$560,944	$566,459

Current accounting pronouncements require disclosure of the estimated fair value of financial instruments. Effective January 1, 2008, fair value is defined in accordance with SFAS No. 157 as disclosed in Note 18. Given the current market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments in accordance with the definition of SFAS No. 157. Since negotiated prices in illiquid markets depends upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values.
Note 19. Subsequent Event
On February 11, 2009 the Bank issued $30.0 million in new senior unsecured debt at 2.74% maturing February 15, 2012 under the TLG Program.

Notes to Consolidated Financial Statements
Note 20. Segment Reporting
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
The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process.

Notes to Consolidated Financial Statements
The following table presents segment information for the years ended December 31, 2008, 2007 and 2006:

	Commercial	Mortgage			Consolidated
2008	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$37,910	$1,778	$71	$(967)	$38,792
Gain on sale of loans	—	24,863	—	(4)	24,859
Other	1,961	4,472	1,148	(1,627)	5,954

Total operating income	39,871	31,113	1,219	(2,598)	69,605

Expenses:
Interest expense	16,972	865	873	(970)	17,740
Salaries and employee benefits	7,520	13,261	—	—	20,781
Other	10,836	12,692	1,740	(1,628)	23,640

Total operating expenses	35,328	26,818	2,613	(2,598)	62,161

Income before income taxes	$4,543	$4,295	$(1,394)	$—	$7,444

Total assets	$662,885	$85,909	$9,476	$(55,946)	$702,324

Capital expenditures	98	72	29		199

	Commercial	Mortgage			Consolidated
2007	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$45,176	$3,594	$665	$(4,009)	$45,426
Gain on sale of loans	—	20,244	—	(3)	20,241
Other	1,452	7,256	1,081	(2,323)	7,466

Total operating income	46,628	31,094	1,746	(6,335)	73,133

Expenses:
Interest expense	23,881	4,166	1,270	(4,013)	25,304
Salaries and employee benefits	6,822	12,756	—	—	19,578
Other	6,546	16,989	1,746	(2,322)	22,959

Total operating expenses	37,249	33,911	3,016	(6,335)	67,841

Income before income taxes	$9,379	$(2,817)	$(1,270)	$—	$5,292

Total assets	$599,835	$46,184	$9,115	$(32,758)	$622,376

Capital expenditures	554	111	305		970

	Commercial	Mortgage			Consolidated
2006	Banking	Banking	Other	Eliminations	Totals
		(In Thousands)
Revenues:
Interest income	$39,526	$3,972	$250	$(3,810)	$39,938
Gain on sale of loans	—	19,865	—	(52)	19,813
Other	1,644	7,435	1,331	(2,590)	7,820

Total operating income	41,170	31,272	1,581	(6,452)	67,571

Expenses:
Interest expense	20,092	4,053	1,352	(3,815)	21,682
Salaries and employee benefits	6,371	13,033	—	—	19,404
Other	4,120	12,123	1,434	(2,637)	15,040

Total operating expenses	30,583	29,209	2,786	(6,452)	56,126

Income before income taxes	$10,587	$2,063	$(1,205)	$—	$11,445

Total assets	$591,973	$69,749	$9,876	$(26,816)	$644,782

Capital expenditures	$248	$444	$—	$—	$692

Notes to Consolidated Financial Statements
Note 21. Parent Corporation Only Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Balance Sheets

	December 31,
	2008	2007
	(In Thousands)
Assets
Cash	$10	$2
Other investments	4,028	7,280
Investment in subsidiaries	59,604	56,606
Other assets	804	725

Total assets	$64,446	$64,613

Liabilities
Subordinated debentures	$6,186	$6,186
Other liabilities	315	466

Total liabilities	6,501	6,652

Shareholders’ Equity
Common stock	8,551	9,052
Capital surplus	17,410	21,833
Retained earnings	31,157	26,846
Accumulated other comprehensive income	827	230

Total shareholders’ equity	57,945	57,961

Total liabilities and shareholders’ equity	$64,446	$64,613

Notes to Consolidated Financial Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Income
Dividends from subsidiaries	$3,203	$1,260	$1,005
Interest	72	665	250
Other	81	46	94

	3,356	1,971	1,349
Expenses
Interest expense on subordinated debentures	418	807	879
Other expenses	1,122	1,188	832

Total expenses	1,540	1,995	1,711

Income before income taxes and undistributed income of subsidiaries	1,816	(24)	(362)

Income tax (benefit)	(526)	(487)	(518)

Income before undistributed income of subsidiaries	2,342	463	156
Undistributed income of subsidiaries	2,402	3,239	7,436

Net income	$4,744	$3,702	$7,592

Notes to Consolidated Financial Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$4,744	$3,702	$7,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(2,402)	(3,239)	(7,436)
(Increase) decrease in other assets	(79)	147	(592)
Increase (decrease) in other liabilities	(150)	205	(273)
Stock Based Compensation	136	99	46

Net cash provided by (used in) operating activities	2,249	914	(663)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	—	—	(5,000)
(Increase) decrease in other investments	3,252	12,059	(17,514)

Net cash provided by (used in) investing activities	3,252	12,059	(22,514)

Cash Flows from Financing Activities
Repurchase of common stock	(5,930)	(9,502)	(51)
Net proceeds from issuance of common stock	870	1,105	23,446
Redemption of subordinated debentures	—	(4,125)	—
Dividends paid	(433)	(497)	(180)

Net cash provided by (used in) financing activities	(5,493)	(13,019)	23,215

Increase (decrease) in cash and cash equivalents	8	(46)	38

Cash and Cash Equivalents
Beginning	2	48	10

Ending	$10	$2	$48

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
The Corporation’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Report of Management’s Assessment of Internal Control over Financial Reporting
The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
With the supervision and participation of its Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission and based on this assessment has concluded the Corporation’s internal control over financial reporting is effective as of that date.
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
The Corporation’s independent registered public accounting firm, BDO Seidman LLP, has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the Corporation’s internal control over financial reporting which is included in “Item 8 — Financial Statements and Supplementary Data” herein.
ITEM 9B — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors,” “Certain Relationships and Related Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
The information contained under the captions “Executive Compensation” in the 2009 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the captions “Security Ownership of Management “and “Security Ownership of Certain Beneficial Owners” in the 2009 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships between the Corporation and its directors and officers is contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” in the 2009 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2009 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) Exhibit Index:

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

Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation’s total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1+	Employment Letter Agreement between Access National Bank and Michael W. Clarke (incorporated by reference to Exhibit 10.1 to Form 10-K filed March 31, 2005)

10.2+	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 31, 2005)

10.3+	Employment Agreement between Access National Bank and Charles Wimer (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed March 31, 2003)

10.4+	Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 31, 2005)

10.4.1+	Amendment #1 to Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 15, 2007)

10.5*+	Annual Compensation of Non-Employee Directors

10.6*+	Base Salaries for Named Executive Officers

10.7+	Access National Bank 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed March 31, 2003)

10.7.1+	Form of Incentive Stock Option Agreement for Employee under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to Form 8-K filed January 31, 2007)

10.7.2+	Form of Incentive Stock Option for Employee-Director under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.2 to Form 8-K filed January 31, 2007)

10.7.3+	Form of Non-Qualified Stock Option Agreement for Director under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.3 to Form 8-K filed January 31, 2007)

10.8	Lease agreement between Access National Bank and William and Blanca Spencer (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed March 31, 2003)

10.9	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed March 31, 2003)

Exhibit No.	Description
14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-KSB filed March 30, 2004)

21*	Subsidiaries of Access National Corporation

23*	Consent of BDO Seidman, LLP

24*	Power of Attorney (included on the signature page of this report)

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

+	indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation
(Registrant)

Date: March 27, 2009	By:	/s/ Michael W. Clarke Michael W. Clarke
President and Chief Executive Officer

Date: March 27, 2009	By:	/s/ Charles Wimer Charles Wimer
Executive Vice President and Chief Financial Officer

SIGNATURES
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Michael W. Clarke his true and lawful attorney-in-fact and agent with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, and his substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Randolph Babbitt
J. Randolph Babbitt	Director	March 12, 2009

/s/ Michael W. Clarke
Michael W. Clarke	Chairman, President, Chief Executive Officer &	March 12, 2009
Director
(Principal Executive Officer)

/s/ John W. Edgemond IV
John W. Edgemond IV	Director	March 12, 2009

/s/ James L. Jadlos
James L. Jadlos	Director	March 12, 2009

/s/ Thomas M. Kody
Thomas M. Kody	Director	March 12, 2009

/s/ Robert C. Shoemaker
Robert C. Shoemaker	Director	March 12, 2009

/s/ Charles Wimer
Charles Wimer	Executive Vice President and Chief Financial	March 12, 2009
Officer
(Principal Financial Officer and Principal
Accounting Officer)