Form 10-Q
period 2009-03-31
ACCESS NATIONAL CORP
filed 2009-05-15
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
           (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of May 5, 2009 was 10,297,840 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets, March 31, 2009 and December 31, 2008 (audited)	Page 2
	Consolidated Statements of Income, three months ended March 31, 2009 and 2008	Page 3
	Consolidated Statements of Changes in Shareholders’ Equity, three months ended March 31, 2009 and 2008	Page 4
	Consolidated Statements of Cash Flows, three months ended March 31, 2009 and 2008	Page 5
	Notes to Consolidated Financial Statements (unaudited)	Page 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 32
Item 4.	Controls and Procedures	Page 33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 34
Item1A.	Risk Factors	Page 34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 34
Item 3.	Defaults Upon Senior Securities	Page 34
Item 4.	Submission of Matters to a Vote of Security Holders	Page 34
Item 5.	Other Information	Page 34
Item 6.	Exhibits	Page 35

	Signatures	Page 36

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share Data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$6,483	$8,785
Interest-bearing deposits in other banks and federal funds sold	66,877	13,697
Securities available for sale, at fair value	83,802	91,015
Loans held for sale, at fair value	93,829	84,312
Loans	485,623	485,929
Allowance for loan losses	(7,641)	(7,462)

Net loans	477,982	478,467
Premises and equipment	9,081	9,211
Accrued interest receivable	3,143	3,193
Other real estate owned	4,453	4,455
Other assets	9,585	9,189

Total assets	$755,235	$702,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$114,316	$75,000
Savings and interest-bearing deposits	91,472	95,730
Time deposits	340,850	314,671

Total deposits	546,638	485,401
Other liabilities
Short-term borrowings	76,999	103,575
Long-term borrowings	54,240	41,107
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	10,261	8,110

Total liabilities	694,324	644,379

SHAREHOLDERS’ EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding,10,294,229 shares in March 31, 2009 and 10,240,747 shares in December 31, 2008	8,596	8,551
Surplus	17,611	17,410
Retained earnings	33,719	31,157
Accumulated other comprehensive income (loss), net	985	827

Total shareholders’ equity	60,911	57,945

Total liabilities and shareholders’ equity	$755,235	$702,324

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest and Dividend Income
Interest and fees on loans	$8,667	$8,903
Interest on deposits in other banks	32	265
Interest and dividends on securities	980	851

Total interest and dividend income	9,679	10,019

Interest Expense
Interest on deposits	3,081	4,268
Interest on short-term borrowings	316	306
Interest on long-term borrowings	476	550
Interest on subordinated debentures	63	113

Total interest expense	3,936	5,237

Net interest income	5,743	4,782
Provision for loan losses	1,369	408

Net interest income after provision for loan losses	4,374	4,374

Non-interest Income
Service fees on deposit accounts	134	103
Gain on sale of loans	13,789	6,854
Mortgage broker fee income	140	562
Other income	1,097	923

Total non-interest income	15,160	8,442

Non-interest Expense
Salaries and employee benefits	7,505	5,930
Occupancy and equipment	632	636
Other operating expenses	6,743	3,615

Total noninterest expense	14,880	10,181

Income before income taxes	4,654	2,635

Income tax expense	1,990	944

NET INCOME	$2,664	$1,691

Earnings per common share:
Basic	$0.26	$0.16

Diluted	$0.26	$0.16

Average outstanding shares:
Basic	10,267,385	10,619,830
Diluted	10,311,653	10,795,800
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2009 and 2008
(In Thousands)
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2008	$8,551	$17,410	$31,157	$827	$57,945

Comprehensive income:
Net income	—	—	2,664	—	2,664
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $82)	—	—	—	158	158

Total comprehensive income					2,822
Stock option exercises (27,744 shares)	23	71	—	—	94
Dividend reinvestment plan (46,279 shares)	39	156	—	—	195
Repurchased under share repurchase program (20,542 shares)	(17)	(76)	—	—	(93)
Cash dividend	—	—	(102)	—	(102)
Stock-based compensation expense recognized in earnings	—	50	—	—	50

Balance, March 31, 2009	$8,596	$17,611	$33,719	$985	$60,911

Balance, December 31, 2007	$9,052	$21,833	$26,846	$230	$57,961

Comprehensive income:
Net income	—	—	1,691	—	1,691
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $255)	—	—	—	495	495

Total comprehensive income					2,186
Stock option exercises (85,398 Shares)	71	137	—	—	208
Dividend reinvestment plan	—	—	—	—	—
Repurchased under share repurchase program (587,387 shares)	(490)	(3,787)	—	—	(4,277)
Cash dividend	—	—	(227)	—	(227)
Stock-based compensation expense recognized in earnings	—	32	—	—	32

Balance, March 31, 2008	$8,633	$18,215	$28,310	$725	$55,883

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$2,664	$1,691
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses — net of recoveries	1,369	408
Deferred tax expense	383	255
Stock based compensation	50	32
Valuation allowance on derivatives	(175)	(359)
Net amortization accretion on securities	(4)	(4)
Depreciation and amortization	163	192
Loss on disposal of assets	—	5
Changes in assets and liabilities:
Valuation of loans held for sale carried at fair value	1,881	1,486
Increase in loans held for sale	(11,398)	(20,385)
(Increase) decrease in other assets	(659)	1
Increase in other liabilities	2,148	1,511

Net cash used in operating activities	(3,578)	(15,167)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	18,027	27,238
Purchases of securities available for sale	(10,568)	(17,213)
Net (increase) decrease in loans	(884)	13,312
Increase in federal fund sold	—	(123)
Proceeds from sale of equipment	—	32
Proceeds from sales of other real estate owned	—	567
Purchases of premises and equipment	(7)	(108)

Net cash provided by investing activities	6,568	23,705

Cash Flows from Financing Activities
Net increase (decrease) in non-interest bearing and interest-bearing deposits	35,058	(1,624)
Net increase (decrease) in time deposits	26,180	(14,689)
Net (decrease) in securities sold under agreement to repurchase	(4,961)	—
Net decrease in other short-term borrowings	(21,615)	(5,409)
Net increase in long-term borrowings	13,132	27,113
Proceeds from issuance of common stock	289	208
Purchases of common stock	(93)	(4,278)
Dividends Paid	(102)	(119)

Net cash provided by financing activities	47,888	1,202

Increase in cash and cash equivalents	50,878	9,740
Cash and Cash Equivalents
Beginning	22,482	19,502

Ending	$73,360	$29,242

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,966	$5,249

Cash payments for income taxes	$—	$850

Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$241	$750
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
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2008, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

NOTE 3 — STOCK-BASED COMPENSATION PLANS
During the first three months of 2009, the Corporation granted 99,250 stock options to officers, directors, and employees under the 1999 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date. Stock—based compensation expense recognized in other operating expense during the first three months of 2009 was approximately $50 thousand and $32 thousand for the same period in 2008. The fair value of options is estimated on the date of grant using a Black-Scholes option-pricing model with the assumptions noted below.
A summary of stock option activity under the Plan for the three months ended March 31, 2009 is presented as follows:

Three Months Ended
March 31, 2009

Expected life of options granted	3.33
Risk-free interest rate	1.07%
Expected volatility of stock	47%
Annual expected dividend yield	1%

Fair Value of Granted Options	$171,393
Non-Vested Options	259,975

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding at beginning of year	589,617	$5.96	1.57	$284,885
Granted	99,250	$3.99	3.33	$—
Exercised	27,744	$3.37	0.03	$—
Lapsed or Canceled	18,800	$7.40	0.25	$—

Outstanding at March 31, 2009	642,323	$5.72	1.73	$272,752

Exercisable March 31, 2009	382,348	$5.32	1.24	$212,210

NOTE 4 — SECURITIES
Amortized costs and fair values of securities available for sale as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Securities	$—	$—	$—	$—
U.S. Government Agencies	69,903	1,092	—	70,995
Mortgage Backed Securities	1,333	3	(73)	1,263
Municipals — taxable	5,015	495	—	5,510
CRA Mutual Fund	1,500	—	(23)	1,477
Restricted Securities
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	3,663	—	—	3,663

Total Securities	$82,308	$1,590	$(96)	$83,802

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Treasury Securities	$999	$7	$—	$1,006
U.S. Governmental Agencies	74,934	1,420	—	76,354
Mortgage Backed Securities	1,428	2	(39)	1,391
Municipals — taxable	5,006	3	(89)	4,920
CRA Mutual Fund	1,500	—	(52)	1,448
Restricted Securities
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	5,002	—	—	5,002

Total Securities	$89,763	$1,432	$(180)	$91,015

NOTE 4 — SECURITIES (continued)
The amortized cost and fair value of securities available for sale as of March 31, 2009 and December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and Agencies
Due in one year or less	$—	$—	$999	$1,006
Due after one through five years	10,000	10,052	25,000	25,121
Due after five through ten years	59,903	60,943	49,934	51,233
Municipals
Due after one through five years	905	909	905	907
Due after ten years	4,110	4,601	4,101	4,013
Mortgage Backed Securities
Due in one year or less	450	454	381	382
Due after one through five years	—	—	127	128
Due after ten years	883	809	920	881
Mutual Fund	1,500	1,477	1,500	1,448
Restricted Securities:
Federal Reserve Bank stock	894	894	894	894
FHLB stock	3,663	3,663	5,002	5,002

Total	$82,308	$83,802	$89,763	$91,015

NOTE 4 — SECURITIES (continued)
Investment securities available for sale that have an unrealized loss position at March 31, 2009 and December 31, 2008 are as follows:

	Securities in a Loss		Securities in a Loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2009	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

Mortgage Backed Securities	$—	$—	$809	$(73)	$809	$(73)
CRA Mutual Fund	—	—	1,477	(23)	1,477	(23)

Total	$—	$—	$2,286	$(96)	$2,286	$(96)

	Securities in a Loss		Securities in a Loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

Mortgage Backed Securities	$881	$(39)	$—	$—	$881	$(39)
Municipals-Taxable	4,012	(89)	—	—	4,012	(89)
CRA Mutual Fund	—	—	1,448	(52)	1,448	(52)

Total	$4,893	$(128)	$1,448	$(52)	$6,341	$(180)

Management does not believe that any individual unrealized loss as of March 31, 2009 and December 31, 2008 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

NOTE 5 — LOANS
The following table presents the composition of the loan portfolio at March 31, 2009 and December 31, 2008:

	March 31,	Percent of	December 31,	Percent of
	2009	Total	2008	Total
	(In Thousands)
Commercial	$64,714	13.33%	$69,537	14.31%
Commercial real estate	223,090	45.94	218,539	44.97
Real estate construction	45,755	9.42	42,600	8.77
Residential real estate	150,684	31.03	153,740	31.64
Consumer	1,380	0.28	1,513	0.31

	$485,623	100.00%	$485,929	100.00%

Less allowance for loan losses	7,641		7,462

	$477,982		$478,467

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

NOTE 6 — SEGMENT REPORTING (continued)
The following table presents segment information for the three months ended March 31, 2009 and 2008:

	Commercial	Mortgage			Consolidated
2009	Banking	Banking	Other	Eliminations	Totals
(In Thousands)

Revenues:
Interest income	$9,197	$915	$10	$(443)	$9,679
Gain on sale of loans	—	13,789	—	—	13,789
Other revenues	376	1,258	308	(571)	1,371

Total revenues	9,573	15,962	318	(1,014)	24,839

Expenses:
Interest expense	3,816	390	173	(443)	3,936
Salaries and employee benefits	1,848	5,657	—	—	7,505
Other	2,897	5,963	455	(571)	8,744

Total operating expenses	8,561	12,010	628	(1,014)	20,185

Income before income taxes	$1,012	$3,952	$(310)	$—	$4,654

Total assets	$709,741	$96,427	$44,471	$(95,404)	$755,235

	Commercial	Mortgage			Consolidated
2008	Banking	Banking	Other	Elimination	Totals
(In Thousands)

Revenues:
Interest income	$9,837	$514	$38	$(370)	$10,019
Gain on sale of loans	—	6,858	—	(4)	6,854
Other revenues	552	1,329	265	(558)	1,588

Total revenues	10,389	8,701	303	(932)	18,461

Expenses:
Interest expense	5,029	351	227	(370)	5,237
Salaries and employee benefits	1,963	3,967	—	—	5,930
Other	1,759	3,078	384	(562)	4,659

Total operating expenses	8,751	7,396	611	(932)	15,826

Income before income taxes	$1,638	$1,305	$(308)	$—	$2,635

Total assets	$584,560	$62,560	$43,711	$(63,630)	$627,201

NOTE 7 — EARNINGS PER SHARE (EPS)
The following tables show the calculation of both basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2009 and 2008, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(In thousands except for share data)

BASIC EARNINGS PER SHARE:
Net income	$2,664	$1,691

Weighted average shares outstanding	10,267,385	10,619,830

Basic earnings per share	$0.26	$0.16

DILUTED EARNINGS PER SHARE:
Net income	$2,664	$1,691

Weighted average shares outstanding	10,267,385	10,619,830
Stock options and warrants	44,268	175,970

Weighted average diluted shares outstanding	10,311,653	10,795,800

Diluted earnings per share	$0.26	$0.16

NOTE 8 — DERIVATIVES
As part of its mortgage banking activities, the Mortgage Corporation enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Corporation then either locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (“Best Efforts”) or commits to deliver the locked loan in a binding (“Mandatory”) delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage-backed securities (MBS). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in non-interest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded.
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
At March 31, 2009 and December 31, 2008, the Mortgage Corporation had derivative financial instruments with a notional value of $239.2 million and $131.8 million respectively. The fair value of these derivative instruments at March 31, 2009 and December 31, 2008 was $265 thousand and $100 thousand respectively and included in other assets.
Included in other non-interest income at March 31, 2009 and March 31, 2008 was a net loss of $290 and a net gain of $100 thousand respectively relating to derivative instruments.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS 157. The new staff position defers the effective date of SFAS 157 to January 1, 2009 for items within the scope of the staff position. The expiration of the delay did not have a material impact on the Corporation’s consolidated financial statements.
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

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting non-controlling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interests. SFAS 160 is effective for the Corporation on January 1, 2009. Earlier adoption is prohibited. The adoption of SFAS 160 did not have a material impact on the Corporation’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB statement No. 133”. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Corporation on January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Corporation’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1”) which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, and will be effective June 30, 2009, for the Corporation.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairment” (“FSP FAS 115-2”) which amends the other-than-temporary impairment guidance under GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP requires that the annual disclosures in FAS 115 and FSP FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” be made for interim periods. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 and will be effective June 30, 2009, for the Corporation. Management does not anticipate that this FSP will have a material impact on the Corporation’s consolidated financial condition or results of operations.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurement” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and will be effective June 30, 2009, for the Corporation, and should be applied prospectively. Management does not anticipate that this FSP will have a material impact on the Corporation’s consolidated financial condition or results of operations.
NOTE 10 — FAIR VALUE
Fair Value Pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the fair value is the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset/liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset/liability. SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, SFAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard describes three levels of inputs that may be used to measure fair values:
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
Impaired loans: The fair values of impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans on a nonrecurring basis. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The use of discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral. (Level 3).
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

		Fair Value Measurement
		at March 31, 2009 Using
		(In Thousands)
		Quoted Prices in
		Active Markets for		Significant
		Identical Assets	Other Observable	Unobservable Inputs
Description	Carrying Value	(Level 1)	Inputs (Level 2)	(Level 3)

Financial Assets-Recurring
Available for sale investment securities (1)	$79,245	$79,245	$—	$—
Residential loans held for sale	93,829	—	93,829	—
Derivative assets	737	—	—	737
Financial Liabilities-Recurring
Derivative liabilities	471	—	—	471

Financial Assets-Non-Recurring
Impaired loans (2)	5,538	—	—	5,538
Other real estate owned (3)	4,453	—	4,453	—

(1)	Excludes restricted stock.

(2)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Represents appraised value and realtor comparables less estimated selling expenses.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for three month period ended March 31, 2009.

Net Derivatives
(In Thousands)
Balance December 31, 2008	$91
Realized and unrealized gains (losses) included in earnings	174
Unrealized gains (losses) included in other comprehensive income	—
Purchases, Settlements, paydowns, and maturities	—
Transfer into Level 3	—

Balance March 31, 2009	$265

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
The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at March 31, 2009, measured at fair value under SFAS 159 and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

	Aggregate		Contractual
(In Thousands)	Fair Value	Difference	Principal
Residential mortgage loans held for sale	$93,829	$1,881	$91,948
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or any future period.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” ” anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: continued deterioration in general business and economic conditions and in the financial markets and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), branch expansion plans, interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond, the economy of Northern Virginia, including governmental spending and real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.
In addition, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or the actions taken by the U.S. Treasury thereunder will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive landscape. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A — Risk Factors” of the Corporation’s 2008 Form 10-K.
CRITICAL ACCOUNTING POLICIES
The Corporation’s consolidated financial statements have been prepared in accordance with GAAP. In preparing the Corporation’s financial statements management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes that the most significant subjective judgments that it makes include the following:

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
Other Than Temporary Impairment of Investment Securities
The Bank’s investment portfolio is classified as available-for-sale. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other-than-temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. At March 31, 2009 there were no securities with other than temporary impairment.
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
Fair Value
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on and off balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments. For additional information about our financial assets carried at fair value, refer to Note 10 of the accompanying notes to the consolidated financial statements.
Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit and, at March 31, 2009, these commitments amounted to $33.3 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At March 31, 2009, the Bank had approximately $160.5 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short-term borrowings. As the Corporation continues

Off-Balance Sheet Items (continued)
the planned expansion of the loans held for investment portfolio, the volume of commitments and unfunded lines of credit are expected to increase accordingly. The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At March 31, 2009 and December 31, 2008 the balance in this account totaled $277 thousand. The Mortgage Corporation maintains a similar reserve for standard representations and warranties issued in connection with loans sold that totaled $2.0 million at March 31, 2009 and $1.4 million at December 31, 2008.
FINANCIAL CONDITION (March 31, 2009 compared to December 31, 2008)
At March 31, 2009, the Corporation’s assets totaled $755.2 million compared to $702.3 million at December 31, 2008, an increase of $52.9 million. Loans held for investment totaled $485.6 million down slightly from $485.9 million at year end 2008 primarily due to a decrease in loan demand. Loans held for sale totaled $93.8 million, up from $84.3 million at December 31, 2008, an increase of $9.5 million, due to lower interest rates and increased refinancing activity. Total deposits increased $61.2 million to $546.6 million, compared to $485.4 million at December 31, 2008.
Securities
The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. government agency securities, mortgage backed securities, obligations of states and political subdivisions, a Community Reinvestment Act mutual fund and Federal Reserve Bank and FHLB stock. At March 31, 2009 the securities portfolio totaled $83.8 million, down from $91.0 million on December 31, 2008, as a result of maturities and called securities that were not reinvested. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.
Loans
The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans. These lending activities provide access to credit to small businesses, professionals and consumers in the greater Washington, D.C. metropolitan area. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. At March 31, 2009, loans held for investment totaled $485.6 million, down $0.3 million from $485.9 million at December 31, 2008. Commercial loans decreased $4.8 million and residential real estate loans decreased $3.1 million. Commercial real estate loans increased $4.6 million and construction loans increased $3.2 million. See Note 5 of the accompanying notes to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loans held for investment portfolio at March 31, 2009.
Commercial Loans: Commercial Loans represent 13.3% of the loans held for investment portfolio as of March 31, 2009. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Commercial Real Estate Loans: Also known as commercial mortgages, loans in this category represent 45.9% of the loans held for investment portfolio as of March 31, 2009. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans, comprise 9.4% of the loans held for investment portfolio as of March 31, 2009. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represents 31.0% of the loans held for investment portfolio as of March 31, 2009. Of this amount, the following sub-categories exist as a percentage of the whole residential real estate loan portfolio: home equity lines of credit, 16.9%; first trust mortgage loans, 70.5%; junior trust loans, 10.4%; and multi-family loans and loans secured by farmland 2.2%.
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
Loans Held for Sale (“LHFS”)
LHFS are residential mortgage loans originated by the Mortgage Corporation to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. The LHFS loans are closed by the Mortgage Corporation and carried on its books until the loan is delivered to and purchased by an investor. In the three months ended March 31, 2009 we originated $439.1 million of loans processed in this manner. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase, by the Mortgage Corporation, of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud. There is also a risk that loans originated may not be purchased by our investors. The Mortgage Corporation attempts to manage these risks by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors and programs offered. At March 31, 2009, LHFS at fair value totaled $93.8 million compared to $84.3 million at December 31, 2008.

Brokered Loans
Brokered loans are underwritten and closed by a third party lender. The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. For the first three months of 2009, $8.4 million in residential mortgage loans were originated under this type of delivery method, as compared to $27.9 million for the same period of 2008. Brokered loans accounted for 1.9% of the total loan volume for the first three months of 2009 compared to 12.8% for the same period of 2008. We typically broker loans that do not conform to the products offered by the Mortgage Corporation and for this reason the level of brokered loans is subject to wide fluctuations.
Allowance for Loan Losses
The allowance for loan losses totaled $7.6 million at March 31, 2009 compared to $7.5 million at year end 2008. The allowance for loan losses is equivalent to approximately 1.6% of total consolidated loans held for investment at March 31, 2009. The level of the allowance for loan losses is determined by management through an ongoing detailed analysis of risk and loss potential within the portfolio as a whole and they have concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve. The schedule below, Allocation of the Allowance for Loan Losses, reflects the allocation by the different loan types. The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations of the allowance for loan losses, as discussed below.
The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans. The methodology as to how the allowance was derived is detailed below. Adequacy of the allowance is assessed monthly and increased by provisions charged to expense. Charge-offs are taken, no less frequently than at the close of each fiscal quarter. The methodology by which we systematically determine the amount of our allowance is set forth by the Board of Directors in our Credit Policy, pursuant to which our Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits, individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time. All loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this Bank; our collective management experience in administering similar loan portfolios in the market; and peer data contained in statistical releases issued by both the Comptroller and the Federal Deposit Insurance Corporation (“FDIC”).Management’s collective experience at this Bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic conditions generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of loss, the loan is classified as impaired and the book balance of the loan is reduced to the expected liquidation value by charging the allowance for loan losses.

An analysis of the Bank’s allowance for loan losses as of and for the periods indicated is set forth in the following tables:
Allowance for Loan Losses

	Three months ended
	March 31,
(In Thousands)	2009	2008
Balance at beginning of period	$7,462	$7,462

Charge offs	(1,195)	(87)
Recoveries	5	123
Provision	1,369	408

Balance as of March 31, 2009 and 2008	$7,641	$7,906

Allocation of the Allowance for Loan Losses

	March 31, 2009				December 31, 2008
			Allowance				Allowance
			for Loan				for Loan
	Amount	Percentage	Loss	Percentage	Amount	Percentage	Loss	Percentage
	(Dollars In Thousands)
Commercial	$64,714	13.33%	$1,696	22.20%	$69,537	14.31%	$1,816	24.34%
Commercial real estate	223,090	45.94	3,172	41.51	218,539	44.97	2,948	39.51
Real estate construction	45,755	9.42	874	11.44	42,600	8.77	805	10.79
Residential real estate	150,684	31.03	1,888	24.71	153,740	31.64	1,880	25.19
Consumer	1,380	0.28	11	0.14	1,513	0.31	13	0.17

	$485,623	100.00%	$7,641	100.00%	$485,929	100.00%	$7,462	100.00%

Non-performing Assets
At March 31, 2009, the Bank had non-performing assets totaling $10.0 million consisting of non-accrual loans and other real estate owned. Non-accrual loans totaled approximately $5.5 million and are composed of a commercial loan in the amount of $478 thousand, a commercial real estate loan in the amount of $2.0 million, two residential construction loans totaling $2.6 million, and a real estate residential first trust loan in the amount of $457 thousand. Other real estate owned consists of two commercial properties totaling $4.5 million. Subsequent to March 31, 2009 a payoff was received on one construction loan in the amount of $.6 million.
Deposits
Deposits are one of the primary sources of funding loan growth. At March 31, 2009, deposits totaled $546.6 million compared to $485.4 million on December 31, 2008, an increase of $61.2 million. Savings and interest-bearing deposits decreased $4.3 million from December 31, 2008. Time deposits increased $26.2 million from $314.7 million at December 31, 2008 to $340.9 million at March 31, 2009. Non-interest-bearing deposits increased $39.3 million from $75.0 million at December 31, 2008 to $114.3 million at March 31, 2009. The increase in non-interest-bearing deposits is largely due to fluctuations in balances of commercial accounts.

Shareholders’ Equity
Shareholders’ equity was $60.9 million at March 31, 2009 compared to approximately $57.9 million at December 31, 2008. Shareholders’ equity increased by $3.0 million during the three month period ended March 31, 2009. The increase in shareholders’ equity is primarily due to net income for the three months ended March 31, 2009 of $2.7 million.
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

The following table outlines the regulatory components of capital and risk based capital ratios.
Risk Based Capital Analysis

	March 31, 2009	December 31,
	2009	2008
	(In Thousands)

Tier 1 Capital:
Common stock	$8,596	$8,551
Capital surplus	17,611	17,411
Retained earnings	33,719	31,157
Less: Net unrealized loss on equity securities	(15)	(34)
Subordinated debentures	6,000	6,000

Total Tier 1 capital	65,911	63,085

Subordinated debentures not included in Tier 1	—	—
Allowance for loan losses	6,741	6,662

Total risk based capital	$72,652	$69,747

Risk weighted assets	$538,086	$532,195

Quarterly average assets	$733,758	$649,817

Capital Ratios:			Regulatory Minimum
Tier 1 risk based capital ratio	12.25%	11.85%	4.00%
Total risk based capital ratio	13.50%	13.11%	8.00%
Leverage ratio	8.98%	9.71%	4.00%
RESULTS OF OPERATIONS
Summary
Net income for the three months ended March 31, 2009 totaled $2.7 million, compared to $1.7 million for the same period in 2008, an increase of 58%. Diluted earnings per share were $0.26 for the three month period ended March 31, 2009 compared to $0.16 for the same period in 2008. The quarter was highlighted with strong earnings contributed by the Mortgage Corporation and continued profitability of commercial banking operations. Earnings were impacted during the first quarter of 2009 by the provision for loan losses of $1.4 million, up from $408 thousand for the same period in 2008.

Net Interest Income
Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income increased $961 thousand for the three months ended March 31, 2009 over the same period in 2008. Net interest margin increased from 3.19% in first quarter of 2008 to 3.24% for the same period in 2009. The yield on interest earning assets decreased 1.22% from 6.68% for the first quarter of 2008 to 5.46% for the same period in 2009. The cost of interest-bearing liabilities decreased 1.5% from 4.19% for the first quarter of 2008 to 2.69% during the same period in 2009. Average earning assets for the three month period ending March 31, 2009 totaled $708.4 million compared to $600.3 million for the same period in 2008, an increase of $108.1 million. The increase in average earning assets is due to a $7.0 million increase in investment securities, a $59.0 million increase in loans, and a $42.1 million increase in interest-bearing balances.
Total interest expense for the three months ended March 31, 2009 decreased approximately $1.3 million from $5.2 million in 2008 to $3.9 million. Total interest-bearing deposits averaged approximately $453.7 million for the three month period ended March 31, 2009 compared to $402.9 million for the same three month period in 2008. Borrowed funds for the quarter ended March 31, 2009 averaged $131.7 million compared to $96.5 million for the corresponding period in 2008. The average cost of interest-bearing deposits and liabilities for the three months ended March 31, 2009 was 2.69%, down from 4.19% during the three months ended March 31, 2008. The decrease in interest expense is primarily due to lower interest rates.

The following table presents volume and rate analysis for the three months ended March 31, 2009 and 2008:
Volume and Rate Analysis

	Three Months Ended March 31,
	2009 compared to 2008
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$117	$87	$30
Loans	(236)	997	(1,233)
Interest-bearing deposits	(233)	151	(384)

Total Increase (Decrease) in Interest Income	(352)	1,235	(1,587)

Interest Bearing Liabilities:
Interest-bearing demand deposits	(6)	9	(15)
Money market deposit accounts	(670)	(280)	(390)
Savings accounts	(26)	19	(45)
Time deposits	(485)	928	(1,413)

Total interest-bearing deposits	(1,187)	676	(1,863)
FHLB Advances	95	126	(31)
Securities sold under agreements to repurchase	(43)	47	(90)
Other short-term borrowings	(42)	33	(75)
Long-term borrowings	(74)	12	(86)
Subordinated debentures	(50)	—	(50)

Total Increase (Decrease) in Interest Expense	(1,301)	894	(2,195)

Increase in Net Interest Income	$949	$341	$608

Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Month
	Period Ended March 31,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$78,135	$980	5.02%	$71,106	$863	4.85%
Loans(2)	553,531	8,667	6.26%	494,504	8,903	7.20%
Interest-bearing balances	76,785	32	0.17%	34,668	265	3.06%

Total interest earning assets	708,451	9,679	5.46%	600,278	10,031	6.68%
Non-interest earning assets:
Cash and due from banks	5,470			6,850
Premises, land and equipment	13,620			9,668
Other assets	13,912			7,941
Less: allowance for loan losses	(7,695)			(7,431)

Total non-interest earning assets	25,307			17,028

Total Assets	$733,758			$617,306

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,743	$27	0.92%	$8,847	$33	1.49%
Money market deposit accounts	71,197	240	1.35%	118,841	910	3.06%
Savings accounts	4,663	17	1.46%	2,754	43	6.25%
Time deposits	366,079	2,797	3.06%	272,489	3,282	4.82%

Total interest-bearing deposits	453,682	3,081	2.72%	402,931	4,268	4.24%
FHLB advances	23,859	221	3.71%	10,750	126	4.69%
Securities sold under agreements to repurchase and fed fund purchased	26,695	38	0.57%	13,080	81	2.48%
Other short-term borrowings	24,038	57	0.95%	16,646	99	2.38%
FHLB Long-term borrowings	34,623	305	3.52%	49,831	550	4.41%
Senior unsecured term note	16,331	171	4.19%	—	—	0.00%
Subordinated Debentures	6,186	63	4.07%	6,186	113	7.31%

Total interest-bearing liabilities	585,414	3,936	2.69%	499,424	5,237	4.19%

Non-interest bearing liabilities:
Demand deposits	79,705			55,348
Other liabilities	8,346			3,781

Total liabilities	673,465			558,553
Shareholders’ Equity	60,293			58,753

Total Liabilities and Shareholders’ Equity:	$733,758			$617,306

Interest Spread(3)			2.78%			2.49%

Net Interest Margin(4)*		$5,743	3.24%		$4,794	3.19%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non-interest Income
Non-interest income consists of revenue generated from financial services and activities other than lending and investing. The Mortgage Corporation provides the most significant contributions to non-interest income. Total non-interest income was $15.2 million for the three month period ended March 31, 2009 compared to $8.4 million for the same period in 2008; the increase is primarily due to an increase in gains on sale of loans. Gains on the sale of loans originated by the Mortgage Corporation totaled $13.8 million for the three month period ended March 31, 2009, up from $6.9 million for the same period of 2008 as a result of an increase of $249.7 million in loans originated during the first quarter of 2009.
Non-interest Expense
Non-interest expense totaled $14.9 million for the first quarter of 2009, compared to $10.2 million for the same period in 2008. Salaries and employee benefits totaled $7.5 million for the three month period ended March 31, 2009, compared to $5.9 million for the same period last year, primarily due to a increase in commissions as a result of the increase in mortgage loan originations. Other operating expenses totaled approximately $6.7 million for the first quarter of 2009, up from $3.6 million for the same period in 2008, an increase of $3.1 million. The increase is primarily attributable to an increase in management fees associated with the operation of certain offices of the Mortgage Corporation and the increase in loan production. Advertising expenses relating to the Mortgage Corporation also contributed to the increase in other operating expense.
The table below provides the composition of other operating expenses.

	As of March 31,
	2009	2008
	(In Thousands)

Advertising and promotional expense	$1,304	$857
Investor fees	430	255
Management fees	2,078	466
Provision for losses on loans sold	966	460
Buy down expense	240	150
Business and franchise tax	112	87
Accounting and auditing service	153	123
Consulting fees	74	77
OREO expense	173	—
Credit report expense	102	65
Data processing	134	130
FDIC insurance expense	167	86
Other	810	859

	$6,743	$3,615

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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At March 31, 2009, overnight interest-bearing balances totaled $66.9 million compared to $13.7 at December 31, 2008.
The liability portion of the balance sheet provides liquidity through various interest-bearing and non-interest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At March 31, 2009, the Bank had $118.7 million available under a line of credit with the FHLB and had outstanding in short-term loans of $27.5 million, and an additional $24.2 million in term loans at fixed rates ranging from 2.55% to 5.07% leaving $67.0 million available on the line. In addition to the line of credit at the FHLB, the Bank and its mortgage bank subsidiary also issue repurchase agreements and commercial paper. As of March 31, 2009, outstanding repurchase agreements totaled approximately $26.4 million and commercial paper issued and short-term borrowings amounted to $23.1 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at March 31, 2009, these lines amounted to $22.6 million. The Corporation also has $6.2 million in subordinated debentures to support the growth of the organization.
On February 11, 2009 the Bank issued $30.0 million in term debt under the FDIC’s Temporary Liquidity Guarantee Program that is backed by the full faith and credit of the United States. The note bears interest at 2.74% plus a 1% guarantee fee and matures February 15, 2012. The proceeds were used to supplement traditional sources of liquidity and to provide funding for loans.

The following table presents the composition of borrowings at March 31, 2009 and December 31, 2008.
Borrowed Funds Distribution

	March 31,	December 31,
	2009	2008
	(Dollars In Thousands)
At Period End
FHLB advances	$27,464	$44,333
FHLB long-term borrowings	24,244	41,107
Securities sold under agreements to repurchase and federal funds purchased	26,426	31,388
Other short-term borrowings	23,109	27,854
Subordinated debentures	6,186	6,186
Senior unsecured term note	29,996	—

Total at period end	$137,425	$150,868

	March 31,	December 31,
	2009	2008
	(Dollars In Thousands)
Average Balances
FHLB advances	$23,859	$13,524
FHLB long-term borrowings	34,623	54,173
Securities sold under agreements to repurchase and federal funds purchased	26,695	16,433
Other short-term borrowings	24,038	20,697
Subordinated debentures	6,186	6,186
Senior unsecured term note	16,331	—

Total average balance	$131,732	$111,013

Average rate paid on all borrowed funds	2.59%	3.32%

Contractual Obligations
There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of March 31, 2009. The table below reflects the outcome of these analyses at March 31, 2009, assuming budgeted growth in the balance sheet. According to the model run for the period ended March 31, 2009, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 1.75%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile as of March 31, 2009.
March 31, 2009

		Hypothetical Percentage
Change in Federal	Hypothetical Percentage	Change in Economic
Funds Target Rate	Change in Earnings	Value of Equity
3.00%	6.45%	-5.59%
2.00%	3.98%	-4.19%
1.00%	1.75%	-2.58%
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
Throughout the lock period, the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations in other income. The Corporation’s management has made complex judgments in the recognition of gains and losses in connection with this activity. The Corporation utilizes a third party and its proprietary simulation model to assist in identifying and managing the risk associated with this activity.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases the Corporation made of its common shares during the first quarter of 2009:

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

January 1 — January 31, 2009	2,086	4.79	2,086	427,454
February 1 — February 28, 2009	8,219	4.43	8,219	419,235
March 1 — March 31, 2009	10,237	4.42	10,237	408,998

	20,542	$4.47	20,542	425,423
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))

3.2	Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))

4.0	Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation’s total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation (Registrant)
Date: May 14, 2009	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2009	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)