Form 10-Q
period 2009-06-30
ACCESS NATIONAL CORP
filed 2009-08-14
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of August 3, 2009 was 10,438,619 shares.

ACCESS NATIONAL CORPORATION
FORM 10-Q

4

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Cash and due from banks	$12,942	$8,785
Interest-bearing deposits in other banks	26,820	13,697
Securities available for sale, at fair value	68,699	91,015
Loans held for sale, at fair value	107,778	84,312

Loans	505,661	485,929
Allowance for loan losses	(8,077)	(7,462)

Net loans	497,584	478,467

Premises and equipment, net	8,983	9,211
Accrued interest	2,928	3,193
Other real estate owned	3,925	4,455
Other assets	10,905	9,189

Total assets	$740,564	$702,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$97,291	$75,000
Savings and interest-bearing deposits	143,730	95,730
Time deposits	303,885	314,671

Total deposits	544,906	485,401
Other liabilities
Short-term borrowings	60,606	103,575
Long-term borrowings	53,270	41,107
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	11,977	8,110

Total liabilities	676,945	644,379

SHAREHOLDERS’ EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding,10,438,619 shares at June 30, 2009 and 10,240,747 shares at December 31, 2008	8,716	8,551
Surplus	18,080	17,410
Retained earnings	36,386	31,157
Accumulated other comprehensive income, net	437	827

Total shareholders’ equity	63,619	57,945

Total liabilities and shareholders’ equity	$740,564	$702,324

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended June 30,
	2009	2008

Interest and Dividend Income
Interest and fees on loans	$8,781	$8,626
Interest on deposits in other banks	46	96
Interest and dividends on securities	861	789

Total interest and dividend income	9,688	9,511

Interest Expense
Interest on deposits	2,737	3,301
Interest on short-term borrowings	332	233
Interest on long-term borrowings	515	639
Interest on subordinated debentures	65	89

Total interest expense	3,649	4,262

Net interest income	6,039	5,249
Provision for loan losses	2,060	1,399

Net interest income after provision for loan losses	3,979	3,850

Non-interest Income
Service fees on deposit accounts	130	113
Gain on sale of loans	14,550	6,239
Mortgage broker fee income	189	524
Other income	3,183	1,146

Total non-interest income	18,052	8,022

Non-interest Expense
Salaries and employee benefits	7,929	5,508
Occupancy and equipment	648	568
Other operating expenses	8,972	4,139

Total non-interest expense	17,549	10,215

Income before income taxes	4,482	1,657

Income tax expense	1,712	595

NET INCOME	$2,770	$1,062

Earnings per common share:
Basic	$0.27	$0.10

Diluted	$0.27	$0.10

Average outstanding shares:
Basic	10,345,890	10,170,174
Diluted	10,403,850	10,315,127
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Interest and Dividend Income
Interest and fees on loans	$17,448	$17,529
Interest on deposits in other banks	78	361
Interest and dividends on securities	1,841	1,640

Total interest and dividend income	19,367	19,530

Interest Expense
Interest on deposits	5,818	7,569
Interest on short-term borrowings	648	539
Interest on long-term borrowings	991	1,189
Interest on subordinated debentures	128	202

Total interest expense	7,585	9,499

Net interest income	11,782	10,031
Provision for loan losses	3,429	1,807

Net interest income after provision for loan losses	8,353	8,224

Noninterest Income
Service fees on deposit accounts	264	216
Gain on sale of loans	28,339	13,093
Mortgage broker fee income	329	1,086
Other income	4,280	2,069

Total noninterest income	33,212	16,464

Noninterest Expense
Salaries and employee benefits	15,434	11,438
Occupancy and equipment	1,280	1,204
Other operating expenses	15,715	7,754

Total noninterest expense	32,429	20,396

Income before income taxes	9,136	4,292

Income tax expense	3,702	1,539

NET INCOME	$5,434	$2,753

Earnings per common share:
Basic	$0.53	$0.26

Diluted	$0.52	$0.26

Average outstanding shares:
Basic	10,306,638	10,395,002
Diluted	10,357,752	10,555,463
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2009 and 2008
(In Thousands, Except for Share Data)
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2008	$8,551	$17,410	$31,157	$827	$57,945

Comprehensive income:
Net income	—	—	5,434	—	5,434
Other comprehensive income, unrealized holdings gains (losses) arising during the period (net of tax, $201)	—	—	—	(390)	(390)

Total comprehensive income					5,044
Stock option exercises (148,452 shares)	124	377	—	—	501
Dividend reinvestment plan (74,550 shares)	62	290	—	—	352
Repurchased under share repurchase program (25,130 shares)	(21)	(95)	—	—	(116)
Cash dividend	—	—	(205)	—	(205)
Stock-based compensation expense recognized in earnings	—	98	—	—	98

Balance, June 30, 2009	$8,716	$18,080	$36,386	$437	$63,619

				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2007	$9,052	$21,833	$26,846	$230	$57,961

Comprehensive income:
Net income	—	—	2,753	—	2,753
Other comprehensive income, unrealized holdings gains (losses) arising during the period (net of tax, $78)	—	—	—	(152)	(152)

Total comprehensive income					2,601
Stock option exercises (85,398 shares)	71	151	—	—	222
Repurchased under share repurchase program (808,411 shares)	(675)	(5,169)	—	—	(5,844)
Cash dividend	—	—	(230)	—	(230)
Stock-based compensation expense recognized in earnings	—	64	—	—	64

Balance, June 30, 2008	$8,448	$16,879	$29,369	$78	$54,774

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$5,434	$2,753
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses- net of recoveries	3,429	1,807
Deferred tax benefit	(1,028)	(428)
Stock based compensation	98	64
Provision for hedging	27	(179)
Net premium amortization/discount accretion on securities	3	—
Depreciation and amortization	306	385
Loss on Disposal of assets	—	5
Changes in assets and liabilities:
Valuation of loans held for sale carried at fair value	1,386	1,271
Increase in loans held for sale	(24,852)	(5,440)
Decrease in other assets	237	83
Increase in other liabilities	3,867	1,341

Net cash (used in) provided by operating activities	(11,093)	1,662

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	42,489	37,340
Purchases of securities available for sale	(20,766)	(27,311)
Net increase in loans	(22,546)	(19,854)
Proceeds from sale of equipment	—	35
Proceeds from sales of other real estate owned	—	187
Purchases of premises and equipment	(34)	(129)

Net cash used in investing activities	(857)	(9,732)

Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	70,190	17,321
Net decrease in time deposits	(10,685)	(41,357)
Net decrease in securities sold under agreement to repurchase	(7,888)	(2,101)
Net (decrease) increase in short-term borrowings	(35,081)	33,180
Net increase in long-term borrowings	12,163	21,381
Proceeds from issuance of common stock	852	222
Purchase of common stock	(116)	(5,844)
Dividends Paid	(205)	(230)

Net cash provided by financing activities	29,230	22,572

Increase in cash and cash equivalents	17,280	14,502
Cash and Cash Equivalents
Beginning	22,482	19,504

Ending	$39,762	$34,006

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$7,629	$9,521

Cash payments for income taxes	$3,550	$2,150

Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) gain on securities available for sale	$(590)	$(230)
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
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2008, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

NOTE 3 — STOCK-BASED COMPENSATION PLANS
During the first six months of 2009, the Corporation granted 104,250 stock options to officers, directors, and employees under the 1999 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date. Stock—based compensation expense recognized in other operating expense during the first six months of 2009 was approximately $98 thousand and $64 thousand for the same period in 2008. The fair value of options is estimated on the date of grant using a Black-Scholes option-pricing model with the assumptions noted below.
A summary of stock option activity under the Plan for the six months ended June 30, 2009 is presented as follows:

Six Months Ended
June 30, 2009
Expected life of options granted	3.50
Risk-free interest rate	1.08%
Expected volatility of stock	47%
Annual expected dividend yield	1%

Fair Value of Granted Options	$179,771
Non-Vested Options	248,275

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	589,617	$5.96	1.57	$284,885
Granted	104,250	$4.03	3.09	$—
Exercised	148,452	$3.36	0.01	$—
Lapsed or Canceled	42,586	$7.03	0.92	$—

Outstanding at June 30, 2009	502,829	$6.23	1.85	$339,050

Exercisable June 30, 2009	254,554	$6.20	1.49	$139,590

NOTE 4 — SECURITIES
Amortized costs and fair values of securities available for sale as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Government Agencies	$60,091	$754	$(36)	$60,809
Mortgage Backed Securities	1,204	4	(46)	1,162
Municipals — taxable	690	2	—	692
CRA Mutual Fund	1,500	—	(17)	1,483
Restricted Securities:
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	3,659	—	—	3,659

Total Securities	$68,038	$760	$(99)	$68,699

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Treasury Notes	$999	$7	$—	$1,006
U.S. Governmental Agencies	74,934	1,420	—	76,354
Mortgage Backed Securities	1,428	2	(39)	1,391
Municipals — taxable	5,006	3	(89)	4,920
CRA Mutual Fund	1,500	—	(52)	1,448
Restricted Securities:
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	5,002	—	—	5,002

Total Securities	$89,763	$1,432	$(180)	$91,015

NOTE 4 — SECURITIES (continued)
The amortized cost and fair value of securities available for sale as of June 30, 2009 and December 31, 2008 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and Agencies
Due in one year or less	$—	$—	$999	$1,006
Due after one through five years	10,190	10,198	25,000	25,121
Due after five through ten years	49,901	50,611	49,934	51,233
Municipals-taxable
Due after one through five years	690	692	905	907
Due after five through ten years	—	—	4,101	4,013
Mortgage Backed Securities
Due in one year or less	358	362	381	382
Due after one through five years	—	—	127	128
Due after fifteen years	846	800	920	881
CRA Mutual Fund	1,500	1,483	1,500	1,448
Restricted Securities:
Federal Reserve	894	894	894	894
Bank stock FHLB stock	3,659	3,659	5,002	5,002

Total	$68,038	$68,699	$89,763	$91,015

NOTE 4 — SECURITIES (continued)
Investment securities available for sale that have an unrealized loss position at June 30, 2009 and December 31, 2008 are as follows:
June 30, 2009

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:	(In Thousands)
U.S. Government Agencies	$9,939	$(36)	$—	$—	$9,939	$(36)
Mortgage Backed Securities	—	—	800	(46)	800	(46)
CRA Mutual Fund	—	—	1,483	(17)	1,483	(17)

Total	$9,939	$(36)	$2,283	$(63)	$12,222	$(99)

December 31, 2008

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:	(In Thousands)
Mortgage Backed Securities	$881	$(39)	$—	$—	$881	$(39)
Municipals-taxable	4,012	(89)	—	—	4,012	(89)
CRA Mutual Fund	—	—	1,448	(52)	1,448	(52)

Total	$4,893	$(128)	$1,448	$(52)	$6,341	$(180)

Management does not believe that any individual unrealized loss as of June 30, 2009 and December 31, 2008 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

NOTE 5-LOANS
The following table presents the composition of the loan portfolio at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(In Thousands)
Loans secured by real estate:
Construction and land development	$51,616	$42,600
Secured by residential real estate	148,872	151,993
Secured by multi-family residential	1,735	1,747
Secured by commercial real estate	223,691	218,539
Commercial and industrial loans	78,261	69,537
Consumer loans	1,486	1,513

Total loans	505,661	485,929
Less allowance for loan losses	8,077	7,462

Net loans	$497,584	$478,467

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

NOTE 6 — SEGMENT REPORTING (continued)
The following table presents segment information for the three months ended June 30, 2009 and 2008:

2009	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Elimination	Totals

Revenues:
Interest income	$9,231	$1,015	$9	$(567)	$9,688
Gain on sale of loans	—	14,550	—	—	14,550
Other revenues	1,240	2,228	288	(254)	3,502

Total revenues	10,471	17,793	297	(821)	27,740

Expenses:
Interest expense	3,547	492	177	(567)	3,649
Salaries and employee benefits	1,966	5,963	—	—	7,929
Other	4,388	7,045	501	(254)	11,680

Total operating expenses	9,901	13,500	678	(821)	23,258

Income (loss) before income taxes	$570	$4,293	$(381)	$—	$4,482

Total assets	$707,227	$112,126	$45,568	$(124,357)	$740,564

2008	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Elimination	Totals

Revenues:
Interest income	$9,246	$526	$9	$(270)	$9,511
Gain on sale of loans	—	6,239	—	—	6,239
Other revenues	364	1,713	270	(564)	1,783

Total revenues	9,610	8,478	279	(834)	17,533

Expenses:
Interest expense	4,068	262	202	(270)	4,262
Salaries and employee benefits	1,975	3,533	—	—	5,508
Other	2,531	3,647	492	(564)	6,106

Total operating expenses	8,574	7,442	694	(834)	15,876

Income (loss) before income taxes	$1,036	$1,036	$(415)	$—	$1,657

Total assets	$613,954	$45,711	$43,268	$(53,979)	$648,954

NOTE 6 — SEGMENT REPORTING (continued)
The following table presents segment information for the six months ended June 30, 2009 and 2008:

2009	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Elimination	Totals

Revenues:
Interest income	$18,428	$1,930	$19	$(1,010)	$19,367
Gain on sale of loans	—	28,339	—	—	28,339
Other revenues	1,616	3,486	596	(825)	4,873

Total revenues	20,044	33,755	615	(1,835)	52,579

Expenses:
Interest expense	7,363	882	350	(1,010)	7,585
Salaries and employee benefits	3,814	11,620	—	—	15,434
Other	7,285	13,008	956	(825)	20,424

Total operating expenses	18,462	25,510	1,306	(1,835)	43,443

Income (loss) before income taxes	$1,582	$8,245	$(691)	$—	$9,136

Total assets	$707,227	$112,126	$45,568	$(124,357)	$740,564

2008	Commercial				Consolidated
(In Thousands)	Banking	Mortgage	Other	Elimination	Totals

Revenues:
Interest income	$19,083	$1,040	$46	$(639)	$19,530
Gain on sale of loans	—	13,097	—	(4)	13,093
Other revenues	916	3,042	536	(1,123)	3,371

Total revenues	19,999	17,179	582	(1,766)	35,994

Expenses:
Interest expense	9,097	613	429	(640)	9,499
Salaries and employee benefits	3,938	7,500	—	—	11,438
Other	4,290	6,725	876	(1,126)	10,765

Total operating expenses	17,325	14,838	1,305	(1,766)	31,702

Income (loss) before income taxes	$2,674	$2,341	$(723)	$—	$4,292

Total assets	$613,954	$45,711	$43,268	$(53,979)	$648,954

NOTE 7 — EARNINGS PER SHARE (EPS)
The following tables show the calculation of both basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2009 and 2008, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(In thousands except for share data)

BASIC EARNINGS PER SHARE:
Net income	$2,770	$1,062

Weighted average shares outstanding	10,345,890	10,170,174

Basic earnings per share	$0.27	$0.10

DILUTED EARNINGS PER SHARE:
Net income	$2,770	$1,062

Weighted average shares outstanding	10,345,890	10,170,174
Stock options and warrants	57,960	144,953

Weighted average diluted shares outstanding	10,403,850	10,315,127

Diluted earnings per share	$0.27	$0.10

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(In thousands except for share data)

BASIC EARNINGS PER SHARE:
Net Income	$5,434	$2,753

Weighted average shares outstanding	10,306,638	10,395,002

Basic earnings per share	$0.53	$0.26

DILUTED EARNINGS PER SHARE:
Net Income	$5,434	$2,753

Weighted average shares outstanding	10,306,638	10,395,002
Stock options and warrants	51,114	160,461

Weighted average diluted shares outstanding	10,357,752	10,555,463

Diluted earnings per share	$0.52	$0.26

NOTE 8 — DERIVATIVES
As part of its mortgage banking activities, the Mortgage Corporation enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Corporation then either locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (“Best Efforts”) or commits to deliver the locked loan in a binding (“Mandatory”) delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in non-interest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and Best Efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and takes into consideration the probability that the rate lock commitments will close or will be funded.
Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Corporation does not expect any counterparty to fail to meet its obligation. Additional risks inherent in Mandatory delivery programs include the risk that if the Mortgage Corporation does not close the loans subject to interest rate risk lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Corporation could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations.
Since the Mortgage Corporation’s derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
At June 30, 2009 and December 31, 2008, the Mortgage Corporation had derivative financial instruments with a notional value of $122.3 million and $131.8 million respectively. The fair value of these derivative instruments at June 30, 2009 and December 31, 2008 was $64 thousand and $91 thousand respectively and was included in other assets.
Included in other non-interest income for the six months ended June 30, 2009 and June 30, 2008 was a net gain of $213 thousand and $309 thousand, respectively, relating to derivative instruments.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB statement No. 133”. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Corporation on January 1, 2009. The adoption of SFAS 161 did not have an impact on the Corporation’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1”) which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, and was effective for the Corporation on June 30, 2009 and did not have any effect on the Corporation’s consolidated financial condition or results of operation.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairment” (“FSP FAS 115-2”) which amends the other-than-temporary impairment guidance under GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS (continued)
impairments on debt and equity securities in the financial statements. This FSP requires that the annual disclosures in FAS 115 and FSP FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” be made for interim periods. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 and was effective June 30, 2009, for the Corporation. The adoption did not have a material impact on the Corporation’s consolidated financial condition or results of operations.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurement” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and became effective for the Corporation for the period ended June 30, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.
In June 2009, the FASB issued SFAS 166 “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from Statement 140, and eliminates the exception for QSPEs from the consolidation guidance of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities (“FIN 46 (R)”). Concurrent with the issuance of SFAS 166, the FASB issued SFAS 167, Amendment to FASB Interpretation No. 46(R). SFAS 167 addresses the effect of eliminating the QSPE concept from Statement 140 and enhances the transparency of an entity’s involvement in a variable interest entity (“VIE”). SFAS 166 is effective as of the beginning of the Corporation’s first annual reporting period beginning after November 15, 2009. Earlier adoption is prohibited. The Corporation does not expect the adoption of the provisions of SFAS 166 to have a material effect on the Corporation’s financial condition or results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative, nongovernmental GAAP. The Codification does not change GAAP. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Corporation will adopt the provision of SFAS 168 in the third quarter 2009. The Corporation does not expect the adoption of the provisions of SFAS 168 to have any effect on the Corporation’s financial condition or results of operations.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, SFAS 167 requires reconsideration of whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009. Accordingly, the Corporation will adopt the provisions of SFAS 167 in the first quarter of 2010. The Corporation is currently evaluating the impact of the provisions of SFAS 167 on the Corporation’s consolidated financial condition and results of operations.
NOTE 10 — FAIR VALUE
Fair value pursuant to SFAS No. 157, “Fair Value Measurements,” is the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability

NOTE 10 — FAIR VALUE (continued)
in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or liability. SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, SFAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard describes three levels of inputs that may be used to measure fair values:
Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
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
Other real estate owned: The fair value of other real estate owned, which is included in other assets on the balance sheet, and consists of real estate that has been foreclosed, is recorded at the lower of fair value less selling expenses or the book balance prior to foreclosure. Write downs are provided for subsequent declines in value and are recorded in other non-interest expense (Level 2).

NOTE 10 — FAIR VALUE (continued)
Assets and liabilities measured at fair value under SFAS 157 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option, are summarized below:

		Fair Value Measurement
		at June 30, 2009 Using
		Quoted Prices in
		Active Markets for		Significant
		Identical Assets	Other Observable	Unobservable Inputs
Description	Carrying Value	(Level 1)	Inputs (Level 2)	(Level 3)

		(In Thousands)
Financial Assets-Recurring
Available for sale investment securities (1)	$64,146	$64,146	$—	$—
Residential loans held for sale	107,778	—	107,778	—
Derivative financial instruments	426	—	—	426
Financial Liabilities-Recurring
Derivative financial instruments	362	—	—	362

Financial Assets-Non-Recurring
Impaired loans (2)	6,885	—	—	6,885
Other real estate owned (3)	3,925	—	3,925	—

(1)	Excludes restricted stock.

(2)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Represents appraised value and realtor comparables less estimated selling expenses.

NOTE 10 — FAIR VALUE (continued)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month period ended June 30, 2009.

Net
Derivatives
Balance March 31, 2009	$265
Realized and unrealized losses included in earnings	(201)
Unrealized gains (losses) included in other comprehensive income	—
Purchases, settlements, paydowns, and maturities	—
Transfer into Level 3	—

Balance June 30, 2009	$64

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the six month peroid ended June 30, 2009.

Net Derivatives
(In Thousands)
Balance December 31, 2008	$91
Realized and unrealized gains (losses) included in earnings	(27)
Unrealized gains (losses) included in other comprehensive income	—
Purchases, settlements, paydowns, and maturities	—
Transfer into Level 3	—

Balance June 30, 2009	$64

Financial instruments recorded using SFAS 159
Under SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” the Corporation may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption of SFAS 159, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election, with respect to an item, may not be revoked once an election is made.
The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at June 30, 2009, measured at fair value under SFAS 159 and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

	Aggregate		Contractual
(In Thousands)	Fair Value	Difference	Principal
Residential mortgage loans held for sale	$107,778	$1,386	$106,392
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

NOTE 10 — FAIR VALUE (continued)
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
Loans
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
At June 30, 2009 and December 31, 2008, the majority of off-balance-sheet items are variable rate instruments or converts to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	Unaudited
	(In Thousands)
Financial assets:
Cash and due from banks	$39,762	$39,762	$22,482	$22,482
Securities available for sale	64,146	64,146	85,119	85,119
Restricted stock	4,553	4,553	5,896	5,896
Loans held for sale	107,778	107,778	84,312	84,312
Loans, net of allowance for loan losses	497,584	495,924	478,467	478,118
Derivatives	426	426	273	273

Total Financial Assets	$714,249	$712,589	$676,549	$676,200

Financial liabilities:
Deposits	$544,906	$544,846	$485,401	$486,989
Securities sold under agreement to repurchase	23,499	23,491	31,388	31,613
Borrowings	90,377	90,321	113,294	114,928
Subordinated debentures	6,186	6,251	6,186	6,321
Derivatives	362	362	182	182

Total Financial Liabilities	$665,330	$665,271	$636,451	$640,033

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or any future period.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” ” anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: continued deterioration in general business and economic conditions and in the financial markets, the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), branch expansion plans, interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond, the economy of Northern Virginia, including governmental spending and commercial and residential real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.
In addition, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the commercial and residential real estate markets have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or other actions taken by the federal government will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A — Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
Other-Than-Temporary Impairment of Investment Securities
The Bank’s investment portfolio is classified as available-for-sale. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other-than-temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. At June 30, 2009, there were no securities with other-than-temporary impairment.
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
Fair Value
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments. For additional information about our financial assets carried at fair value, refer to Note 10 of the accompanying notes to the consolidated financial statements.
Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit and, at June 30, 2009, these commitments amounted to $28.7 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At June 30, 2009, the Bank had approximately $73.0 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short-term borrowings. As the Corporation continues

Off-Balance Sheet Items (continued)
the planned expansion of the loans held for investment portfolio, the volume of commitments and unfunded lines of credit are expected to increase accordingly. The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At June 30, 2009 and December 31, 2008 the balance in this account totaled $297 thousand. The Mortgage Corporation maintains a similar reserve for standard representations and warranties issued in connection with loans sold that totaled $3.5 million at June 30, 2009 and $1.4 million at December 31, 2008.
Subsequent Events
On June 30, 2009, the Corporation adopted FASB Statement No. 165, “Subsequent Events”. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through August 13, 2009, the date the second quarter financial statements were filed on Form 10Q and no subsequent events have occurred requiring accrual or disclosure.
FINANCIAL CONDITION (June 30, 2009 compared to December 31, 2008)
At June 30, 2009, the Corporation’s assets totaled $740.6 million compared to $702.3 million at December 31, 2008, an increase of $38.3 million. Loans held for investment totaled $505.7 million up from $485.9 million at year end 2008 primarily due to increases in construction, commercial and industrial and commercial real estate loans. Loans held for sale totaled $107.8 million, up from $84.3 million at December 31, 2008, an increase of $23.5 million, primarily due to lower interest rates. Total deposits increased $59.5 million to $544.9 million, compared to $485.4 million at December 31, 2008.
Securities
The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, taxable municipal securities, a CRA mutual fund and Federal Reserve Bank and Federal Home Loan Bank stock. At June 30, 2009 the securities portfolio totaled $68.7 million, down from $91.0 million on December 31, 2008. The decrease is due in part to the sale of $5 million in taxable municipal securities during the second quarter with a pre-tax gain of approximately $649 thousand. The remaining decrease is due to maturities and called securities that were not reinvested. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.
Loans
The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial and industrial loans, real estate loans, construction and land development loans, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. During the six months ended June 30, 2009, we were able to increase loans held for investment while applying stricter credit standards and conservative loan-to-value requirements. Loans held for investment totaled $505.7 million, an increase of $19.8 million from $485.9 million at December 31, 2008. The increase in loans demonstrates the Bank’s commitment to providing credit to small businesses, professionals and consumers in the greater Washington, D.C. metropolitan area. Commercial loans increased $8.7 million and residential real estate loans decreased $3.1 million. Commercial real estate loans increased $5.2 million and construction and land development loans increased $9.0 million. See Note 5 of the accompanying notes to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loans held for investment portfolio at June 30, 2009.

Commercial Loans: Commercial Loans represent 15.5% of the loans held for investment portfolio as of June 30, 2009. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Commercial Real Estate Loans: Also known as commercial mortgages, loans in this category represent 44.2% of the loans held for investment portfolio as of June 30, 2009. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans, comprise 10.2% of the loans held for investment portfolio as of June 30, 2009. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represents 29.8% of the loans held for investment portfolio as of June 30, 2009. Of this amount, the following sub-categories exist as a percentage of the whole residential real estate loan portfolio: home equity lines of credit, 15.3%; first trust mortgage loans, 70.1%; junior trust loans, 12.0%; and multi-family loans and loans secured by farmland 2.6%.
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
Loans in the residential real estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and Board of Directors and takes into consideration repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.
Consumer Loans: Consumer Loans make up approximately 0.3% of the loans held for investment portfolio as of June 30, 2009. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history and stability.

Loans Held for Sale (“LHFS”)
LHFS are residential mortgage loans originated by the Mortgage Corporation to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. The LHFS loans are closed by the Mortgage Corporation and carried on its books until the loan is delivered to and purchased by an investor. In the six months ended June 30, 2009 we originated $953.4 million of loans processed in this manner. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase, by the Mortgage Corporation, of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud. There is also a risk that loans originated may not be purchased by our investors. The Mortgage Corporation attempts to manage these risks by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors and programs offered. At June 30, 2009, LHFS at fair value totaled $107.8 million compared to $84.3 million at December 31, 2008.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. For the first six months of 2009, $16.9 million in residential mortgage loans were originated under this type of delivery method, as compared to $51.6 million for the same period of 2008. Brokered loans accounted for 1.8% of the total loan volume for the first six months of 2009 compared to 11.4% for the same period of 2008. We typically broker loans that do not conform to the products offered by the Mortgage Corporation and for this reason the level of brokered loans is subject to wide fluctuations.
Allowance for Loan Losses
The allowance for loan losses totaled approximately $8.1 million at June 30, 2009 compared to $7.5 million at year end 2008. The allowance for loan losses is equivalent to approximately 1.6% of total consolidated loans held for investment at June 30, 2009. The level of the allowance for loan losses is determined by management through an ongoing detailed analysis of risk and loss potential within the portfolio as a whole and management has concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an internal audit program and bank regulators, and such reviews have not resulted in any material adjustment to the reserve. The table below, Allocation of the Allowance for Loan Losses, reflects the allocation by the different loan types. The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations of the allowance for loan losses, as discussed below.
The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans. The methodology as to how the allowance was derived is detailed below. Adequacy of the allowance is assessed monthly and increased by provisions for loan losses charged to expense. Charge-offs are taken, no less frequently than at the close of each fiscal quarter. The methodology by which we systematically determine the amount of our allowance is set forth by the Board of Directors in our Credit Policy, pursuant to which our Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits, individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time. All loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this Bank; our collective management experience in administering similar loan portfolios in the market; and peer data contained in statistical releases issued by both the Comptroller and the Federal Deposit Insurance Corporation (“FDIC”). Management’s collective experience at this Bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral,

Allowance for Loan Losses (continued)
structure, and repayment terms. Prevailing economic conditions generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. When deterioration develops in an individual credit, the loan is placed on a “watch list” and is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of loss, the loan is classified as impaired and the book balance of the loan is reduced to the expected liquidation value by charging the allowance for loan losses.
An analysis of the Bank’s allowance for loan losses as of the dates and for the periods indicated is set forth in the following tables:

	Six months ended
Allowance for Loan Losses	June 30,
(In Thousands)	2009	2008
Balance at beginning of period	$7,462	$7,462
Charge offs	(3,062)	(87)
Recoveries	248	128
Provision	3,429	1,807

Balance at the end of period	$8,077	$9,310

	Allocation of the Allowance for Loan Losses
	(Dollars In Thousands)
	June 30, 2009				December 31, 2008
			Allowance
			for Loan				Allowance for
	Amount	Percentage	Loss	Percentage	Amount	Percentage	Loan Loss	Percentage

Commercial and industrial	$78,261	15.48%	$1,806	22.36%	$69,537	14.31%	$1,816	24.34%
Commercial real estate	223,691	44.24	3,277	40.57	218,539	44.97	2,948	39.51
Real estate construction	51,616	10.21	936	11.59	42,600	8.77	805	10.79
Residential real estate	150,607	29.78	2,045	25.32	153,740	31.64	1,880	25.19
Consumer	1,486	0.29	13	0.16	1,513	0.31	13	0.17

	$505,661	100.00%	$8,077	100.00%	$485,929	100.00%	$7,462	100.00%

Non-performing Assets
At June 30, 2009, the Bank had non-performing assets totaling $10.8 million consisting of non-accrual loans and other real estate owned. Non-accrual loans totaled approximately $6.9 million at June 30, 2009 and are composed of commercial loans in the amount of $652 thousand, commercial real estate loans in the amount of $3.4 million, one residential construction loans totaling $1.8 million, and residential real estate first trust loans in the amount of $1.0 million. Other real estate owned consists of two commercial properties totaling $3.9 million.

Deposits
Deposits are one of the primary sources of funding loan growth. At June 30, 2009, deposits totaled $544.9 million compared to $485.4 million on December 31, 2008, an increase of $59.5 million. Savings and interest-bearing deposits increased $48.0 million from December 31, 2008 as a result of increased core deposits. Time deposits decreased $10.8 million from $314.7 million at December 31, 2008 to $303.9 million at June 30, 2009 as maturing wholesale and rate sensitive deposits were not renewed. Non-interest-bearing deposits increased $22.3 million from $75.0 million at December 31, 2008 to $97.3 million at June 30, 2009. The increase in non-interest-bearing deposits is largely due to fluctuations in balances of commercial accounts and an increase in core deposit relationships.
Shareholders’ Equity
Shareholders’ equity was $63.6 million at June 30, 2009 compared to approximately $57.9 million at December 31, 2008. Shareholders’ equity increased by $5.7 million during the six month period ended June 30, 2009. The increase in shareholders’ equity is primarily due to retained earnings for the six months ended June 30, 2009.
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

The following table outlines the regulatory components of capital and risk based capital ratios.
     Risk Based Capital Analysis

	June 30,	December 31,
	2009	2008
	(In Thousands)
Tier 1 Capital:
Common stock	$8,716	$8,551
Capital surplus	18,080	17,411
Retained earnings	36,386	31,157
Less: Net unrealized loss on equity securities	(11)	(34)
Subordinated debentures	6,000	6,000

Total Tier 1 capital	69,171	63,085

Subordinated debentures not included in Tier 1	—	—
Allowance for loan losses	6,942	6,662

Total risk based capital	$76,113	$69,747

Risk weighted assets	$553,892	$532,195

Quarterly average assets	$737,206	$649,817

			Regulatory Minimum
Capital Ratios:
Tier 1 risk based capital ratio	12.49%	11.85%	4.00%
Total risk based capital ratio	13.74%	13.11%	8.00%
Leverage ratio	9.38%	9.71%	4.00%
RESULTS OF OPERATIONS
Summary
Net income for the three months ended June 30, 2009 increased 160.8% and totaled $2.8 million compared to $1.1 million at June 30, 2008. Diluted earnings per share were $0.27 and $0.10 for the quarter ended June 30, 2009 and June 30, 2008 respectively. Contributing to the record earnings was an $8.3 million increase in gains on the sale of loans. Earnings were impacted during the second quarter of 2009 by a provision for loan losses of $2.1 million, up from $1.4 million for the same period in 2008 as a result of continuously conducting risk assessments of the loan portfolio. Also during the quarter we expensed $524 thousand and reduced the carrying value of OREO properties. FDIC insurance expense increased $540 thousand as a result of a special assessment. These expenses were partially offset by securities gains of $649 thousand.

Net income for six months ended June 30, 2009 totaled $5.4 million compared to $2.8 million for the same period in 2008. Diluted earnings per share were $0.52 and $0.26 for the six months ended June 30, 2009 and 2008 respectively. Annualized return on average assets and average common equity for the six months ended June 30, 2009 were 1.48% and 16.94% respectively. Net income for the six months ended June 30, 2009 was enhanced due in part to a $15.2 million increase in gains on sale of loans, as lower interest rates contributed to a $498.4 million increase in mortgage loans originations of compared to the same period in 2008.
Net Interest Income
Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income increased $787 thousand for the three months ended June 30, 2009 over the same period in 2008. Net interest margin was 3.41% for the second quarter of 2009 compared with 3.54% for the second quarter of 2008. The yield on interest earning assets decreased 94 basis points from 6.42% for the second quarter of 2008 to 5.48% for the same period in 2009. The cost of interest-bearing liabilities decreased 99 basis points from 3.51% for the second quarter of 2008 to 2.52% during the same period in 2009. Average earning assets for the three month period ending June 30, 2009 totaled $707.4 million compared to $593.1 million for the same period in 2008, an increase of $114.3 million. The increase in average earning assets is due to a $10.4 million increase in investment securities, a $64.9 million increase in loans, and a $39.1 million increase in interest-bearing balances.
Net interest income for the six months ended June 30, 2009 totaled $11.8 million, an increase of $1.8 million over $10.0 million recorded for the same period in 2008. The volume rate analysis table below details the change in net interest income. Net interest margin was 3.33% for the six month period ended June 30, 2009 compared to 3.36% for the same period in 2008. Net interest margin is impacted by $10.8 million in non-performing assets and the level of cash reserves. Average earning assets for the six month period ended June 30, 2009 totaled $707.9 million up from $598.4 million for the same period in 2008. Average loans outstanding increased approximately $60.0 million, largely due to an increase in the volume of loans held for sale. Average interest bearing balances increased approximately $40.6 million providing liquidity for increased loan production. Average investment securities increased $9.0 million over 2008 levels.

The following table presents volume and rate analysis for the six months ended June 30, 2009 and 2008:
Volume and Rate Analysis

	Six Months Ended June 30,
	2009 compared to 2008
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$189	$222	$(33)
Loans	(81)	1,963	(2,044)
Interest bearing deposits	(283)	233	(516)

Total Increase (Decrease) in Interest Income	(175)	2,418	(2,593)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	70	78	(8)
Money market deposit accounts	(943)	(419)	(524)
Savings accounts	(21)	24	(45)
Time deposits	(857)	1,716	(2,573)

Total interest- bearing deposits	(1,751)	1,399	(3,150)
FHLB Advances	298	287	11
Securities sold under agreements to repurchase	(75)	73	(148)
Other short-term borrowings	(114)	(3)	(111)
Long-term borrowings	(198)	(96)	(102)
Subordinated debentures	(74)	—	(74)

Total Increase (Decrease) in Interest Expense	(1,914)	1,660	(3,574)

Increase (Decrease) in Net Interest Income	$1,739	$758	$981

The following tables present average balances, the yield on average earning assets and the rates on average interest-bearing liabilities for the three months and six months ended June 30, 2009 and 2008.
Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Months
	Ended June 30,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$71,915	$861	4.79%	$61,541	$792	5.15%
Loans held for sale	83,011	1,015	4.89%	31,246	526	6.73%
Loans(2)	493,395	7,766	6.30%	480,298	8,100	6.75%
Interest bearing balances	59,112	46	0.31%	20,025	96	1.92%

Total interest earning assets	707,433	9,688	5.48%	593,110	9,514	6.42%
Non-interest earning assets:
Cash and due from banks	6,842			6,286
Premises, land and equipment	13,312			9,539
Other assets	17,426			6,007
Less: allowance for loan losses	(7,806)			(8,061)

Total non-interest earning assets	29,774			13,771

Total Assets	$737,207			$606,881

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$34,348	$96	1.12%	$8,396	$20	0.95%
Money market deposit accounts	90,225	393	1.74%	120,019	667	2.22%
Savings accounts	4,298	15	1.40%	2,632	11	1.67%
Time deposits	323,216	2,233	2.76%	235,578	2,603	4.42%

Total interest-bearing deposits	452,087	2,737	2.42%	366,625	3,301	3.60%
FHLB Advances	26,054	267	4.10%	9,742	65	2.67%
Securities sold under agreements to repurchase and federal fund purchased	24,252	28	0.46%	14,103	60	1.70%
Other short-term borrowings	15,923	37	0.93%	24,227	108	1.78%
FHLB Long-term borrowings	24,224	217	3.58%	65,030	639	3.93%
FDIC Term Note	29,996	297	3.96%	—	—	—
Subordinated Debentures	6,186	66	4.27%	6,186	89	5.75%

Total interest-bearing liabilities	578,722	3,649	2.52%	485,913	4,262	3.51%

Non-interest bearing liabilities:
Demand deposits	83,854			63,244
Other liabilities	10,493			1,558

Total liabilities	673,069			550,715
Shareholders’ Equity	64,138			56,166

Total Liabilities and Shareholders’ Equity:	$737,207			$606,881

Interest Spread(3)			2.96%			2.91%

Net Interest Margin(4)		$6,039	3.41%		$5,252	3.54%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Six Months
	Ended June 30,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$74,999	$1,841	4.91%	$65,983	$1,652	5.01%
Loans held for sale	77,008	1,930	5.01%	29,611	1,040	7.02%
Loans(2)	488,024	15,518	6.36%	475,436	16,489	6.94%
Interest bearing balances	67,909	78	0.23%	27,346	361	2.64%

Total interest earning assets	707,940	19,367	5.47%	598,376	19,542	6.53%
Non-interest earning assets:
Cash and due from banks	6,159			6,568
Premises, land and equipment	13,465			9,603
Other assets	16,982			5,836
Less: allowance for loan losses	(7,751)			(7,746)

Total non-interest earning assets	28,855			14,261

Total Assets	$736,795			$612,637

Liabilities and Shareholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$23,108	$123	1.06%	$8,621	$53	1.23%
Money market deposit accounts	80,763	634	1.57%	119,430	1,577	2.64%
Savings accounts	4,480	32	1.43%	2,693	53	3.94%
Time deposits	344,529	5,029	2.92%	254,034	5,886	4.63%

Total interest-bearing deposits	452,880	5,818	2.57%	384,778	7,569	3.93%
FHLB Advances	24,963	488	3.91%	10,246	190	3.71%
Securities sold under agreements to repurchase and fed fund purchased	25,466	66	0.52%	13,591	141	2.07%
Other short-term borrowings	19,958	94	0.94%	20,292	208	2.05%
FHLB Long-term borrowings	29,395	522	3.55%	57,431	1,189	4.14%
FDIC Term Note	23,201	469	4.04%	—	—	—
Subordinated Debentures	6,186	128	4.14%	6,186	202	6.53%

Total interest-bearing liabilities	582,049	7,585	2.61%	492,524	9,499	3.86%

Non-interest bearing liabilities:
Demand deposits	83,094			60,936
Other liabilities	9,269			1,626

Total liabilities	674,412			555,086
Shareholders’ Equity	62,383			57,551

Total Liabilities and Shareholders’ Equity:	$736,795			$612,637

Interest Spread(3)			2.86%			2.67%

Net Interest Margin(4)		$11,782	3.33%		$10,043	3.36%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non-interest Income
Non-interest income consists of revenue generated from financial services and activities other than lending and investing. The Mortgage Corporation provides the most significant contributions to non-interest income. Total non-interest income was $33.2 million for the six month period ended June 30, 2009 compared to $16.5 million for the same period in 2008; the increase is primarily due to an increase in gains on sale of loans. Gains on the sale of loans originated by the Mortgage Corporation totaled $28.3 million for the six month period ended June 30, 2009, up from $13.1 million for the same period of 2008 as a result of an increase of $498.4 million in loans originated during the six months ended June 30, 2009.
Non-interest Expense
Non-interest expense totaled $32.4 million for the six months ended June 30, 2009, compared to $20.4 million for the same period in 2008. Salaries and employee benefits totaled $15.4 million for the six month period ended June 30, 2009, compared to $11.4 million for the same period last year, primarily due to a $4.0 million increase in salaries and commissions as a result of the increase in mortgage loan originations. Other operating expenses totaled $15.7 million for the six months ended June 30, 2009, up from $7.8 million for the same period in 2008, an increase of $7.9 million. The increase is primarily attributable to an increase of $3.1 million in management fees associated with the operation of certain offices of the Mortgage Corporation and the increase in loan production. Advertising expenses relating to the Mortgage Corporation increased $920 thousand and the provision for losses on loans sold increased $1.7 million. OREO expense totaled $696 thousand in 2009 as a result of writing down property values. FDIC insurance expense increased $541 thousand for the six months ended June 30, 2009, primarily as a result of a special assessment imposed by FDIC to replenish the FDIC Deposit Insurance Fund.
The table below provides the composition of other operating expenses.

	Six Months Ended
	June 30,
	2009	2008
	(In Thousands)
Advertising	$2,877	$1,957
Investor fees	902	516
Management fees	4,371	1,296
Provision for losses on loans sold	2,724	1,064
Buy down expense	261	171
Business and franchise tax	224	188
Accounting and auditing service	307	317
Consulting fees	178	182
OREO Expense	696	—
Credit report expenses	265	142
Data processing	247	241
FDIC insurance	707	166
Other	1,956	1,514

	$15,715	$7,754

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
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At June 30, 2009, overnight interest-bearing balances totaled $26.8 million compared to $13.7 at December 31, 2008.
The liability portion of the balance sheet provides liquidity through various interest-bearing and non-interest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2009, the Bank had $103.7 million available under a line of credit with the FHLB and had outstanding short-term loans of $24.7 million, and an additional $23.3 million in term loans at fixed rates ranging from 2.55% to 5.07% leaving $55.7 million available on the line. In addition to the line of credit at the FHLB, the Bank and the Mortgage Corporation also issue repurchase agreements and commercial paper. As of June 30, 2009, outstanding repurchase agreements totaled approximately $23.5 million and commercial paper issued and other short-term borrowings amounted to $12.4 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at June 30, 2009, these lines amounted to $21.5 million. The Corporation also has $6.2 million in subordinated debentures to support the growth of the organization.
On February 11, 2009 the Bank issued $30.0 million in long term debt that is backed by the full faith and credit of the United States under the FDIC’s Temporary Liquidity Guarantee Program. The note bears interest at 2.74% plus a 1% guarantee fee and matures February 15, 2012. The proceeds were used to supplement traditional sources of liquidity and to provide funding for loans.

The following table presents the composition of borrowings at June 30, 2009 and December 31, 2008.
Borrowed Funds Distribution

	June 30,	December 31,
	2009	2008
	(Dollars In Thousands)
At Period End
FHLB advances	$24,702	$44,333
FHLB long-term borrowings	23,274	41,107
Securities sold under agreements to repurchase and federal funds purchased	23,499	31,388
Other short-term borrowings	12,404	27,854
Subordinated debentures	6,186	6,186
FDIC term note	29,996	—

Total at period end	$120,061	$150,868

	Six Months	Year Ended
	Ended	December 31,
	June 30, 2009	2008
	(Dollars In Thousands)
Average Balances
FHLB advances	$24,963	$13,524
FHLB long-term borrowings	29,395	54,173
Securities sold under agreements to repurchase and fed fund purchased	25,466	16,433
Other short-term borrowings	19,958	20,697
Subordinated debentures	6,186	6,186
FDIC term note	23,201	—

Total average balance	$129,169	$111,013

Average rate paid on all borrowed funds	2.74%	3.32%

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
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of June 30, 2009. The table below reflects the outcome of these analyses at June 30, 2009, assuming budgeted growth in the balance sheet. According to the model run for the six month period ended June 30, 2009, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 2.2%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.
The following table reflects the Corporation’s earnings sensitivity profile as of June 30, 2009.

Increase in		Hypothetical Percentage
Federal Funds	Hypothetical Percentage	Change in Economic
Target Rate	Change in Earnings	Value of Equity
3.00%	8.54%	-2.70%
2.00%	5.10%	-2.40%
1.00%	2.20%	-1.71%
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
Throughout the lock period, the changes in the market value of interest rate lock commitments, Best Efforts, and Mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the statement of operations in other income. The Corporation’s management has made complex judgments in the recognition of gains and losses in connection with this activity. The Corporation utilizes a third party and its proprietary simulation model to assist in identifying and managing the risk associated with this activity.
Item 4T. Controls and Procedures
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases by the Corporation of its common shares during the quarter ended June 30, 2009:

	Issuer Purchases of Equity Securities (1)
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

April 1- April 30, 2009	4,588	4.90	4,588	404,410
May 1- May 31, 2009	—	—	—	404,410
June 1- June 30, 2009	—	—	—	404,410

	4,588	$4.90	4,588	404,410

(1)	This table details the Corporation’s purchases of its common stock during the quarter ended June 30, 2009 pursuant to a Share Repurchase Program announced on March 20, 2007. On April 22, 2008 the number of shares authorized for repurchase under the Share Repurchase Program was increased from 2,000,000 to 2,500,000 shares. The Share Repurchase Program does not have an expiration date.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
The 2009 Annual Meeting of Shareholders of the Corporation was held on May 19, 2009. At the 2009 Annual Meeting, the following persons were elected to serve as Class I Directors of the Corporation, to serve until the 2012 Annual Meeting, having received the following votes:

Name	For	Withheld

Michael W. Clarke	9,455,034	27,992
James L. Jadlos	8,551,839	931,637
The following Class II and III Directors, whose terms expire in 2010 and 2011, respectively, continued in office: Class II — Thomas M. Kody and Robert C. Shoemaker; Class III — John W. Edgemond and J. Randolph Babbitt.
Shareholders also approved the Access National Corporation 2009 Stock Option Plan with the following votes:

				Broker Non
Name	For	Against	Abstain	-Vote

Approval of the Access National Corporation 2009 Stock Option Plan	5,900,693	1,134,424	27,502	2,420,406
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))

3.2	Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))

4.0	Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation’s total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.10	Access National Corporation 2009 Stock Option Plan, effective May 19, 2009 (incorporated by reference to Appendix A to Access National Corporation’s Proxy Statement filed April 15, 2009)

10.10.1	Form of Stock Option Agreement for Employee under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.1 to Form 8-K filed July 6, 2009)

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation (Registrant)
Date: August 13, 2009	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2009	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)