Form 10-Q
period 2009-09-30
ACCESS NATIONAL CORP
filed 2009-11-13
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑            No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of November 4, 2009 was 10,486,407 shares.

ACCESS NATIONAL CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and due from banks	$8,719	$8,785
Interest-bearing deposits in other banks and federal funds sold	47,165	13,697
Securities available for sale, at fair value	73,474	91,015
Loans held for sale, at fair value	60,400	84,312
Loans	489,077	485,929
Allowance for loan losses	(8,179)	(7,462)

Net loans	480,898	478,467
Premises and equipment, net	8,843	9,211
Accrued interest	2,675	3,193
Other real estate owned	3,665	4,455
Other assets	9,364	9,189

Total assets	$695,203	$702,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing deposits	$84,296	$75,000
Savings and interest-bearing deposits	128,556	95,730
Time deposits	299,891	314,671

Total deposits	512,743	485,401
Other liabilities
Short-term borrowings	55,685	103,575
Long-term borrowings	47,300	41,107
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	7,320	8,110

Total liabilities	$629,234	$644,379

SHAREHOLDERS’ EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,483,007 shares at September 30, 2009 and 10,240,747 shares at December 31, 2008	$8,753	$8,551
Surplus	18,301	17,410
Retained earnings	38,435	31,157
Accumulated other comprehensive income, net	480	827

Total shareholders’ equity	65,969	57,945

Total liabilities and shareholders’ equity	$695,203	$702,324

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended September 30,
	2009	2008
Interest and Dividend Income
Interest and fees on loans	$8,470	$8,849
Interest on deposits in other banks	34	82
Interest and dividends on securities	712	796

Total interest and dividend income	9,216	9,727

Interest Expense
Interest on deposits	2,469	3,243
Interest on short-term borrowings	310	280
Interest on long-term borrowings	469	558
Interest on subordinated debentures	57	91

Total interest expense	3,305	4,172

Net interest income	5,911	5,555
Provision for loan losses	1,387	1,855

Net interest income after provision for loan losses	4,524	3,700

Non-interest Income
Service fees on deposit accounts	137	106
Gain on sale of loans	9,928	4,828
Mortgage broker fee income	244	305
Other income	614	401

Total non-interest income	10,923	5,640

Non-interest Expense
Salaries and employee benefits	6,010	4,490
Occupancy and equipment	615	677
Other operating expenses	5,408	2,980

Total non-interest expense	12,033	8,147

Income before income taxes	3,414	1,193

Income tax expense	1,260	424

NET INCOME	$2,154	$769

Earnings per common share:
Basic	$0.21	$0.08

Diluted	$0.21	$0.07

Average outstanding shares:
Basic	10,451,416	10,179,177
Diluted	10,486,755	10,278,763
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Interest and Dividend Income
Interest and fees on loans	$25,918	$26,378
Interest on deposits in other banks	112	443
Interest and dividends on securities	2,553	2,436

Total interest and dividend income	28,583	29,257

Interest Expense
Interest on deposits	8,287	10,812
Interest on short-term borrowings	958	819
Interest on long-term borrowings	1,460	1,747
Interest on subordinated debentures	185	293

Total interest expense	10,890	13,671

Net interest income	17,693	15,586
Provision for loan losses	4,816	3,662

Net interest income after provision for loan losses	12,877	11,924

Non-interest Income
Service fees on deposit accounts	401	322
Gain on sale of loans	38,267	17,921
Mortgage broker fee income	573	1,391
Other income	4,894	2,470

Total non-interest income	44,135	22,104

Non-interest Expense
Salaries and employee benefits	21,444	15,928
Occupancy and equipment	1,895	1,881
Other operating expenses	21,123	10,734

Total non-interest expense	44,462	28,543

Income before income taxes	12,550	5,485

Income tax expense	4,962	1,963

NET INCOME	$7,588	$3,522

Earnings per common share:
Basic	$0.73	$0.34

Diluted	$0.73	$0.34

Average outstanding shares:
Basic	10,354,897	10,323,060
Diluted	10,400,753	10,463,230
See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2009 and 2008
(In Thousands, Except For Share Data)
(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2008	$8,551	$17,410	$31,157	$827	$57,945

Comprehensive income:
Net income	—	—	7,588	—	7,588
Other comprehensive income, unrealized holdings gains (losses) arising during the period (net of tax, $179)	—	—	—	(347)	(347)

Total comprehensive income					7,241
Stock option exercises (163,452 shares)	136	415	—	—	551
Dividend reinvestment plan (103,938 shares)	87	440	—	—	527
Repurchased under share repurchase program (25,130 shares)	(21)	(94)	—	—	(115)
Cash dividend	—	—	(310)	—	(310)
Stock-based compensation expense recognized in earnings	—	130	—	—	130

Balance, September 30, 2009	$8,753	$18,301	$38,435	$480	$65,969

				Accumulated
				Other
	Common		Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2007	$9,052	$21,833	$26,846	$230	$57,961

Comprehensive income:
Net income	—	—	3,522	—	3,522
Other comprehensive income, unrealized holdings gains (losses) arising during the period (net of tax, $104)	—	—	—	(202)	(202)

Total comprehensive income					3,320
Stock option exercises (119,632 shares)	100	239	—	—	339
Dividend reinvestment plan (60,218 shares)	50	279	—	—	329
Repurchased under share repurchase program (808,411 shares)	(675)	(5,169)	—	—	(5,844)
Cash dividend	—	—	(331)	—	(331)
Stock-based compensation expense recognized in earnings	—	96	—	—	96

Balance, September 30, 2008	$8,527	$17,278	$30,037	$28	$55,870

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$7,588	$3,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,816	3,662
Deferred tax benefit	(1,008)	(569)
Stock-based compensation	130	96
Increase (decrease) in valuation allowance for derivatives	176	(340)
Amortization of premiums on securities	38	2
Depreciation and amortization	443	570
Loss on disposal of assets	2	5
Changes in assets and liabilities:
Valuation of loans held for sale carried at fair value	1,708	1,023
Decrease (increase) in loans held for sale	22,204	(8,523)
Decrease (increase) in other assets	2,082	(7,171)
(Decrease) increase in other liabilities	(791)	7,078

Net cash provided by (used in) operating activities	37,388	(645)

Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	43,705	50,711
Proceeds from sale of securities	4,039	2,927
Purchases of securities available for sale	(30,766)	(40,003)
Net increase in loans	(7,247)	(24,052)
Decrease in federal funds sold	—	2
Proceeds from sale of equipment	23	35
Proceeds from sale of other real estate owned	—	781
Purchases of premises and equipment	(37)	(164)

Net cash provided by (used in) investing activities	9,717	(9,763)

Cash Flows from Financing Activities
Net increase (decrease) in demand, interest-bearing demand and savings deposits	42,021	(1,699)
Net (decrease) increase in time deposits	(14,679)	16,492
Net decrease in securities sold under agreement to repurchase	(13,080)	(107)
Net (decrease) increase in short-term borrowings	(34,809)	1,264
Net increase in long-term borrowings	6,193	13,149
Proceeds from issuance of common stock	1,078	667
Purchase of common stock	(116)	(5,844)
Dividends paid	(310)	(331)

Net cash provided by (used in) financing activities	(13,702)	23,591

Increase in cash and cash equivalents	33,403	13,183
Cash and Cash Equivalents
Beginning	22,481	19,502

Ending	$55,884	$32,685

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$10,714	$13,685
Cash payments for income taxes	$7,112	$3,300
Supplemental Disclosures of Noncash Investing Activities
Unrealized loss on securities available for sale	$(526)	$(306)
See accompanying notes to consolidated financial statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — COMMENCEMENT OF OPERATIONS
Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation has two wholly-owned subsidiaries, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association, and Access Capital Trust II. The Corporation does not have any significant operations and serves primarily as the parent company for the Bank. The Corporation’s income is primarily derived from dividends received from the Bank. The amount of these dividends is determined by the Bank’s earnings and capital position.
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
NOTE 2 — BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2008, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Accounting Standards Codification — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP: authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. GAAP, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. FASB ASC 105-10, Generally Accepted Accounting Principles, became applicable beginning in the third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.

NOTE 3 — STOCK-BASED COMPENSATION PLANS
During the first nine months of 2009, the Corporation granted 105,750 stock options to officers, directors, and employees under the 1999 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date. Stock—based compensation expense recognized in other operating expense during the first nine months of 2009 was approximately $130 thousand and $96 thousand for the same period in 2008. The fair value of options is estimated on the date of grant using a Black-Scholes option-pricing model with the assumptions noted below.
A summary of stock option activity under the Plan for the nine months ended September 30, 2009 is presented as follows:

Nine Months Ended
September 30, 2009
Expected life of options granted	2.84
Risk-free interest rate	1.09%
Expected volatility of stock	47%
Annual expected dividend yield	1%

Fair Value of Granted Options	$182,921
Non-Vested Options	$181,675

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	589,617	$5.96	1.57	$284,885
Granted	105,750	$4.06	2.84	$—
Exercised	163,452	$3.37	0.06	$—
Lapsed or Canceled	53,836	$6.85	0.74	$—

Outstanding at September 30, 2009	478,079	$6.32	1.67	$329,279

Exercisable at September 30, 2009	296,404	$7.10	1.22	$102,233

NOTE 4 — SECURITIES
The following table provides the amortized cost and fair value for the categories of available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains or losses reported on an after-tax basis as a component of cumulative other comprehensive income in shareholders’ equity. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity.
The following table provides the amortized costs and fair values of securities available for sale as of September 30, 2009 and December 31, 2008.

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Government Agencies	$65,056	$746	$(2)	$65,800
Mortgage-Backed Securities	949	1	(28)	922
Municipals-taxable	690	1	—	691
CRA Mutual Fund	1,500	8	—	1,508
Restricted Securities:
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	3,659	—	—	3,659

Total Securities	$72,748	$756	$(30)	$73,474

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Treasury Notes	$999	$7	$—	$1,006
U.S. Government Agencies	74,934	1,420	—	76,354
Mortgage-Backed Securities	1,428	2	(39)	1,391
Municipals-taxable	5,006	3	(89)	4,920
CRA Mutual Fund	1,500	—	(52)	1,448
Restricted Securities:
Federal Reserve Bank Stock	894	—	—	894
FHLB Stock	5,002	—	—	5,002

Total Securities	$89,763	$1,432	$(180)	$91,015

NOTE 4 — SECURITIES (continued)
The amortized cost and fair value of securities available for sale as of September 30, 2009 and December 31, 2008 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Treasury and Agencies
Due in one year or less	$—	$—	$999	$1,006
Due after one through five years	15,158	15,200	25,000	25,121
Due after five through ten years	49,898	50,600	49,934	51,233
Municipals-taxable
Due after one through five years	690	691	905	907
Due after five through ten years	—	—	4,101	4,013
Mortgage-Backed Securities
Due in one year or less	145	146	381	382
Due after one through five years	—	—	127	128
Due after fifteen years	804	776	920	881
CRA Mutual Fund	1,500	1,508	1,500	1,448
Restricted Securities:
Federal Reserve Bank stock	894	894	894	894
FHLB stock	3,659	3,659	5,002	5,002

Total	$72,748	$73,474	$89,763	$91,015

NOTE 4 — SECURITIES (continued)
Securities available for sale that have an unrealized loss position at September 30, 2009 and December 31, 2008 are as follows:
September 30, 2009

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:
U.S. Government Agencies	$4,998	$(2)	$—	$—	$4,998	$(2)
Mortgage-Backed Securities	—	—	775	(28)	775	(28)

Total	$4,998	$(2)	$775	$(28)	$5,773	$(30)

December 31, 2008

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

Mortgage-Backed Securities	$881	$(39)	$—	$—	$881	$(39)
Municipals-taxable	4,012	(89)	—	—	4,012	(89)
CRA Mutual Fund	—	—	1,448	(52)	1,448	(52)

Total	$4,893	$(128)	$1,448	$(52)	$6,341	$(180)

Management does not believe that any individual unrealized loss as of September 30, 2009 and December 31, 2008 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

NOTE 5 — LOANS
The following table presents the composition of the loans held for investment portfolio at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In Thousands)
Commercial	$69,997	$69,537
Commercial real estate	222,229	218,539
Real estate construction	45,310	42,600
Residential real estate	150,204	153,740
Consumer	1,337	1,513

Total loans	489,077	485,929
Less allowance for loan losses	8,179	7,462

Net loans	$480,898	$478,467

NOTE 6 — SEGMENT REPORTING
The Corporation has two reportable segments: traditional commercial banking and a mortgage banking segment. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income.
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

NOTE 6 — SEGMENT REPORTING (continued)
The following table presents segment information for the three months ended September 30, 2009 and 2008:

2009	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Elimination	Totals
Revenues:
Interest income	$8,853	$719	$10	$(366)	$9,216
Gain on sale of loans	401	9,527	—	—	9,928
Other revenues	567	551	291	(414)	995

Total revenues	9,821	10,797	301	(780)	20,139

Expenses:
Interest expense	3,217	287	168	(367)	3,305
Salaries and employee benefits	1,967	4,043	—	—	6,010
Other	3,241	4,136	446	(413)	7,410

Total operating expenses	8,425	8,466	614	(780)	16,725

Income (loss) before income taxes	$1,396	$2,331	$(313)	$—	$3,414

Total assets	$662,073	$63,322	$46,405	$(76,597)	$695,203

2008	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$9,555	$309	$13	$(150)	$9,727
Gain on sale of loans	—	4,828	—	—	4,828
Other revenues	488	547	325	(548)	812

Total revenues	10,043	5,684	338	(698)	15,367

Expenses:
Interest expense	3,997	120	206	(151)	4,172
Salaries and employee benefits	1,924	2,566	—	—	4,490
Other	3,275	2,354	430	(547)	5,512

Total operating expenses	9,196	5,040	636	(698)	14,174

Income (loss) before income taxes	$847	$644	$(298)	$—	$1,193

Total assets	$620,008	$48,721	$44,738	$(57,006)	$656,461

NOTE 6 — SEGMENT REPORTING (continued)
The following table presents segment information for the nine months ended September 30, 2009 and 2008:

2009	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$27,281	$2,649	$29	$(1,376)	$28,583
Gain on sale of loans	401	37,866	—	—	38,267
Other revenues	2,183	4,037	887	(1,239)	5,868

Total revenues	29,865	44,552	916	(2,615)	72,718

Expenses:
Interest expense	10,580	1,169	518	(1,377)	10,890
Salaries and employee benefits	5,781	15,663	—	—	21,444
Other	10,526	17,144	1,402	(1,238)	27,834

Total operating expenses	26,887	33,976	1,920	(2,615)	60,168

Income (loss) before income taxes	$2,978	$10,576	$(1,004)	$—	$12,550

Total assets	$662,073	$63,322	$46,405	$(76,597)	$695,203

2008	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals
Revenues:
Interest income	$28,638	$1,349	$59	$(789)	$29,257
Gain on sale of loans	—	17,925	—	(4)	17,921
Other revenues	1,404	3,589	861	(1,671)	4,183

Total revenues	30,042	22,863	920	(2,464)	51,361

Expenses:
Interest expense	13,094	733	635	(791)	13,671
Salaries and employee benefits	5,862	10,066	—	—	15,928
Other	7,565	9,079	1,306	(1,673)	16,277

Total operating expenses	26,521	19,878	1,941	(2,464)	45,876

Income (loss) before income taxes	$3,521	$2,985	$(1,021)	$—	$5,485

Total assets	$620,008	$48,721	$44,738	$(57,006)	$656,461

NOTE 7 — EARNINGS PER SHARE (EPS)
The following tables show the calculation of both basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2009 and 2008, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net income	$2,154	$769

Weighted average shares outstanding	10,451,416	10,179,177

Basic earnings per share	$0.21	$0.08

DILUTED EARNINGS PER SHARE:
Net income	$2,154	$769

Weighted average shares outstanding	10,451,416	10,179,177
Stock options and warrants	35,339	99,586

Weighted average diluted shares outstanding	10,486,755	10,278,763

Diluted earnings per share	$0.21	$0.07

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(In thousands except for share data)
BASIC EARNINGS PER SHARE:
Net income	$7,588	$3,522

Weighted average shares outstanding	10,354,897	10,323,060

Basic earnings per share	$0.73	$0.34

DILUTED EARNINGS PER SHARE:
Net income	$7,588	$3,522

Weighted average shares outstanding	10,354,897	10,323,060
Stock options and warrants	45,856	140,170

Weighted average diluted shares outstanding	10,400,753	10,463,230

Diluted earnings per share	$0.73	$0.34

NOTE 8 — DERIVATIVES
As part of its mortgage banking activities, the Mortgage Corporation enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Corporation then either locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs (“Best Efforts”) or commits to deliver the locked loan in a binding (“Mandatory”) delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in non-interest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and Best Efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Mortgage Corporation determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.
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
Since the Mortgage Corporation’s derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in FASB ASC 815, Derivatives and Hedging.
At September 30, 2009 and December 31, 2008, the Mortgage Corporation had derivative financial instruments with a notional value of $112.1 million and $131.8 million, respectively. The fair value of these derivative instruments at September 30, 2009 and December 31, 2008 was $(86) thousand and $91 thousand, respectively, and was included in other assets.
Included in other non-interest income for the nine months ended September 30, 2009 and September 30, 2008 was a net loss of $834 thousand and a net gain of $99 thousand, respectively, relating to derivative instruments.
NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS
In March 2008, the FASB issued ASC 815-10, Derivatives and Hedging (previously SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB statement No. 133”). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have an impact on the Corporation’s consolidated financial condition or results of operations.
In April 2009, the FASB issued ASC 825-10-50; Financial Instruments (previously FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”). FASB ASC 825-10-50 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new standard was effective for the Corporation on June 30, 2009 and the Corporation has included the required disclosures in its notes to the unaudited condensed consolidated financial statements.

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In April 2009, the FASB issued ASC 320-10, Investments-Debt and Equity Securities (previously FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairment”). FASB ASC 320-10 amends the other-than-temporary impairment guidance under GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FASB ASC 320-10 requires that the annual disclosures in existing GAAP be made for interim reporting periods. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FASB 320-10 was effective June 30, 2009, for the Corporation. The adoption did not have a material impact on the Corporation’s consolidated financial condition or results of operations.
In April 2009, the FASB issued ASC 820, Fair Value Measurements and Disclosures (previously FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly”). FASB ASC 820 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 820 became effective for the Corporation for the period ended June 30, 2009. The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial condition or results of operations.
In May 2009, the FASB issued FASB ASC 855, Subsequent Events (previously Statement No. 165 Subsequent Events). FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The Corporation adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” (The FASB has yet to incorporate SFAS No. 166 in the ASC.) SFAS No. 166 removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying the accounting and reporting standards within ASC 810, Consolidation, to qualifying special purpose entities. SFAS No. 166 also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/ derecognition criteria, and changes how retained interests are initially measured. SFAS No. 166 is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This guidance will be effective for the Corporation beginning January 1, 2010. The Corporation does not expect its adoption to have a material effect on the Corporation’s consolidated financial condition and results of operations.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” (The FASB has yet to incorporate SFAS No. 167 in the ASC.) SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. In addition, SFAS No. 167 requires reconsideration of whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. Accordingly, the Corporation will adopt the provisions of SFAS No. 167 in the first quarter of 2010. The Corporation is currently evaluating the impact of the provisions of SFAS No. 167 on the Corporation’s consolidated financial condition or results of operations.

NOTE 10 — FAIR VALUE
Fair value pursuant to FASB ASC 820-10, Fair Value Measurements and Disclosures, is the exchange price, in an orderly transaction that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or liability. FASB ASC 820-10 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. In addition, FASB ASC 820-10 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard describes three levels of inputs that may be used to measure fair values:
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
The Corporation used the following methods to determine the fair value of each type of financial instrument:
Investment securities: The fair values for investment securities are valued using the prices obtained from an independent pricing service. The prices are not adjusted. The independent pricing service uses industry-standard models to price U.S. Government agency obligations and mortgage backed securities that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. (Level 2).
Residential loans held for sale: The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).
Derivative financial instruments: Derivative instruments are used to hedge residential mortgage loans held for sale and the related interest rate lock commitments and include forward commitments to sell mortgage loans and mortgage-backed securities. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for interest rate lock commitments (Level 3).
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
Other real estate owned: The fair value of other real estate owned consists of real estate that has been foreclosed, is recorded at the lower of fair value less selling expenses or the book balance prior to foreclosure. Write downs are provided for subsequent declines in value and are recorded in other non-interest expense (Level 2).

NOTE 10 — FAIR VALUE (continued)
Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option, are summarized below:

		Fair Value Measurement
		at September 30, 2009 Using
		Quoted
		Prices in
		Active
		Markets for		Significant
	Carrying	Identical	Other Observable	Unobservable
	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In Thousands)
Description
Financial Assets-Recurring
Available for sale securities (1)	$68,921	$—	$68,921	$—
Residential loans held for sale	60,400	—	60,400	—
Derivative financial instruments	306	—	—	306
Financial Liabilities-Recurring
Derivative financial instruments	392	—	—	392

Financial Assets-Non-Recurring
Impaired loans (2)	12,181	—	—	12,181
Other real estate owned (3)	3,665	—	3,665	—

(1)	Excludes restricted stock.

(2)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

(3)	Represents appraised value and realtor comparables less estimated selling expenses.

NOTE 10 — FAIR VALUE (continued)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month period ended September 30, 2009.

Net Derivatives
(In Thousands)
Balance June 30, 2009	$64
Realized and unrealized losses included in earnings	(150)
Unrealized gains (losses) included in other comprehensive income	—
Purchases, settlements, paydowns, and maturities	—
Transfer into Level 3	—

Balance September 30, 2009	$(86)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the nine month period ended September 30, 2009.

Net Derivatives
(In Thousands)
Balance December 31, 2008	$91
Realized and unrealized losses included in earnings	(177)
Unrealized gains (losses) included in other comprehensive income	—
Purchases, settlements, paydowns, and maturities	—
Transfer into Level 3	—

Balance September 30, 2009	$(86)

Financial instruments recorded using FASB ASC 825-10
Under FASB ASC 825-10, Financial Instruments, the Corporation may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election, with respect to an item, may not be revoked once an election is made.
The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at September 30, 2009, measured at fair value under FASB ASC 825-10 and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

	Aggregate		Contractual
(In Thousands)	Fair Value	Difference	Principal
Residential mortgage loans held for sale	$60,400	$1,708	$58,692
The Corporation elected to account for residential loans held for sale at fair value to eliminate the mismatch in recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.

NOTE 10 — FAIR VALUE (continued)
The following methods and assumptions were used in estimating the fair value of financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, and accrued interest. The methodologies for other financial assets and financial liabilities are discussed below:
Cash and Short-Term Investments
For those short-term instruments, the carrying amount is a reasonable estimate of fair value.
Securities
The fair values for investment securities are valued using the prices obtained from an independent pricing service.
Loans Held for Sale
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
At September 30, 2009 and December 31, 2008, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		Unaudited
		(In Thousands)
Financial assets:
Cash and due from banks	$55,884	$55,884	$22,482	$22,482
Securities available for sale	68,921	68,921	85,119	85,119
Restricted stock	4,553	4,553	5,896	5,896
Loans held for sale	60,400	60,400	84,312	84,312
Loans, net of allowance for loan losses	480,898	478,310	478,467	478,118
Derivatives	306	306	273	273

Total Financial Assets	$670,962	$668,374	$676,549	$676,200

Financial liabilities:
Deposits	$512,743	$512,811	$485,401	$486,989
Securities sold under agreement to repurchase	18,307	18,313	31,388	31,613
Borrowings	84,678	84,740	113,294	114,928
Subordinated debentures	6,186	6,187	6,186	6,321
Derivatives	392	392	182	182

Total Financial Liabilities	$622,306	$622,443	$636,451	$640,033

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009 or any future period.
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

Allowance for Loan Losses
The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) FASB ASC 450-10, which requires that losses be accrued when they are probable of occurring and estimatable, and (ii) FASB ASC 310-10, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, and management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation considers, among other factors, the estimated market value of the underlying collateral and current economic conditions. For further information about our practices with respect to allowance for loan losses, please see the subsection “Allowance for Loan Losses” below.
Other-Than-Temporary Impairment of Investment Securities
The Bank’s securities portfolio is classified as available-for-sale. There are no non-agency mortgage-backed securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other-than-temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. At September 30, 2009, there were no securities with other-than-temporary impairment.
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
Off-Balance Sheet Items
In the ordinary course of business, the Bank issues commitments to extend credit and, at September 30, 2009, these commitments amounted to $27.3 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.
At September 30, 2009, the Bank had approximately $102.8 million in unfunded lines of credit and letters of credit. These lines of credit, if drawn upon, would be funded from routine cash flows and short-term borrowings.

Off-Balance Sheet Items (continued)
The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At September 30, 2009 and December 31, 2008 the balance in this account totaled $297 thousand. The Mortgage Corporation maintains a similar reserve for standard representations and warranties issued in connection with loans sold. This reserve totaled $1.8 million at September 30, 2009 and $1.4 million at December 31, 2008. During the third quarter of 2009 the Mortgage Corporation charged $1.9 million to the Allowance for Losses on Loans Sold as a result of an agreement with two investors to eliminate future liability in connection with loans previously sold.
Subsequent Events
On June 30, 2009, the Corporation adopted FASB ACS 855-10 (previously SFAS No. 165, “Subsequent Events”). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB ACS 855-10 defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through November 13, 2009, the date the third quarter financial statements were filed in this Form 10-Q and no subsequent events have occurred requiring accrual or disclosure.
FINANCIAL CONDITION (September 30, 2009 compared to December 31, 2008)
At September 30, 2009, the Corporation’s assets totaled $695.2 million, down $7.1 million from $702.3 million at December 31, 2008. Loans held for investment totaled $489.1 million at September 30, 2009 compared to $485.9 million at year end 2008. Loans held for sale totaled $60.4 million, compared to $84.3 million at December 31, 2008, a decrease of $23.9 million. Total deposits increased $27.3 million to $512.7 million at September 30, 2009, compared to $485.4 million at December 31, 2008.
Securities
The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage-backed securities, taxable municipal securities, a CRA mutual fund and Federal Reserve Bank and Federal Home Loan Bank stock. At September 30, 2009 the securities portfolio totaled approximately $73.5 million, down from $91.0 million on December 31, 2008. The decrease is due in part to the sale of $4.0 million in taxable municipal securities during the second quarter with a pre-tax gain of approximately $649 thousand. The remaining decrease is due to maturities and called securities that were not reinvested. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed. The investment portfolio does not contain any non-agency mortgage backed securities.
Loans
The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial and industrial loans, real estate loans, construction and land development loans, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loan growth during the nine months ended September 30, 2009 has been modest due in part to the economy and continued focus on credit quality with stricter credit standards and conservative loan-to-value requirements. Loans held for investment averaged $491.4 million for the nine months ended September 30, 2009 compared to $483.1 million for the same period in 2008, an increase of $8.3 million. See Note 5 of the accompanying notes to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loans held for investment portfolio at September 30, 2009.

Commercial Loans: Commercial loans represent 14.31% of the loans held for investment portfolio as of September 30, 2009. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.
Commercial Real Estate Loans: Also known as commercial mortgages, loans in this category represent 45.44% of the loans held for investment portfolio as of September 30, 2009. These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.
Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans, comprise 9.27% of the loans held for investment portfolio as of September 30, 2009. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.
Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties and represents 30.71% of the loans held for investment portfolio as of September 30, 2009. Of this amount, the following sub-categories exist as a percentage of the whole residential real estate loan portfolio: home equity lines of credit, 14.72%; first trust mortgage loans, 70.13%; junior trust loans, 12.48%; and multi-family loans and loans secured by farmland, 2.68%.
Home equity lines of credit are extended to borrowers in our target market. Real estate equity is often the largest component of consumer wealth in our marketplace. Once approved, this consumer finance tool allows the borrowers to access the equity in their homes or investment properties and use the proceeds for virtually any purpose. Home equity lines of credit are most frequently secured by a second lien on residential property. The proceeds of first trust mortgage loans are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior trust loans are loans to consumers wherein the proceeds have been used for a stated consumer purpose. Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods. The loans are generally extended in a single disbursement and repaid over a specified period of time.
Loans in the residential real estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and Board of Directors and takes into consideration repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.
Consumer Loans: Consumer Loans make up approximately 0.3% of the loans held for investment portfolio as of September 30, 2009. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history and stability.
Loans Held for Sale (“LHFS”)
LHFS are residential mortgage loans originated by the Mortgage Corporation to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. The LHFS loans are closed by the Mortgage Corporation and carried on its books until the loan is delivered to and purchased by an investor. In the nine months ended September 30, 2009 we originated $1.2 billion of loans processed in this manner. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase, by the Mortgage Corporation, of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud. There is also a risk that loans originated may not be purchased by our investors. The Mortgage Corporation attempts to manage these risks by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors and programs offered. At September 30, 2009, LHFS at fair value totaled $60.4 million compared to $84.3 million at December 31, 2008.
Brokered Loans
Brokered loans are underwritten and closed by a third party lender. The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. For the first nine months of 2009, $29.8 million in residential mortgage loans were originated under this type of delivery method, as compared to $64.3 million for the same period of 2008. Brokered loans accounted for 2.4% of the total loan volume for the first nine months of 2009 compared to 10.5% for the same period of 2008. We typically broker loans that do not conform to the products offered by the Mortgage Corporation and for this reason the level of brokered loans is subject to wide fluctuations.
Allowance for Loan Losses
The allowance for loan losses totaled approximately $8.2 million at September 30, 2009 compared to $7.5 million at year end 2008. The allowance for loan losses is equivalent to approximately 1.7% of total consolidated loans held for investment at September 30, 2009. The level of the allowance for loan losses is determined by management through an ongoing detailed analysis of risk and loss potential within the portfolio as a whole and management has concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an internal audit program and bank regulators, and such reviews have not resulted in any material adjustment to the reserve. The table below, Allocation of the Allowance for Loan Losses, reflects the allocation by the different loan types. The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations of the allowance for loan losses, as discussed below.
The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans. The methodology as to how the allowance was derived is detailed below. Adequacy of the allowance is assessed monthly and increased by provisions for loan losses charged to expense. Charge-offs are taken, no less frequently than at the close of each fiscal quarter. The methodology by which we systematically determine the amount of our allowance is set forth by the Board of Directors in our Credit Policy, pursuant to which our Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly. The following elements are considered in this analysis: loss estimates on specific problem credits, individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, and any other factors considered relevant from time to time. All loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly. Loss potential factors are applied based upon a blend of the following criteria: our own direct experience at this Bank; our collective management experience in administering similar loan portfolios in the market; and peer data contained in statistical releases issued by both the

Allowance for Loan Losses (continued)
Comptroller and the Federal Deposit Insurance Corporation (“FDIC”). Management’s collective experience at this Bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms. Prevailing economic conditions generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations. When deterioration develops in an individual credit, the loan is placed on a “watch list” and is monitored more closely. All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies. If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of loss, the loan is classified as impaired and the book balance of the loan is reduced to the expected liquidation value by charging the allowance for loan losses.
The following is a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2009 and for the year ended December 31, 2008.
Allowance for Loan Losses

	Three months ended September 30,		Nine months ended September 30,		Year ended
	2009	2008	2009	2008	December 31, 2008

	( In Thousands)
Allowance for loan losses-beginning of period	$8,077	$9,310	$7,462	$7,251	$7,251
Loans Charged off:
Commercial	314	168	1,455	168	168
Commercial real estate	537	2,805	1,648	2,804	4,038
Real estate construction	519	54	612	54	242

Residential real estate	157	479	851	479	968

Consumer	—	—	22	—	57
Total Charge-offs	1,527	3,506	4,588	3,505	5,473
Recoveries:
Commercial	206	—	213	—	—
Commercial real estate	—	—	159	—	—
Real estate construction	—	—	66	—	—
Residential real estate	36	6	51	257	261
Consumer	—	—	—	—	—

Total Recoveries	242	6	489	257	261

Net Charge-offs	1,285	3,500	4,099	3,248	5,212
Provision for loan losses	1,387	1,855	4,816	3,662	5,423

Allowance for loan losses-end of period	$8,179	$7,665	$8,179	$7,665	$7,462

The following table allocates the allowance for loan losses by loan classifications.

	September 30, 2009				December 31, 2008
			Allowance for Loan				Allowance for
	Amount	Percentage	Losses	Percentage	Amount	Percentage	Loan Losses	Percentage

	(Dollars In Thousands)
Commercial	$69,997	14.31%	$1,599	19.55%	$69,537	14.31%	$1,816	24.34%
Commercial real estate	222,229	45.44	3,484	42.60	218,539	44.97	2,948	39.51
Real estate construction	45,310	9.27	534	6.53	42,600	8.77	805	10.79
Residential real estate	150,204	30.71	2,549	31.16	153,740	31.64	1,880	25.19
Consumer	1,337	0.27	13	0.16	1,513	0.31	13	0.17

	$489,077	100.00%	$8,179	100.00%	$485,929	100.00%	$7,462	100.00%

Non-performing Assets
At September 30, 2009, the Bank had non-performing assets totaling $15.8 million compared to $7.3 million at December 31, 2008. The increase in non-performing assets is due to isolated credits previously on our watch list that have deteriorated largely due to economic conditions. All non-performing assets are carried at the expected liquidation value of the underlying collateral. Non-performing assets consist of non-accrual loans and other real estate owned. Non-accrual loans totaled approximately $12.2 million at September 30, 2009 and are comprised of three commercial loans totaling approximately $154 thousand, five commercial real estate loans totaling approximately $6.9 million, two construction loans totaling $4.3 million, and two residential real estate loans in the amount of $810 thousand. Other real estate owned consists of two commercial properties totaling $3.2 million and one residential property in the amount of $.4 million.

The following table is a summary of our non-performing assets at September 30, 2009 and December 31, 2008.
Non-performing Assets and Accruing Loans Past Due 90 Days or More

(Dollars in thousands)	September 30, 2009	December 31, 2008
Non-accrual loans:
Commercial	$154	$74
Commercial real estate	6,953	22
Real estate construction	4,264	2,678
Residential real estate	810	—
Consumer	—	101

Total non-accrual loans	12,181	2,875

Restructured loans	—	—

Other real estate owned (“OREO”)	3,665	4,455

Total non-performing assets	$15,846	$7,330

Ratio of non-performing assets to:
Total loans plus OREO	3.22%	1.49%

Total Assets	2.28%	1.04%

Accruing past due loans:
90 or more days past due	$—	$—
Deposits
Deposits are one of the primary sources of funding loan growth. At September 30, 2009, deposits totaled $512.7 million compared to $485.4 million on December 31, 2008, an increase of $27.3 million. Savings and interest-bearing deposits increased $32.8 million from December 31, 2008 and totaled $128.6 million at September 30, 2009. Time deposits decreased $14.8 million from $314.7 million at December 31, 2008 to $299.9 million at September 30, 2009 as maturing wholesale and rate sensitive deposits were not renewed. Non-interest-bearing deposits increased $9.3 million from $75.0 million at December 31, 2008 to $84.3 million at September 30, 2009. The increase in non-interest-bearing deposits is largely due to fluctuations in balances of commercial accounts and an increase in core deposit relationships.
Shareholders’ Equity
Shareholders’ equity totaled approximately $66.0 million at September 30, 2009 compared to approximately $57.9 million at December 31, 2008. Shareholders’ equity increased by $8.1 million during the nine month period ended September 30, 2009. The increase in shareholders’ equity is primarily due to $7.6 million in net income for the nine months ended September 30, 2009.
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

The following table outlines the regulatory components of capital and risk based capital ratios.

	September 30,	December 31,
	2009	2008
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$8,753	$8,551
Capital surplus	18,301	17,410
Retained earnings	38,436	31,157
Less: Net unrealized loss on equity securities	—	(34)
Subordinated debentures	6,000	6,000
Less: Dissallowed servicing assets	86	—

Total Tier 1 capital	71,404	63,084

Subordinated debentures not included in Tier 1	—	—
Allowance for loan losses	6,664	6,662
Unrealized gain on available for sale equity securities	4	—

	6,668	6,662

Total risk based capital	$78,072	$69,746

Risk weighted assets	$531,286	$532,195

Quarterly average assets	$708,679	$649,817

			Regulatory
			Minimum to be
			Well Capitalized
Capital Ratios:
Tier 1 risk based capital ratio	13.44%	11.85%	6.00%
Total risk based capital ratio	14.69%	13.11%	10.00%
Leverage ratio	10.08%	9.71%	5.00%
RESULTS OF OPERATIONS
Summary
Net income for the third quarter of 2009 totaled $2.2 million or $0.21 diluted earnings per share. This compares with $0.8 million or $0.07 diluted earnings per share for the same quarter in 2008. Net income for the nine months ended September 30, 2009 totaled $7.6 million or $0.73 diluted earnings per share, up from $3.5 million or $0.34 diluted earnings per share for the nine months ended September 30, 2008. Annualized return on average assets and average common equity for the three months ended September 30, 2009 were 1.22% and 13.12%, respectively, compared to 0.50% and 5.41%, respectively, for the same period in 2008. Annualized return on average assets and average common equity for the nine months ended September 30, 2009 were 1.39% and 15.92% respectively, compared to 0.76% and 8.18%, respectively, for the same period in 2008.

Earnings have been favorably impacted in 2009 by an increase in gains on the sale of loans originated by the Mortgage Corporation as a result of the low interest rate environment and homeowners refinancing existing mortgages at lower rates. Mortgage loan originations during the nine months ended September 30, 2009 totaled $1.2 billion compared to $613.2 million for the same period in 2008. Gains on the sale of these loans totaled $38.3 million for the nine months ended September 30, 2009 compared $17.9 million for the same period last year. This increase in earnings offset the $4.8 million in provisions for loan losses on loans held for investment and a $3.3 million provision for losses on loans sold by the Mortgage Corporation.
Net Interest Income
Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income for the three months ended September 30, 2009 totaled $5.9 million compared to $5.6 million for the same period in 2008. Net interest margin on a taxable equivalent basis was 3.46% for the third quarter of 2009 compared with 3.70% for the third quarter of 2008. The decrease in net interest margin is due in part to the increase in interest-bearing balances at lower interest rates and an increase in non-earning assets. Average earning assets for the three month period ending September 30, 2009 totaled $682.6 million compared to $600.9 million for the same period in 2008, an increase of $81.7 million. The increase in average earning assets is primarily due to a $34.0 million increase in loans held for sale as a result of the lower interest rate environment and refinancing activity. Average interest-bearing balances increased $43.8 million primarily due to the increase in deposits. Interest-bearing balances provide liquidity to support future loan growth.
Net interest income for the nine months ended September 30, 2009 totaled $17.7 million, an increase of $2.1 million over the $15.6 million recorded for the same period in 2008. The volume rate analysis table below reflects the changes in net interest income due to changes in volume and rates. Net interest margin on a taxable equivalent basis was 3.37% for the nine month period ended September 30, 2009 compared to 3.48% for the same period in 2008. Average earning assets for the nine month period ended September 30, 2009 totaled $699.4 million up from $597.3 million for the same period in 2008, an increase of $102.1 million. The increase in average earning assets is primarily due to a $43.3 million increase in average loans held for sale, a $41.6 million increase in interest-bearing balances, an $8.8 million increase in investment securities and an $8.2 million increase in average outstanding loans held for investment.

The following table presents volume and rate analysis for the three months ended September 30, 2009 and 2008:
Volume and Rate Analysis

	Three Months Ended September 30,
	2009 compared to 2008

	Change Due To:
	Increase /
	(Decrease)	Volume	Rate

	(In Thousands)
Interest Earning Assets:
Securities	$(84)	$73	$(157)
Loans	(378)	518	(896)
Interest-bearing deposits	(48)	71	(119)

Total Increase (Decrease) in Interest Income	(510)	662	(1,172)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	75	75	—
Money market deposit accounts	(347)	(123)	(224)
Savings accounts	(6)	10	(16)
Time deposits	(496)	513	(1,009)

Total interest-bearing deposits	(774)	475	(1,249)
FHLB Advances	117	27	90
Securities sold under agreements to repurchase	(26)	21	(47)
Other short-term borrowings	(61)	(21)	(40)
Long-term borrowings	(89)	(53)	(36)
Subordinated debentures	(34)	—	(34)

Total Increase (Decrease) in Interest Expense	(867)	449	(1,316)

Increase (Decrease) in Net Interest Income	$357	$213	$144

The following table presents volume and rate analysis for the nine months ended September 30, 2009 and 2008:
Volume and Rate Analysis

	Nine Months Ended September 30,
	2009 compared to 2008

	Change Due To:
	Increase /
	(Decrease)	Volume	Rate

	(In Thousands)
Interest Earning Assets:
Securities	$105	$317	$(212)
Loans	(459)	2,535	(2,994)
Interest-bearing deposits	(331)	311	(642)

Total Increase (Decrease) in Interest Income	(685)	3,163	(3,848)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	145	152	(7)
Money market deposit accounts	(1,291)	(537)	(754)
Savings accounts	(28)	35	(63)
Time deposits	(1,351)	2,211	(3,562)

Total interest-bearing deposits	(2,525)	1,861	(4,386)
FHLB Advances	413	319	94
Securities sold under agreements to repurchase	(105)	94	(199)
Other short-term borrowings	(169)	(26)	(143)
Long-term borrowings	(287)	(149)	(138)
Subordinated debentures	(108)	—	(108)

Total Increase (Decrease) in Interest Expense	(2,781)	2,099	(4,880)

Increase (Decrease) in Net Interest Income	$2,096	$1,064	$1,032

The following tables present average balances, the yield on average earning assets and the rates on average interest-bearing liabilities for the three months and nine months ended September 30, 2009 and 2008.
Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities (1)

	Three Months
	Ended September 30,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	2009			2008
			(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$70,276	$712	4.05%	$64,058	$796	4.97%
Loans held for sale	52,967	718	5.42%	18,954	309	6.52%
Loans(2)	497,969	7,752	6.23%	500,390	8,540	6.83%
Interest-bearing balances	61,345	34	0.22%	17,547	82	1.87%

Total interest earning assets	682,557	9,216	5.40%	600,949	9,727	6.47%
Non-interest earning assets:
Cash and due from banks	6,708			6,808
Premises, land and equipment	12,862			10,237
Other assets	14,802			9,724
Less: allowance for loan losses	(8,250)			(9,712)

Total non-interest earning assets	26,122			17,057

Total Assets	$708,679			$618,006

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$35,376	$100	1.13%	$8,832	$25	1.13%
Money market deposit accounts	100,023	377	1.51%	124,065	724	2.33%
Savings accounts	4,408	16	1.45%	2,602	22	3.38%
Time deposits	302,287	1,976	2.61%	243,310	2,472	4.06%

Total interest-bearing deposits	442,094	2,469	2.23%	378,809	3,243	3.42%
FHLB Advances	22,535	253	4.49%	19,185	136	2.84%
Securities sold under agreements to repurchase and federal funds purchased	22,193	25	0.45%	13,930	51	1.46%
Other short-term borrowings	13,697	32	0.93%	19,064	93	1.95%
FHLB Long-term borrowings	20,210	170	3.36%	55,674	558	4.01%
FDIC Term Note	29,996	299	3.99%	—	—	0.00%
Subordinated Debentures	6,186	57	3.69%	6,186	91	5.88%

Total interest-bearing liabilities	556,911	3,305	2.37%	492,848	4,172	3.39%

Non-interest-bearing liabilities:
Demand deposits	74,878			65,719
Other liabilities	11,208			2,581

Total liabilities	642,997			561,148
Shareholders’ Equity	65,682			56,858

Total Liabilities and Shareholders’ Equity:	$708,679			$618,006

Interest Spread(3)			3.03%			3.08%

Net Interest Margin(4)		$5,911	3.46%		$5,555	3.70%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities (1)

			Nine Months
	Ended September 30,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

			(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$73,407	$2,553	4.64%	$64,655	$2,448	5.05%
Loans held for sale	68,906	2,648	5.12%	25,561	1,349	7.04%
Loans(2)	491,375	23,270	6.31%	483,135	25,028	6.91%
Interest-bearing balances	65,697	112	0.23%	23,987	443	2.46%

Total interest earning assets	699,385	28,583	5.45%	597,338	29,268	6.53%
Non-interest earning assets:
Cash and due from banks	6,345			6,648
Premises, land and equipment	9,050			9,539
Other assets	18,676			8,767
Less: allowance for loan losses	(7,919)			(8,406)

Total non-interest earning assets	26,152			16,548

Total Assets	$725,537			$613,886

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$27,242	$223	1.09%	$8,692	$78	1.20%
Money market deposit accounts	87,254	1,011	1.54%	120,986	2,302	2.54%
Savings accounts	4,456	48	1.44%	2,662	76	3.81%
Time deposits	330,293	7,005	2.83%	250,434	8,356	4.45%

Total interest-bearing deposits	449,245	8,287	2.46%	382,774	10,812	3.77%
FHLB Advances	24,144	740	4.09%	13,247	327	3.29%
Securities sold under agreements to repurchase and federal funds purchased	24,363	91	0.50%	13,815	196	1.89%
Other short-term borrowings	17,848	127	0.95%	19,754	296	2.00%
FHLB Long-term borrowings	26,300	692	3.51%	56,841	1,747	4.10%
FDIC Term Note	25,491	768	4.02%	—	—	0.00%
Subordinated Debentures	6,186	185	3.99%	6,186	293	6.32%

Total interest-bearing liabilities	573,577	10,890	2.53%	492,617	13,671	3.70%

Non-interest-bearing liabilities:
Demand deposits	78,535			62,086
Other liabilities	9,866			1,804

Total liabilities	661,978			556,507
Shareholders’ Equity	63,559			57,379

Total Liabilities and Shareholders’ Equity:	$725,537			$613,886

Interest Spread(3)			2.92%			2.83%

Net Interest Margin(4)		$17,693	3.37%		$15,597	3.48%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

(2)	Loans placed on nonaccrual status are included in loan balances.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Non-interest Income
Non-interest income consists of revenue generated from financial services and activities other than lending and investing. The Mortgage Corporation provides the most significant contributions to non-interest income. Total non-interest income was $10.9 million for the third quarter of 2009 compared to $5.6 million for the same period in 2008. Non-interest income totaled $44.1 million for the nine month period ended September 30, 2009, up from $22.1 million for the same period in 2008. Gains on the sale of loans originated by the Mortgage Corporation totaled $9.9 million and $38.3 million for the three and nine month periods ended September 30, 2009, up from $4.8 million and $17.9 for the same periods of 2008. The increase in gains on the sale of loans is due to the increased volume of mortgage loans originated as a result of lower interest rates and refinancing activity. During the nine months ended September 30, 2009, the Mortgage Corporation originated $1.237 billion in mortgage loans up from $613.2 million for the same period in 2008.
Non-interest Expense
Non-interest expense totaled $12.0 million and $44.5 million for the three and nine months ended September 30, 2009, compared to $8.1 and $28.5 million and for the same period in 2008. Salaries and employee benefits totaled $6.0 million and $21.4 million for the three and nine months ended September 30, 2009, up from $4.5 million and $15.9 million for the same period last year. The increase is primarily due to commissions related to the increase in mortgage loan originations. Other operating expenses totaled $5.4 million and $21.1 million for the three and nine months ended September 30, 2009, compared to $3.0 million and $10.7 million for the same period in 2008. Advertising expense increased $1.5 million for the nine months ended September 30, 2009 compared to the same period in 2008, due to an increase in direct mail marketing of mortgage loans. Management fees increased $3.9 million for the nine months ended September 30, 2009 compared to the same period in 2008. Management fees relate to the operation of certain Mortgage Corporation branches and fluctuate with the volume of loan production. The provision for losses on loans sold increased $2.0 million for the nine months ended September 30, 2009 compared to the same period in 2008. This provision relates to potential expenses associated with standard representation and warranties on mortgage loans sold. OREO expense increased $1.0 million for the nine months ended September 30, 2009 and relates to expenses and valuation adjustments to OREO properties.

The table below provides the composition of other operating expenses.

	Nine Months Ended September 30,
	2009	2008
	(In Thousands)
Advertising	$4,255	$2,751
Investor fees	1,237	676
Management fees	5,573	1,681
Provision for losses on loans sold	3,349	1,318
Business and franchise tax	336	297
Accounting and auditing service	460	470
Consulting fees	260	263
OREO expense	1,052	—
Credit report expenses	382	198
Data processing	364	357
Loan and collection expense	284	—
FDIC insurance expense	947	246
Other	2,624	2,477

	$21,123	$10,734

Liquidity Management
Liquidity is the ability of the Corporation to meet current and future cash flow requirements. The liquidity of a financial institution reflects its ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Corporation’s ability to meet the daily cash flow requirements of both depositors and borrowers. Management monitors liquidity through a regular review of asset and liability maturities, funding sources and loan and deposit forecasts.
Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Corporation’s customers, but also to maintain an appropriate balance between interest sensitive assets and interest sensitive liabilities so that the Corporation can earn an appropriate return for its shareholders.
The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At September 30, 2009, overnight interest-bearing balances totaled $47.1 million compared to $13.7 at December 31, 2008.
The liability portion of the balance sheet provides liquidity through various interest-bearing and non-interest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At September 30, 2009, the Bank had a line of credit with the FHLB totaling $100.7 million and had outstanding short-term loans of $22.4 million, and an additional $17.3 million in term loans at fixed rates ranging from 2.55% to 4.97% leaving $61.0 million available on the line. In addition to the line of credit at the FHLB, the Bank and the Mortgage Corporation also issue repurchase agreements and commercial paper.

As of September 30, 2009, outstanding repurchase agreements totaled approximately $18.3 million and commercial paper issued and other short-term borrowings amounted to $14.9 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at September 30, 2009, these lines totaled $28.5 million and were available as an additional funding source. The Corporation also has $6.2 million in subordinated debentures to support the growth of the organization.
On February 11, 2009 the Bank issued $30.0 million in long term debt that is backed by the full faith and credit of the United States under the FDIC’s Temporary Liquidity Guarantee Program. The note bears interest at 2.74% plus a 1% guarantee fee and matures February 15, 2012. The proceeds were used to supplement traditional sources of liquidity and to provide funding for loans.
The following table presents the composition of borrowings at September 30, 2009 and December 31, 2008.
Borrowed Funds Distribution

	September 30,	December 31,
	2009	2008
	( In Thousands)
At Period End
FHLB advances	$22,440	$44,333
FHLB long-term borrowings	17,304	41,107
Securities sold under agreements to repurchase and federal funds purchased	18,307	31,388
Other short-term borrowings	14,938	27,854
Subordinated debentures	6,186	6,186
FDIC term note	29,996	—

Total at period end	$109,171	$150,868

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
	(In Thousands)
Average Balances
FHLB advances	$24,144	$13,524
FHLB long-term borrowings	26,300	54,173
Securities sold under agreements to repurchase and federal funds purchased	24,363	16,433
Other short-term borrowings	17,848	20,697
Subordinated debentures	6,186	6,186
FDIC term note	25,491	—

Total average balance	$124,332	$111,013

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
Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of September 30, 2009. The table below reflects the outcome of these analyses at September 30, 2009, assuming budgeted growth in the balance sheet. According to the model run for the nine month period ended September 30, 2009, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 2.04%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.
The following table reflects the Corporation’s earnings sensitivity profile as of September 30, 2009.

		Hypothetical Percentage
Increase in Federal	Hypothetical Percentage	Change in Economic Value
Funds Target Rate	Change in Earnings	of Equity
3.00%	9.03%	-2.23%
2.00%	6.08%	-1.85%
1.00%	2.04%	-1.80%
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
The Mortgage Corporation is party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed to, and locked by both the Corporation and the borrower for specified periods of time. When the borrower locks its interest rate, the Corporation effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Corporation must honor the interest rate for the specified time period. The Corporation is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Corporation utilizes either a Best Efforts forward sale commitment or a Mandatory forward sale commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Failure to effectively monitor, manage and hedge the interest rate risk associated with the mandatory commitments subjects the Corporation to potentially significant market risk.
Throughout the lock period, the changes in the market value of interest rate lock commitments, Best Efforts, and Mandatory forward sale commitments are recorded as unrealized gains and losses and are included in the statement of operations in other income. The Corporation’s management has made complex judgments in the recognition of gains and losses in connection with this activity. The Corporation utilizes a third party and its proprietary simulation model to assist in identifying and managing the risk associated with this activity.

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
Changes in Internal Control over Financial Reporting
The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
           None.
Item 3. Defaults Upon Senior Securities
           None.
Item 4. Submission of Matters to a Vote of Security Holders
           None.
Item 5. Other Information
           None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))

3.2	Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))

4.0	Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation’s total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.10.1	Form of Stock Option Agreement for Employee under Access National Corporation’s 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.1 to Form 8-K filed July 6, 2009)

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation (Registrant)
Date: November 13, 2009	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)