Form 10-K
period 2009-12-31
ACCESS NATIONAL CORP
filed 2010-03-29
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________ to_______________
Commission File Number   000-49929

Access National Corporation
(Exact name of registrant as specified in its charter)

Virginia	82-0545425
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1800 Robert Fulton Drive, Suite 300, Reston, Virginia  20191
  (Address of principal executive offices) (Zip Code)

(703) 871-2100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock $0.835 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
(Title of class) None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $46,360,310.

As of March 26, 2010, there were 10,615,313 shares of Common Stock, par value $.835 per share, of Access National Corporation issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 18, 2010, are incorporated by reference in Part III of this Form 10-K.

Access National Corporation

FORM 10-K

INDEX

PART I

In addition to historical information, the following report contains forward-looking statements that are subject to risks and uncertainties that could cause Access Naational Corporation’s actual results to differ materially from those anticipated.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report. For discussion of factors that may cause our actual future results to differ materially from those anticipated, please see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” herein.

ITEM 1 – BUSINESS

Access National Corporation (the “Corporation”) was organized June 15, 2002 under the laws of Virginia to operate as a bank holding company.  The Corporation has two active wholly owned subsidiaries:  Access National Bank, and Access National Capital Trust II. Effective June 15, 2002, pursuant to an Agreement and Plan of Reorganization dated April 18, 2002 between the Corporation and Access National Bank (the “Bank”), the Corporation acquired all of the outstanding stock of the Bank in a statutory share exchange transaction.  The Bank is the primary operating business of the Corporation.  The Bank provides commercial credit, deposit and mortgage services to middle market businesses and associated professionals, primarily in the greater Washington, D.C. Metropolitan Area. The Bank was organized under federal law as a national banking association to engage in a general banking business to serve the communities in and around Northern Virginia.  The Bank opened for business on December 1, 1999 at 14006 Lee-Jackson Memorial Highway in Chantilly, Virginia.  Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation. The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and associated individuals.  The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels.  The Bank has two active wholly owned subsidiaries:  Access National Mortgage Corporation (the “Mortgage Corporation”) and Access National Real Estate LLC (“Access Real Estate”). The Corporation does not have any significant operations and serves primarily as the parent company for the Bank. The Corporation’s income is primarily derived from dividends received from the Bank.  These dividends are determined by the Bank’s earnings and capital position.  Access National Capital Trust II was formed for the purpose of issuing redeemable capital securities.

The headquarters for the Corporation, the Bank, Access Real Estate and the Mortgage Corporation are located at 1800 Robert Fulton Drive, Reston, Virginia.

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

Assets at year end totaled $666.9 million and net income amounted to $9.6 million.  The Bank operates from five banking centers located in Chantilly, Tysons Corner, Reston, Leesburg and Manassas, Virginia and online at www.accessnationalbank.com.  Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities.

The Mortgage Corporation specializes in the origination of conforming and government insured residential mortgages primarily in the greater Washington, D.C. Metropolitan Area and the surrounding areas of its branch locations. The Mortgage Corporation has established offices throughout Virginia, in Annandale, Fairfax, Reston, Roanoke, Richmond, and McLean. Offices outside the state of Virginia include Westminster and Crofton in Maryland, Nashville in Tennessee, Denver in Colorado, Indianapolis in Indiana, Chicago in Illinois, Atlanta in Georgia, Winchester in Massachusetts and San Antonio in Texas.

Access Real Estate was formed to acquire and hold title to real estate for the Corporation. Access Real Estate owns a 45,000 square foot, three story office building located at 1800 Robert Fulton Drive in Reston, Virginia that serves as the corporate headquarters for the Corporation, Bank, Mortgage Corporation, and Access Real Estate.  Access Real Estate also owns vacant land in Fredericksburg that was purchased for future expansion of the Bank and Mortgage Corporation.

The Corporation’s common stock commenced trading on the NASDAQ Global Market under the ticker symbol “ANCX” on July 19, 2004.

Our Strategy – Historical and Prospective

Our view of the financial services marketplace is that community banks must be effective in select market niches that are under-served and stay clear of competing with large national competitors on a head-to-head basis for broad based consumer business.  We started by organizing a de novo national bank in 1999.  The focus of the Bank was and is serving the small to medium sized businesses and their associated professionals in the greater Washington, D.C. Metropolitan Area. We find that large national competitors are ineffective at addressing this market as it is difficult to distinguish where a business’s financial needs stop and the personal financial needs of that business’s professionals start. We believe that emerging businesses and the finances of their owners are best served hand-in-hand.

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

The goal was and is to generate 70-80% of the Corporation’s earnings from the core business of the Bank, with the rest of our consolidated earnings to be generated from related fee income activities.  We will consider entering other related fee income businesses that serve our target market as opportunities, market conditions and our capacity dictate.  See Note 20 to the consolidated financial statements for additional information on segment performance.

We expect to grow our Bank by continuing to hire skilled personnel, train our own and provide a sound infrastructure that facilitates the success of  businesses, their owners and key personnel, not only today but tomorrow and on into the ensuing decades.

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

At December 31, 2009 loans held for investment totaled $486.6 million compared to $485.9 million at year end 2008.  During 2009 loan demand diminished as a result of economic conditions and stricter underwriting standards.

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

Commercial Loans: Commercial Loans represent 14.9% of our loan portfolio held for investment as of December 31, 2009.  These loans are to businesses or individuals within our target market for business purposes.  Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business.  These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan.  To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 8.5% of our held for investment loan portfolio, as of December 31, 2009.  These loans generally fall into one of four circumstances:  first, loans to construct owner occupied commercial buildings; second, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; third, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and fourth, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings.  Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time.  The loans typically carry recourse to principal borrowers.  In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk.  To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Commercial Real Estate Loans: Also known as Commercial Mortgages, loans in this category represent 45.3% of our loan portfolio held for investment, as of December 31, 2009.   These loans generally fall into one of three situations: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment.  Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards.  Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans:  This category includes loans secured by first or second mortgages on one to four family residential properties, generally extended to Bank clients, and represents 31.0% of the portfolio, as of December 31, 2009.  Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio:  Home Equity Lines of Credit 12.4%; First Trust Mortgage Loans 68.5%; Loans Secured by a Junior Trust 16.9%; Multi-Family Loans and Loans Secured by Farmland 2.2%.

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

The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor.  In 2009, we originated $1.5 billion of loans processed in this manner, up from $775.2 million in 2008.  At December 31, 2009 loans held for sale totaled $76.2 million compared to $84.3 million at year end 2008.  The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender.  We are paid a fee for procuring and packaging brokered loans.   In 2009, we originated a total volume of $68.4 million in residential mortgage loans under this type of delivery method.  Brokered loans accounted for 4.4% of the total loan volume of the Mortgage Corporation.  The risks associated with this activity are limited to losses or claims arising from fraud.

Deposits

Deposits are the primary source of funding loan growth.  At December 31, 2009 deposits totaled $466.6 million compared to $485.4 million on December 31, 2008.

Market Area

The Corporation, the Bank, and the Mortgage Corporation are headquartered in Fairfax County and serve the Northern Virginia region.  Fairfax County is a diverse and thriving urban county.  As of April 2008, the estimated population of the county is 1,015,302, making it the most populous jurisdiction in the Commonwealth of Virginia, with about 13% of Virginia's population. Fairfax was the first county to reach a six-figure median household income, and has the second-highest median household income of any jurisdiction in the United States after neighboring Loudoun County.  The proximity to Washington, D.C. and the influence of the federal government and its spending provides somewhat of a recession shelter.

Competition

The Bank competes with virtually all banks and financial institutions which offer services in its market area.  Much of this competition comes from large financial institutions headquartered outside the state of Virginia, each of which has greater financial and other resources to conduct large advertising campaigns and offer incentives.  To attract business in this competitive environment, the Bank relies on personal contact by its officers and directors, local promotional activities, and the ability to provide personalized custom services to small and medium sized businesses and professionals. In addition to providing full service banking, the Bank offers and promotes alternative and modern conveniences such as internet banking, automated clearinghouse transactions, remote deposit capture, and courier services for commercial clients. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot foresee how federal regulation of financial institutions may change in the future.  However, it is possible that current and future governmental regulatory and economic initiatives could impact the competitive landscape in the Bank’s markets.

Employees

At December 31, 2009 the Corporation had 328 employees, 94 of whom were employed by the Bank and 234 of whom were employed by the Mortgage Corporation.  None of the employees of the Corporation is subject to a collective bargaining agreement.  Management considers employee relations to be good.

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

Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its common stock. As a bank holding company, the Corporation is a separate legal entity from the Bank.  Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank.  The amount of dividends that may be paid by the Bank depends upon the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies.  In addition to specific regulations governing the permissibility of dividends, both the FRB and the Virginia Bureau of Financial Institutions are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Bank would be an unsafe and unsound banking practice.  The Corporation meets all regulatory requirements and began paying dividends in February 2006.  The Corporation paid dividends totaling $415 thousand in 2009. See “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

The FRB, the Comptroller and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2009, the Corporation and Bank both met all applicable capital requirements imposed by regulation.

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

As of December 31, 2009, both the Corporation and the Bank were considered “well capitalized.”

Deposit Insurance Assessments. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the FDIC.  The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution's assessment rate depends upon the category to which it is assigned.  Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and vary as between the healthiest institutions (Risk Category I) and the riskiest (Risk Category IV).  For calendar 2008, assessments ranged from five to 43 basis points of each institution’s deposit assessment base.  Due to losses incurred by the DIF in 2008 from failed institutions, and anticipated future losses, the FDIC adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The FDIC made further refinements to its risk-based assessment that were effective April 1, 2009, and effectively made the range seven to 77 1/2 basis points, with the annualized assessment rate for Risk Category 1 institutions ranging from seven to 24 basis points. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

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

USA PATRIOT Act.    The USA PATRIOT Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA PATRIOT Act permits financial institutions, upon providing notice to the U.S. Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA PATRIOT Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA PATRIOT Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and a cost of compliance, the Bank does not expect the USA PATRIOT Act to materially affect its products, services or other business activities.

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

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S.Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Emergency Economic Stabilization Act of 2008 (“EESA").  On October 3, 2008, the EESA was enacted, which temporarily increased FDIC insurance coverage from $100,000 to $250,000, as well as provided up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the U.S. Treasury was initially authorized by Congress to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, the U.S. Treasury allocated $250 billion to the Capital Purchase Program (“CPP”). This program allows a qualifying institution to apply for up to three percent of its total risk-weighted assets in capital, which will be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment and 9% thereafter. The U.S. Treasury will also receive warrants for common stock of the institution equal to 15% of the capital invested. On January 15, 2009, the second $350 billion of TARP funding was released to the U.S. Treasury. The Corporation applied in November, 2008 for TARP funding of up to three percent of its risk-weighted assets and we were approved on January 6, 2009 for up to $16 million.  On February 5, 2009 the Corporation declined participation in these programs due to the cost of participation in the CPP and the well capitalized position of both the Bank and Corporation.

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010, extended by subsequent amendment from December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 125 basis points per annum, depending on the initial maturity of the debt and its date of issuance. The fee assessment for deposit insurance coverage on amounts in covered accounts exceeding $250,000 was an annualized 10 basis points through December 31, 2009 and is an annualizes 15 basis points for coverage in 2010 for institutions in risk category 1. The Bank elected to participate in both guarantee programs.  On February 11, 2009 the Bank issued $30.0 million in new senior unsecured debt at 2.74% maturing February 15, 2012 under the TLG Program.

Future Regulations

Regulatory Restructuring Legislation.  In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (iii) to further limit the ability of banks to engage in transactions with affiliates; and (iv) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Corporation cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Corporation may be affected thereby.

Incentive Compensation.  On October 22, 2009, the FRB issued a comprehensive proposal on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. Banking organizations are instructed to review their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.  In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.  The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Bank’s ability to hire, retain and motivate its key employees.

ITEM 1A – RISK FACTORS

Our future success will depend on our ability to compete effectively in the highly competitive financial services industry.

We face substantial competition in all phases of our operations from a variety of different competitors.  In particular, there is very strong competition for financial services in Northern Virginia and the greater Washington, D.C. Metropolitan Area in which we conduct a substantial portion of our business.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other local and community, super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.  Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment.  Many of our competitors are well-established, larger financial institutions and many offer products and services that we do not.  Many have substantially greater resources, name recognition and market presence that benefit them in attracting business.  Some of our competitors are not subject to the same regulation as is imposed on bank holding companies and federally-insured national banks, including credit unions which do not pay federal income tax, and, therefore, have regulatory advantages over us in accessing funding and in providing various services.  While we believe we compete effectively with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller asset base, lack of geographic diversification and inability to spread our marketing costs across a broader market.  If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected.  Failure to compete effectively to attract new or to retain existing clients may reduce or limit our net income and our market share and may adversely affect our results of operations, financial condition and growth.

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

Changes in interest rates, particularly by the Board of Governors of the FRB, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans.  In setting its policy, the FRB may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements.  These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations.  In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money.  This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations.  We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk.  Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.

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

In addition to assessing the financial strength and cash flow characteristics of each of our borrowers, the Bank often secures loans with real estate collateral.  At December 31, 2009, approximately 84.8% of our Bank’s loans held for investment have real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio.  Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us.  The amount of future losses, however, is susceptible to changes in borrowers’ circumstances and economic and other market conditions, including changes in interest rates and collateral values that are beyond our control and these future losses may exceed our current estimates.  Our allowance for loan losses at December 31, 2009 was $9.1 million.  Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or guarantee that our allowance will be adequate in the future.  Excessive loan losses could have a material impact on our financial performance and reduce our earnings and capital.

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

Various factors, such as economic conditions, regulatory and legislative considerations and competition, may impede or prohibit our ability to expand our market presence.  Until the economy, loan demand, credit quality and consumer confidence improve, it is unlikely that revenues will increase significantly, and may be reduced.

Our hedging strategies may not be successful in managing our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely.  When rates change, we expect to record a gain or loss on derivatives that would be offset by an inverse change in the value of loans held for sale and mortgage-related securities. We cannot assure you, however, that our hedging strategy and use of derivatives will offset the risks related to changes in interest rates.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Item 7A - Quantitative and Qualitative Disclosures About Market Risk.”

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

Fannie Mae and Freddie Mac have recently reported substantial losses and a need for substantial amounts of additional capital. Such losses are due to these entities’ business models being tied extensively to the U.S. housing market which is in a severe contraction.  In response to the deteriorating financial condition of Fannie Mae and Freddie Mac from the U.S. housing market contraction, Congress and the U.S. Treasury have undertaken a series of actions to stabilize these entities.  The Federal Housing Finance Agency, or FHFA, was established in July 2008 pursuant to the Regulatory Reform Act in an effort to enhance regulatory oversight over Fannie Mae and Freddie Mac.  FHFA placed Fannie Mae and Freddie Mac into federal conservatorship in September 2008.  Although the federal government has committed capital to Fannie Mae and Freddie Mac, there is no explicit guaranty of the obligations of these entities by the federal government and there can be no assurance that these government credit facilities and other capital infusions will be adequate for the needs of Fannie Mae and Freddie Mac. If the financial support is inadequate, these companies could continue to suffer losses and could fail to offer programs necessary to an active secondary market. If this were to occur, the Mortgage Corporation’s ability to sell mortgage loans readily could be hampered, and the profitability of the Mortgage Corporation could be significantly reduced.

The Mortgage Corporation may be subject to claims on mortgage loans previously sold.

The Mortgage Corporation makes representations and warranties that loans sold to investors meet their program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations.  The Mortgage Corporation maintains a reserve in other liabilities for potential losses on mortgage loans sold.  Earnings may be impacted if this reserve is insufficient to cover claims from the investors.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations, and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations, and programs will have on the financial markets. The failure of such laws, regulations, and programs to help stabilize the financial markets or a continuation of recent financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Bank and the Mortgage Corporation lease offices that are used in the normal course of business. The principal executive office of the Corporation, Bank, Access Real Estate and Mortgage Corporation is owned by Access Real Estate, a subsidiary of the Bank, and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank leases offices in Chantilly, Tysons Corner, Leesburg, and Manassas, Virginia. The Mortgage Corporation leases offices in Annandale, Fairfax McLean, Reston, Richmond, and Roanoke in Virginia. The Mortgage Corporation leases two offices in Maryland located in Crofton and Westminster in addition to the offices in Tennessee, Texas, Indiana, Illinois, Georgia Massachusetts and Colorado.  Access Real Estate owns an undeveloped commercial lot in Fredericksburg that is being held for future expansion of the Bank and Mortgage Corporation.

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

ITEM 4 – (Removed and Reserved).

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

	2009			2008
	High	Low	Dividends	High	Low	Dividends

First Quarter	$5.17	$3.80	$0.01	$8.10	$5.11	$0.01
Second Quarter	6.80	4.49	0.01	8.35	6.25	0.01
Third Quarter	6.92	5.10	0.01	6.85	4.99	0.01
Fourth Quarter	6.85	5.86	0.01	6.13	4.42	0.01

As of March 26, 2010, the Corporation had 10,615,313 outstanding shares of Common Stock, par value $.835 per share, held by approximately 437 shareholders of record and the closing price for the Corporation’s common stock on the NASDAQ Global Market was $6.00.

The Corporation paid its seventeenth consecutive quarterly cash dividend on February 25, 2010 to shareholders of record as of February 10, 2010. Payment of dividends is at the discretion of the Corporation’s Board of Directors, and is also subject to various federal and state regulatory limitations.  Future dividends are dependent upon the overall performance and capital requirements of the Corporation.  See “Item 1 - Business - Supervision and Regulation - Dividends" for a discussion of regulatory requirements related to dividends.

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2009

The following table details the Corporation’s purchases of its common stock during the fourth quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On April 22, 2008 the number of shares authorized for repurchase under the Share Repurchase Program was increased from 2,000,000 to 2,500,000 shares. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

October 1 - October 31, 2009	500	$5.16	500	403,910
November 1 - November 30, 2009	8,900	6.07	8,900	395,010
December 1 - December 31, 2009	-	-	-	-
	9,400	$6.07	9,400	395,010

Stock Performance

The following graph compares the Corporation’s cumulative total shareholder return on its common stock for the five year period ended December 31, 2009 with the cumulative return of a broad equity market index, the Standard & Poor’s 500 Index (“S&P 500 Index”) and a peer group constructed by the Corporation (the “Peer Group”).   This presentation assumes $100 was invested in shares of the Corporation and each of the indices on December 31, 2004, and that dividends, if any, were immediately reinvested in additional shares.   The graph plots the value of the initial $100 investment at one-year intervals from December 31, 2004 through December 31, 2009.

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

 The Peer Group consists of:

Company, Headquarters	Exchange	Trading Symbol	Established

Cardinal Financial Corporation	NASDAQ-GS	CFNL	1997
Fairfax, Virginia

Eagle Bancorp, Inc.	NASDAQ-CM	EGBN	1997
Bethesda, Maryland

TowneBank	NASDAQ-GS	TOWN	1999
Portsmouth, Virginia

Valley Financial Corporation	NASDAQ-CM	VYFC	1994
Roanoke, Virginia

Virginia National Bank	OTC-BB	VABK	1998
Charlottesville, Virginia

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Access National Corporation	100.00	201.56	135.48	86.04	68.67	85.17
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group Index*	100.00	102.58	103.35	85.49	88.97	70.18

*Access National Corporation's peer group consists of the following: Cardinal Financial Corporation (CFNL), Eagle Bancorp, Inc. (EGBN), TowneBank (TOWN), Valley Financial Corporation (VYFC), Virginia National Bank (VABK)

ITEM 6 – SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements for the five years ended December 31, 2009.  This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

	Selected Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except for Share Data)
Income Statement Data:
Net interest income	$23,558	$21,052	$20,122	$18,256	$15,273
Provision for loan losses	6,064	5,423	2,588	232	1,196
Non-interest income	56,966	30,813	27,707	27,633	30,956
Non-interest expense	58,971	38,998	39,949	34,212	35,830
Income taxes	5,854	2,700	1,590	3,853	3,305
Net income	$9,635	$4,744	$3,702	$7,592	$5,898

Per Share Data:
Earnings per share
Basic	$0.93	$0.46	$0.32	$0.81	$0.75
Diluted	0.92	0.46	0.31	0.72	0.63
Cash dividends paid	0.04	0.04	0.04	0.02	-
Book value at period end	6.43	5.66	5.35	5.27	3.92

Balance Sheet Data:
Total assets	$666,879	$702,324	$622,376	$644,782	$537,050
Loans held for sale	76,232	84,312	39,144	65,320	45,019
Total loans	486,564	485,929	477,598	433,594	369,733
Total securities	47,838	91,015	73,558	105,163	87,771
Total deposits	466,645	485,401	473,418	438,932	419,629
Shareholders' equity	67,778	57,945	57,961	62,295	31,185
Average shares outstanding, basic	10,391,348	10,298,631	11,620,130	9,429,074	7,867,135
Average shares outstanding, diluted	10,432,857	10,423,555	11,866,468	10,541,873	9,423,087

Performance Ratios:
Return on average assets	1.35%	0.76%	0.57%	1.29%	1.29%
Return on average equity	15.04%	8.34%	5.84%	17.15%	20.63%
Net interest margin (1)	3.42%	3.48%	3.18%	3.21%	3.49%

Efficiency Ratios:
Access National Bank	60.41%	55.36%	50.87%	48.67%	52.21%
Access National Mortgage Corp.	77.40%	86.65%	107.52%	92.42%	89.13%
Access National Corporation	73.23%	75.19%	83.52%	75.06%	80.09%

Asset Quality Ratios:
Allowance to period end loans	1.88%	1.54%	1.56%	1.26%	1.41%
Allowance to non-performing loans	129.79%	259.55%	449.25%	1514.60%	397.78%
Net charge-offs to average loans	1.08%	1.06%	0.12%	-	-
(1) Net interest income divided by total average earning assets.

Table continued on next page

ITEM 6 – SELECTED FINANCIAL DATA continued

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except for Share Data)
Average Balance Sheet Data:
Total assets	$714,970	$624,450	$649,584	$589,834	$457,251
Securities	69,758	68,861	94,331	107,165	64,862
Loans held for sale	65,780	25,757	49,750	53,935	45,688
Loans	490,393	484,764	472,372	400,211	318,438
Allowance for loan losses	8,065	8,248	6,170	5,363	4,433
Total deposits	519,477	450,873	444,999	423,788	337,403
Junior subordinated debentures	6,186	6,186	9,237	10,311	10,311
Total shareholders' equity	64,054	56,882	63,343	44,270	28,586

Capital Ratios:
Tier 1 risk-based capital	13.47%	11.86%	12.41%	15.01%	10.78%
Total risk-based capital	14.73%	13.11%	13.66%	16.18%	12.11%
Leverage capital ratio	10.73%	9.71%	10.07%	11.53%	7.60%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of the Corporation and its subsidiaries for the years ended December 31, 2009 and 2008. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principals of accounting: (i) Accounting Standards Codification (“ASC”) No. 450-10 Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) ASC 310-10, Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Other Than Temporary Impairment of Investment Securities

The Bank’s investment portfolio is classified as available-for-sale.  The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other-than-temporary.  Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  At December 31, 2009 there were no securities in the securities portfolio with other than temporary impairment.

Income Taxes

The Corporation uses the liability method of accounting for income taxes. This method results in the recognition of deferred tax assets and liabilities that are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount combined with the current taxes payable or refundable results in the income tax expense for the current year.  Our evaluation of the deductibility or taxability of items included in the Corporation’s tax returns has not resulted in the identification of any material, uncertain tax positions.

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

FINANCIAL CONDITION

Summary

The Corporation completed its tenth year of operation and recorded net income of $9.6 million. Total assets at December 31, 2009 were $666.9 million compared to $702.3 million in 2008.  The decrease in total assets is primarily due to a $43.2 million reduction in investment securities and an $8.1 million decrease in loans held for sale.  Interest bearing deposits in other banks increased $11.6 million and other assets increased $8.6 million.

The following discussions by major categories explain the changes in financial condition.

Cash and Due From Banks

Cash and due from banks represents cash and non-interest bearing balances at other banks and cash letters in process of collection at the FRB.  At December 31, 2009 cash and due from banks totaled approximately $6.0 million compared to $8.8 million at December 31, 2008.  The balance fluctuates depending on the volume of cash letters in process of collection at the FRB.

Interest Bearing Deposits in Other Banks and Federal Funds Sold

At December 31, 2009 interest bearing balances in other banks totaled $25.3 million compared to $13.7 million at December 31, 2008.  These balances are maintained at the FRB and the FHLB of Atlanta and provide liquidity for managing daily cash inflows and outflows from deposits and loans.

Investment Securities

The Corporation’s securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, municipal securities, CRA mutual fund, mortgage backed securities issued by U.S. government sponsored agencies and FRB and FHLB stock.   The investment portfolio is used to provide liquidity and as a tool for managing interest sensitivity in the balance sheet, while generating income.  At December 31, 2009 the estimated fair value of the securities portfolio totaled $47.8 million, down from $91.0 million in 2008.  The decrease is due to maturing and called securities that were not reinvested.   All securities were classified as available for sale. The Financial Accounting Standards Board (“FASB”) requires that securities classified as available for sale be accounted for at fair market value.  Unrealized gains and losses are recorded directly to a separate component of stockholders' equity.

The following tables present the types, amounts and maturity distribution of the securities portfolio.

	Investment Securities Available for Sale

	December 31,
	2009	2008	2007
	(In Thousands)
Investment Securities Available for Sale:
US Treasury	$-	$1,006	$1,013
US Government agency	40,154	76,354	61,720
Mortgage backed	743	1,391	799
Tax exempt municipals	-	-	2,891
Taxable municipals	699	4,920	1,099
CRA Mutual fund	1,499	1,448	1,479
Restricted stock	4,743	5,896	4,557
Total securities	$47,838	$91,015	$73,558

	Maturity Schedule of Investment Securities Available for Sale 2009

			After One Year		After Five Years		After Ten Years
	Within		But Within		But Within		and
	One Year		Five Years		Ten Years		Over		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)

Investment Securities Available for Sale: (1)
US Treasury	$-	-	$-	-	$-	-	$-	-	$-	-
US Government agency	5,145	1.00%	15,023	1.58%	19,986	4.73%	-	-	40,154	3.07%
Mortgage backed	33	5.00%	-	-	-	-	710	6.02%	743	5.98%
Tax exempt municipals	-	-	-	-	-	-	-	-	-	-
Taxable municipals	-	-	699	4.30%	-	-	-	-	699	4.30%
Total	$5,178	1.03%	$15,722	1.70%	$19,986	4.73%	$710	6.02%	$41,596	3.14%

(1) Excludes CRA Mutual Fund, FRB Stock and FHLB Stock

Loans

Loans held for investment totaled $486.6 million at December 31, 2009 compared to $485.9 million at December 31, 2008.  Adverse economic conditions and stringent loan underwriting standards contributed to the modest increase in loans.   Commercial loans increased $3.1 million in 2009 and commercial real estate loans increased $1.8 million while residential real estate loans decreased $2.9 million.  The Bank concentrates on providing banking services to small to medium sized businesses and professionals in our market area. Commercial real estate loans comprised 45.3% of the loans held for investment portfolio; however we do not have any exposure to builders or developers. Our loan officers maintain a professional relationship with our clients and are responsive to their financial needs.  They are directly involved in the community and it is this involvement and commitment that leads to referrals and continued growth.

Loans held for sale totaled $76.2 million at December 31, 2009 compared to $84.3 million at December 31, 2008, a decrease of $8.1 million.  The level of loans held for sale fluctuates with the volume of loans originated during the month and the timing of loans purchased by investors.   Loan origination volume including brokered loans totaled $1.6 billion in 2009 compared to $853.8 million in 2008, an 83.1% increase.  The increase was due to the low interest rate environment and refinance activity.

The following tables present the major classifications and maturity distribution of loans held for investment at December 31:

	Composition of Loan Portfolio
	Year Ended December 31,
	2009		2008		2007		2006		2005
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial	$72,628	14.93%	$69,537	14.31%	$64,860	13.58%	$51,825	11.95%	$38,516	10.42%
Commercial real estate	220,301	45.28	218,539	44.97	199,894	41.85	159,996	36.90	137,423	37.17
Real estate construction	41,508	8.53	42,600	8.77	55,074	11.53	68,570	15.81	37,054	10.02
Residential real estate	150,792	30.99	153,740	31.64	156,731	32.82	152,648	35.21	156,185	42.24
Consumer and other	1,335	0.27	1,513	0.31	1,039	0.22	555	0.13	555	0.15

Total loans	$486,564	100.00%	$485,929	100.00%	$477,598	100.00%	$433,594	100.00%	$369,733	100.00%

	Loan Maturity Distribution
	December 31, 2009
	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
	(In Thousands)
Commercial	$15,725	$27,302	$22,572	$7,029	$72,628
Commercial real estate	26,981	36,548	141,199	15,573	220,301
Real estate construction	11,203	24,662	5,616	27	41,508
Residential real estate	41,744	39,068	57,988	11,992	150,792
Consumer and other	131	663	540	-	1,334
Total	$95,784	$128,243	$227,915	$34,621	$486,563

Loans with fixed interest rates	$15,471	$24,799	$79,545	$16,277	$136,092
Loans with floating interest rates	80,313	103,444	148,370	18,344	350,471
Total	$95,784	$128,243	$227,915	$34,621	$486,563

Allowance for Loan Losses

The allowance for loan loss totaled approximately $9.1 million at December 31, 2009 and $7.5 million in 2008.  The allowance for loan losses represents 1.88% of loans held for investment at December 31, 2009 compared to 1.54% in 2008.  The provision for loan losses charged to expense was $ 6.1 million in 2009, up from $5.4 million in 2008.  The increase in the provision charged to expense is primarily due to an ongoing detailed analysis of risk and loss potential within the portfolio.  Management believes the amount of the reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an internal audit program, and bank regulators and such reviews have not resulted in any material adjustment to the reserve.   The schedule below, Allocation of the Allowance for Loan Losses, reflects the pro rata allocation by the different loan types.  The methodology as to how the allowance is derived is discussed below.

The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.  Adequacy of the allowance is assessed monthly and increased by provisions charged to expense. Charge-offs are taken, no less frequently than at the close of each fiscal quarter. The methodology by which we systematically determine the amount of our allowance is set forth by the Board of Directors in our Credit Policy, pursuant to which our Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve.  The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly.   The following elements are considered in this analysis:  loss estimates on specific problem credits, individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, any other factors considered relevant from time to time.  All loans are graded or “Risk Rated” individually for loss potential at the time of origination and as warranted thereafter, but no less frequently than quarterly.  Loss potential factors are applied based upon a blend of the following criteria:  our own direct experience at this Bank; our collective management experience in administering similar loan portfolios in the market for nearly 150 years; and peer data contained in statistical releases issued by both the Comptroller and the FDIC.  Although looking only at peer data and the Bank’s historically low write-offs would suggest a lower loan loss allowance, our management’s experience with similar portfolios in the same market combined with the fact that our portfolio is relatively unseasoned, justify a conservative approach in contemplating external statistical resources.  Accordingly, management’s collective experience at this Bank and other banks is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms.  Prevailing economic conditions generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations.  When deterioration develops in an individual credit, the loan is placed on a “Watch List” and the loan is monitored more closely.  All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or cash flow deficiencies.  If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial condition presents a heightened risk of loss, the loan is classified as impaired and the book balance of the loan is reduced to collateral value or present value of cash flows and a specific reserve is established to further guard against loss upon liquidation.

The following tables present an analysis of the allowance for loan losses for the periods indicated.

	Allowance for Loan Losses

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Balance, beginning of year	$7,462	$7,462	$5,452	$5,215	$4,019

Provision for loan losses	6,064	5,423	2,588	232	1,196

Charge-offs:
Commercial	1,541	184	-	-	-
Commercial real estate	1,648	4,038	-	-	-
Real estate construction	1,247	241	-	-	-
Residential real estate	851	1,055	580	-	-
Consumer and other	23	42	-	-	-
Total charge-offs	5,310	5,560	580	-	-
Recoveries:
Commercial	374	-	-	-	-
Commercial real estate	294	-	-	-	-
Real estate construction	66	-	-	-	-
Residential real estate	79	137	-	-	-
Consumer and other	98	-	2	5	-
Total recoveries	911	137	2	5	-
Net charge-offs	(4,399)	(5,423)	(578)	5	-

Balance, end of year	$9,127	$7,462	$7,462	$5,452	$5,215

	Allocation of the Allowance for Loan Losses

	Year Ended December 31,
	2009	Percentage of total	2008	Percentage of total	2007	Percentage of total	2006	Percentage of total	2005	Percentage of total
	(Dollars In Thousands)
Commercial	$1,589	17.41%	$1,816	24.34%	$1,341	17.97%	$802	14.71%	$1,546	29.64%
Commercial real estate	4,285	46.95	2,948	39.51	3,487	46.73	2,296	42.11	1,896	36.36
Real estate construction	549	6.02	805	10.79	929	12.45	1,055	19.35	499	9.58
Residential real estate	2,690	29.47	1,880	25.19	1,695	22.72	1,293	23.72	1,267	24.30
Consumer and other	14	0.15	13	0.17	10	0.13	6	0.11	6	0.12
Total	$9,127	100.00%	$7,462	100.00%	$7,462	100.00%	$5,452	100.00%	$5,215	100.00%

Non-performing Assets And Loans Past Due

The following table presents information with respect to non-performing assets and 90 day delinquencies for the years indicated.

	Non-performing Assets and Accruing Loans Past Due 90 Days or More

	December 31,
	2009	2008	2007	2006	2005
	(Dollars In Thousands)
Non-accrual loans:
Commercial	$208	$74	$187	$-	$1,311
Commercial real estate	3,631	22	-	-	-
Real estate construction	1,689	2,678	-	-	-
Residential real estate	1,504	-	1,474	360	-
Consumer and other	-	101	-	-	-
Total non-accrual loans	7,032	2,875	1,661	360	1,311

Restructured loans	-	-	-	-	-

Other real estate owned ("OREO")	5,111	4,455	1,041	-	-

Total non-performing assets	$12,143	$7,330	$2,702	$360	$1,311

Ratio of non-performing assets to:
Total loans plus OREO	2.47%	1.49%	0.56%	0.08%	0.35%

Total assets	1.82	1.04	0.43	0.06	0.24

Accruing past due loans:
90 or more days past due	$-	$-	$-	$914	$-

Non-accrual loans totaled $7.0 million at December 31, 2009 to ten borrowers.  The loans are carried at the current net realizable value after consideration of $362.3 thousand in specific reserves.

The accrual of interest is discontinued at the time a loan is 90 days delinquent unless the credit is well-secured and in process of collection. When a loan is placed on non-accrual, unpaid interest is reversed against interest income.  Subsequent receipts on non-accrual loans are recorded as a reduction to the principal balance. Interest income is recorded only after principal recovery is reasonably assured.

The loss potential for each loan has been evaluated and in management’s opinion the risk of loss is adequately reserved against.  Management actively works with the borrowers to maximize the potential for repayment and reports on the status to the Board of Directors monthly.

At December 31, 2009, OREO was composed of one single family property located in suburban Maryland carried at a value of $400 thousand, one industrial property located in Winchester, Virginia carried at a value of $600 thousand, one office building located in Prince William County, Virginia carried at a value of $1.9 million, and two contiguous office buildings located in Baltimore, Maryland carried at a value of $2.2 million.  All of the properties are being actively marketed in an effort to liquidate these assets.

Deposits

Deposits totaled $466.6 million at December 31, 2009 and were comprised of non-interest bearing demand deposits in the amount of $69.8 million, savings and interest-bearing deposits in the amount of $139.0 million and time deposits in the amount of $257.9 million.  Total deposits decreased approximately $18.8 million from December 31, 2008.  Non-interest bearing deposits decreased $5.2 million from $75.0 million at December 31, 2008 to $69.8 million at December 31, 2009.  This decrease is due to balance fluctuations in existing commercial accounts.  Savings and interest bearing deposit accounts increased $43.3 million from $95.7 million at December 31, 2008 to $139.0 million at December 31, 2009.  Interest bearing demand deposits increased $16.1 million and money market and savings increased $27.8 million as a result of new accounts.  Time deposits decreased $56.8 million and totaled $257.9 million at December 31, 2009 compared to $314.7 million in 2008.  The decrease in time deposits occurred as a result of lower rates being offered to rate sensitive customers.

We use wholesale funding or brokered deposits to supplement deposits and to help maintain our desired interest rate risk position. Together with FHLB borrowings we use brokered deposits to fund the short term cash needs associated with the LHFS activities discussed under “Loans” as well as other funding needs. Brokered deposits included totaled $171.2 million and $189.1 million at December 31, 2009 and 2008 respectively.
We participate in the Certificate of Deposit Account Registry Service (“CDARS”). Through CDARS our depositors are able to obtain FDIC insurance of up to $50.0 million.  The FDIC currently includes CDARS deposits with brokered deposits even though the deposits originate from our customers.  These deposits are placed at other participating financial institutions to obtain FDIC insurance and we receive a reciprocal amount in return from these financial institutions. Brokered deposits include $41.6 million and $61.4 million at December 31, 2009 and 2008 respectively, in reciprocal CDARS deposits.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2009, 2008 and 2007 are presented below.

	Average Deposits and Average Rates Paid

	Year Ended December 31,
	2009			2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest bearing demand deposits	$27,224	$278	1.02%	$8,956	$100	1.12%	$9,507	$199	2.09%
Money market deposit accounts	92,682	1,403	1.51%	112,391	2,653	2.36%	111,344	4,888	4.39%
Savings accounts	4,470	60	1.34%	3,137	101	3.22%	4,989	231	4.63%
Time deposits	316,823	8,827	2.79%	263,175	11,197	4.25%	256,805	12,808	4.99%
Total interest bearing deposits	441,199	10,568	2.40%	387,659	14,051	3.62%	382,645	18,126	4.74%
Non-interest bearing demand deposits	78,278			63,214			62,354
Total deposits	$519,477			$450,873			$444,999

The table below presents the maturity distribution of time deposits at December 31, 2009.

	Certificate of Deposit Maturity Distribution

	December 31, 2009
	Three months	Over three	Over
	or less	through twelve months	twelve months	Total
	(In Thousands)
Less than $100,000	$39,044	$32,786	$23,148	$94,978
Greater than or equal to $100,000	82,430	36,687	43,780	162,897
	$121,474	$69,473	$66,928	$257,875

Borrowings

Borrowed funds consist of advances from the FHLB, senior unsecured term note, subordinated debentures (trust preferred), securities sold under agreement to repurchase, U.S. Treasury demand notes, federal funds purchased and commercial paper. At December 31, 2009 borrowed funds totaled $116.8 million, compared to $150.9 million at December 31, 2008.   Short-term borrowings decreased from $103.6 million at December 31, 2008 to $64.2 million at December 31, 2009.  The decrease in short term borrowings was funded by a reduction in loans held for sale and investment securities.

The following table provides a break down of all borrowed funds.

	Borrowed Funds Distribution

	Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
At Period End
FHLB advances	$20,179	$44,333	$15,500
Securities sold under agreements to repurchase	26,804	21,395	14,814
Commercial paper	16,517	26,136	9,454
U.S. Treasury demand note	750	1,718	1,907
FHLB long term borrowings	16,333	41,107	39,524
Senior unsecured term note	29,997	-	-
Subordinated debentures	6,186	6,186	6,186
Federal funds purchased	-	9,993	-
Total at period end	$116,766	$150,868	$87,385

Average Balances
FHLB advances	$23,676	$13,524	$60,224
Securities sold under agreements to repurchase	23,283	16,269	11,695
Commercial paper	16,934	19,836	15,679
U.S. Treasury demand note	706	861	234
FHLB long term borrowings	24,026	54,173	41,932
Senior unsecured term note	26,627	-	-
Subordinated debentures	6,186	6,186	9,237
Federal funds purchased	177	164	716
Total average balance	$121,615	$111,013	$139,717

Average rate paid on all borrowed funds	2.80%	3.32%	5.14%

Shareholders’ Equity

Shareholders’ equity totaled $67.8 million at December 31, 2009, compared to $57.9 million at December 31, 2008. Changes in shareholders’ equity during 2009 include earnings of $9.6 million, $1.4 million from proceeds of stock options exercised and dividend reinvestment, stock based compensation of $0.2 million less shares repurchased of $0.2 million, cash dividends paid of $0.4 million, and other comprehensive loss of $0.7 million.

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

The table below presents an analysis of risk based capital and outlines the regulatory components of capital and risk based capital ratios.

	Risk Based Capital Analysis

	Year Ended December 31,
	2009	2008	2007
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$8,799	$8,551	$9,052
Capital surplus	18,552	17,411	21,833
Retained earnings	40,376	31,123	26,832
Subordinated debt (trust preferred debenture)	6,000	6,000	6,000
Less: Disallowed servicing assets	(123)	-	-
Total Tier 1 Capital	73,604	63,085	63,717
Subordinated debt not included in Tier 1	-	-	-
Allowance for loan losses	6,861	6,662	6,585

Total Risk Based Capital	$80,465	$69,747	$70,302

Risk weighted assets	$546,288	$532,195	$525,676

Quarterly average assets	$685,754	$649,817	$632,752

Capital Ratios:
Tier 1 risk based capital ratio	13.47%	11.86%	12.12%
Total risk based capital ratio	14.73%	13.11%	13.37%
Leverage ratio	10.73%	9.71%	10.07%

RESULTS OF OPERATIONS

Net income for 2009 totaled $9.6 million, or $.92 per diluted common share compared to $4.7 million or $.46 per diluted common share in 2008.  Earnings in 2009 were favorably impacted by gains on the sale of mortgage loans that contributed $49.3 million in pre-tax gains, up from $24.9 million in 2008.  During 2009 the economy continued to impact commercial clients and collateral values resulting in a provision for loan losses of $6.1 million, up from $5.4 million in 2008. Interest and dividend income totaled $37.5 million, down from $38.8 million in 2008 as increases in the volume of earning assets did not offset the decrease in yields.  Net interest income improved from $21.1 million in 2008 to $23.6 million in 2009 due to lower rates on deposits and borrowings.

Net income in 2008 and totaled $4.7 million, or $.46 per diluted common share compared to $3.7 million or $.31 per diluted common share in 2007.  Earnings in 2008 were directly impacted by a $5.4 million provision for loan losses, up from $2.6 million in 2007 as a result of non-performing loans being charged off or otherwise written down.  Interest and dividend income decreased $6.6 million from $45.4 million in 2007 to $38.8 million in 2008.  The decrease in interest income was largely due to lower yields on loans as a result of the prime rate decreasing from 7.25% at the beginning of the year and ending the year at 3.25%.

Net Interest Income

Net interest income is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest bearing liabilities (primarily deposits) used to fund earning assets. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Net interest income on a taxable equivalent basis totaled $23.6 million in 2009, up from $21.1 million in 2008.  Average earning assets increased $83.2 million from $606.0 million in 2008 to $689.2 million in 2009.  Average interest bearing deposits and liabilities increased $64.1 million in 2009.  Net interest margin decreased 6 basis points from 3.48% in 2008 to 3.42% in 2009.  The weighted average yield on earning assets decreased 95 basis points while the weighted average rate paid on interest bearing liabilities decreased 108 basis points.

In 2008, net interest income on a fully taxable equivalent basis increased from $20.2 million in 2007 to $21.1 million in 2008.  Net interest income depends upon the volume of earning assets and interest bearing liabilities and the associated yields and rates. Fluctuation in interest rates impacts the volume, mix and yield of average earning assets. The target federal funds rate, the rate that dictates national prime rate and determines many other short-term loan and liability rates, was 4.25% at December 31, 2007 and declined during 2008 as the economy deteriorated and reached an effective rate of 0% at December 31, 2008. During 2008 we lowered rates on all deposit accounts and reduced average borrowings by $28.7 million. Interest sensitive time deposits were replaced with wholesale funds at lower rates.

The table below, Yield on Average Earning Assets and Rates on Average Interest Bearing Liabilities, summarizes the major components of net interest income for the past three years and also provides yields, rates and average balances.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities*

	Year Ended December 31,
	2009			2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$68,852	$3,038	4.41%	$68,522	$3,440	5.02%	$94,331	$4,324	4.58%
Loans(3)	556,173	34,334	6.17%	510,521	34,875	6.83%	522,122	40,303	7.72%
Interest bearing deposits and federal funds sold	64,128	154	0.24%	26,911	487	1.81%	17,474	846	4.84%
Total interest earning assets	689,153	37,526	5.45%	605,954	38,802	6.40%	633,927	45,473	7.17%
Non-interest earning assets:
Cash and due from banks	6,748			5,257			6,784
Premises, land and equipment	8,991			9,475			9,710
Other assets	18,143			12,012			5,333
Less: allowance for loan losses	(8,065)			(8,248)			(6,170)
Total non-interest earning assets	25,817			18,496			15,657
Total Assets	$714,970			$624,450			$649,584

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
Interest bearing demand deposits	$27,224	$278	1.02%	$8,956	$100	1.12%	$9,507	$199	2.09%
Money market deposit accounts	92,682	1,403	1.51%	112,391	2,653	2.36%	111,344	4,888	4.39%
Savings accounts	4,470	60	1.34%	3,137	101	3.22%	4,989	231	4.63%
Time deposits	316,823	8,827	2.79%	263,175	11,197	4.25%	256,805	12,808	4.99%
Total interest bearing deposits	441,199	10,568	2.40%	387,659	14,051	3.62%	382,645	18,126	4.74%
FHLB Advances	23,676	979	4.13%	13,524	454	3.36%	60,224	3,197	5.31%
Securities sold under agreements to repurchase and federal funds purchased	23,460	115	0.49%	16,433	260	1.58%	12,410	516	4.16%
Other short-term borrowings	17,640	167	0.95%	20,697	363	1.75%	15,913	641	4.03%
Long-term borrowings	50,653	1,901	3.75%	54,173	2,195	4.05%	41,932	2,018	4.81%
Subordinated debentures	6,186	238	3.85%	6,186	417	6.74%	9,237	806	8.73%
Total interest bearing liabilities	562,814	13,968	2.48%	498,672	17,740	3.56%	522,361	25,304	4.84%
Non-interest bearing liabilities:
Demand deposits	78,278			63,214			62,354
Other liabilities	9,824			5,682			1,526
Total liabilities	650,916			567,568			586,241
Shareholders' Equity	64,054			56,882			63,343
Total Liabilities and Shareholders' Equity:	$714,970			$624,450			$649,584

Interest Spread(1)			2.97%			2.84%			2.33%

Net Interest Margin(2)		$23,558	3.42%		$21,062	3.48%		$20,169	3.18%

(1) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(2) Net interest margin is net interest income, expressed as a percentage of average earning assets.
(3) Loans placed on non-accrual status are included in loan balances.

*Note: Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

	Volume and Rate Analysis

	Years Ended December 31,
	2009 compared to 2008			2008 compared to 2007			2007 compared to 2006
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$(402)	$16	$(418)	$(884)	$(1,267)	$383	$(363)	$(584)	$221
Loans	(541)	2,974	(3,515)	(5,428)	(879)	(4,549)	5,404	5,226	178
Interest bearing deposits	(319)	319	(638)	(356)	299	(655)	431	434	(3)
Federal funds sold	(14)	(7)	(7)	(2)	18	(20)	15	16	(1)

Total Increase (Decrease) in Interest Income	(1,276)	3,302	(4,578)	(6,670)	(1,829)	(4,841)	5,487	5,092	395

Interest Bearing Liabilities:
Interest bearing demand deposits	177	187	(10)	(99)	(11)	(88)	(25)	(24)	(1)
Money market deposit accounts	(1,250)	(410)	(840)	(2,235)	46	(2,281)	29	(304)	333
Savings accounts	(42)	32	(74)	(130)	(71)	(59)	143	130	13
Time deposits	(2,368)	1,990	(4,358)	(1,611)	311	(1,922)	2,203	1,240	963
Total interest bearing deposits	(3,483)	1,799	(5,282)	(4,075)	275	(4,350)	2,350	1,042	1,308
FHLB Advances	525	401	124	(2,743)	(1,861)	(882)	36	(42)	78
Securities sold under agreements to repurchase	(145)	82	(227)	(256)	132	(388)	350	304	46
Other short-term borrowings	(196)	(48)	(148)	(278)	155	(433)	(97)	(54)	(43)
Long-term borrowings	(294)	(138)	(156)	177	529	(352)	1,056	851	205
Trust preferred	(179)	-	(179)	(389)	(230)	(159)	(74)	(95)	21

Total Increase (Decrease) in Interest Expense	(3,772)	2,096	(5,868)	(7,564)	(1,000)	(6,564)	3,621	2,006	1,615

Increase (Decrease) in Net Interest Income	$2,496	$1,206	$1,290	$894	$(829)	$1,723	$1,866	$3,086	$(1,220)

Note:  Interest income and yields are presented on a fully taxable equivalent basis using a 34% tax rate.

Provision for Loan Losses

The provision for loan losses charged to operating expense in 2009 was $6.1 million, compared to $5.4 million in 2008 and $2.6 million in 2007. This amount was determined by management to restore the allowance for loan losses to a level believed to be adequate to absorb inherent losses in the loan portfolio based on an evaluation as of December 31, 2009.

Non-Interest Income

Non-interest income consists of revenue generated from service fees on deposit accounts, gains on sale of loans and other charges and fees.  The Mortgage Corporation provides the most significant contributions towards non-interest income and is subject to wide fluctuations due to the general interest rate environment and economic conditions. Total non-interest income was $57.0 million in 2009 compared to $30.8 million in 2008. Gains on the sale of loans originated by the Mortgage Corporation totaled $49.3 million in 2009 compared to $24.9 million in 2008.  Gains on sale of loans increased in 2009 as a result of a $709.3 million increase in mortgage loan originations. Other income totaled $6.3 million in 2009 compared to $3.8 million in 2008.  Included in other income are mortgage loan settlement fees amounting to $5.9 million in 2009, up from $2.9 million in 2008.

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

Non-Interest Expense

Non-interest expense totaled $59.0 million in 2009 compared to $39.0 million in 2008.  Compensation and employee benefits, the largest component of non-interest expense, totaled $28.1 million in 2009 compared to $20.8 million in 2008, an increase of $7.3 million.  The increase is primarily attributable to a $6.8 million increase in compensation and benefits at the Mortgage Corporation and relates to the increased volume of loan originations in 2009.  Other operating expense totaled $28.4 million for the year ended December 31, 2009 compared to $15.7 million in 2008, an increase of $12.7 million.  The increase is attributable to the following expense categories: advertising expense $1.8 million primarily at the Mortgage Corporation, $0.7 million in investor fees paid in conjunction with selling mortgage loans, $4.8 million in management fees associated with the operation of certain offices of the Mortgage Corporation, $3.0 million in the provision for losses on mortgage loans sold, $0.9 million in FDIC premiums. OREO expenses increased $1.5 million in 2009 as a result of valuation adjustments and expenses associated with foreclosed properties.

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

Income Taxes

Income tax expense totaled approximately $5.9 million in 2009 compared to $2.7 million in 2008, an increase of $3.2 million. The increase in taxes is due to an increase of approximately $8.0 million in pre tax earnings.  Note 9 to the consolidated financial statements show the components of federal income tax.

Quarterly Results (unaudited)

The following is a summary of the results of operations for each quarter of 2009 and 2008.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except Per Share Data)

2009
Total interest income	$9,679	$9,688	$9,216	$8,943	$37,526
Total interest expense	3,936	3,649	3,305	3,078	13,968
Net interest income	5,743	6,039	5,911	5,865	23,558
Provision for loan losses	1,369	2,060	1,387	1,248	6,064
Net interest income after provision for loan losses	4,374	3,979	4,524	4,617	17,494
Total non-interest income	15,160	18,052	10,923	12,831	56,966
Total non-interest expense	14,880	17,549	12,033	14,509	58,971
Income tax expense	1,990	1,712	1,260	892	5,854
Net income	$2,664	$2,770	$2,154	$2,047	$9,635

Earnings Per Share:
Basic	$0.26	$0.27	$0.21	$0.19	$0.93
Diluted	0.26	0.27	0.21	0.19	0.92

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except Per Share Data)

2008
Total interest income	$10,019	$9,511	$9,727	$9,535	$38,792
Total interest expense	5,237	4,262	4,172	4,069	17,740
Net interest income	4,782	5,249	5,555	5,466	21,052
Provision for loan losses	408	1,399	1,855	1,761	5,423
Net interest income after provision for loan losses	4,374	3,850	3,700	3,705	15,629
Total non-interest income	8,442	8,022	5,640	8,709	30,813
Total non-interest expense	10,181	10,215	8,147	10,455	38,998
Income tax expense	944	595	424	737	2,700
Net income	$1,691	$1,062	$769	$1,222	$4,744

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities.  Other short-term investments such as federal funds sold and interest bearing deposits with other banks are additional sources of liquidity funding.  At December 31, 2009, overnight interest bearing balances totaled $25.3 million and securities available for sale net of restricted stock totaled $41.6 million.

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings.  At December 31, 2009, the Bank had a line of credit with the FHLB totaling $193.4 million and $36.5 million in term loans outstanding at fixed rates ranging from 2.55% to 5.07% leaving approximately $156.9 million available on the line.  In addition to the line of credit at the FHLB, the Bank and Mortgage Corporation issue repurchase agreements and commercial paper.  As of December 31, 2009, outstanding repurchase agreements totaled $26.8 million and commercial paper issued amounted to $16.5 million.  The interest rate on these instruments is variable and subject to change daily.  The Bank also maintains federal funds lines of credit with its correspondent banks and, at December 31, 2009, these lines amounted to $28.5 million.  The Corporation also has $6.2 million in subordinated debentures to support the growth of the organization.

The Bank relies on deposits and other short and long term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider. The Corporation expects its short and long-term sources of liquidity and capital to remain adequate to support expected growth.

Contractual Obligations

The following table summarizes the Corporation’s significant fixed and determinable contractual obligations to make future payments as of December 31, 2009.

	Payments Due By Period
	December 31, 2009
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
	(In Thousands)
Certificates of deposit	$190,947	$53,656	$13,272	$257,875
FHLB advances	20,179	-	-	20,179
Securities sold under agreements to repurchase	26,804	-	-	26,804
FHLB long-term borrowings	-	7,083	9,250	16,333
Senior unsecured term note	-	29,997	-	29,997
Commercial paper	16,517	-	-	16,517
US treasury demand notes	750	-	-	750
Subordinated debentures	-	-	6,186	6,186
Leases	-	1,200	740	1,940
Total	$255,197	$91,936	$29,448	$376,581

Off Balance Sheet Items

During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2009, these commitments amounted to $15.3 million.  These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on. At December 31, 2009 the Bank had approximately $125.6 million in unfunded lines and letters of credit.

The Mortgage Corporation had open forward contracts at December 31, 2009 totaling $61.5 million and $99.2 million at December 31, 2008.  See Notes 10 and 11 to the consolidated financial statements.

The Mortgage Corporation has agreements with a variety of counter parties to whom mortgage loans are sold on a non-recourse basis. As customary in the industry, the agreements require the Mortgage Corporation to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud and early payment performance. Under the agreements, the counter parties are entitled to make loss claims and repurchase requests of the Mortgage Corporation for loans that contain covered deficiencies. The overall economic conditions, rising unemployment and weak values in the housing market has created a heighted risk of loss due to the representations and warranties associated with sold mortgage loans. Upon recognizing this heightened risk as well as actual claims, the Mortgage Corporation adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The amount of the provision and adequacy of the reserve is recommended by Management and approved by the Board of the Mortgage Corporation no less than quarterly. Management estimates the reserve based upon the maintenance of a schedule of expected losses on loans with claims or indemnifications and ensures the reserve equals or exceeds the estimate of loss. Claims in process are recognized in the period received, actively monitored and subject to validation prior to payment. Often times, claims are not factually validated and the claim is rescinded. Once claims are validated and the actual or potential loss is agreed upon with the counterparty, the reserve is charged and a cash payment is made to settle the claim. The loan performance data of sold loans is not made available to the Mortgage Corporation by the counter parties, thereby making it impossible to estimate the timing and amount of claims until such time as claims are actually presented. Through careful monitoring and conservative estimates, the balance of the reserve has adequately provided for all claims since established.  At December 31, 2009 and 2008 the balance in this reserve totaled approximately $3.3 million and $1.4 million respectively.

The following table presents the activity in the Allowance for Losses on Mortgage Loans Sold at December 31, 2009 and 2008.

Allowance For Losses On Mortgage Loans Sold

	December 31,
	2009	2008

Balance at beginning of year	$1,439	$119
Provision charged to operating expense	5,050	2,095
Recoveries	16	16
Charge-offs	(3,173)	(791)
Balance at end of year	$3,332	$1,439

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates.  The simulation model projects net interest income based on various interest rate scenarios over a twelve month period.  The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities.  The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2009.  The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet.  According to the model run for the period ended December 31, 2009 over a twelve month period, an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 0.37%.  An immediate 200 basis points increase in interest rates would result in an increase in net interest income by 1.23%.   A 100 basis points decrease in interest rates would result in a negative variance in net interest income and is considered unlikely given current interest rate levels. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

The Mortgage Corporation is party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Corporation and the borrower for specified periods of time. When the borrower locks his or her interest rate, the Corporation effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Corporation must honor the interest rate for the specified time period.   The Corporation is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Corporation utilizes either a best efforts sell forward or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates.  Failure to effectively monitor, manage and hedge the interest rate risk associated with the mandatory commitments subjects the Corporation to potentially significant market risk.

Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the consolidated statement of income under other non-interest income. The Corporation's management has made complex judgments in the recognition of gains and losses in connection with this activity.  The Corporation utilizes a third party and its proprietary simulation model to assist in identifying and managing the risk associated with this activity.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Access National Corporation
Reston, Virginia

We have audited the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2010 expressed an unqualified opinion thereon.

/S/ BDO Seidman, LLP

BDO Seidman, LLP
Richmond, Virginia
March 29, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Access National Corporation
Reston, Virginia

We have audited Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Access National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Access National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 29, 2010 expressed an unqualified opinion thereon.

/S/ BDO Seidman, LLP

BDO Seidman, LLP
Richmond, Virginia
March 29, 2010

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	December 31,
	2009	2008
Assets

Cash and due from banks	$5,965	$8,785
Interest bearing deposits in other banks and federal funds sold	25,256	13,697
Securities available for sale, at fair value	47,838	91,015
Loans held for sale, at fair value	76,232	84,312
Loans, net of allowance for loan losses 2009, $ 9,127; 2008, $7,462	477,437	478,467
Premises and equipment, net	8,759	9,211
Accrued interest receivable and other assets	25,392	16,837
Total assets	$666,879	$702,324

Liabilities and Shareholders' Equity

Liabilities
Deposits
Non-interest bearing demand deposits	$69,782	$75,000
Savings and interest bearing deposits	138,988	95,730
Time deposits	257,875	314,671
Total deposits	466,645	485,401

Short term borrowings	64,249	103,575
Long term borrowings	46,330	41,107
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	15,691	8,110
Total liabilities	599,101	644,379

Shareholders' Equity
Common stock, par value, $.835, authorized 60,000,000 shares, issued and outstanding, 10,537,428 in 2009 and 10,240,747 in 2008	8,799	8,551
Additional paid in capital	18,552	17,410
Retained earnings	40,377	31,157
Accumulated other comprehensive income, net	50	827
Total shareholders' equity	67,778	57,945

Total liabilities and shareholders' equity	$666,879	$702,324

See accompanying Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Per Share Data)

	Year Ended December 31,
	2009	2008	2007
Interest and Dividend Income
Loans	$34,334	$34,875	$40,303
Interest bearing deposits and federal funds sold	154	486	846
Securities	3,038	3,431	4,277
Total interest and dividend income	37,526	38,792	45,426

Interest Expense
Deposits	10,568	14,051	18,125
Short-term borrowings	1,261	1,077	4,354
Long-term borrowings	1,901	2,195	2,018
Subordinated debentures	238	417	807
Total interest expense	13,968	17,740	25,304

Net interest income	23,558	21,052	20,122
Provision for loan losses	6,064	5,423	2,588
Net interest income after provision for loan losses	17,494	15,629	17,534

Non-Interest Income
Service fees on deposit accounts	536	438	365
Gain on sale of loans	49,262	24,859	20,241
Mortgage broker fee income	918	1,672	3,890
Other income	6,250	3,844	3,211
Total non-interest income	56,966	30,813	27,707

Non-Interest Expense
Compensation and employee benefits	28,122	20,781	19,578
Occupancy	1,726	1,546	1,419
Furniture and equipment	771	933	1,111
Other	28,352	15,738	17,841
Total non-interest expense	58,971	38,998	39,949

Income before income taxes	15,489	7,444	5,292

Income taxes	5,854	2,700	1,590
Net Income	$9,635	$4,744	$3,702

Earnings per common share:
Basic	$0.93	$0.46	$0.32
Diluted	$0.92	$0.46	$0.31

Average outstanding shares:
Basic	10,391,348	10,298,631	11,620,130
Diluted	10,432,857	10,423,555	11,866,468
See accompanying Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share Data)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2006	$9,867	$29,316	$23,641	$(529)	$62,295

Comprehensive income:
Net income	-	-	3,702	-	3,702
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $391)	-	-	-	759	759
Total comprehensive income					4,461
Stock options exercised (178,320 shares)	149	151	-	-	300
Dividend reinvestment plan (91,105 shares)	76	729	-	-	805
Repurchase of common stock under share repurchase program (1,245,624 shares)	(1,040)	(8,462)	-	-	(9,502)
Cash dividend	-	-	(497)	-	(497)
Stock-based compensation expense recognized in earnings	-	99	-	-	99

Balance, December 31, 2007	$9,052	$21,833	$26,846	$230	$57,961
Comprehensive income:
Net income	-	-	4,744	-	4,744
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $307)	-	-	-	597	597
Total comprehensive income					5,341
Stock options exercised (137,682 shares)	115	284	-	-	399
Dividend reinvestment plan (87,171 shares)	73	398	-	-	471
Repurchase of common stock under share repurchase program (824,836 shares)	(689)	(5,241)	-	-	(5,930)
Cash dividend	-	-	(433)	-	(433)
Stock-based compensation expense recognized in earnings	-	136	-	-	136

Balance, December 31, 2008	$8,551	$17,410	$31,157	$827	$57,945
Comprehensive income:
Net income	-	-	9,635	-	9,635
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $400)	-	-	-	(777)	(777)
Total comprehensive income					8,858
Stock options exercised (184,452 shares)	154	470	-	-	624
Dividend reinvestment plan (146,759 shares)	123	654	-	-	777
Repurchase of common stock under share repurchase program (34,530 shares)	(29)	(144)	-	-	(173)
Cash dividend	-	-	(415)	-	(415)
Stock-based compensation expense recognized in earnings	-	162	-	-	162

Balance, December 31, 2009	$8,799	$18,552	$40,377	$50	$67,778

See accompanying Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income	$9,635	$4,744	$3,702
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,064	5,423	2,588
Provision for losses on mortgage loans sold	5,050	2,095	1,750
Writedown of other real estate owned	1,245	-	714
Gain on sale of securities	(984)	(12)	-
Deferred tax benefit	(1,525)	(906)	(1,106)
Stock based compensation	162	136	99
Valuation allowance on derivatives	(75)	(231)	68
Net amortization on securities	72	2	(20)
Depreciation and amortization	565	747	839
Loss on disposal of assets	2	5	1
Changes in assets and liabilities:
Valuation of loans held for sale carried at fair value	(1,626)	(2,109)	-
Originations of loans held for sale	(1,515,880)	(775,857)	(886,433)
Proceed from sale of loans held for sale	1,525,586	732,798	912,609
Increase in other assets	(8,228)	(8,221)	(1,851)
Increase (decrease) in other liabilities	2,530	2,404	(3,860)
Net cash provided by (used in) operating activities	22,593	(38,982)	28,386
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	63,556	61,357	66,612
Proceeds from sale of securities	15,312	2,939	-
Purchases of securities available for sale	(35,955)	(80,840)	(33,838)
Net increase in loans	(5,035)	(13,754)	(44,581)
Proceeds from sale of assets	23	35	23
Proceeds from sales of other real estate owned	350	2,449	1,363
Purchases of premises and equipment	(58)	(199)	(970)
Net cash provided by (used in) investing activities	38,193	(28,013)	(11,391)
Cash Flows from Financing Activities
Net increase (decrease) in demand, interest bearing demand and savings deposits	37,940	(31,505)	2,704
Net (decrease) increase in time deposits	(56,696)	43,488	31,782
(Decrease) increase in securities sold under agreement to repurchase	(4,584)	16,574	273
Net (decrease) increase in other short-term borrowings	(34,742)	45,326	(43,548)
Net increase in long-term borrowings	5,223	1,583	(7,173)
Proceeds from issuance of common stock	1,400	870	1,105
Repurchase of common stock	(173)	(5,930)	(9,502)
Dividends paid	(415)	(433)	(497)
Net cash (used in) provided by financing activities	(52,047)	69,973	(24,856)

Increase (decrease) in cash and cash equivalents	8,739	2,978	(7,861)
Cash and Cash Equivalents
Beginning	22,482	19,504	27,365
Ending	$31,221	$22,482	$19,504
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$13,602	$17,360	$25,285
Cash payments for income taxes	$7,113	$3,480	$4,815
Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) gain on securities available for sale	$(1,176)	$904	$1,150
Loans transferred to other realestate owned	$2,250	$4,455	$-

See accompanying Notes to Consolidated Financial Statements.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Operations - Access National Corporation (the “Corporation “) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The holding company was formed on June 15, 2002. The Corporation owns all of the stock of its subsidiaries including Access National Bank (the “Bank”), and Access National Capital Trust II. The Bank is an independent commercial bank chartered under federal laws as a national banking association. The Trust subsidiary was formed for the purpose of issuing redeemable capital securities.

The Bank has two active wholly-owned subsidiaries: Access National Mortgage Corporation (the Mortgage Corporation), a mortgage banking company, and Access National Real Estate LLC, a real estate company.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Access National Corporation and its wholly-owned subsidiaries, Access National Bank, and Access National Capital Trust II.  All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

Accounting Standards Codification – In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the U.S. generally accepted accounting principles (“GAAP”) hierarchy by establishing only two levels of GAAP: authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. GAAP, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. FASB ASC 105-10, Generally Accepted Accounting Principles, became applicable beginning in the third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.

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

Restrictions on Cash and Cash Equivalents - As a member of the Federal Reserve System (the “FRB”), the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the FRB. At December 31, 2009 and 2008, the amount of daily average required balances were approximately $350 thousand.

Securities - Debt securities that management has both the positive intent and ability to hold to maturity are classified as “held to maturity” and are recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Restricted stock comprised of FRB and Federal Home Loan Bank (the “ FHLB”) stock is carried at cost.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available for sale at December 31, 2009 and 2008.

Notes to Consolidated Financial Statements

Other Than Temporary Impairment of Investment Securities - Available-for-sale securities are evaluated quarterly for potential other-than-temporary impairment. Management considers the facts of each security including the nature of the security, the amount and duration of the loss, credit quality of the issuer, the expectations for that security’s performance and Corporation’s intent and ability to hold the security until recovery. Declines in equity securities that are considered to be other-than-temporary are recorded as a charge to earnings in the Consolidated Statements of Income. Declines in debt securities that are considered to be other-than-temporary are separated into (1) the amount of the total impairment related to credit loss and (2) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income.

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

Interest Income on Loans - Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

Loans Held for Sale - The Corporation accounts for all one to four unit residential loans originated and intended for sale in the secondary market in accordance with FASB ASC 825-10.  Loans held for sale are recorded at fair value, determined individually, as of the balance sheet date.

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

Notes to Consolidated Financial Statements

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

The Corporation has determined these derivative financial instruments do not meet the hedging criteria required by FASB ASC 815 and has not designated these derivative financial instruments as hedges.  Accordingly, changes in fair value are recognized currently in income.

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

Real Estate Owned - Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs.  Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value.  Fair value estimates are based on recent appraisals and current market conditions.  Gains or losses on sales of real estate owned are recognized upon disposition.  Real estate owned is included in other assets.  At December 31, 2009 real estate owned totaled $5.1 million. At December 31, 2008 real estate owned totaled $4.5 million.

Income Taxes - Income tax expense is the total of the current year income tax due or refundable, the change in deferred tax assets and liabilities, and any adjustments related to unrecognized tax benefits.  Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Corporation has not identified any material uncertain tax positions.

Stock-Based Compensation Plans – The Corporation uses the modified prospective method.  In accordance with FASB ASC 718-10, the Corporation measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date.  That cost is recognized over the period during which the employee is required to provide service in exchange for the award, the requisite service period.  No compensation expense is recognized for equity instruments for which employees do not render the requisite service.  The Corporation determines the fair value of the employee stock options using the Black-Scholes option pricing model.

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

Fair Value Measurements - The Corporation records certain of its assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Notes to Consolidated Financial Statements

Level 3 - Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

See Note 18 - Fair Value Measurements.

Advertising Costs - The Corporation follows the policy of charging the costs of advertising to expense as incurred.

Recent Accounting Pronouncements

FASB ASC 820-10 - In February 2008, the FASB issued new guidance impacting FASB ASC 820-10, Fair Value Measurements and Disclosures (FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 15). The staff position delays the effective date of FASB ASC 820-10 (SFAS No. 157,  Fair Value Measurements) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay expired January 1, 2009, and the expiration of the delay did not have an impact on the Corporation’s consolidated financial statements.

FASB ASC 815-10 -In March 2008, the FASB issued FASB ASC 815-10, Derivatives and Hedging (Statement No. 161 - Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements and the required disclosures have been included.

FASB ASC 855 - In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 165 - Subsequent Events). FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. The Corporation adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.

FASB ASC 860 - In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing (Statement No. 166 - Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard became effective for the Corporation on January 1, 2010 and did not have a material impact on the Corporation’s consolidated financial statement.

FASB ASC 825-10-50 - In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments (FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends existing GAAP to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The guidance also amends existing GAAP to require those disclosures in summarized financial information at interim reporting periods. The Corporation adopted this standard for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation’s consolidated financial statements.

FASB ASC 320-10 - In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments-Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. FASB ASC 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures under existing GAAP be made for interim reporting periods. The Corporation adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation’s consolidated financial statements.

Notes to Consolidated Financial Statements

FASB ASC 820 - In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Corporation adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation’s consolidated financial statements.

SAB 111 - In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments - Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Corporation as of March 31, 2009. There was no material impact to the Corporation’s consolidated financial statements.

FASB ASC 323 - In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 323, Investments - Equity Method and Joint Ventures (Issue No. 08-6, Equity Method Investment Accounting Considerations). The new guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. An equity investor shall not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment. An equity investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings. The new guidance became effective for the Corporation on January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial statements.

FASB ASC 820-10 – In August 2009, the FASB issued an update (ASC No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Corporation for the reporting period ending September 30, 2009 and did not have a material impact on the Corporation’s consolidated financial statements.

FASB ASC 820-10 - In January 2010, the FASB issued an update (ASC No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update becomes effective for the Corporation for interim and annual reporting periods beginning after December 15, 2009. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 2. Securities

Amortized costs and fair values of the securities available for sale as of December 31, 2009 and 2008 are as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
U.S. Treasury notes	$-	$-	$-	$-
U.S. Government agencies	40,022	144	(12)	40,154
Mortgage backed securities	808	-	(65)	743
Municipals - taxable	690	9	-	699
CRA Mutual fund	1,500	-	(1)	1,499
Restricted stock:
Federal Reserve Bank stock	894	-	-	894
FHLB stock	3,849	-	-	3,849
	$47,763	$153	$(78)	$47,838

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
U.S. Treasury notes	$999	$7	$-	$1,006
U.S. Government agencies	74,934	1,420	-	76,354
Mortgage backed securities	1,428	2	(39)	1,391
Municipals - taxable	5,006	3	(89)	4,920
CRA Mutual fund	1,500	-	(52)	1,448
Restricted stock:
Federal Reserve Bank stock	894	-	-	894
FHLB stock	5,002	-	-	5,002
	$89,763	$1,432	$(180)	$91,015

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

The amortized cost and estimated fair value of securities available for sale as of December 31, 2009 by contractual maturities are shown below.  Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	December 31, 2009
		Estimated
	Amortized	Fair
	Cost	Value
	(In Thousands)
US Treasury and Agencies
Due in one year or less	$5,125	$5,145
Due after one through five years	15,000	15,023
Due after five through ten years	19,896	19,986
Municipals – taxable
Due after one through five years	690	699
Due after five through ten years	-	-
Mortgage Backed Securities:
Due in one year or less	33	33
Due after one through five years	-	-
Due after fifteen years	776	710
CRA Mutual fund	1,500	1,499
Restricted Stock:
Federal Reserve Bank stock	894	894
FHLB stock	3,849	3,849
	$47,763	$47,838

The estimated fair value of securities pledged to secure public funds; securities sold under agreements to repurchase, and for other purposes amounted to $40,187,000 at December 31, 2009 and $62,779,000 at December 31, 2008.

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Investment securities available for sale that have an unrealized loss position at December 31, 2009 and December 31, 2008 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Mortgage backed securities	-	-	710	(65)	710	(65)
U.S. Government agencies	9,988	(12)	-	-	9,988	(12)
Municipals - taxable	-	-	-	-	-	-
Municipals - tax exempt	-	-	-	-	-	-
CRA Mutual fund	-	-	1,499	(1)	1,499	(1)
Total	$9,988	$(12)	$2,209	$(66)	$12,197	$(78)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Mortgage backed securities	881	(39)	-	-	881	(39)
U.S. Government agencies	-	-	-	-	-	-
Municipals - taxable	4,012	(89)	-	-	4,012	(89)
Municipals - tax exempt	-	-	-	-	-	-
CRA Mutual fund	-	-	1,448	(52)	1,448	(52)
Total	$4,893	$(128)	$1,448	$(52)	$6,341	$(180)

Management does not believe that any individual unrealized loss as of December 31, 2009 and December 31, 2008 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

Notes to Consolidated Financial Statements

Note 3. Loans

The composition of net loans is summarized as follows:

	December 31,
	2009	2008
	(In Thousands)
Loans secured by real estate:
Real estate construction	$41,508	$42,600
Residential	150,792	153,740
Commercial real estate	220,301	218,539
Commercial	72,628	69,537
Consumer and other	1,335	1,513
Total loans	486,564	485,929
Less allowance for loan losses	9,127	7,462
Net loans	$477,437	$478,467

Note 4. Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	December 31,
	2009	2008	2007
	(In Thousands)
Balance at beginning of year	$7,462	$7,462	$5,452
Provision charged to operating expense	6,064	5,423	2,588
Loan recoveries	911	137	2
Loan charge-offs	(5,310)	(5,560)	(580)
Balance at end of year	$9,127	$7,462	$7,462

Non-accrual loans amounted to $7,032,000 at December 31, 2009 and $2,875,000 at December 31, 2008 and $1,661,000 at December 31, 2007. If interest had been accrued, such income would have been approximately $373,000, $54,000 and $91,000 respectively.

Notes to Consolidated Financial Statements

Note 5. Non-performing Assets and Accruing Loans Past Due 90 Days or More

The following table summarizes non-performing assets.

	December 31,
	2009	2008
	(Dollars In Thousands)
Non-accrual loans:
Commercial	$208	$74
Commercial real estate	3,631	22
Real estate construction	1,689	2,678
Residential real estate	1,504	-
Consumer and other	-	101
Total non-accrual loans	7,032	2,875

Other real estate owned ("OREO")	5,111	4,455

Total non-performing assets	$12,143	$7,330

Ratio of non-performing assets to:
Total loans plus OREO	2.47%	1.49%

Total assets	1.82%	1.04%

Accruing past due loans:
90 or more days past due	$-	$-

Note 6. Premises and Equipment

Premises and equipment, net, are summarized as follows:

	December 31,
	2009	2008
	(In Thousands)
Land	$2,549	$2,549
Premises	5,765	5,749
Leasehold improvements	1,182	1,182
Furniture and equipment	3,125	3,132
	12,621	12,612
Less accumulated depreciation	(3,862)	(3,401)
	$8,759	$9,211

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2009, 2008, and 2007 was $565,000, $747,000, and $839,000 respectively.

Notes to Consolidated Financial Statements

Note 7. Deposits

The composition of deposits is summarized as follows at December 31, 2009 and 2008:

	2009		2008
Type of Account	Amount	%	Amount	%
	(Dollars In Thousands)
Interest bearing demand deposits	$25,918	5.55%	$9,854	2.03%
Money market deposit accounts	109,085	23.38%	81,260	16.74%
Savings accounts	3,985	0.85%	4,616	0.95%
Time deposits	257,875	55.27%	314,671	64.83%
Total interest bearing deposits	396,863	85.05%	410,401	84.55%
Non-interest bearing demand deposits	69,782	14.95%	75,000	15.45%
Total deposits	$466,645	100.00%	$485,401	100.00%

The aggregate amount of time deposits with a minimum denomination of $100,000 was $162,897,000 and $77,893,000 at December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2010	$190,948
2011	36,418
2012	17,237
2013	6,640
2014	3,224
Later years	3,408
$257,875

Brokered deposits totaled $171,210,000 and $189,145,000 at December 31, 2009 and 2008, respectively, which includes $41,550,000 and $61,355,000 respectively, in reciprocal CDARS deposits.

Notes to Consolidated Financial Statements

Note 8. Borrowings

Short-term borrowings consist of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$26,804	$21,395
Commercial paper arrangements	16,517	26,136
FHLB borrowings	20,178	44,333
Federal funds purchased	-	9,993
US Treasury demand note	750	1,718
Total	$64,249	$103,575

Weighted interest rate	1.96%	1.10%

Average for the year ended December 31:
Outstanding	$64,776	$50,749
Interest rate	1.95%	2.26%

Maximum month-end outstandings	$73,201	$103,575

Notes to Consolidated Financial Statements

Note 8. Borrowings (continued)

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include short-term advances from the FHLB, which are secured by mortgage-related loans and U.S. Government agencies securities. The carrying value of the loans pledged as collateral for FHLB advances total $179,239,000 at December 31, 2009 and $191,733,000 at December 31, 2008. In addition, the Mortgage Corporation engaged in unsecured commercial paper arrangements payable on demand with commercial customers of the Bank.  U.S. Treasury demand notes are included in short-term borrowings and are secured by securities issued by U.S. Government agencies.

Long term borrowings consists of the following at December 31, 2009 and 2008.

	Long Term Borrowings

	December 31,

	2009	2008

FHLB long-term borrowings	$16,333	$41,107
Senior unsecured term note	29,997	-
Subordinated debenture	6,186	6,186
Total	$52,516	47,293

At December 31, 2009, the Bank’s fixed-rate long-term debt with the FHLB totaled $16,333,000 and matures through 2015. The interest rate on the fixed-rate notes payable ranges from 2.55% to 4.97%.

The contractual maturities of FHLB long-term debt at December 31, 2009 were as follows:

Amount
(In Thousands)
Due in 2011	$7,083
Due in 2013	3,250
Due in 2014	2,250
Due in 2015	3,750
Total Due	$16,333

The Bank has remaining lines of credit available with the FHLB which totaled $156.9 million at December 31, 2009.

In 2009 the Bank issued $30.0 million in new senior unsecured debt at 2.74% maturing February 15, 2012 under the Temporary Liquidity Guarantee program.

On September 29, 2003, Access National Capital Trust II, a wholly-owned subsidiary of the Corporation which was formed for the purpose of issuing redeemable trust preferred securities, issued $6.2 million of trust preferred securities. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2009 was 3.48%. Interest is payable quarterly. The securities have a mandatory redemption date of September 29, 2034 and are subject to varying call provisions beginning January 7, 2009. The principal asset of the Trust is $6.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the trust preferred securities.

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

Notes to Consolidated Financial Statements

Note 9. Income Taxes

Net deferred tax assets consisted of the following components as of December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$3,103	$2,537
Deferred fees	509	415
Allowance for losses on mortgage loans sold	1,287	556
Other	622	481
	5,521	3,989
Deferred tax liability:
Depreciation	91	84
Securities available for sale	26	426
	117	510

Net deferred tax assets included in other assets	$5,404	$3,479

The provision for income taxes charged to operations for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Current tax expense	$7,379	$3,606	$2,696
Deferred tax (benefit)	(1,525)	(906)	(1,106)
	$5,854	$2,700	$1,590

Notes to Consolidated Financial Statements

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2009, 2008 and 2007 as follows:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Computed "expected" tax expense at 34%	$5,266	$2,531	$1,799
Increase (decrease) in income taxes resulting from:
State income taxes	532	144	(180)
Other	56	25	(29)
	$5,854	$2,700	$1,590

Note 10. Commitments and Contingent Liabilities

The Corporation is committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2009, 2008 and 2007 totaled $1,015,000, $958,000 and $932,000 respectively.

The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2010	$390
2011	399
2012	411
2013	424
2014	316
$1,940

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

At December 31, 2009 and 2008 the Mortgage Corporation had open forward contracts (Mandatory and MBS) with a notional value of $61,471,000 and $99,179,000, respectively. The open forward delivery contracts are composed of $22,721,000 and $74,929,000 under mandatory delivery programs and $38,750,000 and $24,250,000 of forward sales of MBS at December 31, 2009 and 2008, respectively. The fair value of these open forward contracts was $61,893,000 and $99,240,000 respectively.  Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts.  The Mortgage Corporation does not expect any counterparty to fail to meet its obligation.  Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Corporation does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement.  Should this be required, the Mortgage Corporation could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.

Interest rate lock commitments totaled $41,483,000 and $32,646,000 at December 31, 2009 and 2008, respectively, and included $7,956,000 and $10,029,000 that were made on a Best Efforts basis at December 31, 2009 and 2008, respectively. Fair values of these best efforts commitments were $7,999,000 and $10,074,000 at December 31, 2009 and 2008, respectively.  The remaining hedged interest rate lock commitments totaling $33,527,000 and $22,617,000 at December 31 2009 and 2008 had a fair value of $33,201,000 and $22,612,000 respectively.

The Mortgage Corporation makes representations and warranties that loans sold to investors meet their program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Corporation maintains a reserve in other liabilities for potential losses on mortgage loans sold.  At December 31, 2009 and 2008 the balance in this reserve totaled approximately $3.3 million and $1.4 million respectively.

Allowance For Losses on Mortgage Loans Sold

	December 31,
	2009	2008

Balance at beginning of year	$1,439	$119
Provision charged to operating expense	5,050	2,095
Recoveries	16	16
Charge-offs	(3,173)	(791)
Balance at end of year	3,332	1,439

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $15,266,000 and $20,911,000 in outstanding commitments at December 31, 2009 and 2008, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $119,590,000 and $93,911,000 in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2009 and 2008, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $6,033,000 and $5,704,000 at December 31, 2009 and 2008, respectively.

In addition to the above, the Corporation is subject to risks related to the mortgage origination operations of the Mortgage Corporation.  See Note 10 for a discussion of those risks.

Notes to Consolidated Financial Statements

Note 12. Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These related parties were indebted to the Corporation for loans totaling $12,373,000 and $13,984,000 at December 31, 2009 and 2008, respectively. During 2009, total principal additions were $3,124,000 and total principal payments and changes in related parties were $4,375,000. The aggregate amount of deposits at December 31, 2009 and 2008 from directors and officers was $21,032,000 and $19,187,000 respectively.

Note 13. Stock Option Plan

The Corporation’s 1999 Stock Option Plan approved by shareholders at the 2000 Annual Meeting of Shareholders expired in 2009 and no new grants will be issued under this plan.

The Corporation established the Access National Corporation 2009 Stock Option Plan (“the Plan”) and it was approved by shareholders on May 19, 2009.  The Plan reserves 975,000 shares of the Corporation’s common stock, $0.835 par value, for issuance under the Plan.   The Plan allows for incentive stock options to be granted with an exercise price equal to the fair market value at the date of grant.  The expiration date on options granted is three and one half years from the grant date.

Total compensation cost for share-based payment arrangements recognized in 2009, 2008 and 2007 was $162,000,
$136,000 and $99,000 respectively.

Cash received from option exercises under share-based payment arrangements for 2009, 2008 and 2007 was $624,000, $399,000 and $300,000 respectively.

Notes to Consolidated Financial Statements

Note 13. Stock Option Plan (continued)

  Changes in the stock options outstanding under the plans are summarized as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	589,617	$5.96	713,624	$6.07	815,244	$4.80
Granted	106,750	4.08	97,375	6.29	80,900	9.47
Exercised	184,452	3.38	137,682	2.89	178,320	1.68
Lapsed or canceled	72,836	6.82	83,700	12.35	4,200	11.23

Outstanding at end of year	439,079	$6.44	589,617	$5.96	713,624	$6.07

Options exercisable at end of year	256,404	$7.43	426,892	$5.28	605,454	$5.61

Options outstanding at year end 2009 were as follows:

Options Outstanding				Options Exercisable
		Weighted-			Weighted-
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Price	Outstanding	Life (in yrs)	Price	Exercisable	Life (in yrs)	Price

$1.00-3.45	15,000	0.08	$3.45	15,000	0.08	$3.45
3.46-6.94	281,145	1.99	5.57	100,970	1.68	6.55
6.95-7.54	77,834	1.12	7.53	75,334	1.09	7.53
$7.55-9.58	65,100	0.58	9.58	65,100	0.58	9.58
	439,079	1.56	$6.44	256,404	1.13	$7.43
The fair value of stock options granted was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007

Expected life of options granted	2.60 Years	2.62 Years	2.6 Years
Risk-free interest rate	1.09%	3.04%	4.56%
Expected volatility of stock	47%	35%	33%
Annual expected dividend yield	1%	1%	1%
Fair Value of Granted Options	$185,025	$174,028	$188,073
Nonvested Options	182,675	162,725	108,170

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $425,597, $514,680 and $1,357,329 respectively.  The weighted average grant date fair value of options granted during the years were $1.73, $1.79, $2.32 for 2009, 2008 and 2007, respectively.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of December 31, 2009 was $140,386.  The cost is expected to be recognized over a weighted average period of 1.39 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2009 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institutions’ category.

Notes to Consolidated Financial Statements

Note 14. Capital Requirements (continued)

     The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
December 31, 2009
Total Capital
(to Risk Weighted Assets)
Corporation	$80,465	14.73%	$43,703	8.00%	$54,629	10.00%
Bank	$73,252	13.43%	$43,644	8.00%	$54,555	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$73,604	13.47%	$21,852	4.00%	$32,777	6.00%
Bank	$66,400	12.17%	$21,822	4.00%	$32,733	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$73,604	10.73%	$27,430	4.00%	$34,288	5.00%
Bank	$66,400	9.69%	$27,398	4.00%	$34,247	5.00%
December 31, 2008
Total Capital
(to Risk Weighted Assets)
Corporation	$69,747	13.11%	$42,576	8.00%	$53,220	10.00%
Bank	$65,095	12.26%	$42,489	8.00%	$53,111	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$63,085	11.86%	$21,277	4.00%	$31,915	6.00%
Bank	$58,433	11.00%	$21,245	4.00%	$31,867	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$63,085	9.71%	$25,993	4.00%	$32,491	5.00%
Bank	$58,433	9.00%	$25,961	4.00%	$32,452	5.00%

Note 15. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Year Ended December 31,
	2009			2008			2007
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except Per Share Data)
Earnings per share
Basic	$9,635	10,391	$0.93	$4,744	10,299	$0.46	$3,702	11,620	$0.32
Effect of dilutive securities:
Stock options and warrants	-	42	-	-	125	-	-	246	-
Diluted
Diluted earnings per share	$9,635	10,433	$0.92	$4,744	10,424	$0.46	$3,702	11,866	$0.31

Note 16. Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan (the “401(k) Plan”), which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $371,000, $346,000, and $367,000 were charged to expense under the 401(k) Plan for 2009, 2008, and 2007 respectively.

Notes to Consolidated Financial Statements

Note 17. Other Expenses

The Corporation had the following other expenses as of December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Advertising and promotional expense	$5,552	$3,760	$3,921
Investor fees	1,567	889	891
Legal fees	63	403	99
Other settlement fees	163	146	251
Management fees	7,152	2,380	1,560
Provision for losses on mortgage loans sold	5,050	2,095	1,750
Buy down expense	20	332	(119)
Business and franchise tax	447	406	458
Accounting and auditing service	563	623	570
Consulting fees	346	334	405
Early payoff and default penalties	61	119	331
Office supplies-stationary print	204	175	150
Telephone	276	282	331
Postage	147	157	223
Credit reports	516	238	299
Other office expense	60	95	152
Other operating expenses	142	139	179
Data processing	497	472	374
Regulatory examinations	166	155	159
FDIC insurance	1,203	350	51
OREO expenses	1,497	22	-
Other	2,660	2,166	5,806
	$28,352	$15,738	$17,841

Note 18. Fair Value Measurements

Effective January 1, 2008, the Corporation adopted FASB ASC 820-10 (SFAS 157) and FASB ASC 825-10 (SFAS 159).  FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Notes to Consolidated Financial Statements

Note 18. Fair Value Measurements (continued)

Level 3 - Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Note 18. Fair Value Measurements (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option, are summarized below:

	Fair Value Measurement at December 31, 2009 Using (In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities (1)	$43,095	$43,095	$-	$-
Residential loans held for sale	76,232	-	76,232	-
Derivative assets	492	-	-	492
Total Financial Assets-Recurring	$119,819	$43,095	$76,232	$492

Financial Liabilities-Recurring
Derivative liabilities	$353	$-	$-	$353
Total Financial Liabilities-Recurring	$353	$-	$-	$353

Financial Assets-Non-Recurring
Impaired loans (2)	$7,032	$-	$-	$7,032
Other real estate owned (3)	5,111	-	5,111	-
Total Financial Assets-Non-Recurring	$12,143	$-	$5,111	$7,032

(1)	Excludes restricted stock.
(2)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3)	Represents appraised value and realtor comparables less estimated selling expenses.

	Fair Value Measurement at December 31, 2008 Using (In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities (1)	$85,119	$85,119	$-	$-
Residential loans held for sale	84,312	-	84,312	-
Derivative assets	363			363
Total Financial Assets-Recurring	$119,819	$85,119	$84,312	$363

Financial Liabilities-Recurring
Derivative liabilities	$272	$-	$-	$272
Total Financial Liabilities-Recurring	$272	$-	$-	$272

Financial Assets-Non-Recurring
Impaired loans (2)	$2,875	$-	$-	$2,875
Other real estate owned (3)	4,455	-	4,455	-
Total Financial Assets-Non-Recurring	$7,330	$-	$4,455	$2,875

(1)	Excludes restricted stock.
(2)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3)	Represents appraised value and realtor comparables less estimated selling expenses.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month period ended December 31, 2009.

Notes to Consolidated Financial Statements

Note 18. Fair Value Measurements (continued)

Net Derivatives
(In Thousands)
Balance September 30, 2009	$(86)
Realized and unrealized gains (losses) included in earnings	225
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2009	$139

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the twelve month period ended December 31, 2009 and 2008.

Net Derivatives
(In Thousands)
Balance January 1, 2009	$91
Realized and unrealized gains included in earnings	48
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2009	$139

Net Derivatives
(In Thousands)
Balance January 1, 2008	$(140)
Realized and unrealized gains included in earnings	231
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2008	$91

Financial instruments recorded using FASB ASC 825-10

Under FASB ASC 825-10, the Corporation may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election, with respect to an item, may not be revoked once an election is made. Additionally, the transaction provisions of FASB ASC 825-10 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in net income. The Corporation elected the fair value option on all loans held for sale transactions subsequent to December 31, 2007.

Notes to Consolidated Financial Statements

Note 18. Fair Value Measurements (continued)

The following tables reflect the difference between the fair value carrying amount of residential mortgage loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

	December 31, 2009
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$76,232	$1,626	$74,606

	December 31, 2008
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$84,312	$2,109	$82,203

The fair values of financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis are presented below. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below:

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

Notes to Consolidated Financial Statements

Note 18. Fair Value Measurements (continued)

fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 2009 and 2008, the majority of off-balance-sheet items is variable rate instruments or converts to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$31,221	$31,221	$22,482	$22,482
Securities available for sale	43,095	43,095	85,119	85,119
Restricted stock	4,743	4,743	5,896	5,896
Loans, net of allowance	553,669	552,097	562,779	562,430
Derivatives	492	492	363	363
Total financial assets	$633,220	$631,648	$676,639	$676,290

Financial liabilities:
Deposits	$466,645	$466,668	$485,401	$486,989
Short-term borrowings	64,249	64,258	103,575	104,083
Long-term borrowings	46,330	46,351	41,107	42,458
Subordinated debentures	6,186	6,248	6,186	6,321
Derivatives	353	353	272	272
Total financial liabilities	$583,763	$583,878	$636,541	$640,123

Current accounting pronouncements require disclosure of the estimated fair value of financial instruments.  Effective January 1, 2008, fair value is defined in accordance with FASB ASC 820-10 as disclosed above.  Given the current market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist.  We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments in accordance with the definition of FASB ASC 820-10.  Since negotiated prices in illiquid markets depends upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations.  Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time.  Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values.

Notes to Consolidated Financial Statements

Note 19. Segment Reporting

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

Notes to Consolidated Financial Statement
The following table presents segment information for the years ended December 31, 2009, 2008 and 2007:
2009	Commercial	Mortgage			Consolidated
	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$35,886	$3,361	$44	$(1,765)	$37,526
Gain on sale of loans	659	48,603	-	-	49,262
Other	3,031	5,150	1,180	(1,657)	7,704
Total operating income	39,576	57,114	1,224	(3,422)	94,492

Expenses:
Interest expense	13,565	1,488	682	(1,767)	13,968
Salaries and employee benefits	8,040	20,082	-	-	28,122
Other	13,746	22,965	1,857	(1,655)	36,913
Total operating expenses	35,351	44,535	2,539	(3,422)	79,003

Income before income taxes	$4,225	$12,579	$(1,315)	$-	$15,489

Total assets	$627,766	$79,557	$9,138	$(49,582)	$666,879

Capital expenditures	$10	$32	$16	$-	$58

2008	Commercial	Mortgage			Consolidated
	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$37,910	$1,778	$71	$(967)	$38,792
Gain on sale of loans	-	24,863	-	(4)	24,859
Other	1,961	4,472	1,148	(1,627)	5,954
Total operating income	39,871	31,113	1,219	(2,598)	69,605

Expenses:
Interest expense	16,972	865	873	(970)	17,740
Salaries and employee benefits	7,520	13,261	-	-	20,781
Other	10,836	12,692	1,740	(1,628)	23,640
Total operating expenses	35,328	26,818	2,613	(2,598)	62,161

Income before income taxes	$4,543	$4,295	$(1,394)	$-	$7,444

Total assets	$662,885	$85,909	$9,476	$(55,946)	$702,324

Capital expenditures	$98	$72	$29	$-	$199

2007	Commercial	Mortgage			Consolidated
	Banking	Banking	Other	Eliminations	Totals
			(In Thousands)
Revenues:
Interest income	$45,176	$3,594	$665	$(4,009)	$45,426
Gain on sale of loans	-	20,244	-	(3)	20,241
Other	1,452	7,256	1,081	(2,323)	7,466
Total operating income	46,628	31,094	1,746	(6,335)	73,133

Expenses:
Interest expense	23,881	4,166	1,270	(4,013)	25,304
Salaries and employee benefits	6,822	12,756	-	-	19,578
Other	6,546	16,989	1,746	(2,322)	22,959
Total operating expenses	37,249	33,911	3,016	(6,335)	67,841

Income before income taxes	$9,379	$(2,817)	$(1,270)	$-	$5,292

Total assets	$599,835	$46,184	$9,115	$(32,758)	$622,376

Capital expenditures	$554	$111	$305	$-	$970

Notes to Consolidated Financial Statements

Note 21. Parent Corporation Only Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Balance Sheets

	December 31,
	2009	2008
	(In Thousands)
Assets
Cash	$189	$10
Other investments	6,540	4,028
Investment in subsidiaries	66,760	59,604
Other assets	757	804
Total assets	$74,246	$64,446

Liabilities
Subordinated debentures	$6,186	$6,186
Other liabilities	282	315
Total liabilities	6,468	6,501

Shareholders' Equity
Common stock	8,799	8,551
Capital surplus	18,552	17,410
Retained earnings	40,377	31,157
Accumulated other comprehensive income	50	827
Total shareholders' equity	67,778	57,945
Total liabilities and shareholders' equity	$74,246	$64,446

Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Income

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Income
Dividends from subsidiaries	$2,467	$3,203	$1,260
Interest	44	72	665
Other	24	81	46
	2,535	3,356	1,971
Expenses
Interest expense on subordinated debentures	238	418	807
Other expenses	1,185	1,122	1,188
Total expenses	1,423	1,540	1,995
Income before income taxes and undistributed income of subsidiaries	1,112	1,816	(24)
Income tax (benefit)	(466)	(526)	(487)

Income before undistributed income of subsidiaries	1,578	2,342	463
Undistributed income of subsidiaries	8,057	2,402	3,239
Net income	$9,635	$4,744	$3,702

Notes to Consolidated Financial Statements
ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net income	$9,635	$4,744	$3,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(8,057)	(2,402)	(3,239)
(Increase) decrease in other assets	172	(79)	147
Increase (decrease) in other liabilities	(33)	(150)	205
Stock based compensation	162	136	99
Net cash provided by operating activities	1,879	2,249	914

Cash Flows from Investing Activities
Increase in investment in subsidiaries	-	(8,212)	-
(Increase) decrease in other investments	(2,512)	11,464	12,059
Net cash (used in) provided by investing activities	(2,512)	3,252	12,059

Cash Flows from Financing Activities
Repurchase of common stock	1,400	(5,930)	(9,502)
Net proceeds from issuance of common stock	(173)	870	1,105
Repayment of subordinated debentures	-	-	(4,125)
Dividends paid	(415)	(433)	(497)
Net cash provided by (used in) financing activities	812	(5,493)	(13,019)

Increase in cash and cash equivalents	179	8	(46)

Cash and Cash Equivalents
Beginning	10	2	48

Ending	$189	$10	$2

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

With the supervision and participation of its Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission and based on this assessment has concluded the Corporation’s internal control over financial reporting is effective as of that date.

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

The Corporation’s independent registered public accounting firm, BDO Seidman LLP, has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the Corporation’s internal control over financial reporting which is included in “Item 8 – Financial Statements and Supplementary Data” herein.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions "Election of Directors," “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors,”  “Certain Relationships and Related Transactions” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2010 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation” in the 2010 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2010 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships between the Corporation and its directors and officers is contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” in the 2010 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2010 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

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

10.1+	Employment Letter Agreement between Access National Bank and Michael W. Clarke (incorporated by reference to Exhibit 10.1 to Form 10-K filed March 31, 2005)
10.2+	Employment Letter Agreement between Access National Bank and Robert C. Shoemaker (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 31, 2005)
10.3+	Employment Agreement between Access National Bank and Charles Wimer (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed March 31, 2003)
10.4+	Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 31, 2005)
10.4.1+	Amendment #1 to Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 15, 2007)
10.5*+	Annual Compensation of Non-Employee Directors
10.6*+	Base Salaries for Named Executive Officers
10.7+	Access National Bank 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed March 31, 2003)
10.7.1+	Form of Incentive Stock Option Agreement for Employee under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to Form 8-K filed January 31, 2007)
10.7.2+	Form of Incentive Stock Option for Employee-Director under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.2 to Form 8-K filed January 31, 2007)
10.7.3+	Form of Non-Qualified Stock Option Agreement for Director under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.3 to Form 8-K filed January 31, 2007)
10.8	Lease agreement between Access National Bank and William and Blanca Spencer (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed March 31, 2003)
10.9	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed March 31, 2003)

10.10	Access National Corporation 2009 Stock Option Plan, effective May 19, 2009 (incorporated by reference to Appendix A to the definitive proxy statement filed April 15, 2009)
10.10.1	Form of Stock Option Agreement for Employee under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.1 to Form 8-K filed July 6, 2009)
14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-KSB filed March 30, 2004)
21*	Subsidiaries of Access National Corporation
23*	Consent of BDO Seidman, LLP
24*	Power of Attorney (included on the signature page of this report)
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
* filed herewith

+ indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation
(Registrant)

Date: March 29, 2010	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer

Date: March 29, 2010	By:	/s/ Charles Wimer
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

Signature	Title	Date

/s/ Michael W. Clarke
Michael W. Clarke	Chairman, President, Chief Executive Officer & Director (Principal Executive Officer)	March 29, 2010

/s/Martin S. Friedman		March 29,2010
Martin S. Friedman	Director

/s/ John W. Edgemond IV
John W. Edgemond IV	Director	March 29, 2010

/s/ James L. Jadlos
James L. Jadlos	Director	March 29, 2010

/s/ Thomas M. Kody
Thomas M. Kody	Director	March 29, 2010

/s/ Robert C. Shoemaker
Robert C. Shoemaker	Director	March 29, 2010

/s/ Charles Wimer
Charles Wimer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2010