Form 10-Q
period 2010-03-31
ACCESS NATIONAL CORP
filed 2010-05-17
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to __________

 Commission File Number: 000-49929

ACCESS NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	82-0545425 (I.R.S. Employer Identification No.)

1800 Robert Fulton Drive, Suite 300, Reston, Virginia  20191
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No ☒

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of May 7, 2010 was 10,615,313 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets, March 31, 2010 and December 31, 2009 (audited)	Page 2
	Consolidated Statements of Income, three months ended March 31, 2010 and 2009	Page 3
	Consolidated Statements of Changes in Shareholders' Equity, three months ended March 31, 2010 and 2009	Page 4
	Consolidated Statements of Cash Flows, three months ended March 31, 2010 and 2009	Page 5
	Notes to Consolidated Financial Statements (unaudited)	Page 6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 33
Item 4T.	Controls and Procedures	Page 34

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 35
Item1A.	Risk Factors	Page 35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 35
Item 3.	Defaults Upon Senior Securities	Page 35
Item 4.	(Removed and Reserved)	Page 35
Item 5.	Other Information	Page 36
Item 6.	Exhibits	Page 36
	Signatures	Page 37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$4,346	$5,965
Interest-bearing deposits in other banks and federal funds sold	14,651	25,256
Securities available for sale, at fair value	77,687	47,838
Loans held for sale, at fair value	49,705	76,232
Loans	469,728	486,564
Allowance for loan losses	(9,256)	(9,127)
Net loans	460,472	477,437
Premises and equipment	8,694	8,759
Accrued interest receivable	2,128	2,409
Other real estate owned	4,073	5,111
Other assets	15,625	17,872
Total assets	$637,381	$666,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand deposits	$68,058	$69,782
Savings and interest-bearing deposits	154,087	138,988
Time deposits	238,055	257,875
Total deposits	460,200	466,645
Other liabilities
Short-term borrowings	52,923	64,249
Long-term borrowings	40,360	46,330
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	8,495	15,691
Total liabilities	$568,164	$599,101

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,615,313 shares at March 31, 2010 and 10,537,428 shares at
December 31, 2009	$8,864	$8,799
Surplus	18,931	18,552
Retained earnings	41,487	40,377
Accumulated other comprehensive income (loss), net	(65)	50
Total shareholders' equity	69,217	67,778
Total liabilities and shareholders' equity	$637,381	$666,879

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest and Dividend Income
Interest and fees on loans	$7,872	$8,667
Interest on deposits in other banks	37	32
Interest and dividends on securities	350	980
Total interest and dividend income	8,259	9,679

Interest Expense
Interest on deposits	1,968	3,081
Interest on short-term borrowings	265	316
Interest on long-term borrowings	389	476
Interest on subordinated debentures	52	63
Total interest expense	2,674	3,936

Net interest income	5,585	5,743
Provision for loan losses	198	1,369
Net interest income after provision for loan losses	5,387	4,374

Noninterest Income
Service fees on deposit accounts	160	134
Gain on sale of loans	5,240	13,789
Mortgage broker fee income	338	140
Other income	285	1,097
Total noninterest income	6,023	15,160

Noninterest Expense
Salaries and employee benefits	5,252	7,505
Occupancy and equipment	684	632
Other operating expenses	3,567	6,743
Total noninterest expense	9,503	14,880

Income before income taxes	1,907	4,654

Income tax expense	691	1,990
NET INCOME	$1,216	$2,664

Earnings per common share:
Basic	$0.12	$0.26
Diluted	$0.11	$0.26

Average outstanding shares:
Basic	10,572,017	10,267,385
Diluted	10,589,506	10,311,653

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share Data)
(Unaudited)

				Accumulated
				Other
				Compre-
	Common		Retained	hensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2009	$8,799	$18,552	$40,377	$50	$67,778
Comprehensive income:
Net income	-	-	1,216	-	1,216
Other comprehensive loss, unrealized holdings gains arising during the period (net of tax, $59)	-	-	-	(115)	(115)
Total comprehensive income					1,101
Stock option exercises (15,000 shares)	13	39	-	-	52
Dividend reinvestment plan (74,721 shares)	62	355	-	-	417
Repurchased under share repurchase program (11,836 shares)	(10)	(61)	-	-	(71)
Cash dividend	-	-	(106)	-	(106)
Stock-based compensation expense recognized in earnings	-	46	-	-	46

Balance, March 31, 2010	$8,864	$18,931	$41,487	$(65)	$69,217

Balance, December 31, 2008	$8,551	$17,410	$31,157	$827	$57,945

Comprehensive income:
Net income	-	-	2,664	-	2,664
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $82)	-	-	-	159	159
Total comprehensive income					2,823
Stock option exercises (27,744 shares)	23	71	-	-	94
Dividend reinvestment plan (46,279 shares)	39	156	-	-	195
Repurchased under share repurchase program (20,542 shares)	(17)	(76)	-	-	(93)
Cash dividend	-	-	(103)	-	(103)
Stock-based compensation expense recognized in earnings	-	50	-	-	50
Balance, March 31, 2009	$8,596	$17,611	$33,718	$986	$60,911

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$1,216	$2,664
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for loan losses	198	1,369
Provision for losses on mortgage loans sold	500	966
Net gain/losses on sales and write-down of other real estate owned	352	1,245
Deferred tax benefit (expense)	(132)	383
Stock-based compensation	46	50
Valuation allowance on derivatives	(261)	(175)
Net amortization on securities	9	(4)
Depreciation and amortization	116	163
Changes in assets and liabilities:
Valuation of loans held for sale carried at fair value	893	1,881
Decrease (increase) in loans held for sale	25,633	(11,398)
(Increase) decrease in other assets	3,186	(2,254)
(Decrease) Increase in other liabilities	(7,696)	1,182
Net cash provided by (used in) operating activities	24,060	(3,928)
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	14,969	18,027
Proceeds from sale of securities	-	-
Purchases of securities available for sale	(45,000)	(10,568)
Net increase (decrease) in loans	16,768	(884)
Proceeds from sales of other real estate owned	490	350
Purchases of premises and equipment	(63)	(7)
Net cash (used in) provided by investing activities	(12,836)	6,918
Cash Flows from Financing Activities
Net increase in demand, interest bearing demand and savings deposits	13,375	35,058
Net (decrease) increase in time deposits	(19,820)	26,180
(Decrease) in securities sold under agreement to repurchase	(3,237)	(4,961)
Net (decrease) in other short-term borrowings	(8,089)	(21,615)
Net (decrease) increase in long-term borrowings	(5,970)	13,132
Proceeds from issuance of common stock	469	289
Repurchase of common stock	(70)	(93)
Dividends paid	(106)	(102)
Net cash (used in) provided by financing activities	(23,448)	47,888

(Decrease) Increase in cash and cash equivalents	(12,224)	50,878
Cash and Cash Equivalents
Beginning	31,221	22,482
Ending	$18,997	$73,360
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,056	$3,966
Cash payments for income taxes	$2,264	$-
Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) gain on securities available for sale	$(174)	$241
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – COMMENCEMENT OF OPERATIONS

Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia.  The Corporation has two wholly-owned subsidiaries:  Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association, and Access Capital Trust II.  Access National Capital Trust II was formed for the purpose of issuing redeemable capital securities. The Corporation does not have any significant operations and serves primarily as the parent company for the Bank.  The Corporation’s income is primarily derived from dividends received from the Bank. The amount of these dividends is determined by the Bank’s earnings and capital position.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”).  The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  Such adjustments are all of a normal and recurring nature.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.   The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2009, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 3 – STOCK-BASED COMPENSATION PLANS

During the first three months of 2010, the Corporation granted 102,500 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date.  Stock–based compensation expense recognized in other operating expense during the first three months of 2010 was approximately $46 thousand and $50 thousand for the same period in 2009.  The fair value of options is estimated on the date of grant using a Black-Scholes option-pricing model with the assumptions noted below.

A summary of stock option activity under the Plan for the three months ended March 31, 2010 is presented as follows:

	Three Months Ended
	March 31, 2010

Expected life of options granted	3.40
Risk-free interest rate	1.39%
Expected volatility of stock	48%
Annual expected dividend yield	1%

Fair value of granted options	$212,268
Non-vested options	278,575

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding at beginning of year	439,079	$6.44	1.53	$216,870
Granted	102,500	$5.97	3.40	$-
Exercised	(15,000)	$3.45	-	$-
Lapsed or canceled	(34,370)	$6.46	0.45	$-

Outstanding at March 31, 2010	492,209	$6.43	1.86	$222,398

Exercisable at March 31, 2010	213,634	$7.80	2.56	$-

	Three Months Ended
	March 31, 2009

Expected life of options granted	3.33
Risk-free interest rate	1.07%
Expected volatility of stock	47%
Annual expected dividend yield	1%

Fair value of granted options	$171,393
Non-vested options	259,975

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding at beginning of year	589,617	$5.96	1.57	$284,885
Granted	99,250	$3.99	3.33	$-
Exercised	(27,744)	$3.37	0.03	$-
Lapsed or canceled	(18,800)	$7.40	0.25	$-

Outstanding at March 31, 2009	642,323	$5.72	1.73	$272,752

Exercisable March 31, 2009	382,348	$5.32	1.24	$212,210

NOTE 4 – SECURITIES

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

The following table provides the amortized costs and fair values of securities available for sale as of March 31, 2010 and December 31, 2009.

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Government agencies	$70,093	$74	$(132)	$70,035
Mortgage backed securities	760	-	(53)	707
Municipals - taxable	690	10	-	700
CRA Mutual fund	1,500	2	-	1,502
Restricted stock:
Federal Reserve Bank stock	894	-	-	894
FHLB stock	3,849	-	-	3,849
Total	$77,786	$86	$(185)	$77,687

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Government agencies	$40,022	$144	$(12)	$40,154
Mortgage backed securities	808	-	(65)	743
Municipals - taxable	690	9	-	699
CRA Mutual fund	1,500	-	(1)	1,499
Restricted stock:
Federal Reserve Bank stock	894	-	-	894
FHLB stock	3,849	-	-	3,849
Total	$47,763	$153	$(78)	$47,838

NOTE 4 – SECURITIES (continued)

The amortized cost and fair value of securities available for sale as of March 31, 2010 and December 31, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Government agencies
Due in one year or less	$5,093	$5,109	$5,125	$5,145
Due after one through five years	55,000	54,914	15,000	15,023
Due after five through ten years	10,000	10,012	19,896	19,986
Municipals-taxable
Due after one through five years	690	700	690	699
Due after five through ten years	-	-	-	-
Mortgage Backed Securities
Due in one year or less	-	-	33	33
Due after one through five years	-	-	-	-
Due after fifteen years	760	707	776	710
CRA Mutual Fund	1,500	1,502	1,500	1,499
Restricted Securities:
Federal Reserve Bank stock	894	894	894	894
FHLB stock	3,849	3,849	3,849	3,849
Total	$77,786	$77,687	$47,763	$47,838

NOTE 4 – SECURITIES (continued)

Securities available for sale that have an unrealized loss position at March 31, 2010 and December 31, 2009 are as follows:

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
March 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
Investment securities available for sale:

Mortgage backed securities	$-	$-	$706	$(53)	$706	$(53)
U.S. Government agencies	34,868	(132)	-	-	34,868	(132)
Municipals – taxable	-	-	-	-	-	-
Municipals - tax exempt	-	-	-	-	-	-
CRA Mutual fund	-	-	-	-	-	-
Total	$34,868	$(132)	$706	$(53)	$35,574	$(185)

	Securities in a Loss		Securities in a Loss
	Position for Less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
Investment securities available for sale:

Mortgage backed securities	$-	$-	$710	$(65)	$710	$(65)
U.S. Government agencies	9,988	(12)	-	-	9,988	(12)
Municipals - taxable	-	-	-	-	-	-
Municipals - tax exempt	-	-	-	-	-	-
CRA Mutual fund	-	-	1,499	(1)	1,499	(1)
Total	$9,988	$(12)	$2,209	$(66)	$12,197	$(78)

Management does not believe that any individual unrealized loss as of March 31, 2010 and December 31, 2009 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  The Corporation has the ability to hold these securities for the time necessary to recover the amortized cost or until maturity when full repayment would be received.

NOTE 5 – LOANS

The following table presents the composition of the loans held for investment portfolio at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In Thousands)

Commercial	$72,193	$72,628
Commercial real estate	215,969	220,301
Real estate construction	39,910	41,508
Residential real estate	140,195	150,792
Consumer	1,461	1,335
Total loans	469,728	486,564
Less allowance for loan losses	9,256	9,127
Net loans	$460,472	$477,437

NOTE 6 – SEGMENT REPORTING

The Corporation has two reportable segments: commercial banking and a mortgage banking segment. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income.

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

NOTE 6 – SEGMENT REPORTING (continued)

The following table presents segment information for the three months ended March 31, 2010 and 2009:

2010	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$8,066	$389	$15	$(211)	$8,259
Gain on sale of loans	-	5,240	-	-	5,240
Other revenues	394	516	293	(420)	783
Total revenues	8,460	6,145	308	(631)	14,282

Expenses:
Interest expense	2,588	138	160	(212)	2,674
Salaries and employee benefits	2,377	2,875	-	-	5,252
Other	2,034	2,354	480	(419)	4,449
Total operating expenses	6,999	5,367	640	(631)	12,375

Income (loss) before income taxes	$1,461	$778	$(332)	$-	$1,907

Total assets	$604,708	$54,135	$47,233	$(68,695)	$637,381

2009	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$9,197	$915	$10	$(443)	$9,679
Gain on sale of loans	-	13,789	-	-	13,789
Other revenues	376	1,258	308	(571)	1,371
Total revenues	9,573	15,962	318	(1,014)	24,839

Expenses:
Interest expense	3,816	390	173	(443)	3,936
Salaries and employee benefits	1,848	5,657	-	-	7,505
Other	2,897	5,963	455	(571)	8,744
Total operating expenses	8,561	12,010	628	(1,014)	20,185

Income (loss) before income taxes	$1,012	$3,952	$(310)	$-	$4,654

Total assets	$709,741	$96,427	$44,471	$(95,404)	$755,235

NOTE 7 – EARNINGS PER SHARE (EPS)

The following tables show the calculation of both basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2010 and 2009, respectively. The numerator of both the basic and diluted EPS is equivalent to net income.  The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(In Thousands, Except for Share Data)

BASIC EARNINGS PER SHARE:
Net income	$1,216	$2,664
Weighted average shares outstanding	10,572,017	10,267,385

Basic earnings per share	$0.12	$0.26

DILUTED EARNINGS PER SHARE:
Net income	$1,216	$2,664
Weighted average shares outstanding	10,572,017	10,267,385
Stock options and warrants	17,489	44,268
Weighted average diluted shares outstanding	10,589,506	10,311,653

Diluted earnings per share	$0.11	$0.26

NOTE 8 - DERIVATIVES

As part of its mortgage banking activities, the Mortgage Corporation enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Corporation then either locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs (“Best Efforts”) or commits to deliver the locked loan in a binding (“Mandatory”) delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income.   Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives.  The market value of interest rate lock commitments and Best Efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets.  The Mortgage Corporation determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.

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

Since the Mortgage Corporation’s derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change. The Mortgage Corporation has not elected to apply hedge accounting to its derivative instruments as provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) FASB ASC 815, Derivatives and Hedging.

At March 31, 2010 and December 31, 2009, the Mortgage Corporation had derivative financial instruments with a notional value of $127.7 million and $103.0 million, respectively.   The fair value of these derivative instruments at March 31, 2010 and December 31, 2009 was $426 thousand and $139 thousand, respectively, and was included in other assets.

Included in other non-interest income for the three months ended March 31, 2010 and March 31, 2009 was a net loss of $226 thousand and $172 thousand, respectively, relating to derivative instruments.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing.  The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  This guidance became effective for the Corporation on January 1, 2010 and did not have a material effect on the Corporation’s consolidated financial condition and results of operations.

In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation.  The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated.  An entity is required to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This guidance requires ongoing reassessments on whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new guidance became effective for the Corporation on January 1, 2010 and did not have a material effect on the Corporation’s consolidated financial condition and results of operations.

In January 2010, the FASB issued an update (ASU No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Corporation for interim and annual reporting periods beginning after December 15, 2009 and did not have a material effect on the Corporation’s consolidated financial condition and results of operations.

In March 2010, the FASB issued an update (ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives) impacting FASB ASC 815-15, Derivatives and Hedging-Embedded Derivatives. The amendments clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. This update becomes effective for the Corporation for the interim reporting period beginning after June 15, 2010. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact on the Corporation’s consolidated financial statements or results of operations.

NOTE 10 - FAIR VALUE

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

Derivative financial instruments:  Derivative instruments are used to hedge residential mortgage loans held for sale and the related interest-rate lock commitments and include forward commitments to sell mortgage loans and mortgage-backed securities. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for interest rate lock commitments (Level 3).

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

NOTE 10 - FAIR VALUE (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option, are summarized below:

		Fair Value Measurement
		at March 31, 2010 Using
		(In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities (1)	$72,944	$72,944	$-	$-
Residential loans held for sale	49,705	-	49,705	-
Derivative assets	463	-	-	463
Financial Liabilities-Recurring
Derivative liabilities	37	-	-	37

Financial Assets-Non-Recurring
Impaired loans (2)	9,447	-	-	9,447
Other real estate owned (3)	4,073	-	4,073	-

(1) Excludes restricted stock.
(2) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3) Represents appraised value and realtor comparables less estimated selling expenses.

NOTE 10 - FAIR VALUE (continued)

Net Derivatives
(In Thousands)
Balance December 31, 2009	$645
Realized and unrealized gains (losses) included in earnings	(219)
Unrealized gains (losses) included in other comprehensive income	-
Purchases, Settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance March 31, 2010	$426

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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at March 31, 2010, measured at fair value under FASB ASC 825-10 and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$49,705	$733	$48,972

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

NOTE 10 - FAIR VALUE (continued)

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

At March 31, 2010 and December 31, 2009, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

NOTE 10 - FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term
investments	$18,997	$18,997	$31,221	$31,221
Securities available for sale	72,944	72,944	43,095	43,095
Restricted stock	4,743	4,743	4,743	4,743
Loans held for sale	48,972	49,705	74,606	76,232
Loans, net of allowance	461,205	456,854	479,063	475,865
Derivatives	463	463	492	492
Total financial assets	$607,324	$603,706	$633,220	$631,648

Financial liabilities:
Deposits	$460,200	$466,668	$466,645	$466,668
Short-term borrowings	52,923	52,970	64,249	64,258
Long-term borrowings	40,360	40,391	46,330	46,351
Subordinated debentures	6,186	6,246	6,186	6,248
Derivatives	37	37	353	353
Total financial liabilities	$559,706	$566,312	$583,763	$583,878

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period.

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

In addition, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the commercial and residential real estate markets have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or other actions taken by the federal government will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A – Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principles of accounting: (i) FASB ASC 450-10, Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) FASB ASC 310-10, Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, and management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity.  Such evaluation considers, among other factors, the estimated market value of the underlying collateral and current economic conditions.  For further information about our practices with respect to allowance for loan losses, please see the subsection “Allowance for Loan Losses” below.

Other-Than-Temporary Impairment of Investment Securities

The Bank’s securities portfolio is classified as available-for-sale.  At March 31, 2010 there are no non-agency mortgage-backed securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other-than-temporary.  Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  At March 31, 2010, there were no securities with other-than-temporary impairment.

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

Off-Balance Sheet Items

In the ordinary course of business, the Bank issues commitments to extend credit and, at March 31, 2010, these commitments amounted to $24.3 million.  These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

At March 31, 2010, the Bank had approximately $95.0 million in unfunded lines of credit and letters of credit.  These lines of credit, if drawn upon, would be funded from routine cash flows and short-term borrowings.

Off-Balance Sheet Items (continued)

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At March 31, 2010 and December 31, 2009 the balance in this account totaled $297 thousand.  The Mortgage Corporation maintains a similar reserve for standard representations and warranties issued in connection with loans sold. This reserve totaled $3.8 million at March 31, 2010 and $3.3 million at December 31, 2009.

FINANCIAL CONDITION (March 31, 2010 compared to December 31, 2009)

At March 31, 2010, the Corporation’s assets totaled $637.4 million, down $29.5 million from $666.9 million at December 31, 2009.  The decrease in total assets is primarily due to a $26.5 million decrease in loans held for sale and a corresponding $23.7 million decrease in borrowed funds and deposits.  Loans held for investment decreased $16.8 million and totaled $469.7 million at March 31, 2010 compared to $486.6 million at year end 2009. The decrease in loans held for investment coupled with a $10.6 million decrease in interest-bearing deposits at other banks was offset with a $29.8 million increase in securities available for sale.  Loan demand remained subdued during the first quarter despite indications that the economy is gradually improving.  We continue to focus on improving overall credit quality and reducing non-performing assets.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage-backed securities, taxable municipal securities, a CRA mutual fund and Federal Reserve Bank and Federal Home Loan Bank stock. At March 31, 2010 the securities portfolio totaled approximately $77.7 million, up from $47.8 million on December 31, 2009. The increase is due primarily to continued weak loan demand and the redeployment of capital. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.  The investment portfolio does not contain any non-agency mortgage backed securities.

Loans

The loans held for investment portfolio constitutes the largest component of earning assets and is comprised of commercial loans, real estate loans, construction loans, and consumer loans.  All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller.  The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”.  The majority of our loans held for investment are to businesses or individuals for a business purpose.  Furthermore, the majority of our loans are secured by real estate located in the Washington D.C. Metropolitan Area.  Loans decreased $16.8 million from December 31, 2009 to March 31, 2010.  The decrease is due to a decline in quality loan demand that meets stricter credit standards and more conservative loan-to-value requirements. See Note 5 of the accompanying notes to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio.  The following is a summary of the loans held for investment portfolio at March 31, 2010.

Commercial Loans: Commercial Loans represent 15.37% of the loans held for investment portfolio as of March 31, 2010.  These loans are generally made to businesses within our target market for business purposes.  Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business.  We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan.  To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Commercial Real Estate Loans: Also known as commercial mortgages, loans in this category represent 45.98% of the loans held for investment portfolio as of March 31, 2010.   These loans are generally to business entities and fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment.  Commercial real estate loans are secured by the subject property and underwritten to policy standards.  Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans comprise 8.5% of the loans held for investment portfolio as of March 31, 2010.  These loans generally fall into one of three categories:  first, loans to individuals or businesses that are ultimately used to acquire property and construct an owner occupied dwelling or commercial building; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings.  Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time.  The loans typically carry recourse to principal owners.   In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk.  To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Residential Real Estate Loans:  This category includes loans to consumers secured by first or second mortgages on one to four family residential properties and represents 29.85% of the loans held for investment portfolio as of March 31, 2010.  Of this amount, the following sub-categories exist as a percentage of the whole residential real estate loan portfolio:  home equity lines of credit, 15.00%; first trust mortgage loans, 70.75%; junior trust loans, 11.91%; and multi-family loans and loans secured by farmland, 2.34%.

Home equity lines of credit are extended to consumers in our target market.  Real estate equity is often the largest component of consumer wealth in our marketplace.  Once approved, this consumer finance tool allows the borrowers to access the equity in their homes or investment properties and use the proceeds for virtually any purpose.  Home equity lines of credit are most frequently secured by a second lien on residential property. The proceeds of first trust mortgage loans are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior trust loans are loans to consumers wherein the proceeds have been used for a stated consumer purpose.  Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods.  The loans are generally extended in a single disbursement and repaid over a specified period of time.

Loans in the residential real estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and Board of Directors and takes into consideration repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.

Consumer Loans:  Consumer Loans make up approximately 0.30% of the loans held for investment portfolio as of March 31, 2010.  Most loans are well secured with assets other than real estate, such as marketable securities or automobiles.  Very few consumer loans are unsecured.  As a matter of operation, management discourages unsecured lending.  Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Corporation to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit.  Loan proceeds are used for the purchase or refinance of the property securing the loan.  LHFS are closed by the Mortgage Corporation and carried on its books until the loan is purchased and delivered to an investor. Loans are sold to investors with servicing released generally within twenty to thirty days after the loan is funded.   In the three months ended March 31, 2010 we originated LHFS totaling $148.9 million, down from $439.1 million for the same period in 2009. The decrease is due to a decline in refinancing activity in 2010.  Loans are sold without recourse and subject to industry standard representations and warranties that the information in the loan file is accurate, complete, free of any misrepresentations, and that the loan documents are prepared correctly and properly executed.  In the event of a default by the borrower the investor may require the repurchase of any loan that the investor can prove misrepresentation or fraud. There is also a risk that loans originated may not be purchased by our investors.  The Mortgage Corporation attempts to manage these risks by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors and programs offered.  At March 31, 2010 LHFS at fair value totaled $49.7 million compared to $76.2 million at December 31, 2009.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender.  The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. For the first three months of 2010, $19.8 million in residential mortgage loans were originated under this type of delivery method, as compared to $8.4 million for the same period of 2009. Brokered loans accounted for 11.7% of the total loan volume for the first three months of 2010 compared to 1.9% for the same period of 2009.  We typically broker loans that do not conform to the products offered by the Mortgage Corporation and for this reason the level of brokered loans is subject to wide fluctuations.

Allowance for Loan Losses

The allowance for loan losses totaled approximately $9.3 million at March 31, 2010 compared to $9.1 million at year end 2009.  The allowance for loan losses is equivalent to approximately 1.97% of total loans held for investment at March 31, 2010. The level of the allowance for loan losses is determined by management through an ongoing detailed analysis of risk and loss potential within the portfolio as a whole and management has concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an internal audit program and bank regulators, and such reviews have not resulted in any material adjustment to the reserve.   The table below, Allocation of the Allowance for Loan Losses, reflects the allocation by the different loan types.  The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations of the allowance for loan losses, as discussed below.

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

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2010 and for the year ended December 31, 2009.

Allowance for Loan Losses

	Quarter ended March 31,2010	Year ended December 31,2009
	(In Thousands)
Allowance for loan losses-beginning of period	$9,127	$7,462
Loans Charged off:
Commercial	195	1,541
Commercial real estate	197	1,648
Real estate construction	-	1,247
Residential real estate	-	851
Consumer	-	23
Total Charge-offs	392	5,310
Recoveries:
Commercial	287	374
Commercial real estate	21	294
Real estate construction	-	66
Residential real estate	15	79
Consumer	-	98
Total Recoveries	323	911
Net Charge-offs	69	4,399
Provision for loan losses	198	6,064
Allowance for loan losses-end of period	$9,256	$9,127

The following table allocates the allowance for loan losses by loan classifications.

	March 31, 2010				December 31, 2009
	Amount	Percentage	Allowance for Loan Loss	Percentage	Amount	Percentage	Allowance for Loan Loss	Percentage
	(Dollars In Thousands)
Commercial	$72,193	15.37%	$1,521	16.43%	$72,628	48.16%	$1,589	17.41%
Commercial real estate	215,969	45.98	4,598	49.68	220,301	45.28	4,285	46.95
Real estate construction	39,910	8.50	571	6.17	41,508	8.53	549	6.02
Residential real estate	140,195	29.85	2,551	27.56	150,792	30.99	2,690	29.47
Consumer	1,461	0.30	15	0.16	1,335	0.27	14	0.15
	$469,728	100.00%	$9,256	100.00%	$486,564	100.00%	$9,127	100.00%

Non-performing Assets

At March 31, 2010 the Bank had non-performing assets totaling $13.5 million compared to $12.1 million at December 31, 2009.  The increase in non-performing assets is due to isolated credits previously on our watch list that have deteriorated largely due to economic conditions.  All non-performing assets are carried at the expected liquidation value of the underlying collateral.  Non-performing assets consist of non-accrual loans and other real estate owned. Non-accrual loans totaled approximately $9.4 million and other real estate owned totaled $4.1 million at March 31, 2010.  Subsequent to March 31, 2010 approximately $3.2 million in non-performing assets have been resolved or are in the process of being resolved.

The following table is a summary of our non-performing assets at March 31, 2010 and December 31, 2009.

Non-performing Assets and Accruing Loans Past Due 90 Days or More

(Dollars in thousands)	March 31, 2010	December 31, 2009
Non-accrual loans:
Commercial	$118	$208
Commercial real estate	6,762	3,631
Real estate construction	1,538	1,689
Residential real estate	1,029	1,504
Total non-accrual loans	9,447	7,032

Other real estate owned ("OREO")	4,073	5,111

Total non-performing assets	$13,520	$12,143

Restructured loans included in non-accrual loans	508	-

Ratio of non-performing assets to:
Total loans plus OREO	2.85%	2.47%

Total Assets	2.12	1.82

Accruing Past due loans:
90 or more days past due	$-	$-

Deposits

At March 31, 2010 deposits totaled $460.2 million compared to $466.6 million on December 31, 2009, a decrease of $6.4 million.  Savings and interest-bearing deposits increased $15.1 million from December 31, 2009 and totaled $154.1 million at March 31, 2010. Time deposits decreased $19.8 million from $257.9 million at December 31, 2009 to $238.1 million at March 31, 2010 as maturing wholesale and rate sensitive deposits were not renewed. Noninterest-bearing deposits decreased $1.7 million from $69.8 million at December 31, 2009 to $68.1 million at March 31, 2010. The decrease in noninterest-bearing deposits is largely due to fluctuations in balances of commercial accounts.

Shareholders’ Equity

Shareholders’ equity totaled approximately $69.2 million at March 31, 2010 compared to approximately $67.8 million at December 31, 2009. Shareholders’ equity increased by $1.4 million during the three month period ended March 31, 2010. The increase in shareholders’ equity is primarily due to $1.2 million in net income for the three months ended March 31, 2010 and the re-investment of dividends.

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

The following table outlines the regulatory components of capital and risk based capital ratios.

Risk Based Capital Analysis

	March 31,	December 31,
	2010	2009
	(In Thousands)
Tier 1 Capital:
Common stock	$8,864	$8,799
Capital surplus	18,931	18,552
Retained earnings	41,487	40,377
Less: Net unrealized loss on equity securities	-	(1)
Subordinated debentures	6,000	6,000
Less: Dissallowed servicing assets	(131)	(123)
Total Tier 1 capital	75,151	73,604

Subordinated debentures not included in Tier 1	-	-
Allowance for loan losses	6,556	6,861
Unrealized gain on available for sale equity securities	1	-
	6,557	6,861

Total risk based capital	$81,708	$80,465

Risk weighted assets	$521,449	$546,288

Quarterly average assets	$654,491	$685,754

Capital Ratios:
Tier 1 risk based capital ratio	14.41%	13.47%
Total risk based capital ratio	15.67%	14.73%
Leverage ratio	11.48%	10.73%

RESULTS OF OPERATIONS

Summary
Net income for the first quarter of 2010 totaled $1.2 million or $0.11 diluted earnings per share compared to net income of $2.7 million and $0.26 diluted earnings per share for the first quarter in 2009.  The decline in net income is due to an $8.5 million decrease in gains on sale of loans and $459 thousand in OREO expenses.   During the first quarter of 2009 our mortgage subsidiary originated $439.1 million in mortgage loans as a result of low interest rates and refinancing activity.  In 2010 the refinancing volume declined reducing mortgage loan originations to $148.9 million in the first quarter of 2010.

The banking segment experienced a net decrease in loans held for investment of $16.8 million due to the lack of quality loan demand reflecting the economic environment.  The lack of loan demand is attributable for a $29.8 million increase in investment securities.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income for the three months ended March 31, 2010 totaled $5.6 million compared to $5.7 million for the same period in 2009.  Net interest margin was 3.58% for the first quarter of 2010 compared with 3.24% for the first quarter of 2009. The increase in net interest margin is due to lower interest rates on deposits and borrowings. Average earning assets for the three month period ending March 31, 2010 totaled $624.1 million compared to $708.5 million for the same period in 2009.  The decrease in average earning assets is primarily due to a $45.3 million decrease in loans and a $25.1 million decrease in securities.  Interest-bearing deposits and borrowings were reduced on average $78.5 million as a result of the decrease in average earning assets.

The following table presents volume and rate analysis for the three months ended March 31, 2010, and 2009:

Volume and Rate Analysis

	Three Months Ended March 31,
	2010 compared to 2009
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$(630)	$(254)	$(376)
Loans	(795)	(702)	(93)
Interest-bearing deposits	5	(7)	12
Total increase (decrease) in interest income	(1,420)	(963)	(457)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	16	22	(6)
Money market deposit accounts	153	180	(27)
Savings accounts	(7)	(2)	(5)
Time deposits	(1,275)	(826)	(449)
Total interest-bearing deposits	(1,113)	(626)	(487)
FHLB Advances	(18)	(64)	46
Securities sold under agreements to repurchase	(10)	(3)	(7)
Other short-term borrowings	(23)	(20)	(3)
Long-term borrowings	(211)	(169)	(42)
FDIC term note	124	135	(11)
Subordinated debentures	(11)	-	(11)
Total increase (decrease) in interest expense	(1,262)	(747)	(515)

Increase (decrease) in net interest income	$(158)	$(216)	$58

The following tables present average balances, the yield on average earning assets and the rates on average interest-bearing liabilities for the three months ended March 31, 2010 and 2009.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Month Period Ended
	March 2010			March 2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$53,073	$350	2.64%	$78,135	$980	5.02%
Loans(2)	508,241	7,872	6.20%	553,531	8,667	6.26%
Interest-bearing balances	62,813	37	0.24%	76,785	32	0.17%
Total interest earning assets	624,127	8,259	5.29%	708,451	9,679	5.46%
Noninterest earning assets:
Cash and due from banks	7,205			5,470
Premises, land and equipment	8,731			13,620
Other assets	23,930			13,912
Less: allowance for loan losses	(9,371)			(7,695)
Total noninterest earning assets	30,495			25,307
Total Assets	$654,622			$733,758

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$23,484	$43	0.73%	$11,743	$27	0.92%
Money market deposit accounts	129,783	393	1.21%	71,197	240	1.35%
Savings accounts	4,135	10	0.97%	4,663	17	1.46%
Time deposits	243,516	1,522	2.50%	366,079	2,797	3.06%
Total interest-bearing deposits	400,918	1,968	1.96%	453,682	3,081	2.72%
FHLB Advances	17,708	203	4.59%	23,859	221	3.71%
Securities sold under agreements to repurchase and federal funds purchased	24,356	28	0.46%	26,695	38	0.57%
Other short-term borrowings	15,067	34	0.90%	24,038	57	0.95%
FHLB long-term borrowings	12,645	94	2.97%	34,623	305	3.52%
FDIC term note	29,997	295	3.93%	16,331	171	4.19%
Subordinated Debentures	6,186	52	3.36%	6,186	63	4.07%
Total interest-bearing liabilities	506,877	2,674	2.11%	585,414	3,936	2.69%
Noninterest-bearing liabilities:
Demand deposits	67,291			79,705
Other liabilities	11,068			8,346
Total liabilities	585,236			673,465
Shareholders' Equity	69,386			60,293
Total Liabilities and Shareholders' Equity:	$654,622			$733,758

Interest spread(3)			3.18%			2.78%

Net interest margin(4)		$5,585	3.58%		$5,743	3.24%

(1)Interest income and yields are presented on a fully taxable equivalent basis using 34% tax rate.
(2) Loans placed on non-accrual status are included in loan balances.
(3) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing.  The Mortgage Corporation provides the most significant contributions to noninterest income.  Total noninterest income was $6.0 million for the first quarter of 2010 compared to $15.2 million for the same period in 2009.  The decrease in noninterest income is primarily due to the decrease in gains on the sale of loans originated by the Mortgage Corporation. Mortgage loan volume dropped from $439.1 million in the first quarter 2009 to $148.9 million for the same period in 2010 as re-financing activity declined significantly.

Noninterest Expense

Noninterest expense totaled $9.5 million for the first quarter of 2010 compared to $14.9 million for the same period 2009. Salaries and employee benefits totaled $5.3 million for the first quarter of 2010, down from $7.5 million in the first quarter of 2009. The decrease is primarily due to reductions in commissions reflecting the decrease in mortgage loan originations. Other operating expenses totaled $3.6 million at March 31, 2010, down from $6.7 million at March 31, 2009. Advertising expense decreased $594 thousand, due to a decrease in direct mail marketing of mortgage loans. Management fees decreased $1.7 million reflecting the decline in mortgage loan production.  Management fees relate to the operation of certain Mortgage Corporation branches and fluctuate with the volume of loan production. The provision for losses on mortgage loans sold decreased $466 thousand and relates to potential expenses associated with standard representation and warranties on mortgage loans sold.  OREO expense increased $286 thousand and relates to expenses and valuation adjustments to OREO properties.

The table below provides the composition of other operating expenses.

	Three Months Ended March 31,
	2010	2009
	(In Thousands)

Advertising and promotional expense	$710	$1,304
Investor fees expense	179	430
Management fees expense	353	2,078
Provision for losses on mortgage loans sold	500	966
Business and franchise tax expense	114	112
Accounting and auditing expense	154	153
Regulatory Examination expense	44	39
Consulting fees expense	94	74
Credit report expense	87	102
Telephone expense	56	65
Data processing expense	146	134
FDIC insurance expense	143	167
OREO Expense	459	173
Other expenses	528	946
	$3,567	$6,743

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities.  Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding.  At March 31, 2010, overnight interest-bearing balances totaled $14.7 million compared to $25.3 at December 31, 2009.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings.  At March 31, 2010, the Bank had a line of credit with the Federal Home Loan Bank of Atlanta (the “FHLB”) totaling $200.6 million and had outstanding short-term loans of $10.0 million, and an additional $10.4 million in term loans at fixed rates ranging from 2.55% to 4.97% leaving $180.2 million available on the line.  In addition to the line of credit at the FHLB, the Bank and the Mortgage Corporation also issue repurchase agreements and commercial paper.

As of March 31, 2010, outstanding repurchase agreements totaled approximately $23.6 million and commercial paper issued and other short-term borrowings amounted to $19.4 million.  The interest rates on these instruments are variable and subject to change daily.  The Bank also maintains federal funds lines of credit with its correspondent banks and, at March 31, 2010, these lines totaled $20.0 million and were available as an additional funding source.  The Corporation also has $6.2 million in subordinated debentures to support the growth of the organization.

On February 11, 2009 the Bank issued $30.0 million in long term debt that is backed by the full faith and credit of the United States under the FDIC’s Temporary Liquidity Guarantee Program.  The note bears interest at 2.74% plus a 1% guarantee fee and matures February 15, 2012.  The proceeds were used to supplement traditional sources of liquidity and to provide funding for loans.

The following table presents the composition of borrowings at March 31, 2010 and December 31, 2009.

Borrowed Funds Distribution

	March 31,	December 31,
	2010	2009
	(Dollars In Thousands)
At Period End
FHLB advances	$10,000	$20,179
FHLB long-term borrowings	10,363	16,333
Securities sold under agreements to repurchase and federal funds purchased	23,566	26,804
Other short-term borrowings	19,357	17,267
Subordinated debentures	6,186	6,186
FDIC term note	29,997	29,997
Total at period end	$99,469	$116,766

	March 31,	December 31,
	2010	2009
	(Dollars In Thousands)
Average Balances
FHLB advances	$17,708	$23,676
FHLB long-term borrowings	12,645	24,026
Securities sold under agreements to repurchase and federal funds purchased	24,356	23,283
Other short-term borrowings	15,067	17,817
Subordinated debentures	6,186	6,186
FDIC term note	29,997	26,627
Total average balance	$105,959	$121,615

Average rate paid on all borrowed funds	3.28%	2.80%

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation’s market risk is composed primarily of interest rate risk.  The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates.  The simulation model projects net interest income based on various interest rate scenarios over a twelve month period.  The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of March31, 2010.  The table below reflects the outcome of these analyses at March 31, 2010, assuming budgeted growth in the balance sheet. According to the model run for the three month period ended March 31, 2010, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 0.06%.  Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment.  While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile as of March 31, 2010.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings	Hypothetical Percentage Change in Economic Value of Equity
3.00%	10.82%	8.92%
2.00%	5.11%	7.37%
1.00%	0.06%	5.23%

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

Changes in Internal Control over Financial Reporting

The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  No changes in the Corporation’s internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal  Proceedings.

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

Item 1A.  Risk Factors.

There have been no material changes in our risk factors from those disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details the Corporation’s purchases of its common stock during the first quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On April 22, 2008 the number of shares authorized for repurchase under the Share Repurchase Program was increased from 2,000,000 to 2,500,000 shares. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
January 1 - January 31, 2010	-	-	-	395,010
February 1 - February 28, 2010	8,700	5.88	8,700	386,310
March 1 - March 31, 2010	3,136	5.95	3,136	383,174
	11,836	$5.90	11,836	383,174

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5. Other Information.

                 None.

Item 6. Exhibits.

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

Access National Corporation
(Registrant)

Date: May 14, 2010	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: May14, 2010	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)