Form 10-Q
period 2010-06-30
ACCESS NATIONAL CORP
filed 2010-08-16
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of August 4, 2010 was 10,478,476 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets, June 30, 2010 and December 31, 2009 (Audited)	Page 2
	Consolidated Statements of Income, three months ended June 30, 2010 and 2009	Page 3
	Consolidated Statements of Income, six months ended June 30, 2010 and 2009	Page 4
	Consolidated Statements of Changes in Shareholders' Equity, six months ended June 30, 2010 and 2009	Page 5
	Consolidated Statements of Cash Flows, six months ended June 30, 2010 and 2009	Page 6
	Notes to Consolidated Financial Statements (Unaudited)	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 39
Item 4.	Controls and Procedures	Page 40

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 40
Item1A.	Risk Factors	Page 40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 41
Item 3.	Defaults Upon Senior Securities	Page 41
Item 4.	(Removed and Reserved)	Page 41
Item 5.	Other Information	Page 41
Item 6.	Exhibits	Page 42
	Signatures	Page 43

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$10,553	$5,965
Interest-bearing deposits in other banks and federal funds sold	75,567	25,256
Securities available for sale, at fair value	128,003	47,838
Loans held for sale, at fair value	66,156	76,232
Loans	468,883	486,564
Allowance for loan losses	(9,348)	(9,127)
Net loans	459,535	477,437
Premises and equipment	8,640	8,759
Accrued interest receivable	2,313	2,409
Other real estate owned	5,334	5,111
Other assets	34,469	17,872
Total assets	$790,570	$666,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$78,313	$69,782
Savings and interest-bearing deposits	177,360	138,988
Time deposits	352,391	257,875
Total deposits	608,064	466,645
Other liabilities
Short-term borrowings	57,589	64,249
Long-term borrowings	38,140	46,330
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	10,138	15,691
Total liabilities	$720,117	$599,101

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,497,271 shares at June 30, 2010 and 10,537,428 shares at December 31, 2009	$8,765	$8,799
Additional paid in captal	18,364	18,552
Retained earnings	43,060	40,377
Accumulated other comprehensive income (loss), net	264	50
Total shareholders' equity	70,453	67,778
Total liabilities and shareholders' equity	$790,570	$666,879

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Interest and Dividend Income
Interest and fees on loans	$7,977	$8,781
Interest on deposits in other banks	77	46
Interest and dividends on securities	604	861
Total interest and dividend income	8,658	9,688

Interest Expense
Interest on deposits	2,049	2,737
Interest on short-term borrowings	195	332
Interest on long-term borrowings	374	515
Interest on subordinated debentures	53	65
Total interest expense	2,671	3,649

Net interest income	5,987	6,039
Provision for loan losses	548	2,060
Net interest income after provision for loan losses	5,439	3,979

Noninterest Income
Service fees on deposit accounts	166	130
Gain on sale of loans	8,398	14,550
Mortgage broker fee income	394	189
Other income	(1,681)	3,183
Total noninterest income	7,277	18,052

Noninterest Expense
Salaries and employee benefits	5,364	7,929
Occupancy and equipment	646	648
Other operating expenses	4,032	8,972
Total noninterest expense	10,042	17,549

Income before income taxes	2,674	4,482

Income tax expense	996	1,712
NET INCOME	$1,678	$2,770

Earnings per common share:
Basic	$0.16	$0.27
Diluted	$0.16	$0.27

Average outstanding shares:
Basic	10,573,210	10,345,890
Diluted	10,592,125	10,403,850

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Interest and Dividend Income
Interest and fees on loans	$15,849	$17,448
Interest on deposits in other banks	114	78
Interest and dividends on securities	954	1,841
Total interest and dividend income	16,917	19,367

Interest Expense
Interest on deposits	4,017	5,818
Interest on short-term borrowings	460	648
Interest on long-term borrowings	763	991
Interest on subordinated debentures	105	128
Total interest expense	5,345	7,585

Net interest income	11,572	11,782
Provision for loan losses	746	3,429
Net interest income after provision for loan losses	10,826	8,353

Noninterest Income
Service fees on deposit accounts	326	264
Gain on sale of loans	13,638	28,339
Mortgage broker fee income	732	329
Other income	(1,396)	4,280
Total noninterest income	13,300	33,212

Noninterest Expense
Salaries and employee benefits	10,616	15,434
Occupancy and equipment	1,330	1,280
Other operating expenses	7,599	15,715
Total noninterest expense	19,545	32,429

Income before income taxes	4,581	9,136

Income tax expense	1,687	3,702
NET INCOME	$2,894	$5,434

Earnings per common share:
Basic	$0.27	$0.53
Diluted	$0.27	$0.52

Average outstanding shares:
Basic	10,572,614	10,306,638
Diluted	10,590,816	10,357,752

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share Data)
(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2009	$8,799	$18,552	$40,377	$50	$67,778
Comprehensive income:
Net income	-	-	2,894	-	2,894
Other comprehensive income, unrealized holding gains arising during the period (net of tax, $110)	-	-	-	214	214
Total comprehensive income					3,108
Stock option exercises (15,000 shares)	13	39	-	-	52
Dividend reinvestment plan (74,721 shares)	62	354	-	-	416
Repurchased under share repurchase program (129,878 shares)	(109)	(679)	-	-	(788)
Cash dividend	-	-	(211)	-	(211)
Stock-based compensation expense recognized in earnings	-	98	-	-	98

Balance, June 30, 2010	$8,765	$18,364	$43,060	$264	$70,453

Balance, December 31, 2008	$8,551	$17,410	$31,157	$827	$57,945

Comprehensive income:
Net income	-	-	5,434	-	5,434
Other comprehensive loss, unrealized holding losses arising during the period (net of tax, $201)	-	-	-	(390)	(390)
Total comprehensive income					5,044
Stock option exercises (148,452 shares)	124	377	-	-	501
Dividend reinvestment plan (74,550 shares)	62	290	-	-	352
Repurchased under share repurchase program (25,130 shares)	(21)	(95)	-	-	(116)
Cash dividend	-	-	(205)	-	(205)
Stock-based compensation expense recognized in earnings	-	98	-	-	98

Balance, June 30, 2009	$8,716	$18,080	$36,386	$437	$63,619

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$2,894	$5,434
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Provision for loan losses	746	3,429
Provision for losses on mortgage loans sold	1,100	2,724
Net gain/losses on sales and write-down of other real estate owned	210	525
Deferred tax benefit (expense)	34	(1,028)
Stock-based compensation	98	98
Valuation allowance on derivatives	(574)	27
Net amortization on securities	39	3
Depreciation and amortization	226	306
Changes in assets and liabilities:
Valuation of loans held for sale carried at fair value	(986)	(723)
Decrease (increase) in loans held for sale	11,063	(22,743)
(Increase) in other assets	(18,526)	(3,012)
(Decrease) increase in other liabilities	(6,653)	3,867
Net cash (used in) operating activities	(10,329)	(11,093)
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	45,027	42,489
Proceeds from sale of securities	20,163	-
Purchases of securities available for sale	(145,069)	(20,766)
Net increase (decrease) in loans	17,156	(22,546)
Proceeds from sales of other real estate owned	2,015	-
Purchases of premises and equipment	(104)	(34)
Net cash (used in) investing activities	(60,812)	(857)
Cash Flows from Financing Activities
Net increase in demand, interest bearing demand and savings deposits	46,903	70,190
Net increase (decrease) in time deposits	94,517	(10,685)
Increase (decrease) in securities sold under agreement to repurchase	909	(7,888)
Net (decrease) in other short-term borrowings	(7,569)	(35,081)
Net (decrease) increase in long-term borrowings	(8,190)	12,163
Proceeds from issuance of common stock	469	852
Repurchase of common stock	(788)	(116)
Dividends paid	(211)	(205)
Net cash provided by financing activities	126,040	29,230

Increase in cash and cash equivalents	54,899	17,280
Cash and Cash Equivalents
Beginning	31,221	22,482
Ending	$86,120	$39,762
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,380	$7,629
Cash payments for income taxes	$2,416	$3,550
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$325	$(590)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – COMMENCEMENT OF OPERATIONS

Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia.  The Corporation has two wholly-owned subsidiaries, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association, and Access Capital Trust II, which was formed for the purpose of issuing redeemable capital securities.  The Corporation does not have any significant operations and serves primarily as the parent company for the Bank.  The Corporation’s income is primarily derived from dividends received from the Bank. The amount of these dividends is determined by the Bank’s earnings and capital position.

The Corporation acquired all of the outstanding stock of the Bank in a statutory exchange transaction on June 15, 2002, pursuant to an Agreement and Plan of Reorganization between the Corporation and the Bank.

The Bank opened for business on December 1, 1999 and has three active wholly-owned subsidiaries: Access National Mortgage Corporation (the “Mortgage Corporation”), a Virginia corporation engaged in mortgage banking activities, Access Real Estate LLC, Access Real Estate LLC is a limited liability company established in July, 2003 for the purpose of holding title to the Corporation’s headquarters building, located at 1800 Robert Fulton Drive, Reston, Virginia and Access Capital Management LLC (“ACM”).   ACM became active in the second quarter of 2010 and provides a full range of wealth management services to individuals.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”).  The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  Such adjustments are all of a normal and recurring nature.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.   The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2009, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Accounting Standards Codification – In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP: authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative GAAP, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. FASB ASC 105-10, Generally Accepted Accounting Principles, became applicable beginning in the third quarter of 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.

NOTE 3 – STOCK-BASED COMPENSATION PLANS

During the first six months of 2010, the Corporation granted 103,500 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date.  Stock–based compensation expense recognized in other operating expense during the first six months of 2010 and 2009 was approximately $98 thousand. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

A summary of stock option activity under the Plan for the six months ended June 30, 2010 is presented as follows:

Six Months Ended
June 30, 2010

Expected life of options granted in years	3.15
Risk-free interest rate	1.39%
Expected volatility of stock	48%
Annual expected dividend yield	1%

Fair value of granted options	$214,552
Non-vested options	272,025

			Weighted Avg.
			Remaining
	Number of	Weighted Avg.	Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	in Years	Value

Outstanding at beginning of year	439,079	$6.44	1.56	$222,770
Granted	103,500	$5.97	3.15	$-
Exercised	(15,000)	$3.45	-	$-
Lapsed or canceled	(38,820)	$6.43	0.52	$-

Outstanding at June 30, 2010	488,759	$6.43	1.61	$179,517

Exercisable at June 30, 2010	216,734	$7.77	0.84	$-

Six Months Ended
June 30, 2009

Expected life of options granted in years	3.50
Risk-free interest rate	1.08%
Expected volatility of stock	47%
Annual expected dividend yield	1%

Fair value of granted options	$179,771
Non-vested options	248,275

			Weighted Avg.
			Remaining
	Number of	Weighted Avg.	Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	in Years	Value

Outstanding at beginning of year	589,617	$5.96	1.57	$284,885
Granted	104,250	$4.03	3.09	$-
Exercised	(148,452)	$3.36	0.01	$-
Lapsed or canceled	(42,586)	$7.03	0.92	$-

Outstanding at June 30, 2009	502,829	$6.23	1.85	$339,050

Exercisable at June 30, 2009	254,554	$6.20	1.49	$139,590

NOTE 4 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available for sale securities. Available for sale securities are carried at fair value with net unrealized gains or losses reported on an after tax basis as a component of cumulative other comprehensive income in shareholders’ equity. The fair value of securities is impacted by interest rates, credit spreads, market volatility and liquidity.

The following table provides the amortized costs and fair values of securities available for sale as of June 30, 2010 and December 31, 2009.

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
U.S. Government agencies	$120,155	$400	$-	$120,555
Mortgage backed securities	734	-	(28)	706
Municipals - taxable	470	7	-	477
CRA mutual fund	1,500	22	-	1,522
Restricted stock:
Federal Reserve Bank stock	894	-	-	894
FHLB stock	3,849	-	-	3,849
	$127,602	$429	$(28)	$128,003

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
U.S. Government agencies	$40,022	$144	$(12)	$40,154
Mortgage backed securities	808	-	(65)	743
Municipals - taxable	690	9	-	699
CRA mutual fund	1,500	-	(1)	1,499
Restricted stock:
Federal Reserve Bank stock	894	-	-	894
FHLB stock	3,849	-	-	3,849
	$47,763	$153	$(78)	$47,838

NOTE 4 – SECURITIES (continued)

The amortized cost and fair value of securities available for sale as of June 30, 2010 and December 31, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Government agencies
Due in one year or less	$5,060	$5,079	$5,125	$5,145
Due after one through five years	55,103	55,296	15,000	15,023
Due after five through ten years	54,992	55,179	19,896	19,986
Due after fifteen years	5,000	5,001
Municipals - taxable
Due after one through five years	470	477	690	699
Due after five through ten years	-	-	-	-
Mortgage backed securities
Due in one year or less	-	-	33	33
Due after one through five years	-	-	-	-
Due after fifteen years	734	706	776	710
CRA mutual fund	1,500	1,522	1,500	1,499
Restricted Stock:
Federal Reserve Bank stock	894	894	894	894
FHLB stock	3,849	3,849	3,849	3,849
Total	$127,602	$128,003	$47,763	$47,838

NOTE 4 – SECURITIES (continued)

Securities available for sale that have an unrealized loss position at June 30, 2010 and December 31, 2009 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
June 30, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:	(In Thousands)

Mortgage backed securities	$-	$-	$706	$(28)	$706	$(28)
Total	$-	$-	$706	$(28)	$706	$(28)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:	(In Thousands)

Mortgage backed securities	$-	$-	$710	$(65)	$710	$(65)
U.S. Government agencies	9,988	(12)	-	-	9,988	(12)
CRA mutual fund	-	-	1,499	(1)	1,499	(1)
Total	$9,988	$(12)	$2,209	$(66)	$12,197	$(78)

Management does not believe that any individual unrealized loss as of June 30, 2010 and December 31, 2009 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

NOTE 5 – LOANS

The following table presents the composition of the loans held for investment portfolio at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(In Thousands)

Commercial real estate	$215,391	$220,301
Residential real estate	141,389	150,792
Commercial	75,595	72,628
Real estate construction	35,085	41,508
Consumer	1,423	1,335
Total loans	468,883	486,564
Less allowance for loan losses	9,348	9,127
Net loans	$459,535	$477,437

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

Other includes the operations of the Corporation, Access Real Estate LLC and ACM. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to interest on subordinated debentures.  The primary source of income for Access Real Estate LLC is derived from rents received from the Bank and Mortgage Corporation.  ACM is in a start-up phase and its primary source of income is expected to be from fees.

NOTE 6 – SEGMENT REPORTING (continued)

The following table presents segment information as of and for the three months ended June 30, 2010 and 2009:

2010	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$8,414	$572	$7	$(335)	$8,658
Gain on sale of loans	84	8,314	-	-	8,398
Other revenues	795	(1,789)	293	(420)	(1,121)
Total revenues	9,293	7,097	300	(755)	15,935

Expenses:
Interest expense	2,564	281	160	(334)	2,671
Salaries and employee benefits	1,992	3,256	116	-	5,364
Other	2,151	2,986	510	(421)	5,226
Total operating expenses	6,707	6,523	786	(755)	13,261

Income (loss) before income taxes	$2,586	$574	$(486)	$-	$2,674

Total assets	$759,398	$70,444	$46,677	$(85,949)	$790,570

2009	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$9,231	$1,015	$9	$(567)	$9,688
Gain on sale of loans	-	14,550	-	-	14,550
Other revenues	1,240	2,228	288	(254)	3,502
Total revenues	10,471	17,793	297	(821)	27,740

Expenses:
Interest expense	3,547	492	177	(567)	3,649
Salaries and employee benefits	1,966	5,963	-	-	7,929
Other	4,388	7,045	501	(254)	11,680
Total operating expenses	9,901	13,500	678	(821)	23,258

Income (loss) before income taxes	$570	$4,293	$(381)	$-	$4,482

Total assets	$707,227	$112,126	$45,568	$(124,357)	$740,564

NOTE 6 – SEGMENT REPORTING (continued)

The following table presents segment information as of and for the six months ended June 30, 2010 and 2009:

2010	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$16,480	$961	$22	$(546)	$16,917
Gain on sale of loans	84	13,554	-	-	13,638
Other revenues	1,189	(1,273)	586	(840)	(338)
Total revenues	17,753	13,242	608	(1,386)	30,217

Expenses:
Interest expense	5,152	419	320	(546)	5,345
Salaries and employee benefits	4,369	6,131	116	-	10,616
Other	4,185	5,340	990	(840)	9,675
Total operating expenses	13,706	11,890	1,426	(1,386)	25,636

Income (loss) before income taxes	$4,047	$1,352	$(818)	$-	$4,581

Total assets	$759,398	$70,444	$46,677	$(85,949)	$790,570

2009	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$18,428	$1,930	$19	$(1,010)	$19,367
Gain on sale of loans	-	28,339	-	-	28,339
Other revenues	1,616	3,486	596	(825)	4,873
Total revenues	20,044	33,755	615	(1,835)	52,579

Expenses:
Interest expense	7,363	882	350	(1,010)	7,585
Salaries and employee benefits	3,814	11,620	-	-	15,434
Other	7,285	13,008	956	(825)	20,424
Total operating expenses	18,462	25,510	1,306	(1,835)	43,443

Income (loss) before income taxes	$1,582	$8,245	$(691)	$-	$9,136

Total assets	$707,227	$112,126	$45,568	$(124,357)	$740,564

NOTE 7 – EARNINGS PER SHARE

The following tables show the calculation of both basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2010 and 2009, respectively. The numerator of both the basic and diluted EPS is equivalent to net income.  The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	(In Thousands, Except for Share Data)

BASIC EARNINGS PER SHARE:
Net income	$1,678	$2,770
Weighted average shares outstanding	10,573,210	10,345,890

Basic earnings per share	$0.16	$0.27

DILUTED EARNINGS PER SHARE:
Net income	$1,678	$2,770
Weighted average shares outstanding	10,573,210	10,345,890
Stock options and warrants	18,915	57,960
Weighted average diluted shares outstanding	10,592,125	10,403,850

Diluted earnings per share	$0.16	$0.27

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	(In Thousands, Except for Share Data)

BASIC EARNINGS PER SHARE:
Net income	$2,894	$5,434
Weighted average shares outstanding	10,572,614	10,306,638

Basic earnings per share	$0.27	$0.53

DILUTED EARNINGS PER SHARE:
Net income	$2,894	$5,434
Weighted average shares outstanding	10,572,614	10,306,638
Stock options and warrants	18,202	51,114
Weighted average diluted shares outstanding	10,590,816	10,357,752

Diluted earnings per share	$0.27	$0.52

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

At June 30, 2010 and December 31, 2009, the Mortgage Corporation had derivative financial instruments with a notional value of $121.1 million and $103.0 million, respectively.   The fair value of these derivative instruments at June 30, 2010 and December 31, 2009 was $222 thousand and $139 thousand, respectively, and was included in other assets.

Included in other noninterest income for the six months ended June 30, 2010 and June 30, 2009 was a net loss of $2.2 million and a net gain of $213 thousand respectively, relating to derivative instruments.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In January 2010, the FASB issued an Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Corporation for interim and annual reporting periods beginning after December 15, 2009 and did not have a material effect on the Corporation’s consolidated financial condition and results of operations.

In March 2010, the FASB issued an update (ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives) impacting FASB ASC 815-15, Derivatives and Hedging-Embedded Derivatives. The amendments clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. This update became effective for the Corporation for the interim reporting period beginning after June 15, 2010 and did not have a material impact on the Corporation’s consolidated financial condition and results of operations.

In July 2010, the FASB issued an update (ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). The update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The amendments that require disclosures as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for the periods beginning on or after December 15, 2010. The Corporation is currently evaluating the impact of adopting the new guidance on its consolidated financial condition and results of operations.

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

The Corporation used the following methods to determine the fair value of each type of financial instrument:

Securities:  Fair values for investment securities are obtained from an independent pricing service. The prices are not adjusted. The independent pricing service uses industry-standard models to price U.S. Government agency obligations and mortgage backed securities that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. (Level 2).

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

Impaired loans:  The fair values of impaired loans are measured as the fair value of the loan’s collateral for collateral-dependent loans on a nonrecurring basis.  Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable.  The use of discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral. (Level 3).

Other real estate owned:  The fair value of other real estate owned, which consists of real estate that has been foreclosed, is recorded at the lower of fair value less selling expenses or the book balance prior to foreclosure.  Write downs are provided for subsequent declines in value and are recorded in other noninterest expense (Level 2).

NOTE 10 - FAIR VALUE (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option, are summarized below:

		Fair Value Measurement
		at June 30, 2010 Using
		(In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities (1)	$123,260	$-	$123,260	$-
Residential loans held for sale	66,156	-	66,156	-
Derivative assets	744	-	-	744
Financial Liabilities-Recurring
Derivative liabilities	522	-	-	522

Financial Assets-Non-Recurring
Impaired loans (2)	6,752	-	-	6,752
Other real estate owned (3)	5,334	-	5,334	-

(1)	Excludes restricted stock.
(2)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3)	Represents appraised value and realtor comparables less estimated selling expenses.

NOTE 10 - FAIR VALUE (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month period ended June 30, 2010.

Net Derivatives
(In Thousands)
Balance March 31, 2010	$427
Realized and unrealized gains (losses) included in earnings	(205)
Unrealized gains (losses) included in other comprehensive income	-
Purchases, Settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance June 30, 2010	$222

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the six month period ended June 30, 2010.

Net Derivatives
(In Thousands)
Balance December 31, 2009	$165
Realized and unrealized gains (losses) included in earnings	57
Unrealized gains (losses) included in other comprehensive income	-
Purchases, Settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance June 30, 2010	$222

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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at June 30, 2010, measured at fair value under FASB ASC 825-10 and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$66,156	$2,613	$63,543

The Corporation elected to account for residential loans held for sale at fair value to eliminate the mismatch in recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.

NOTE 10 - FAIR VALUE (continued)

The following methods and assumptions were used in estimating the fair value of financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents and accrued interest. The methodologies for other financial assets and financial liabilities are discussed below:

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

At June 30, 2010 and December 31, 2009, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:		(In Thousands)
Cash and short-term investments	$86,120	$86,120	$31,221	$31,221
Securities available for sale	123,260	123,260	43,096	43,096
Restricted stock	4,743	4,743	4,743	4,743
Loans held for sale	66,156	66,156	76,232	76,232
Loans, net of allowance	459,535	462,018	475,865	475,865
Derivatives	744	744	492	492
Total financial assets	$740,558	$743,041	$631,649	$631,649

Financial liabilities:
Deposits	$608,064	$607,098	$466,644	$466,668
Short-term borrowings	57,589	57,656	64,249	64,258
Long-term borrowings	38,140	39,042	46,330	46,351
Subordinated debentures	6,186	6,242	6,186	6,248
Derivatives	522	522	353	353
Total financial liabilities	$710,501	$710,560	$583,762	$583,878

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements.  For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements.  Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document.  Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.  Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: continued deterioration in general business and economic conditions and in the financial markets, the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), branch expansion plans, interest rates, monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond, the economy of Northern Virginia, including governmental spending and commercial and residential real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements.  Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

In addition, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the commercial and residential real estate markets have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or other actions taken by the federal government will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape due to the Dodd-Frank Act or otherwise. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A – Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and “Item 1A – Risk Factors” in this Quarterly Report on Form 10-Q.

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

Other-Than-Temporary Impairment of Investment Securities

The Bank’s securities portfolio is classified as available for sale.  At June 30, 2010 there were no non-agency mortgage-backed securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other-than-temporary.  Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  At June 30, 2010, there were no securities with other-than-temporary impairment.

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

Off-Balance Sheet Items

In the ordinary course of business, the Bank issues commitments to extend credit and, at June 30, 2010 and December 31, 2009, these commitments amounted to $33.3 million and $15.3 million respectively.  These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

At June 30, 2010 and December 31, 2009, the Bank had approximately $105.8 million and $125.6 million respectively, in unfunded lines of credit and letters of credit.  These lines of credit, if drawn upon, would be funded from routine cash flows and short-term borrowings.

Off-Balance Sheet Items (continued)

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At June 30, 2010 and December 31, 2009 the balance in this account totaled $297 thousand.  The Mortgage Corporation maintains a similar reserve, the Allowance for Losses on Loans Sold for potential liability under standard representations and warranties issued in connection with loans sold. This reserve totaled $3.6 million at June 30, 2010 and $3.3 million at December 31, 2009 and is included in other liabilities on the balance sheeet. During the first six months of 2010 the Mortgage Corporation charged $821 thousand to the Allowance for Losses on Loans Sold.

FINANCIAL CONDITION

Executive Summary

At June 30, 2010, the Corporation’s assets totaled $790.6 million, up from $666.9 million at December 31, 2009, an increase of $123.7 million.  Securities available for sale increased from $47.8 million at December 31, 2009 to $128.0 at June 30, 2010.  The increase in securities is attributable to the increase in deposits.  Loans totaled $468.9 million at June 30, 2010 compared to $486.6 million at year end 2009, a decrease of $17.7 million. While real estate related loan demand remains soft, we have seen an increase in commercial loans to local operating businesses.  At June 30, 2010, loans secured by real estate collateral comprised 83.6% of our total loan portfolio, with loans secured by commercial real estate contributing 45.9% of our total loan portfolio, loans secured by residential real estate contributing 30.2% and construction loans contributing 7.5%.  Loans held for sale totaled $66.2 million, compared to $76.2 million at December 31, 2009, a decrease of $10.0 million.  Loans held for sale fluctuates with the volume of loans originated during any given month, as the loans are sold and not carried on our books for longer than 30 days.   Total deposits increased $141.5 million to $608.1 million at June 30, 2010, compared to $466.6 million at December 31, 2009.

Net income for the second quarter of 2010 totaled $1.7 million compared to $1.2 million recorded in the first quarter.  This represents the 40th consecutive quarterly profit over the Corporation’s 10.5 year history.  Earnings per diluted share were $0.16 for the quarter ended June 30, 2010, compared to $0.11 per diluted share in the first quarter of 2010.  Net income for the six months ended June 30, 2010 totaled $2.9 million or $0.27 per diluted share, compared to net income of $5.4 million or $0.52 per diluted share for the first six months of 2009.  The decrease in earnings is primarily due to a $14.7 million decrease in gains on the sale of loans as a result of a 64.8% decrease in mortgage loan originations.

Non-performing assets (“NPAs”) totaled approximately $12.1 million or 1.53% of total assets at June 30, 2010 down from $13.5 million or 2.12% of total assets at March 31, 2010.  NPAs are comprised of $6.8 million in non-accrual loans and $5.3 million in other real estate owned.  Subsequent to June 30, 2010, other real estate owned has been reduced to $4.7 million from the sale of two properties.   Senior lending officers meet on a bi-weekly basis to review the status of non-performing assets and to develop action plans designed to minimize any future losses. At times, these action plans included loan re-structuring, foreclosure and legal actions.  The Corporation also believes that management of non-performing loans will continue to be important in the remainder of 2010, and intends to continue its bi-weekly meetings to hone, apply and monitor action plans for handling such assets.

The economy continues to show mixed signs of improvement; however, loan demand remains weak.  Inflation remains under control as evidenced by the seasonally adjusted monthly Consumer Price Index which was down in June for the third consecutive month, falling 0.1% following a decline of 0.2% in May, but up 1.1% from June 2009.  This low rate of inflation permits the Federal Reserve to maintain low interest rates which in turn will keep mortgage rates low.  Privately-owned housing starts in June were at a seasonally adjusted annual rate of 549,000 which is 5.0% below the revised May estimate of 578,000 and is 5.8% below the June 2009 rate of 583,000. The unemployment rate in Fairfax County as of June 30, 2010 was 5.1% compared to 5.2% for the same period in 2009.

The Corporation is well positioned with strong liquidity reserves for quality lending and investment opportunities.

Earning Assets

Earning assets are comprised of securities, loans, loans held for sale, and interest earning balances held at the Federal Reserve and Federal Home Loan Bank.  Earning assets totaled $738.2 million at June 30, 2010, up from $635.8 million at December 31, 2009.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage-backed securities, taxable municipal securities, a CRA mutual fund and Federal Reserve Bank and Federal Home Loan Bank stock.

At June 30, 2010 the fair value of the securities portfolio totaled approximately $128.0 million, up from $47.8 million on December 31, 2009. The increase is primarily due to weak loan demand and growth in deposits. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.  The investment portfolio does not contain any non-agency mortgage backed securities.

Loans

The loans portfolio constitutes the largest component of earning assets and is comprised of commercial real estate loans, residential real estate, commercial loans, real estate construction loans, and consumer loans.  All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller.  The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”.   Loans totaled $468.9 million at June 30, 2010 compared to $486.6 million at December 31, 2009, a decrease of $17.7 million. Commercial real estate loans decreased $4.9 million, residential real estate loans decreased $9.4 million and real estate construction loans decreased $6.4 million.  Commercial loans increased approximately $3.0 million. The decrease in loans reflects weak loan demand as a result of current economic conditions and our conservative underwriting standards.  See Note 5 of the accompanying notes to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio.  The following is a summary of the loans portfolio at June 30, 2010.

Commercial Real Estate Loans: This category of loans represents the largest segment of the loan portfolio and comprised 45.94% of the loans held for investment as of June 30, 2010.  These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment.  Commercial real estate loans are secured by the subject property and underwritten to policy standards.  Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans:  This category represents the second largest segment of the loans held for investment and includes loans secured by first or second mortgages on one to four family residential properties. This segment comprised 30.15% of the loans held for investment portfolio as of June 30, 2010.  Of this amount, the following sub-categories exist as a percentage of the whole residential real estate loan portfolio:  home equity lines of credit, 14.40%; first trust mortgage loans, 69.75%; junior trust loans, 13.07%; and multi-family loans and loans secured by farmland, 2.78%.

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

Loans in the residential real estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment source and capacity, value of the underlying property, credit history, savings pattern and stability.

Commercial Loans: Commercial Loans represent 16.12% of the loans held for investment portfolio as of June 30, 2010.  These loans are made to businesses or individuals within our target market for business purposes.  Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business.  We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan.  To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans, comprise 7.48% of the loans held for investment portfolio as of June 30, 2010.  These loans generally fall into one of three categories:  first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings.  Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time.  The loans typically carry recourse to principal owners.   In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk.  To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans:  Consumer Loans make up approximately 0.31% of the loans held for investment portfolio as of June 30, 2010.  Most loans are well secured with assets other than real estate, such as marketable securities or automobiles.  Very few consumer loans are unsecured.  As a matter of operation, management discourages unsecured lending.  Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Corporation to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit.  Loan proceeds are used for the purchase or refinance of the property securing the loan.  Loans are sold with the servicing released to the investor.  The LHFS loans are closed by the Mortgage Corporation and held on average fifteen to thirty days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Mortgage Corporation is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration.  In certain circumstances, the Bank will purchase adjustable rate mortgage loans in the Bank’s market area directly from the Mortgage Corporation to supplement loan growth in the Bank’s portfolio.  These circumstances are infrequent and totaled $40 thousand in the first six months of 2010. Loans that are held in the Bank’s portfolio resulting from the Mortgage Corporation’s inability to sell the loan to a third party total less than $800 thousand.  In the six months ended June 30, 2010 we originated $329.3 million of loans processed in this manner.  Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase, by the Mortgage Corporation, of loans previously sold.  The repurchase risks associated with this activity center around early payment defaults and borrower fraud. There is also a risk that loans originated may not be purchased by our investors.  The Mortgage Corporation attempts to manage these risks by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors and programs offered.  At June 30, 2010, LHFS at fair value totaled $66.2 million compared to $76.2 million at December 31, 2009.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender.  The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. During the first six months of 2010, $39.1 million in residential mortgage loans were originated under this type of delivery method, as compared to $16.9 million for the same period of 2009. Brokered loans accounted for 10.6% of the total loan volume for the first six months of 2010 compared to 1.8% for the same period of 2009.  We broker loans that do not conform to the products offered by the Mortgage Corporation.  Fluctuations in demand for certain loan products makes brokered loans subject to wide fluctuations.

Allowance for Loan Losses

The allowance for loan losses totaled approximately $9.3 million at June 30, 2010 compared to $9.1 million at year end 2009.  The allowance for loan losses is equivalent to approximately 2.0% of total consolidated loans held for investment at June 30, 2010. The level of the allowance for loan losses is determined by management through an ongoing detailed analysis of historical loss rates and risk characteristics within the portfolio as a whole and management has concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an internal audit program and bank regulators, and such reviews have not resulted in any material adjustment to the reserve.   The table below, Allocation of the Allowance for Loan Losses, reflects the allocation by the different loan types.  The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations on pools of loans, as discussed below.

The Bank has developed a comprehensive risk weighting system based on individual loan characteristics that enables the Bank to allocate the composition of the allowance for loan losses by types of loans.  The methodology as to how the allowance was derived is detailed below. Adequacy of the allowance is assessed monthly and increased by provisions for loan losses charged to expense. Charge-offs are taken, no less frequently than at the close of each fiscal quarter. The methodology by which we systematically determine the amount of our allowance is set forth by the Board of Directors in our Credit Policy, pursuant to which our Chief Credit Officer is charged with ensuring that each loan is individually evaluated and the portfolio characteristics are evaluated to arrive at an appropriate aggregate reserve.  The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly.   The following elements are considered in this analysis:  loss estimates on specific problem credits, individual loan risk ratings, lending staff changes, loan review and board oversight, loan policies and procedures, portfolio trends with respect to volume, delinquency, composition/concentrations of credit, risk rating migration, levels of classified credit, off-balance sheet credit exposure, and any other factors considered relevant from time to time. All loans are graded or “Risk Rated” individually for loss potential at the time of origination and periodically confirmed, but no less frequently than quarterly.  Loss potential factors are applied based upon a blend of the following criteria:  our own direct experience at this Bank; our collective management experience in administering similar loan portfolios in the market; and peer data contained in statistical releases issued by both the Comptroller and the Federal Deposit Insurance Corporation (“FDIC”).  The Bank’s historical loss experience is the most heavily weighted criterion, and the weighting is subjective and varies by loan type, amount, collateral, structure, and repayment terms.  Prevailing economic conditions generally and within each individual borrower’s business sector are considered, as well as any changes in the borrower’s own financial position and, in the case of commercial loans, management structure and business operations.  When deterioration develops in an individual credit, the loan is placed on a “watch list” and is monitored more closely.  All loans on the watch list are evaluated for specific loss potential based upon either an evaluation of the liquidated value of the collateral or discounted cash flows.  If management believes that, with respect to a specific loan, an impaired source of repayment, collateral impairment or a change in a debtor’s financial  condition presents a heightened risk of loss, the loan is classified as impaired and the book balance of the loan is reduced  to the expected liquidation value by charging the allowance for loan losses.

The following is a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2010 and for the year ended December 31, 2009.

Changes in the Allowance for Loan Losses

	Three months ended June 30,		Six months ended June 30,		Year ended
	2010	2009	2010	2009	December 31,2009
	(Dollars In Thousands)
Allowance for loan losses-beginning of period	$9,256	$7,641	$9,127	$7,462	$7,462
Loans charged-off:
Commercial	-	674	195	1,142	1,541
Commercial real estate	427	887	624	1,111	1,648
Real estate construction	9	93	9	93	1,247
Residential real estate	146	212	147	694	851
Consumer	-	-	-	22	23
Total charge-offs	582	1,866	975	3,062	5,310
Recoveries:
Commercial	92	8	378	8	374
Commercial real estate	24	159	46	159	294
Real estate construction	5	66	5	66	66
Residential real estate	5	9	20	15	79
Consumer	-	-	-	-	98
Total recoveries	126	242	449	248	911
Net charge-offs	456	1,624	525	2,814	4,399
Provision for loan losses	548	2,060	746	3,429	6,064
Allowance for loan losses-end of period	$9,348	$8,077	$9,348	$8,077	$9,127

The following table allocates the allowance for loan losses by loan classifications.

Allocation of the Allowance for Loan Losses
	June 30, 2010				December 31, 2009
	Amount	Percentage	Allowance for Loan Loss	Percentage	Amount	Percentage	Allowance for Loan Loss	Percentage
	(Dollars In Thousands)
Commercial	$75,595	16.12%	$1,225	13.10%	$72,628	14.93%	$1,589	17.41%
Commercial real estate	215,391	45.94	4,980	53.27	220,301	45.28	4,285	46.95
Real estate construction	35,085	7.48	925	9.90	41,508	8.53	549	6.02
Residential real estate	141,389	30.15	2,201	23.55	150,792	30.99	2,690	29.47
Consumer	1,423	0.31	17	0.18	1,335	0.27	14	0.15
	$468,883	100.00%	$9,348	100.00%	$486,564	100.00%	$9,127	100.00%

Non-performing Assets

At June 30, 2010 and December 31, 2009, the Bank had non-performing assets totaling $12.1 million.  All non-performing assets are carried at the expected liquidation value of the underlying collateral.  Non-performing assets consist of non-accrual loans and other real estate owned. Non-accrual loans totaled approximately $6.8 million at June 30, 2010 and are comprised of two commercial loans totaling approximately $87 thousand, three commercial real estate loans totaling approximately $4.2 million, two construction loans totaling $1.5 million, and two residential real estate loans in the amount of $961 thousand. Other real estate owned totaled $5.3 million and consists of five commercial properties totaling $4.0 million and two residential properties totaling $1.3 million.

The following table is a summary of our non-performing assets at June 30, 2010 and December 31, 2009.

Non-performing Assets and Accruing Loans Past Due 90 Days or More

(Dollars in Thousands)	June 30, 2010	December 31, 2009
Non-accrual loans:
Commercial	$87	$208
Commercial real estate	4,175	3,631
Real estate construction	1,529	1,689
Residential real estate	961	1,504
Consumer	-	-
Total non-accrual loans	6,752	7,032

Other real estate owned ("OREO")	5,334	5,111

Total non-performing assets	$12,086	$12,143

Restructured loans included in non-accrual loans	484	-

Ratio of non-performing assets to:
Total loans plus OREO	2.55%	2.47%

Total Assets	1.53%	1.82

Accruing past due loans:	$-	$-
90 or more days past due

Deposits

Deposits are the primary sources of funding loan growth.  At June 30, 2010, deposits totaled $608.1 million compared to $466.6 million on December 31, 2009, an increase of $141.5 million.  Savings and interest-bearing deposits increased $38.4 million from December 31, 2009 and totaled $177.4 million at June 30, 2010. Time deposits increased $94.5 million from $257.9 million at December 31, 2009 to $352.4 million at June 30, 2010.  Noninterest-bearing deposits increased $8.5 million from $69.8 million at December 31, 2009 to $78.3 million at June 30, 2010. The growth in savings and time deposits is largely due to an increase in deposits from municipalities.

Shareholders’ Equity

Shareholders’ equity totaled approximately $70.5 million at June 30, 2010 compared to $67.8 million at December 31, 2009. The increase in shareholders’ equity is due to retained earnings net of dividends paid and share repurchases activity.

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

The following table outlines the regulatory components of capital and risk based capital ratios.

	June 30,	December 31,
	2010	2009
	(In Thousands)
Tier 1 Capital:
Common stock	$8,765	$8,799
Capital surplus	18,364	18,552
Retained earnings	43,060	40,376
Less: Net unrealized loss on equity securities	-	-
Subordinated debentures	6,000	6,000
Less: Dissallowed servicing assets	(150)	(123)
Total Tier 1 capital	76,039	73,604

Subordinated debentures not included in Tier 1	-	-
Allowance for loan losses	7,041	6,861
Unrealized gain on available for sale equity securities	10	-
	7,051	6,861

Total risk based capital	$83,090	$80,465

Risk weighted assets	$560,707	$546,288

Quarterly average assets	$798,038	$685,754
			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	13.56%	13.47%	4.00%
Total risk based capital ratio	14.82%	14.73%	8.00%
Leverage ratio	9.53%	10.73%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2010 totaled $1.7 million or $0.16 diluted earnings per share. This compares with $1.2 million or $0.11 diluted earnings per share for the first quarter in 2010 and $2.8 million or $0.27 diluted earnings per share for the second quarter of 2009. Net income for the six months ended June 30, 2010 totaled $2.9 million or $0.27 diluted earnings per share, down from $5.4 million or $0.52 diluted earnings per share for the six months ended June 30, 2009. The decrease in 2010 earnings is due to a $14.7 decrease in gains on the sale of loans as a result of a 64.8% decrease in mortgage loan originations. Annualized return on average assets and average common equity for the six months ended June 30, 2010 were 0.80% and 8.26%, respectively, compared to 1.48% and 17.42%, respectively, for the same period in 2009.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income for the three months ended June 30, 2010 and June 30, 2009 totaled $6.0 million. Net interest margin was 3.17% for the second quarter of 2010 compared with 3.41% for the second quarter of 2009. The decrease in net interest margin is due in part to the increase in interest bearing balances at lower interest rates. Average earning assets for the three month period ending June 30, 2010 totaled $756.8 million compared to $707.4 million for the same period in 2009, an increase of $49.4 million.  The increase in average earning assets is primarily due to a $41.9 million increase in investment securities and a $69.8 million increase in interest-bearing balances.

Net interest income for the six months ended June 30, 2010 totaled $11.6 million, compared to $11.8 million recorded for the same period in 2009. Net interest margin was 3.35% for the six month period ended June 30, 2010 compared to 3.33% for the same period in 2009.  Average earning assets for the six month period ended June 30, 2010 totaled $690.8 million down from $707.9 million for the same period in 2009, a decrease of $17.1 million.  The decrease in average earning assets is primarily due to a $38.7 million decrease in average loans held for sale and a $15.1 million decrease in loans held for investment, partially offset by a $28.1 million increase in interest-bearing balances, an $8.6 million increase in investment securities. The volume rate analysis table below reflects the changes in net interest income due to changes in volume and rates.

The following table presents volume and rate analysis for the three months ended June 30, 2010 and 2009:

Volume and Rate Analysis

	Three Months Ended June 30,
	2010 compared to 2009
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$(257)	$359	$(616)
Loans held for sale	$(443)	$(482)	$39
Loans	(361)	(383)	22
Interest-bearing deposits	31	44	(13)
Total increase (decrease) in interest income	(1,030)	(462)	(568)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(36)	8	(44)
Money market deposit accounts	(2)	149	(151)
Savings accounts	(6)	(1)	(5)
Time deposits	(644)	218	(862)
Total interest-bearing deposits	(688)	374	(1,062)
FHLB Advances	(157)	(137)	(20)
Securities sold under agreements to repurchase	2	1	1
Other short-term borrowings	17	16	1
Long-term borrowings	(140)	(138)	(2)
FDIC term note	-	-	-
Subordinated debentures	(13)	-	(13)
Total increase (decrease) in interest expense	(979)	116	(1,095)

The following table presents volume and rate analysis for the six months ended June 30, 2010 and 2009:

Volume and Rate Analysis

	Six Months Ended June 30,
	2010 compared to 2009
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$(887)	$191	$(1,078)
Loans held for sale	$(969)	$(972)	$3
Loans	(630)	(477)	(153)
Interest-bearing deposits	36	33	3
Total increase (decrease) in interest income	(2,450)	(1,225)	(1,225)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(20)	33	(53)
Money market deposit accounts	150	327	(177)
Savings accounts	(13)	(3)	(10)
Time deposits	(1,918)	(581)	(1,337)
Total interest-bearing deposits	(1,801)	(224)	(1,577)
FHLB Advances	(175)	(216)	41
Securities sold under agreements to repurchase	(8)	(2)	(6)
Other short-term borrowings	(5)	(5)	-
Long-term borrowings	(351)	(305)	(46)
FDIC term note	123	134	(11)
Subordinated debentures	(23)	-	(23)
Total increase (decrease) in interest expense	(2,240)	(618)	(1,622)

The following tables present average balances, the yield on average earning assets and the rates on average interest-bearing liabilities for the three months and six months ended June 30, 2010 and 2009.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
Three Months Ended

	June 30, 2010			June 30, 2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$113,784	$604	2.12%	$71,915	$861	4.79%
Loans held for sale	44,984	572	5.09%	83,011	1,015	4.89%
Loans(1)	469,122	7,405	6.31%	493,395	7,766	6.30%
Interest-bearing balances and federal funds sold	128,864	77	0.24%	59,112	46	0.31%
Total interest earning assets	756,754	8,658	4.58%	707,433	9,688	5.48%
Noninterest earning assets:
Cash and due from banks	8,885			6,842
Premises, land and equipment	8,674			9,057
Other assets	32,781			21,681
Less: allowance for loan losses	(9,056)			(7,806)
Total noninterest earning assets	41,284			29,774
Total Assets	$798,038			$737,207

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$37,501	$60	0.64%	$34,348	$96	1.12%
Money market deposit accounts	132,409	391	1.18%	90,225	393	1.74%
Savings accounts	3,942	9	0.91%	4,298	15	1.40%
Time deposits	357,590	1,589	1.78%	323,216	2,233	2.76%
Total interest-bearing deposits	531,442	2,049	1.54%	452,087	2,737	2.42%
Borrowings:
FHLB Advances	11,662	111	3.81%	26,054	267	4.10%
Securities sold under agreements to repurchase and federal funds purchased	25,307	30	0.47%	24,252	28	0.46%
Other short-term borrowings	22,703	54	0.95%	15,923	37	0.93%
FHLB Long-term borrowings	8,681	77	3.55%	24,224	217	3.58%
Senior unsecured term note	29,997	297	3.96%	29,996	297	3.96%
Subordinated debentures	6,186	53	3.43%	6,186	66	4.27%
Total borrowings	104,536	622	2.38%	126,635	912	2.88%
Total interest-bearing deposits and liabilities	635,978	2,671	1.68%	578,722	3,649	2.52%
Noninterest-bearing liabilities:
Demand deposits	73,409			83,854
Other liabilities	18,539			10,493
Total liabilities	727,926			673,069
Shareholders' Equity	70,112			64,138
Total Liabilities and Shareholders' Equity:	$798,038			$737,207

Interest Spread(2)			2.90%			2.96%

Net Interest Margin(3)		$5,987	3.16%		$6,039	3.41%

(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
Six Months
Ended June 30,

	June 30, 2010			June 30, 2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$83,596	$954	2.28%	$74,999	$1,841	4.91%
Loans held for sale	38,293	961	5.02%	77,008	1,930	5.01%
Loans(1)	472,897	14,888	6.30%	488,024	15,518	6.36%
Interest-bearing balances and federal funds sold	96,021	114	0.24%	67,909	78	0.23%
Total interest earning assets	690,807	16,917	4.90%	707,940	19,367	5.47%
Noninterest earning assets:
Cash and due from banks	8,157			6,159
Premises, land and equipment	8,702			9,111
Other assets	26,981			21,336
Less: allowance for loan losses	(9,213)			(7,751)
Total noninterest earning assets	34,627			28,855
Total Assets	$725,434			$736,795

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$30,531	$103	0.67%	$23,108	$123	1.06%
Money market deposit accounts	131,103	784	1.20%	80,763	634	1.57%
Savings accounts	4,038	19	0.94%	4,480	32	1.43%
Time deposits	300,868	3,111	2.07%	344,529	5,029	2.92%
Total interest-bearing deposits	466,540	4,017	1.72%	452,880	5,818	2.57%
Borrowings:
FHLB advances	14,668	313	4.27%	24,963	488	3.91%
Securities sold under agreements to repurchase and federal funds purchased	24,834	58	0.47%	25,466	66	0.52%
Other short-term borrowings	18,906	89	0.94%	19,958	94	0.94%
FHLB long-term borrowings	10,652	171	3.21%	29,395	522	3.55%
Senior unsecured term note	29,997	592	3.95%	23,201	469	4.04%
Subordinated debentures	6,186	105	3.39%	6,186	128	4.14%
Total borrowings	105,243	1,328	2.52%	129,169	1,767	2.74%
Total interest-bearing deposits and liabilities	571,783	5,345	1.87%	582,049	7,585	2.61%
Noninterest-bearing liabilities:
Demand deposits	69,970			83,094
Other liabilities	13,583			9,269
Total liabilities	83,553			674,412
Shareholders' Equity	70,098			62,383
Total Liabilities and Shareholders' Equity:	$725,434			$736,795

Interest Spread(2)			3.03%			2.86%

Net Interest Margin(3)		$11,572	3.35%		$11,782	3.33%

(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing.  The Mortgage Corporation provides the most significant contributions to non interest income.  Total noninterest income was $7.3 million for the second quarter of 2010 compared to $18.1 million for the same period in 2009. Noninterest income totaled $13.3 million for the six month period ended June 30, 2010, compared to $33.2 million for the same period in 2009.  Gains on the sale of loans originated by the Mortgage Corporation is the largest component of non interest income. Gains on the sale of loans totaled $8.4 million and $13.6 million for the three and six month periods ended June 30, 2010, down from $14.6 million and $28.3 for the same periods of 2009. The decrease in gains on the sale of loans is due to a decline in the volume of mortgage loans originated.  During the six months ended June 30, 2010, the Mortgage Corporation originated $329.3 million in mortgage loans, down from $936.6 million for the same period in 2009.

For the six months ended June 30, 2010 other income decreased $5.7 million compared to June 30 2009 as a result $3.2 million loss on hedging activities associated with loans held for sale and a $2.0 million decrease in mortgage loan settlement fees due to the decrease in loan originations.

Noninterest Expense

Noninterest expense totaled $10.0 million and $19.5 million for the three and six months ended June 30, 2010, compared to $17.5 million and $32.4 million and for the same period in 2009. Salaries and employee benefits totaled $5.4 million and $10.6 million for the three and six months ended June 30, 2010, down from $7.9 million and $15.4 million for the same period last year.  The decrease is primarily due to lower commissions related to the decrease in mortgage loan originations. Other operating expenses totaled $4.0 million and $7.6 million for the three and six months ended June 30, 2010, compared to $9.0 million and $15.7 million for the same period in 2009. Advertising expense decreased $1.5 million for the six months ended June 30, 2010 compared to the same period in 2009.  Management fees decreased $3.3 million for the six months ended June 30, 2010 compared to the same period in 2009.  Management fees relate to the operation of certain Mortgage Corporation branches and fluctuate with the volume of loan production. The provision for losses on loans sold decreased $1.6 million for the six months ended June 30, 2010 compared to the same period in 2009. This provision relates to potential expenses associated with liability under standard representation and warranties on mortgage loans sold.

The table below provides the composition of other operating expenses.

	Six Months Ended June 30,
	2010	2009
	(In Thousands)

Advertising and promotional expense	$1,330	$2,877
Provision for losses on loans sold	1,100	2,724
Management fees expense	1,038	4,371
OREO Expense	676	696
Investor fees expense	374	902
Accounting and auditing expense	307	307
Data processing expense	264	247
Business and franchise tax expense	229	224
Loan and collection expense	204	164
Credit report expense	184	265
Consulting fees expense	184	178
Telephone expense	105	46
FDIC insurance expense	137	707
Other	1,467	2,007
	$7,599	$15,715

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities.  Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding.  At June 30, 2010, overnight interest-bearing balances totaled $75.6 million compared to $25.3 million at December 31, 2009.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings.  At June 30, 2010, the Bank had a line of credit with the FHLB totaling $190.9 million and had outstanding short-term loans of $11.3 million, and an additional $8.1 million in term loans at fixed rates ranging from 2.55% to 4.97% leaving $171.5 million available on the line.  In addition to the line of credit at the Federal Home Loan Bank (the “FHLB”), the Bank and the Mortgage Corporation also issue repurchase agreements and commercial paper.

As of June 30, 2010, outstanding repurchase agreements totaled approximately $27.7 million and commercial paper issued and other short-term borrowings amounted to $18.6 million.  The interest rates on these instruments are variable and subject to change daily.  The Bank also maintains federal funds lines of credit with its correspondent banks and, at June 30, 2010, these lines totaled $21.9 million and were available as an additional funding source.  The Corporation also has $6.2 million in subordinated debentures to support the growth of the organization.

On February 11, 2009 the Bank issued $30.0 million in long term debt that is backed by the full faith and credit of the United States under the FDIC’s Temporary Liquidity Guarantee Program.  The note bears interest at 2.74% plus a 1% guarantee fee and matures February 15, 2012.  The proceeds were used to supplement traditional sources of liquidity and to provide funding for loans.

The following table presents the composition of borrowings at June 30, 2010 and December 31, 2009.

Borrowed Funds Distribution

	June 30,	December 31,
	2010	2009
	(Dollars In Thousands)
At Period End
FHLB advances	$11,250	$20,179
FHLB long-term borrowings	8,143	16,333
Securities sold under agreements to repurchase and federal funds purchased	27,712	26,804
Other short-term borrowings	18,626	17,267
Subordinated debentures	6,186	6,186
Senior unsecured term note	29,998	29,997
Total at period end	$101,915	$116,766

	June 30,	December 31,
	2010	2009
	(Dollars In Thousands)
Average Balances
FHLB advances	$14,668	$23,676
FHLB long-term borrowings	10,652	24,026
Securities sold under agreements to repurchase and federal funds purchased	24,834	23,283
Other short-term borrowings	18,906	17,817
Subordinated debentures	6,186	6,186
Senior unsecured term note	29,997	26,627
Total average balance	$105,243	$121,615

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of June 30, 2010. The table below reflects the outcome of these analyses at June 30, 2010, assuming budgeted growth in the balance sheet. According to the model run for the six month period ended June 30, 2010, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 3.40%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile as of June 30, 2010.

Increase in Prime Rate	Hypothetical Percentage Change in Earnings	Hypothetical Percentage Change in Economic Value of Equity
3.00%	15.47%	17.71%
2.00%	8.70%	17.70%
1.00%	3.40%	11.40%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation to disclose material information required to be set forth in the Corporation’s periodic and current reports.

Changes in Internal Control over Financial Reporting

The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in the Corporation’s internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The Dodd-Frank Act could increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Corporation.  The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, including increasing the costs associated with our regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations. Among the Dodd-Frank Act’s significant regulatory changes, the act creates a new financial consumer protection agency that could impose new regulations on us and include its examiners in our routine regulatory examinations conducted by the Comptroller, which could increase our regulatory compliance burden and costs and restrict the financial products and services we can offer to our customers. The act increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries, which could increase our regulatory compliance burden and costs and restrict our ability to generate revenues from non-banking operations. The act imposes more stringent capital requirements on bank holding companies, which could limit our future capital strategies. The act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate hedging transactions. Other than the additional risk factor mentioned above, there have been no material changes in the risk factors faced by the Corporation from those disclosed under Part I, Item 1A. “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the second quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000.  The Share Repurchase Program does not have an expiration date.
Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
April 1 - April 30, 2010	-	$-	-	1,383,174
May 1 - May 31, 2010	53,662	6.00	53,662	1,329,512
June 1 - June 30, 2010	64,380	6.05	64,380	1,265,132
	118,042	$6.02	118,042	1,265,132

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

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

Access National Corporation
(Registrant)

Date: August 13, 2010	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)