Form 10-Q
period 2010-09-30
ACCESS NATIONAL CORP
filed 2010-11-12
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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
N/A

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of November 1, 2010 was 10,394,026 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets, September 30, 2010 and December 31, 2009 (Audited)	Page 2
	Consolidated Statements of Income, three months ended September 30, 2010 and 2009	Page 3
	Consolidated Statements of Income, nine months ended September 30, 2010 and 2009	Page 4
	Consolidated Statements of Changes in Shareholders' Equity, nine months ended September 30, 2010 and 2009	Page 5
	Consolidated Statements of Cash Flows, nine months ended September 30, 2010 and 2009	Page 6
	Notes to Consolidated Financial Statements (Unaudited)	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 38
Item 4.	Controls and Procedures	Page 39

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 39
Item1A.	Risk Factors	Page 39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 40
Item 3.	Defaults Upon Senior Securities	Page 40
Item 4.	(Removed and Reserved)	Page 40
Item 5.	Other Information	Page 40
Item 6.	Exhibits	Page 41
	Signatures	Page 42

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$13,012	$5,965
Interest-bearing deposits in other banks and federal funds sold	19,493	25,256
Securities available for sale, at fair value	148,203	43,095
Restricted stock	4,572	4,743
Loans held for sale, at fair value	123,048	76,232
Loans	478,327	486,564
Allowance for loan losses	(9,722)	(9,127)
Net loans	468,605	477,437
Premises and equipment	8,552	8,759
Accrued interest receivable	2,653	2,409
Other real estate owned	3,276	5,111
Other assets	13,424	17,872
Total assets	$800,266	$666,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$87,446	$69,782
Savings and interest-bearing deposits	160,897	138,988
Time deposits	358,614	257,875
Total deposits	606,957	466,645
Other liabilities
Short-term borrowings	69,815	64,249
Long-term borrowings	37,587	46,330
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	11,638	15,691
Total liabilities	$732,183	$599,101

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,459,826 shares at September 30, 2010 and 10,537,428 shares at December 31, 2009	$8,734	$8,799
Additional paid in capital	18,207	18,552
Retained earnings	45,391	40,377
Accumulated other comprehensive income, net	323	50
Total shareholders' equity	72,655	67,778
Total liabilities and shareholders' equity	$804,838	$666,879

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)
	Three Months Ended September 30,
	2010	2009
Interest and Dividend Income
Interest and fees on loans	$8,190	$8,470
Interest on deposits in other banks	58	34
Interest and dividends on securities	583	712
Total interest and dividend income	8,831	9,216

Interest Expense
Interest on deposits	1,888	2,469
Interest on short-term borrowings	155	310
Interest on long-term borrowings	372	469
Interest on subordinated debentures	57	57
Total interest expense	2,472	3,305

Net interest income	6,359	5,911
Provision for loan losses	575	1,387
Net interest income after provision for loan losses	5,784	4,524

Noninterest Income
Service fees on deposit accounts	164	137
Gain on sale of loans	10,457	9,928
Mortgage broker fee income	430	244
Other income (loss)	(641)	614
Total noninterest income	10,410	10,923

Noninterest Expense
Salaries and employee benefits	5,979	6,010
Occupancy and equipment	613	615
Other operating expenses	5,677	5,408
Total noninterest expense	12,269	12,033

Income before income taxes	3,925	3,414

Income tax expense	1,489	1,260
NET INCOME	$2,436	$2,154

Earnings per common share:
Basic	$0.23	$0.21
Diluted	$0.23	$0.21

Average outstanding shares:
Basic	10,474,543	10,451,416
Diluted	10,495,734	10,486,755

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Interest and Dividend Income
Interest and fees on loans	$24,039	$25,918
Interest on deposits in other banks	172	112
Interest and dividends on securities	1,537	2,553
Total interest and dividend income	25,748	28,583

Interest Expense
Interest on deposits	5,905	8,287
Interest on short-term borrowings	615	958
Interest on long-term borrowings	1,135	1,460
Interest on subordinated debentures	162	185
Total interest expense	7,817	10,890

Net interest income	17,931	17,693
Provision for loan losses	1,321	4,816
Net interest income after provision for loan losses	16,610	12,877

Noninterest Income
Service fees on deposit accounts	490	401
Gain on sale of loans	24,095	38,267
Mortgage broker fee income	1,162	573
Other income (loss)	(2,037)	4,894
Total noninterest income	23,710	44,135

Noninterest Expense
Salaries and employee benefits	16,595	21,444
Occupancy and equipment	1,943	1,895
Other operating expenses	13,276	21,123
Total noninterest expense	31,814	44,462

Income before income taxes	8,506	12,550

Income tax expense	3,176	4,962
NET INCOME	$5,330	$7,588

Earnings per common share:
Basic	$0.51	$0.73
Diluted	$0.50	$0.73

Average outstanding shares:
Basic	10,539,924	10,354,897
Diluted	10,559,122	10,400,753

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share Data)
(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2009	$8,799	$18,552	$40,377	$50	$67,778
Comprehensive income:
Net income	-	-	5,330	-	5,330
Other comprehensive income, unrealized holding gains arising during the period (net of tax, $141)	-	-	-	273	273
Total comprehensive income					5,603
Stock option exercises (15,000 shares)	13	39	-	-	52
Dividend reinvestment plan (74,721 shares)	62	355	-	-	417
Repurchased under share repurchase program (167,323 shares)	(140)	(875)	-	-	(1,015)
Cash dividend	-	-	(316)	-	(316)
Stock-based compensation expense recognized in earnings	-	136	-	-	136

Balance, September 30, 2010	$8,734	$18,207	$45,391	$323	$72,655

Balance, December 31, 2008	$8,551	$17,410	$31,157	$827	$57,945

Comprehensive income:
Net income	-	-	7,588	-	7,588
Other comprehensive loss, unrealized holding losses arising during the period (net of tax, $179)	-	-	-	(347)	(347)
Total comprehensive income					7,241
Stock option exercises (163,452 shares)	136	415	-	-	551
Dividend reinvestment plan (103,938 shares)	87	440	-	-	527
Repurchased under share repurchase program (25,130 shares)	(21)	(94)	-	-	(115)
Cash dividend	-	-	(310)	-	(310)
Stock-based compensation expense recognized in earnings	-	130	-	-	130

Balance, September 30, 2009	$8,753	$18,301	$38,435	$480	$65,969

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$5,330	$7,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,321	4,816
Provision for losses on mortgage loans sold	2,400	3,349
Net gains/losses on sales and write-down of other real estate owned	1,315	883
Gain on sale of securities	(186)	(984)
Deferred tax benefit	(79)	(1,008)
Stock-based compensation	136	130
(Decrease) increase in valuation allowance on derivatives	(680)	176
Amortization of premiums on securities	105	38
Depreciation and amortization	336	443
Loss on disposal of assets	6	2
Changes in assets and liabilities:
(Decrease) increase in valuation of loans held for sale carried at fair value	(2,822)	1,708
(Increase) decrease in loans held for sale	(43,994)	22,204
Decrease in other assets	4,711	1,290
Decrease in other liabilities	(6,356)	(4,140)
Net cash (used in) provided by operating activities	(38,457)	36,495
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	90,222	43,705
Proceeds from sale of securities	20,186	5,023
Purchases of securities available for sale	(214,849)	(30,766)
Net increase (decrease) in loans	4,226	(7,689)
Proceeds from sale of equipment	-	23
Proceeds from sales of other real estate owned	3,805	350
Purchases of premises and equipment	(122)	(37)
Net cash (used in) provided by investing activities	(96,532)	10,609
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	39,573	42,021
Net increase (decrease) in time deposits	100,740	(14,679)
Increase (decrease) in securities sold under agreement to repurchase	10,129	(13,080)
Net decrease in other short-term borrowings	(4,564)	(34,809)
Net (decrease) increase in long-term borrowings	(8,743)	6,193
Proceeds from issuance of common stock	469	1,078
Repurchase of common stock	(1,015)	(116)
Dividends paid	(316)	(310)
Net cash provided by (used in) financing activities	136,273	(13,702)

Increase in cash and cash equivalents	1,284	33,402
Cash and Cash Equivalents
Beginning	31,221	22,482
Ending	$32,505	$55,884
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$7,796	$10,714
Cash payments for income taxes	$2,822	$7,112
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$414	$(526)
Transfers of loans held for investment to other real estate owned	$3,285	$441

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

The Bank opened for business on December 1, 1999 and has three active wholly-owned subsidiaries: Access National Mortgage Corporation (the “Mortgage Corporation”), a Virginia corporation engaged in mortgage banking activities, Access Real Estate LLC, is a Virginia limited liability company established in July, 2003 for the purpose of holding title to the Corporation’s headquarters building, located at 1800 Robert Fulton Drive, Reston, Virginia, and Access Capital Management LLC (“ACM”), a Virginia limited liability company.   ACM became active in the second quarter of 2010 and provides a full range of wealth management services to individuals.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”).  The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  Such adjustments are all of a normal and recurring nature.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.   The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010.  These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2009, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

NOTE 3 – STOCK-BASED COMPENSATION PLANS

During the first nine months of 2010, the Corporation granted 103,500 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date.  Stock–based compensation expense recognized in other operating expense during the first nine months of 2010 and 2009 was approximately $136 thousand and $130 thousand respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

A summary of stock option activity under the Plan for the nine months ended September 30, 2010 and September 30, 2009 is presented as follows:

Nine Months Ended
September 30, 2010

Expected life of options granted in years	2.90
Risk-free interest rate	1.39%
Expected volatility of stock	48%
Annual expected dividend yield	1%

Fair value of granted options	$214,552
Non-vested options	200,950

			Weighted Avg.
			Remaining
	Number of	Weighted Avg.	Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	in Years	Value

Outstanding at beginning of year	439,079	$6.44	1.56	$222,770
Granted	103,500	$5.97	2.90	$-
Exercised	(15,000)	$3.45	-	$-
Lapsed or canceled	(107,220)	$8.24	0.26	$-

Outstanding at September 30, 2010	420,359	$5.97	1.58	$195,371

Exercisable at September 30, 2010	219,409	$6.81	0.88	$50

Nine Months Ended
September 30, 2009

Expected life of options granted in years	2.84
Risk-free interest rate	1.09%
Expected volatility of stock	47%
Annual expected dividend yield	1%

Fair value of granted options	$182,921
Non-vested options	181,675

			Weighted Avg.
			Remaining
	Number of	Weighted Avg.	Contractual Term	Aggregate Intrinsic
	Options	Exercise Price	in Years	Value

Outstanding at beginning of year	589,617	$5.96	1.57	$284,885
Granted	105,750	$4.06	2.84	$-
Exercised	(163,452)	$3.37	0.06	$-
Lapsed or canceled	(53,836)	$6.85	0.74	$-

Outstanding at September 30, 2009	478,079	$6.32	1.67	$329,279

Exercisable at September 30, 2009	296,404	$7.10	1.22	$102,233

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

The following table provides the amortized costs and fair values of securities available for sale as of September 30, 2010 and December 31, 2009.

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
U.S. Government agencies	$145,036	$526	$(60)	$145,502
Mortgage backed securities	706	9	-	715
Municipals - taxable	470	6	-	476
CRA mutual fund	1,500	10	-	1,510
	$147,712	$551	$(60)	$148,203

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
U.S. Government agencies	$40,022	$144	$(12)	$40,154
Mortgage backed securities	808	-	(65)	743
Municipals - taxable	690	9	-	699
CRA mutual fund	1,500	-	(1)	1,499
	$43,020	$153	$(78)	$43,095

NOTE 4 – SECURITIES (continued)

The amortized cost and fair value of securities available for sale as of September 30, 2010 and December 31, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	September 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
U.S. Government agencies
Due in one year or less	$10,027	$10,068	$5,125	$5,145
Due after one through five years	45,080	45,234	15,000	15,023
Due after five through ten years	74,949	75,141	19,896	19,986
Due after ten through fifteen years	14,980	15,059	-	-
Municipals - taxable
Due after one through five years	470	476	690	699
Mortgage backed securities
Due in one year or less	-	-	33	33
Due after fifteen years	706	715	776	710
CRA Mutual Fund	1,500	1,510	1,500	1,499
Total	$147,712	$148,203	$43,020	$43,095

NOTE 4 – SECURITIES (continued)

Securities available for sale that have an unrealized loss position at September 30, 2010 and December 31, 2009 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
September 30, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:	(In Thousands)

U.S. Government agencies	$4,926	$(60)	$-	$-	$4,926	$(60)
Total	$4,926	$(60)	$-	$-	$4,926	$(60)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:	(In Thousands)

Mortgage backed securities	$-	$-	$710	$(65)	$710	$(65)
U.S. Government agencies	9,988	(12)	-	-	9,988	(12)
CRA Mutual fund	-	-	1,499	(1)	1,499	(1)
Total	$9,988	$(12)	$2,209	$(66)	$12,197	$(78)

Management does not believe that any individual unrealized loss as of September 30, 2010 and December 31, 2009 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

NOTE 5 – LOANS

The following table presents the composition of the loans held for investment portfolio at September 30, 2010 and December 31, 2009:

	Composition of Loan Portfolio
	( In Thousands)
	September 30, 2010		December 31, 2009
	Amount	Percentage of Total	Amount	Percentage of Total

Commercial real estate	$223,574	46.74%	$220,301	45.28%
Residential real estate	137,745	28.80	150,792	30.99
Commercial	78,556	16.42	72,628	14.93
Real estate construction	37,066	7.75	41,508	8.53
Consumer and other	1,386	0.29	1,335	0.27
Total loans	$478,327	100.00%	$486,564	100.00%
Less allowance for loan losses	9,722		9,127
Net loans	$468,605		$477,437

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

The following table presents segment information for the three months ended September 30, 2010 and 2009:

2010	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Elimination	Totals

Revenues:
Interest income	$8,497	$840	$3	$(509)	$8,831
Gain on sale of loans	185	10,272	-	-	10,457
Other revenues	935	(847)	280	(415)	(47)
Total revenues	9,617	10,265	283	(924)	19,241

Expenses:
Interest expense	2,354	461	167	(510)	2,472
Salaries and employee benefits	2,143	3,735	101	-	5,979
Other	2,692	4,129	458	(414)	6,865
Total operating expenses	7,189	8,325	726	(924)	15,316

Income (loss) before income taxes	$2,428	$1,940	$(443)	$-	$3,925

Total assets	$763,756	$127,443	$45,982	$(132,343)	$804,838

2009	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Elimination	Totals

Revenues:
Interest income	$8,853	$719	$10	$(366)	$9,216
Gain on sale of loans	401	9,527	-	-	9,928
Other revenues	567	551	291	(414)	995
Total revenues	9,821	10,797	301	(780)	20,139

Expenses:
Interest expense	3,217	287	168	(367)	3,305
Salaries and employee benefits	1,967	4,043	-	-	6,010
Other	3,241	4,136	446	(413)	7,410
Total operating expenses	8,425	8,466	614	(780)	16,725

Income (loss) before income taxes	$1,396	$2,331	$(313)	$-	$3,414

Total assets	$662,073	$63,322	$46,405	$(76,597)	$695,203

NOTE 6 – SEGMENT REPORTING (continued)

The following table presents segment information for the nine months ended September 30, 2010 and 2009:

2010	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	24,977	$1,801	$25	$(1,055)	$25,748
Gain on sale of loans	269	23,826	-	-	24,095
Other revenues	2,123	(2,121)	866	(1,255)	(387)
Total revenues	27,369	23,506	891	(2,310)	49,456

Expenses:
Interest expense	7,506	880	487	(1,056)	7,817
Salaries and employee benefits	6,512	9,866	217	-	16,595
Other	6,877	9,469	1,448	(1,254)	16,540
Total operating expenses	20,895	20,215	2,152	(2,310)	40,952

Income (loss) before income taxes	$6,474	$3,291	$(1,261)	$-	$8,504

Total assets	$763,756	$127,443	$45,982	$(132,343)	$804,838

2009	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$27,281	$2,649	$29	$(1,376)	$28,583
Gain on sale of loans	401	37,866	-	-	38,267
Other revenues	2,183	4,037	887	(1,239)	5,868
Total revenues	29,865	44,552	916	(2,615)	72,718

Expenses:
Interest expense	10,580	1,169	518	(1,377)	10,890
Salaries and employee benefits	5,781	15,663	-	-	21,444
Other	10,526	17,144	1,402	(1,238)	27,834
Total operating expenses	26,887	33,976	1,920	(2,615)	60,168

Income (loss) before income taxes	$2,978	$10,576	$(1,004)	$-	$12,550

Total assets	$662,073	$63,322	$46,405	$(76,597)	$695,203

NOTE 7 – EARNINGS PER SHARE

The following tables show the calculation of both basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2010 and 2009, respectively. The numerator of both the basic and diluted EPS is equivalent to net income.  The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(In Thousands, Except for Share Data)

BASIC EARNINGS PER SHARE:
Net income	$2,436	$2,154
Weighted average shares outstanding	10,474,543	10,451,416

Basic earnings per share	$0.23	$0.21

DILUTED EARNINGS PER SHARE:
Net income	$2,436	$2,154
Weighted average shares outstanding	10,474,543	10,451,416
Dilutive stock options	21,191	35,339
Weighted average diluted shares outstanding	10,495,734	10,486,755

Diluted earnings per share	$0.23	$0.21

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(In Thousands, Except for Share Data)

BASIC EARNINGS PER SHARE:
Net income	$5,330	$7,588
Weighted average shares outstanding	10,539,924	10,354,897

Basic earnings per share	$0.51	$0.73

DILUTED EARNINGS PER SHARE:
Net income	$5,330	$7,588
Weighted average shares outstanding	10,539,924	10,354,897
Dilutive stock options	19,198	45,856
Weighted average diluted shares outstanding	10,559,122	10,400,753

Diluted earnings per share	$0.50	$0.73

NOTE 8 - DERIVATIVES

As part of its mortgage banking activities, the Mortgage Corporation enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate.  The Mortgage Corporation then locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs (“Best Efforts”) or commits to deliver the locked loan in a binding (“Mandatory”) delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage backed securities (“MBS”).  Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income.   Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives.  The market value of interest rate lock commitments and Best Efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets.  The Mortgage Corporation determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.

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

At September 30, 2010 and December 31, 2009, the Mortgage Corporation had derivative financial instruments with a notional value of $181.2 million and $103.0 million, respectively.  The fair value of these derivative instruments at September 30, 2010 and December 31, 2009 was $1.1 million and $139 thousand, respectively, and was included in other assets.

Included in other noninterest income for the nine months ended September 30, 2010 and September 30, 2009 was a net loss of $3.6 million and a net loss of $834 thousand respectively, relating to derivative instruments.

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

NOTE 10 - FAIR VALUE

Fair value pursuant to FASB ASC 820-10, Fair Value Measurements and Disclosures, is the exchange price, in an orderly transaction that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or liability.  FASB ASC 820-

NOTE 10 - FAIR VALUE (continued)

10 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity specific inputs. In addition, FASB ASC 820-10 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard describes three levels of inputs that may be used to measure fair values:

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

The Corporation used the following methods to determine the fair value of each type of financial instrument:

Securities:  Fair values for securities available for sale are obtained from an independent pricing service. The prices are not adjusted. The independent pricing service uses industry-standard models to price U.S. Government agency obligations and mortgage backed securities that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace (Level 2).

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

		Fair Value Measurement
		at September 30, 2010 Using
		(In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities (1)	$148,203	$-	$148,203	$-
Residential loans held for sale	123,048	-	123,048	-
Derivative assets	1,061	-	-	1,061
Financial Liabilities-Recurring
Derivative liabilities	216	-	-	216

Financial Assets-Non-Recurring
Impaired loans (2)	6,952	-	-	6,952
Other real estate owned (3)	3,276	-	3,276	-

(1)	Excludes restricted stock.
(2)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3)	Represents appraised value and realtor comparables less estimated selling expenses.

		Fair Value Measurement
		at December 31, 2009 Using
		(In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities (1)	$43,095	$43,095	$-	$-
Residential loans held for sale	76,232	-	76,232	-
Derivative assets	492	-	-	492
Financial Liabilities-Recurring
Derivative liabilities	353	-	-	353

Financial Assets-Non-Recurring
Impaired loans (2)	7,032	-	-	7,032
Other real estate owned (3)	5,111	-	5,111	-

(1)	Excludes restricted stock.
(2)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3)	Represents appraised value and realtor comparables less estimated selling expenses.

NOTE 10 - FAIR VALUE (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month period ended September 30, 2010

Net Derivatives
(In Thousands)
Balance June 30, 2010	$222
Realized and unrealized gains (losses) included in earnings	623
Unrealized gains (losses) included in other comprehensive income	-
Purchases, Settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance Septembet 30, 2010	$845

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the nine month period ended September 30, 2010.

Net Derivatives
(In Thousands)
Balance December 31, 2009	$165
Realized and unrealized gains (losses) included in earnings	680
Unrealized gains (losses) included in other comprehensive income	-
Purchases, Settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance September 30, 2010	$845

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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at September 30, 2010, measured at fair value under FASB ASC 825-10 and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$123,048	$4,448	$118,600

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

At September 30, 2010 and December 31, 2009, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

NOTE 10 - FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$32,505	$32,505	$31,221	$31,221
Securities available for sale	148,203	148,203	43,096	43,096
Restricted stock	4,572	4,572	4,743	4,743
Loans held for sale	123,048	123,048	76,232	76,232
Loans, net of allowance	468,607	472,208	477,437	475,865
Derivatives	1,367	1,367	492	492
Total financial assets	$778,302	$781,903	$633,221	$631,649

Financial liabilities:
Deposits	$606,957	$606,222	$466,645	$466,668
Short-term borrowings	69,813	70,523	64,249	64,258
Long-term borrowings	37,587	38,461	46,330	46,351
Subordinated debentures	6,186	6,245	6,186	6,248
Derivatives	228	228	353	353
Total financial liabilities	$720,771	$721,679	$583,763	$583,878

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010 or any future period.

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

In addition, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the commercial and residential real estate markets have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or other actions taken by the federal government will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape due to the Dodd-Frank Act or otherwise. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A – Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and “Item 1A – Risk Factors” of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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

Other-Than-Temporary Impairment of Securities

The Corporation’s securities portfolio is classified as available for sale.  At September 30, 2010 there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other-than-temporary.  Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  At September 30, 2010, there were no securities with other-than-temporary impairment.

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

Off-Balance Sheet Items

In the ordinary course of business, the Bank issues commitments to extend credit and, at September 30, 2010 and December 31, 2009, these commitments amounted to $16.9 million and $15.3 million, respectively.  These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

At September 30, 2010 and December 31, 2009, the Bank had approximately $128.7 million and $125.6 million respectively, in unfunded lines of credit and letters of credit.  These lines of credit, if drawn upon, would be funded from routine cash flows and short-term borrowings.

Off-Balance Sheet Items (continued)

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At September 30, 2010 and December 31, 2009 the balance in this account totaled $297 thousand.  The Mortgage Corporation maintains a similar reserve, the Allowance for Losses on Loans Sold for potential liability under standard representations and warranties issued in connection with loans sold. This reserve totaled $4.5 million at September 30, 2010 and $3.3 million at December 31, 2009 and is included in other liabilities on the balance sheet. During the first nine months of 2010 the Mortgage Corporation charged $1.2 million to the allowance for losses on loans sold.  The following table shows the changes to the Allowance for Losses on Mortgage Loans Sold.

	Nine months ended September 30,		Year ended
	2010	2009	December 31, 2009
	(Dollars In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$3,332	$1,439	$1,439

Settlements in lieu of loan repurchase	1,237	2,932	3,080
Other losses	7	77	77
Provision for loan losses	2,400	3,349	5,050
Allowance for losses on mortgage loans sold - end of period	$4,488	$1,779	$3,332

FINANCIAL CONDITION

Executive Summary

At September 30, 2010, the Corporation’s assets totaled $804.8 million, up from $666.9 million at December 31, 2009, an increase of $138.0 million.  Securities available for sale increased from $47.8 million at December 31, 2009 to $152.8 at September 30, 2010.  The Corporation increased the size of its securities portfolio to allocate excess liquidity provided by increased deposits from its customers.  Loans held for investment totaled $478.3 million at September 30, 2010 compared to $486.6 million at year end 2009, a decrease of $8.3 million.  The decrease in loans is attributable to a $13.1 million decrease in residential loans and a $4.4 million decrease in real estate construction loan that was partially offset by a $5.9 million increase in commercial loans and a $3.3 million increase in commercial real estate loans. At September 30, 2010, loans secured by real estate collateral comprised 83.3% of our total loan portfolio, with loans secured by commercial real estate contributing 46.7% of our total loan portfolio, loans secured by residential real estate contributing 28.8% and construction loans contributing 7.8%.  Loans held for sale totaled $123.0 million, compared to $76.2 million at December 31, 2009, an increase of $46.8 million.  Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market.   Total deposits increased $140.4 million to $607.0 million at September 30, 2010, compared to $466.6 million at December 31, 2009.

Net income for the third quarter of 2010 totaled $2.4 million compared to $2.2 million for the same period in 2009.  Earnings per diluted share were $0.23 for the third quarter of 2010, compared to $0.21 per diluted share in the same period of 2009.  Net income for the nine months ended September 30, 2010 totaled $5.3 million or $0.50 per diluted share, compared to net income of $7.6 million or $0.73 per diluted share for the nine months ended September 30, 2009.  The decrease in earnings is primarily due to a $14.2 million decrease in gains on the sale of loans as a result of a 49.9% decrease in mortgage loan originations. The decrease in gains on the sale of loans was partially offset by a $4.8 million decrease in salaries and benefits and a $7.8 million decrease in other operating expenses.  Non-performing assets (“NPAs”) totaled approximately $10.2 million or 1.27% of total assets at September 30, 2010 down from $15.8 million or 2.28% of total assets at September 30, 2009.  NPAs are comprised of $7.0 million in non-accrual loans and $3.3 million in other real estate owned.  Subsequent to September 30, 2010, non-performing assets has been reduced to $8.7 million from a foreclosure on a non-accrual loan and sale of the property.   Senior lending officers meet on a bi-weekly basis to review the status of non-performing assets and to develop action plans designed to minimize any future losses. At times, these action plans included loan re-structuring, foreclosure and legal actions.  The Corporation believes that management of non-performing loans will continue to be a high priority for the remainder of 2010

The U.S. economy appears to be transitioning to a gradual recovery period over the balance of 2010 and we are beginning to see signs of improvement in our local market.  The Consumer Confidence Index rose to 50.2, up from 48.6 in September, but remains well below 90, the level which indicates a stable economy.  The Consumer Price Index, a key measure of inflation, rose 1.1% over the last 12 months ending in September, indicating prices are rising at a slow pace. While the unemployment rate in the nation was 9.2% in September, the unemployment rate for Fairfax County has dropped from a high in February of 5.5% to 4.6% in September.    During the first nine months of 2010 the average price for homes in Fairfax County has risen 10.4% from $415,265 to $458,482.  While being cautiously optimistic about the economy the Corporation is well positioned with strong liquidity reserves for future growth.

Earning Assets

Earning assets are comprised of securities, loans, loans held for sale, and interest earning balances held at the Federal Reserve and Federal Home Loan Bank.  Earning assets totaled $769.7 million at September 30, 2010, up from $634.2 million at December 31, 2009.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage-backed securities, taxable municipal securities, and a CRA mutual fund.

At September 30, 2010 the fair value of the securities portfolio totaled approximately $148.2 million, up from $43.1 million on December 31, 2009. The increase is primarily due to growth in deposits. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.  The investment portfolio does not contain any non-agency mortgage backed securities or trust preferred securities.

Restricted Stock

Restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock.  These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market.  Restricted stock is carried at cost on the Corporation's financial statements. Dividends are paid semiannually on FRB stock and the FHLB has paid quarterly dividends for the last three quarters of  2009 and the first three quarters of 2010.

Loans

The loans portfolio constitutes the largest component of earning assets and is comprised of commercial real estate loans, residential real estate, commercial loans, real estate construction loans, and consumer loans.  All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller.  The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”.   Loans totaled $478.3 million at September 30, 2010 compared to $486.6 million at December 31, 2009, a decrease of $8.3 million. Commercial real estate loans increased $3.3 million, residential real estate loans decreased $13.1 million and real estate construction loans decreased $4.4 million.  Commercial loans increased approximately $5.9 million. The decrease in total loans reflects weak loan demand as a result of current economic conditions and our conservative underwriting standards given our economic outlook.  See Note 5 of the accompanying notes to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio.  The following is a summary of the loans portfolio at September 30, 2010.

Commercial Real Estate Loans: This category of loans represents the largest segment of the loan portfolio and comprised 46.74% of the loans held for investment as of September 30, 2010.  These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment.  Commercial real estate loans are secured by the subject property and underwritten to policy standards.  Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans:  This category represents the second largest segment of the loans held for investment and includes loans secured by first or second mortgages on one to four family residential properties. This segment comprised 28.80% of the loans held for investment portfolio as of September 30, 2010.  Of this amount, the following sub-categories exist as a percentage of the whole residential real estate loan portfolio:  home equity lines of credit, 13.68%; first trust mortgage loans, 69.76%; junior trust loans, 13.73%; and multi-family loans and loans secured by farmland, 2.83%.

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

Commercial Loans: Commercial Loans represent 16.42% of the loans held for investment portfolio as of September 30, 2010.  These loans are made to businesses or individuals within our target market for business purposes.  Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business.  We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan.  To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans, comprise 7.75% of the loans held for investment portfolio as of September 30, 2010.  These loans generally fall into one of three categories:  first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings.  Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time.  The loans typically carry recourse to principal owners.   In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk.  To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer and Other Loans:  Consumer and Other Loans make up approximately 0.29% of the loans held for investment portfolio as of September 30, 2010.  Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles.  Very few consumer loans are unsecured.  As a matter of operation, management discourages unsecured lending.  Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Corporation to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit.  Loan proceeds are used for the purchase or refinance of the property securing the loan.  Loans are sold with the servicing released to the investor.  The LHFS loans are closed by the Mortgage Corporation and held on average fifteen to thirty days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Mortgage Corporation is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration.  In certain circumstances, the Bank will purchase adjustable rate mortgage loans in the Bank’s market area directly from the Mortgage Corporation to supplement loan growth in the Bank’s portfolio.  These circumstances are infrequent and totaled $40 thousand in the first nine months of 2010. Loans that are held in the Bank’s portfolio resulting from the Mortgage Corporation’s inability to sell the loan to a third party total less than $800 thousand.  In the nine months ended September 30, 2010 we originated $561.1 million of loans processed in this manner, compared to $1.2 billion of mortgage loan originations during the nine months ended September 30, 2009.  Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase, by the Mortgage Corporation, of loans previously sold.  The repurchase risks associated with this activity center around early payment defaults and borrower fraud. During the first nine months of 2010 the Mortgage Corporation paid $1.2 million to counter parties in lieu or repurchasing loans previously sold that have defaulted.  There is also a risk that loans originated may not be purchased by our investors.  The Mortgage Corporation attempts to manage these risks by the on-going maintenance of an extensive quality control program, an internal audit and verification program, and a selective approval process for investors and programs offered.  At September 30, 2010, LHFS at fair value totaled $123.0 million compared to $76.2 million at December 31, 2009.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender.  The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. During the first nine months of 2010, $58.7 million in residential mortgage loans were originated under this type of delivery method, as compared to $29.8 million for the same period of 2009. Brokered loans accounted for 9.5% of the total loan volume for the first nine months of 2010 compared to 2.4% for the same period of 2009.  We broker loans that do not conform to the products offered by the Mortgage Corporation.  Fluctuations in demand for certain loan products makes brokered loans subject to wide fluctuations.

Allowance for Loan Losses

The allowance for loan losses totaled approximately $9.7 million at September 30, 2010 compared to $9.1 million at year end 2009.  The allowance for loan losses was equivalent to approximately 2.0% of total loans held for investment at September 30, 2010 and 1.9% at December 31, 2009. The level of the allowance for loan losses is determined by management through an ongoing detailed analysis of historical loss rates and risk characteristics within the portfolio as a whole and management has concluded the amount of our reserve and the methodology applied to arrive at the amount of the reserve is justified and appropriate. Outside of our own analysis, our reserve adequacy and methodology are reviewed on a regular basis by an internal audit program and bank regulators, and such reviews have not resulted in any material adjustment to the reserve.   The table below, Allocation of the Allowance for Loan Losses, reflects the allocation by the different loan types.  The methodology as to how the allowance was derived is a combination of specific allocations and percentage allocations on pools of loans, as discussed below.

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

The following is a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2010 compared to the same periods in 2009 and for the year ended December 31, 2009.

Changes in the Allowance for Loan Losses

	Three months ended September 30,		Nine months ended September 30,		Year ended
	2010	2009	2010	2009	December 31,2009
	(Dollars In Thousands)
Allowance for loan losses-beginning of period	$9,348	$8,077	$9,127	$7,462	$7,462
Loans Charged off:
Commercial	18	314	213	1,455	1,541
Commercial real estate	-	537	624	1,648	1,648
Real estate construction	39	519	48	612	1,247
Residential real estate	200	157	346	851	851
Consumer and other	-	-	-	22	23
Total Charge-offs	257	1,527	1,231	4,588	5,310
Recoveries:
Commercial	11	206	389	213	374
Commercial real estate	39	-	85	159	294
Real estate construction	-	-	5	66	66
Residential real estate	6	36	26	51	79
Consumer and other	-	-	-	-	98
Total Recoveries	56	242	505	489	911
Net Charge-offs	201	1,285	726	4,099	4,399
Provision for loan losses	575	1,387	1,321	4,816	6,064
Allowance for loan losses-end of period	$9,722	$8,179	$9,722	$8,179	$9,127

The following table allocates the allowance for loan losses by loan classifications.

Allocation of the Allowance for Loan Losses
	September 30, 2010				December 31, 2009
	Amount	Percentage	Allowance for Loan Loss	Percentage	Amount	Percentage	Allowance for Loan Loss	Percentage
	(Dollars In Thousands)
Commercial real estate	$223,574	46.74%	$5,194	53.43%	$220,301	45.28%	$4,285	46.95%
Residential real estate	137,745	28.80	2,577	26.51	150,792	30.99	2,690	29.47
Commercial	78,556	16.42	1,129	11.61	72,628	14.93	1,589	17.41
Real estate construction	37,066	7.75	811	8.34	41,508	8.53	549	6.02
Consumer and other	1,386	0.29	11	0.11	1,335	0.27	14	0.15
	$478,327	100.00%	$9,722	100.00%	$486,564	100.00%	$9,127	100.00%

Non-performing Assets

At September 30, 2010 and December 31, 2009, the Bank had non-performing assets totaling $10.2 million and $12.1 million respectively. Non-performing assets consist of non-accrual loans and other real estate owned. All non-performing loans are carried at the expected liquidation value of the underlying collateral.  The table below sets forth the amounts and categories of non-performing assets.

The following table is a summary of our non-performing assets at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(Dollars in Thousands)
Non-accrual loans:
Commercial real estate	$4,121	$3,631
Real estate construction	1,489	1,689
Residential real estate	1,265	1,504
Commercial	77	208
Consumer and other	-	-
Total non-accrual loans	6,952	7,032

Other real estate owned ("OREO")	3,276	5,111

Total non-performing assets	$10,228	$12,143

Restructured loans included in non-accrual loans	-	-

Ratio of non-performing assets to:
Total net loans plus OREO	2.17%	2.52%

Total Assets	1.27%	1.82%

Accruing Past due loans:
90 or more days past due	$-	$-

Deposits

Deposits are the primary sources of funding loan growth. At September 30, 2010, deposits totaled $607.0 million compared to $466.6 million on December 31, 2009, an increase of $140.4 million. Savings and interest-bearing deposits increased $21.9 million from December 31, 2009 and totaled $160.9 million at September 30, 2010. Time deposits increased $100.7 million from $257.9 million at December 31, 2009 to $358.6 million at September 30, 2010. Noninterest-bearing deposits increased $17.7 million from $69.8 million at December 31, 2009 to $87.4 million at September 30, 2010. The growth in savings and time deposits is largely due to an increase in deposits from municipalities. The growth in noninterest-bearing accounts is primarily due to 153 new accounts opened during the first nine months in 2010.

Shareholders’ Equity

Shareholders’ equity totaled approximately $72.7 million at September 30, 2010 compared to $67.8 million at December 31, 2009. The increase in shareholders’ equity is due to retained earnings net of dividends paid and share repurchase activity. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

Risk Based Capital Analysis

	September 30,	December 31,
	2010	2009
	(In Thousands)
Tier 1 Capital:
Common stock	$8,734	$8,799
Capital surplus	18,207	18,552
Retained earnings	45,391	40,376
Less: Net unrealized loss on equity securities	-	-
Subordinated debentures	6,000	6,000
Less: Dissallowed servicing assets	152	(123)
Total Tier 1 capital	78,180	73,604

Subordinated debentures not included in Tier 1	-	-
Allowance for loan losses	7,158	6,861
Unrealized gain on available for sale equity securities	5	-
	7,163	6,861

Total risk based capital	$85,343	$80,465

Risk weighted assets	$569,777	$546,288

Quarterly average assets	$802,205	$685,754
			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	13.72%	13.47%	4.00%
Total risk based capital ratio	14.98%	14.73%	8.00%
Leverage ratio	9.75%	10.73%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2010 totaled $2.4 million or $0.23 diluted earnings per share. This compares with $2.2 million or $0.21 diluted earnings per share for the same quarter in 2009. Net income for the nine months ended September 30, 2010 totaled $5.3 million or $0.50 diluted earnings per share, down from $7.6 million or $0.73 diluted earnings per share for the nine months ended September 30, 2009.  The decrease in earnings for the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to a 68.3% decrease in net income from mortgage banking activities that was partially offset by a 136.0% increase in net income from the banking segment. The decrease in earnings is primarily due to a $14.2 million decrease in gains on the sale of loans as a result of a 49.9% decrease in mortgage loan originations.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income for the three months ended September 30, 2010 totaled $6.4 million compared to $5.9 million for the same period in 2009. The increase in net interest income is primarily due to lower funding costs.  Net interest margin was 3.36% for the third quarter of 2010 compared with 3.46% for the third quarter of 2009. The decrease in net interest margin is due in part to the increase in interest bearing balances and securities at lower interest rates. Average earning assets for the three month period ending September 30, 2010 totaled $757.7 million compared to $682.6 million for the same period in 2009, an increase of $75.1 million.  The increase in average earning assets is primarily due to a $57.1 million increase in investment securities and a $26.7 million increase in interest-bearing balances.

Net interest income for the nine months ended September 30, 2010 totaled $17.9 million, compared to $17.7 million recorded for the same period in 2009. Net interest margin was 3.35% for the nine month period ended September 30, 2010 compared to 3.37% for the same period in 2009.  Average earning assets for the nine month period ended September 30, 2010 totaled $713.2 million up from $699.4 million for the same period in 2009, a increase of $13.8 million.  The increase in average earning assets is primarily due to a $24.9 million increase in securities and a $27.7 million increase in interest-bearing balances.  The volume rate analysis table below reflects the changes in net interest income due to changes in volume and rates.The following table presents volume and rate analysis for the three months ended September 30, 2010 compared to 2009:

Volume and Rate Analysis

	Three Months Ended September 30,
	2010 compared to 2009
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$(129)	$389	$(518)
Loans held for sale	122	221	(99)
Loans	(402)	(416)	14
Interest-bearing deposits	24	17	7
Total increase (decrease) in interest income	(385)	211	(596)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(53)	(3)	(50)
Money market deposit accounts	(58)	105	(163)
Savings accounts	(7)	(2)	(5)
Time deposits	(463)	313	(776)
Total interest-bearing deposits	(581)	413	(994)
FHLB Advances	(182)	(134)	(48)
Securities sold under agreements to repurchase	(2)	6	(8)
Other short-term borrowings	29	29	-
Long-term borrowings	(97)	(108)	11
FDIC term note	1	-	1
Subordinated debentures	-	-	-
Total increase (decrease) in interest expense	$(832)	$206	$(1,038)

Increase (decrease) in net interest income	$447	$5	$442

The following table presents volume and rate analysis for the nine months ended September 30, 2010 compared to 2009:

Volume and Rate Analysis

	Nine Months Ended September 30,
	2010 compared to 2009
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$(1,016)	$683	$(1,699)
Loans held for sale	(847)	(729)	(118)
Loans	(1,032)	(896)	(136)
Interest-bearing deposits	60	50	10
Total increase (decrease) in interest income	(2,835)	(892)	(1,943)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(73)	33	(106)
Money market deposit accounts	92	425	(333)
Savings accounts	(20)	(5)	(15)
Time deposits	(2,381)	(219)	(2,162)
Total interest-bearing deposits	(2,382)	234	(2,616)
FHLB Advances	(356)	(358)	2
Securities sold under agreements to repurchase	(10)	6	(16)
Other short-term borrowings	23	25	(2)
Long-term borrowings	(448)	(413)	(35)
FDIC term note	124	134	(10)
Subordinated debentures	(23)	-	(23)
Total increase (decrease) in interest expense	$(3,072)	$(372)	$(2,700)

Increase (decrease) in net interest income	$237	$(520)	$757

The following tables present average balances, the yield on average earning assets and the rates on average interest-bearing liabilities for the three months ended September 30, 2010 and 2009.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
Three Months Ended

	September 30, 2010			September 30, 2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$127,467	$583	1.83%	$70,320	$712	4.05%
Loans held for sale	70,913	840	4.74%	52,967	718	5.42%
Loans(1)	471,308	7,350	6.24%	497,969	7,752	6.23%
Interest-bearing balances and federal funds sold	88,014	58	0.26%	61,301	34	0.22%
Total interest earning assets	757,702	8,831	4.66%	682,557	9,216	5.40%
Noninterest earning assets:
Cash and due from banks	12,516			6,708
Premises, land and equipment	8,609			12,862
Other assets	33,155			14,802
Less: allowance for loan losses	(9,625)			(8,250)
Total noninterest earning assets	44,655			26,122
Total Assets	$802,357			$708,679

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$34,217	$47	0.55%	$35,376	$100	1.13%
Money market deposit accounts	133,866	319	0.95%	100,023	377	1.51%
Savings accounts	3,862	9	0.93%	4,408	16	1.45%
Time deposits	356,644	1,513	1.70%	302,287	1,976	2.61%
Total interest-bearing deposits	528,589	1,888	1.43%	442,094	2,469	2.23%
Borrowings:
FHLB Advances	8,202	71	3.46%	22,535	253	4.49%
Securities sold under agreements to repurchase and federal funds purchased	28,376	23	0.32%	22,193	25	0.45%
Other short-term borrowings	26,451	61	0.92%	13,697	32	0.93%
FHLB Long-term borrowings	8,127	73	3.59%	20,210	170	3.36%
FDIC Term Note	29,998	300	4.00%	29,996	299	3.99%
Subordinated Debentures	6,186	57	3.69%	6,186	57	3.69%
Total borrowings	107,340	585	2.18%	114,817	836	2.91%
Total interest-bearing deposits and borrowings	635,929	2,473	1.56%	556,911	3,305	2.37%
Noninterest-bearing liabilities:
Demand deposits	74,870			74,878
Other liabilities	21,286			11,208
Total liabilities	732,085			642,997
Shareholders' Equity	70,272			65,682
Total Liabilities and Shareholders' Equity	$802,357			$708,679

Interest Spread(2)			3.11%			3.03%

Net Interest Margin(3)		$6,358	3.36%		$5,911	3.46%

(1) Loans placed on nonaccrual status are included in loan balances
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

The following tables present average balances, the yield on average earning assets and the rates on average interest-bearing liabilities for the nine months ended September 30, 2010 and 2009.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
Nine Months Ended

	September 30, 2010			September 30, 2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Securities	$98,381	$1,537	2.08%	$73,491	$2,553	4.63%
Loans held for sale	49,144	1,801	4.89%	68,906	2,648	5.12%
Loans(1)	472,361	22,238	6.28%	491,375	23,270	6.31%
Interest-bearing balances and federal funds sold	93,323	172	0.25%	65,613	112	0.23%
Total interest-earning assets	713,209	25,748	4.81%	699,385	28,583	5.45%
Noninterest-earning assets:
Cash and due from banks	9,652			6,345
Premises, land and equipment	8,671			9,050
Other assets	28,788			18,676
Less: allowance for loan losses	(9,352)			(7,919)
Total noninterest-earning assets	37,759			26,152
Total Assets	$750,968			$725,537

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$31,774	$150	0.63%	$27,242	$223	1.09%
Money market deposit accounts	132,034	1,103	1.11%	87,254	1,011	1.54%
Savings accounts	3,979	28	0.94%	4,456	48	1.44%
Time deposits	319,664	4,624	1.93%	330,293	7,005	2.83%
Total interest-bearing deposits	487,451	5,905	1.62%	449,245	8,287	2.46%
Borrowings:
FHLB Advances	12,489	384	4.10%	24,144	740	4.09%
Securities sold under agreements to repurchase and federal funds purchased	26,028	81	0.41%	24,363	91	0.50%
Other short-term borrowings	21,449	150	0.93%	17,848	127	0.95%
FHLB Long-term borrowings	9,801	244	3.32%	26,300	692	3.51%
FDIC Term Note	29,997	892	3.96%	25,491	768	4.02%
Subordinated Debentures	6,186	162	3.49%	6,186	185	3.99%
Total borrowings	105,950	1,913	2.41%	124,332	2,603	2.79%
Total interest-bearing deposits and borrowings	593,401	7,818	1.76%	573,577	10,890	2.53%
Noninterest-bearing liabilities:
Demand deposits	71,507			78,535
Other liabilities	15,820			9,866
Total liabilities	87,327			661,978
Shareholders' Equity	70,240			63,559
Total Liabilities and Shareholders' Equity	$750,968			$725,537

Interest Spread(2)			3.06%			2.92%

Net Interest Margin(3)		$17,930	3.35%		$17,693	3.37%

(1) Loans placed on nonaccrual status are included in loan balances
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing.  The Mortgage Corporation provides the most significant contributions to noninterest income.  Total noninterest income was $10.4 million for the third quarter of 2010 compared to $10.9 million for the same period in 2009. Noninterest income totaled $23.7 million for the nine month period ended September 30, 2010, compared to $44.1 million for the same period in 2009.  Gains on the sale of loans originated by the Mortgage Corporation are the largest component of noninterest income. Gains on the sale of loans totaled $10.5 million and $24.1 million for the three and nine month periods ended September 30, 2010, compared to $9.9 million and $38.3 for the same periods of 2009.  Gains on the sale of loans fluctuate with the volume of mortgage loans originated.  During the nine months ended September 30, 2010, the Mortgage Corporation originated $561.1 million in mortgage loans, down from $1.2 billion for the same period in 2009.

For the nine months ended September 30, 2010 other income reflected a loss of $2.0 million as a result of a $3.6 million loss relating to derivatives and hedging activities associated with loans held for sale and a $4.1 million decrease in mortgage loan settlement fees due to a restructuring of fees on mortgage loans.  Losses on hedging activities occur when the market value of the loans being hedged increases, conversely when the market value of the loans being hedged declines, the market value of the securities used to hedge our loans increase and gains on hedging activities are realized.

Noninterest Expense

Noninterest expense totaled $12.3 million and $31.8 million for the three and nine months ended September 30, 2010, compared to $12.0 million and $44.5 million and for the same period in 2009.   Salaries and employee benefits totaled $6.0 million and $16.6 million for the three and nine months ended September 30, 2010, compared to $6.0 million and $21.4 million for the same period last year.  The decrease is primarily due to lower commissions paid in 2010 related to the decrease in mortgage loan originations. Other operating expenses totaled $5.7 million and $13.3 million for the three and nine months ended September 30, 2010, compared to $5.4 million and $21.1 million for the same period in 2009.   Advertising expense decreased $2.2 million for the nine months ended September 30, 2010 compared to the same period in 2009.  Management fees decreased $3.5 million for the nine months ended September 30, 2010 compared to the same period in 2009.  Management fees relate to the operation of certain Mortgage Corporation branches and fluctuate with the volume of loan production. The provision for losses on loans sold decreased $949 thousand for the nine months ended September 30, 2010 compared to the same period in 2009. This provision relates to potential expenses associated with liability under standard representation and warranties on mortgage loans sold.

The table below provides the composition of other operating expenses.

	Nine Months Ended September 30,
	2010	2009
	(In Thousands)

Provision for losses on loans sold	$2,400	$3,349
Management fees expense	2,105	5,573
Advertising and promotional expense	2,034	4,255
OREO Expense	1,324	1,052
Investor fees expense	568	1,237
Accounting and auditing expense	460	460
Loan and collection expense	399	284
Data processing expense	379	364
Business and franchise tax expense	341	336
FDIC insurance expense	324	947
Consulting fees expense	285	260
CDARS fee expense	285	76
Credit report expense	272	382
Telephone expense	165	69
Other	1,935	2,479
	$13,276	$21,123

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities.  Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding.  At September 30, 2010, overnight interest-bearing balances totaled $19.5 million compared to $25.3 million at December 31, 2009.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings.  At September 30, 2010, the Bank had a line of credit with the FHLB totaling $222.5 million and had outstanding short-term loans of $5.8 million, and an additional $7.6 million in term loans at fixed rates ranging from 2.55% to 4.97% leaving $209.1 million available on the line.  In addition to the line of credit at the FHLB, the Bank and the Mortgage Corporation also issue repurchase agreements and commercial paper.

As of September 30, 2010, outstanding repurchase agreements totaled approximately $36.9 million and commercial paper issued and other short-term borrowings amounted to $27.0 million.  The interest rates on these instruments are variable and subject to change daily.  The Bank also maintains federal funds lines of credit with its correspondent banks and, at September 30, 2010, these lines totaled $21.9 million and were available as an additional funding source.  The Corporation also has $6.2 million in subordinated debentures to support the capital needs of the Bank.

On February 11, 2009 the Bank issued $30.0 million in long term debt that is backed by the full faith and credit of the United States under the FDIC’s Temporary Liquidity Guarantee Program.  The note bears interest at 2.74% plus a 1% guarantee fee and matures February 15, 2012.  The proceeds were used to supplement traditional sources of liquidity and to provide funding for loans.

Management believes the Corporation is well positioned with liquid assets, the ability to generate liquidity through liability funding and the availability of borrowed funds, to meet the liquidity needs of depositors and customers’ borrowing needs.

The following table presents the composition of borrowings at September 30, 2010 and December 31, 2009.

Borrowed Funds Distribution

	September 30,	December 31,
	2010	2009
	(In Thousands)
At Period End
FHLB advances	$5,833	$20,179
FHLB long-term borrowings	7,589	16,333
Securities sold under agreements to repurchase and federal funds purchased	36,933	26,804
Other short-term borrowings	27,049	17,267
Subordinated debentures	6,186	6,186
FDIC term note	29,998	29,997
Total at period end	$113,588	$116,766

	September 30,	December 31,
	2010	2009
	( In Thousands)
Average Balances
FHLB advances	$12,489	$23,676
FHLB long-term borrowings	9,801	24,026
Securities sold under agreements to repurchase and federal funds purchased	26,028	23,283
Other short-term borrowings	21,449	17,817
Subordinated debentures	6,186	6,186
FDIC term note	29,997	26,627
Total average balance	$105,950	$121,615

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates.  The simulation model projects net interest income based on various interest rate scenarios over a twelve month period.  The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities.  The table below reflects the outcome of these analyses at September 30, 2010 and December 31, 2009, assuming budgeted growth in the balance sheet. According to the model run for the nine month period ended September 30, 2010, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 1.55%.  Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment.  While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings September 30, 2010	Hypothetical Percentage Change in Earnings December 31, 2010
3.00%	8.80%	4.01%
2.00%	4.87%	3.92%
1.00%	1.55%	3.86%

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

PART II - OTHER INFORMATION

Item 1. Legal  Proceedings

The Corporation, the Bank and the Mortgage Corporation are from time to time parties to legal proceedings arising in the ordinary course of business.  Management is of the opinion that these legal proceedings will not have a material adverse effect on the Corporation’s financial condition or results of operations.  From time to time the Bank and the Mortgage Corporation may initiate legal actions against borrowers in connection with collecting defaulted loans.  Such actions are not considered material by management unless otherwise disclosed.

Item 1A.  Risk Factors

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the third quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000.  The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
July 1 - July 31, 2010	18,795	$5.99	18,795	1,246,337
August 1 - August 31, 2010	9,850	5.95	9,850	1,236,487
September 1 - September 30, 2010	8,800	6.12	8,800	1,227,687
	37,445	$6.01	37,445	1,227,687

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

Access National Corporation
(Registrant)

Date: November 12, 2010	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November12, 2010	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)