Form 10-Q/A
period 2010-09-30
ACCESS NATIONAL CORP
filed 2010-11-15
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Access National Corporation (the “Corporation”) is filing this Amendment No.1 on Form 10-Q/A (this “Amendment”) with respect to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 12, 2010 (the “Original Filing”) to correct two typographical errors in the Original Filing.  In particular:

•
In the Corporation’s Consolidated Balance Sheets, on page 2 of the Original Filing, total assets was incorrectly stated as “$800,266” (in thousands) and should have been stated as “$804,838” (in thousands).  This amount has been corrected in the Corporation’s Consolidated Balance Sheets on page 2 of this Amendment.

•
In Note 8 – Derivatives of the Corporation’s Notes to the Unaudited Consolidated Financial Statements, in the fourth paragraph on page 15 of the Original Filing, the fair value of derivative financial instruments at September 30, 2010 was incorrectly stated as “$1.1 million” and should have been stated as “$845 thousand.”  This amount has been corrected in the Corporation’s Notes to the Unaudited Consolidated Financial Statements on page 15 of this Amendment.

In addition, the dates on the signature page has been updated to the current date and certifications filed as exhibits to the Original Filing have been re-executed and re-filed with this Amendment.

Except as described above, the Original Filing has not been amended, updated or otherwise modified.  The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including the Corporation’s cautionary statement regarding forward-looking statements. Accordingly, this Amendment should be read in conjunction with the Original Filing.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets, September 30, 2010 and December 31, 2009 (Audited)	Page 2
	Consolidated Statements of Income, three months ended September 30, 2010 and 2009	Page 3
	Consolidated Statements of Income, nine months ended September 30, 2010 and 2009	Page 4
	Consolidated Statements of Changes in Shareholders' Equity, nine months ended September 30, 2010 and 2009	Page 5
	Consolidated Statements of Cash Flows, nine months ended September 30, 2010 and 2009	Page 6
	Notes to Consolidated Financial Statements (Unaudited)	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 38
Item 4.	Controls and Procedures	Page 39

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 39
Item1A.	Risk Factors	Page 39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 40
Item 3.	Defaults Upon Senior Securities	Page 40
Item 4.	(Removed and Reserved)	Page 40
Item 5.	Other Information	Page 40
Item 6.	Exhibits	Page 41
	Signatures	Page 42

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$13,012	$5,965
Interest-bearing deposits in other banks and federal funds sold	19,493	25,256
Securities available for sale, at fair value	148,203	43,095
Restricted stock	4,572	4,743
Loans held for sale, at fair value	123,048	76,232
Loans	478,327	486,564
Allowance for loan losses	(9,722)	(9,127)
Net loans	468,605	477,437
Premises and equipment	8,552	8,759
Accrued interest receivable	2,653	2,409
Other real estate owned	3,276	5,111
Other assets	13,424	17,872
Total assets	$804,838	$666,879

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$87,446	$69,782
Savings and interest-bearing deposits	160,897	138,988
Time deposits	358,614	257,875
Total deposits	606,957	466,645
Other liabilities
Short-term borrowings	69,815	64,249
Long-term borrowings	37,587	46,330
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	11,638	15,691
Total liabilities	$732,183	$599,101

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,459,826 shares at September 30, 2010 and 10,537,428 shares at December 31, 2009	$8,734	$8,799
Additional paid in capital	18,207	18,552
Retained earnings	45,391	40,377
Accumulated other comprehensive income, net	323	50
Total shareholders' equity	72,655	67,778
Total liabilities and shareholders' equity	$804,838	$666,879

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

At September 30, 2010 and December 31, 2009, the Mortgage Corporation had derivative financial instruments with a notional value of $181.2 million and $103.0 million, respectively.  The fair value of these derivative instruments at September 30, 2010 and December 31, 2009 was $845 thousand and $139 thousand, respectively, and was included in other assets.

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

Access National Corporation
(Registrant)

Date: November 15, 2010	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)