Form 10-K
period 2010-12-31
ACCESS NATIONAL CORP
filed 2011-03-29
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   December 31, 2010

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
                              (Title of each class)  None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $46,159,558.

As of March 18, 2011, there were 10,334,430 shares of Common Stock, par value $0.835 per share, of Access National Corporation issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 24, 2011, are incorporated by reference in Part III of this Form 10-K.

Access National Corporation
FORM 10-K

PART I

In addition to historical information, the following report contains forward-looking statements that are subject to risks and uncertainties that could cause Access National Corporation’s actual results to differ materially from those anticipated.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report. For discussion of factors that may cause our actual future results to differ materially from those anticipated, please see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” herein.

ITEM 1 – BUSINESS

Access National Corporation (the “Corporation” or “ANC”) was organized June 15, 2002 under the laws of Virginia to operate as a bank holding company.  The Corporation has two active wholly owned subsidiaries:  Access National Bank (the “Bank” or “ANB”), and Access National Capital Trust II.  Effective June 15, 2002, pursuant to an Agreement and Plan of Reorganization dated April 18, 2002 between the Corporation and the Bank, the Corporation acquired all of the outstanding stock of the Bank in a statutory share exchange transaction.

The Bank is the primary operating business of the Corporation.  The Bank provides credit, deposit and mortgage services to middle market commercial businesses and associated professionals, primarily in the greater Washington, D.C. Metropolitan Area. The Bank was organized under federal law in 1999 as a national banking association to engage in a general banking business to serve the communities in and around Northern Virginia.  Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and associated individuals.  The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels.  The various operating and non-operating entities that support the Corporation’s business directly and indirectly are listed below:

ENTITY /	PARENT	YEAR
ACTIVITY	COMPANY	ORGANIZED

Access National Corporation	N/A	2002

A Virginia corporation with common stock listed on the NASDAQ Global Market, and serves as the Bank’s holding company.  The bank holding company is subject to regulatory oversight by the Federal Reserve System.  Its primary purpose is to hold the common stock of the commercial bank subsidiary and support related capital activities.

Access National Bank	ANC	1999

Primary operating entity holding a national bank charter issued under the laws of the United States.  Its principal activities are subject to regulation by the Office of the Comptroller of the Currency (“the Comptroller”).  The Bank’s primary business is serving the credit, depository and cash management needs of businesses and associated professionals.  Deposits of the Bank are insured by the FDIC.

Access National Mortgage Corporation (“ANMC” or the “Mortgage Corporation”)
ANB	1985
A Virginia corporation engaged in residential mortgage lending.  The entity was formerly known as Mortgage Investment Corporation (MIC), which was organized in 1985.  MIC was acquired by ANB in 1999 pursuant to a merger agreement between MIC and ANB, and the name changed to ANMC in 2000.  Activities are supervised by the Bank’s primary regulator, the Comptroller.

Access Capital Management, LLC (“ACM”)	ANB	2010

A Virginia limited liability company whose sole member is ANB.  ACM is a Registered Investment Advisor with the Securities and Exchange Commission (“SEC”) and provides wealth management services to high net worth individuals, businesses and institutions.  Activities are supervised by the Bank’s primary regulator, the Comptroller, as well as the SEC.

Access Capital Trust II	ANC	2003

A Delaware corporate trust established for the purpose of issuing trust preferred capital securities.

ACME Real Estate, LLC (“ACME” or “ACME Real Estate”)	ANB	2007

A Virginia limited liability company whose sole member is ANB.   ACME is a real estate holding company whose purpose is to hold title to the properties acquired by the Bank either through foreclosure or property deeded in lieu of foreclosure.  Activities are supervised by the Bank’s primary regulator, the Comptroller.

The principal products and services offered by the Bank are listed below:

BUSINESS BANKING SERVICES Lending	BUSINESS BANKING SERVICES Cash Management	PERSONAL BANKING SERVICES

Accounts Receivable Lines of Credit
Accounts Receivable Collection Accounts
Growth Capital Term Loans
Business Acquisition Financing
Partner Buyout Funding
Debt Re-financing
Franchise Financing
Equipment Financing
Commercial Mortgages
Commercial Construction Loans
SBA Preferred Lender Loans

Online Banking
Checking Accounts
Money Market Accounts
Sweep Accounts
Zero Balance Accounts
Overnight Investments
Certificates of Deposit
Business Debit Cards
Lockbox Payment Processing
Payroll Services
Employer Sponsored Retirement Plans

Personal Checking Accounts
Savings / Money Market     Accounts
Certificates of Deposit
Residential Mortgage Loans
Asset Secured Loans
Loans for Business Investment
Construction Loans
Lot & Land Loans
Investment Management
Financial Planning
Retirement Account Services
Qualified Plans

Bank revenues are derived from interest and fees received in connection with loans, deposits, and investments. Interest paid on deposits and borrowings are the major expenses followed by administrative and operating expenses.  Revenues from the Mortgage Corporation consist primarily of gains from the sale of loans and loan origination fees.  Major expenses of the Mortgage Corporation consist of personnel, interest, advertising, and other operating expenses.  Revenue generated by the Bank totaled $37.9 million in 2010 and the Mortgage Corporation contributed $34.2 million and others contributed $1.2 million prior to inter-company eliminations. In 2010, the Bank’s pre-tax earnings amounted to 72.4% of the Corporation’s total income before taxes and the Mortgage Corporation and others contributed the remaining 27.6%.  Historically over the past five years the Bank has contributed over 73% of the Corporation’s consolidated income before taxes.

The economy, interest rates, monetary, and fiscal policies of the federal government and regulatory policies have a significant influence on the Corporation, the Bank, the Mortgage Corporation, and the banking industry as a whole.  During the recession depositors have become more sensitive to the financial standing of banks and more focused on the benefits of FDIC insurance coverage.  These changes have led to a substantial increase in depositor use of the Certificate of Deposit Account Registry Service (“CDARS”) program to obtain deposit insurance above FDIC prescribed coverage limits.  During 2010 this category of time deposits increased from $41.6 million at December 31, 2009 to $234.2 million at December 31, 2010.

The recession is the major contributing factor in the recent increases in loan default rates and foreclosure rates, which has led the Bank to adopt stricter credit standards with respect to loan to value ratios for real estate loans, conservative debt to income ratios and borrower credit scores.  In applying these credit standards, we employ standard and customary methods for the verification of stated information from borrowers.  Prior to 2007 the Bank did not have any significant charge offs or non-performing assets.  For the year ended December 31, 2007, net charge-offs totaled $578 thousand and increased to $5.4 million in 2008 and totaled $4.4 million in 2009.  Net charge-offs in 2010 totaled $1.4 million.  The combination of these factors contributed to the nominal growth in loans of $635 thousand for the year ended December 31, 2009 and approximately $5.0 million for the year ended December 31, 2010.  In 2010 the Bank foreclosed on two residential properties and four commercial properties.  In 2009 the Bank foreclosed on two residential properties and one commercial property.  In 2008 the Bank foreclosed on two residential properties and two commercial properties.  Prior to 2008 the Bank did not have any foreclosures.  In addition to applying more stringent underwriting guidelines to new lending decisions, the Bank has implemented programs to resolve credit issues with existing loans, with foreclosure being the last alternative. For example, senior lenders meet bi-weekly to review problem credits and the status of marketing efforts related to other real estate owned (“OREO”) properties.  In addition, our lending officers are required, when able, to meet and communicate frequently with borrowers experiencing financial difficulties to work on loan restructuring opportunities, obtaining credit enhancements and liquidating collateral.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”) permanently increases the deposit insurance coverage to $250 thousand, provides unlimited federal deposit insurance for noninterest-bearing transaction accounts at all insured depository institutions until December 31, 2012 and lifts the prohibition of the payment of interest on commercial checking accounts.

The Bank operates from five banking centers located in Chantilly, Tysons Corner, Reston, Leesburg and Manassas, Virginia and online at www.accessnationalbank.com.  Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities.

The Mortgage Corporation specializes in the origination of conforming and government insured residential mortgages to individuals in the greater Washington, D.C. Metropolitan Area, the surrounding areas of its branch locations, outside of its local markets via direct mail solicitation, and otherwise.  The Mortgage Corporation has established offices throughout Virginia, in Fairfax, Reston, Roanoke, and McLean. Offices outside the state of Virginia include Crofton in Maryland, Nashville in Tennessee, Denver in Colorado, Indianapolis in Indiana, Atlanta in Georgia, Winchester in Massachusetts, and San Antonio in Texas.

The following table details the geographic distribution of the real estate collateral securing mortgage loans originated by the Mortgage Corporation in the periods indicated.  The individually named states are those in which the Mortgage Corporation had a physical presence during the periods described.  In addition to making loans for purchases within its markets, the Mortgage Corporation makes loans to borrowers for second homes located elsewhere, as well as utilizes direct mail to solicit loans outside its local markets, which practices account for the “Other States” category.  Percentages are of the total dollar value of originations, as opposed to the number of originations.

Loan Originations by State

	Year Ended December 31,
	2010	2009	2008

COLORADO	3.92%	4.84%	3.28%
GEORGIA	4.06%	3.81%	4.36%
ILLINOIS	0.00%	1.82%	1.86%
INDIANA	8.22%	0.78%	0.70%
MASSACHUSETTS	2.69%	2.87%	2.98%
MARYLAND	8.85%	7.50%	12.11%
TENNESSEE	5.60%	3.72%	4.47%
TEXAS	4.45%	4.00%	4.26%
VIRGINIA	27.92%	22.23%	21.15%
	65.71%	51.57%	55.17%
Other States	34.29%	48.43%	44.83%
	100.00%	100.00%	100.00%

The Mortgage Corporation’s activities rely on insurance provided by the Department of Housing and Urban Development (“HUD”) and the Veterans Administration. In addition we underwrite mortgage loans in accordance with guidelines for programs under Fannie Mae and Freddie Mac that make these loans marketable in the secondary market.

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

The Corporation and its subsidiaries are headquartered in Fairfax County, Virginia and primarily focus on serving the greater Washington, D.C. Metropolitan Area.

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

Our core competency is judgmental discipline of commercial lending based upon personnel and practices that help our clients strategize and grow their businesses from a financial perspective.  As financial success takes hold in the business, personal goals and wealth objectives of the business owners become increasingly important.  Our second competency is a derivative of the first.  We have the personnel and know how to provide private banking services and the skills and strategy that assist our individual clients to acquire assets, build wealth, and manage their resources.  Mortgage banking and the related activities in our model goes hand-in-hand with supplying effective private banking services.  Unlike most banking companies, the heart of our Mortgage Corporation is ingrained into our commercial bank, serving the same clients side-by-side in a coordinated and seamless fashion.  We believe that lending is not enough in today’s environment to attract and retain commercial and professional clients.  The credit services must be backed up by competitive deposit and cash management products and operational excellence. We have made significant investments in skilled personnel and the latest technology to ensure we can deliver these services.

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

We expect to grow our Bank by continuing to hire and train our own skilled personnel, and provide a sound infrastructure that facilitates the success of businesses, their owners and key personnel, not only today but tomorrow and on into the ensuing decades.

Lending Activities

The Bank’s lending activities involve commercial real estate loans, residential mortgage loans, commercial loans, commercial and residential real estate construction loans, home equity loans, and consumer loans.  These lending activities provide access to credit to small to medium sized businesses, professionals, and consumers in the greater Washington, D.C. Metropolitan Area. Loans originated by the Bank are classified as loans held for investment.  The Mortgage Corporation originates residential mortgages and home equity loans that are held on average fifteen to thirty days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Mortgage Corporation is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration.  In certain circumstances, the Bank will purchase adjustable rate mortgage loans in the Bank’s market area directly from the Mortgage Corporation to supplement loan growth in the Bank’s portfolio.  These circumstances are infrequent and such purchases totaled $959 thousand in 2009 and $490 thousand in 2010.  Loans held in the Bank’s portfolio at December 31, 2010 resulting from the Mortgage Corporation’s inability to sell the loan to a third party total approximately $2.2 million. The Mortgage Corporation also brokers loans that do not conform to their existing products.  Each of our principal loan types are described below.

At December 31, 2010 loans held for investment totaled $491.5 million compared to $486.6 million at year end 2009.  During 2010 loan demand continued to be weak as a result of economic conditions and stricter underwriting standards, which we strengthened during 2009, requiring more conservative target thresholds of debt to income ratios, loan to value ratios for real estate loans, and higher credit scores.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan, in general, the Bank’s lending limit to any one borrower on loans that are not fully secured by readily marketable or other permissible collateral is equal to 15% of the Bank’s capital and surplus.  Permissible collateral consists of:  inventory, accounts receivable, general intangibles, equipment, real estate, marketable securities, cash, and vehicles. The Bank has established relationships with correspondent banks to participate in loans when loan amounts exceed the Bank’s legal lending limits or internal lending policies. At December 31, 2010 unsecured loans were comprised of $3.0 million in commercial loans and approximately $170 thousand in consumer loans and collectively equal approximately 0.6% of the loans held for investment portfolio.

We have an established credit policy that includes procedures for underwriting each type of loan and lending personnel have been assigned specific authorities based upon their experience.  Loans in excess of an individual loan officer’s authority are presented to our Loan Committee for approval.  The Loan Committee meets weekly to facilitate a timely approval process for our clients.  Loans are approved based on the borrower’s capacity for credit, collateral and sources of repayment. Loans are actively monitored to detect any potential performance issues.  We manage our loans within the context of a risk grading system developed by management based upon extensive experience in administering loan portfolios in our market.  Payment performance is carefully monitored for all loans.  When loan repayment is dependent upon an operating business or investment real estate, periodic financial reports, site visits, and select asset verification procedures are used to ensure that we accurately rate the relative risk of our assets.  Based upon criteria that are established by management and the Board of Directors, the degree of monitoring is escalated or relaxed for any given borrower based upon our assessment of the future repayment risk.

The Bank did not hold any pay option adjustable rate mortgages, loans with teaser rates, subprime loans, Alt A loans or any other loans considered to be “high-risk loans” in its loans held for investment portfolio during 2010, 2009 or 2008.  The Mortgage Corporation did not originate any subprime loans during 2010, 2009 and 2008, and the Mortgage Corporation originated no Alt A loans in 2010 or 2009 and only two Alt A loans in 2008.  The Mortgage Corporation did not offer Alt A or subprime lending programs in 2010 or 2009, and the Corporation does not expect to offer these programs through the Mortgage Corporation in the future.

Loan Portfolio – Loans Held for Investment.  The following outlines the composition of loans held for investment.

Commercial Real Estate Loans:  Also known as Commercial Mortgages, loans in this category represent 44.4% of our loan portfolio held for investment, as of December 31, 2010.   These loans generally fall into one of three situations: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment.  Commercial Real Estate Loans are secured by the subject property and underwritten to policy standards.  Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans:  This category includes loans secured by first or second mortgages on one to four family residential properties, generally extended to Bank clients, and represents 28.0% of the portfolio, as of December 31, 2010.  Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio:  Home Equity Lines of Credit 15.8%; First Trust Mortgage Loans 67.3%; Loans Secured by a Junior Trust 13.6%; Multi-Family Loans and Loans Secured by Farmland 3.3%.

Home Equity Loans are extended to borrowers in our target market.  Real estate equity is the largest component of consumer wealth in our marketplace.  Once approved, this consumer finance tool allows the borrowers to access the equity in their home or investment property and use the proceeds for virtually any purpose.  Home Equity Loans are most frequently secured by a second lien on residential property. One to Four Family Residential First Trust Loan, or First Trust Mortgage Loan, proceeds are used to acquire or refinance the primary financing on owner occupied and residential investment properties. Junior Trust Loans, or Loans Secured by Second Trust Loans, are to consumers wherein the proceeds have been used for a stated consumer purpose.  Examples of consumer purposes are education, refinancing debt, or purchasing consumer goods.  The loans are generally extended in a single disbursement and repaid over a specified period of time.

Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and Board of Directors: repayment source and capacity, value of the underlying property, credit history, savings pattern, and stability.

Commercial Loans: Commercial Loans represent 19.3% of our loan portfolio held for investment as of December 31, 2010.  These loans are to businesses or individuals within our target market for business purposes.  Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business.  These loans are underwritten based upon our assessment of the obligor(s)’ ability to generate operating cash flow in the future necessary to repay the loan.  To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 7.8% of our held for investment loan portfolio, as of December 31, 2010.  These loans generally fall into one of four circumstances:  first, loans to construct owner occupied commercial buildings; second, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; third, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and fourth, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings.  Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time.  The loans typically carry recourse to principal borrowers.  In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk.  To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications, and time frames.

Consumer Loans:  Consumer Loans make up approximately 0.6% of our loan portfolio.  Most loans are well secured with assets other than real estate, such as marketable securities or automobiles.  Very few loans are unsecured.  As a matter of operation, management discourages unsecured lending.  Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and Board of Directors: repayment source and capacity, collateral value, credit history, savings pattern, and stability.

Loans Held for Sale (“LHFS”). Loans in this category are originated by the Mortgage Corporation and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan. Loan proceeds are used for the purchase or refinance of the property securing the loan.  Loans are sold with the servicing released to the investor.  The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to thirty days.  In 2010, we originated $824.7 million of loans processed in this manner, down from $1.5 billion in 2009.  At December 31, 2010 loans held for sale totaled $82.2 million compared to $76.2 million at year end 2009.  The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender.  We are paid a fee for procuring and packaging brokered loans.   In 2010, we originated a total volume of $84.2 million in residential mortgage loans under this type of delivery method.  Brokered loans accounted for 9.3% of the total loan volume of the Mortgage Corporation.  The risks associated with this activity are limited to losses or claims arising from fraud.

Deposits

Deposits are the primary source of funding loan growth.  At December 31, 2010 deposits totaled $627.8 million compared to $466.6 million on December 31, 2009.

Market Area

The Corporation, the Bank, and the Mortgage Corporation are headquartered in Fairfax County and primarily serve the Northern Virginia region and the Greater Washington, D.C. Metropolitan Area.  We believe that the economic conditions in Fairfax County provide a reasonable proxy for economic conditions across our primary market, the greater Washington, D.C. Metropolitan Area.  Fairfax County is a diverse and thriving urban county.  As per the 2010 Census, the population of the county was 1,081,726, making it the most populous jurisdiction in the Commonwealth of Virginia, with about 13.5% of Virginia's population.  The proximity to Washington, D.C. and the influence of the federal government and its spending provides somewhat of a recession shelter for the area.  The U.S. Census Bureau and the Fairfax County government provide the following information about current economic conditions and trends in Fairfax County.

The median sales price of new single-family homes in Fairfax County that sold in January through November, 2010 was $818,727, up 3.4% from $791,984 in 2009 and compared to $926,498 in 2008.  In 2010 building permits for single family homes in Fairfax County totaled 806 units, compared to 769 units in 2009, and 892 units in 2008.

The commercial office vacancy rate in Fairfax County at mid year 2010 was 13.3% down from 15.35% for the same period in 2009.  In 2010 there was 113.0 million square feet of office space available compared to 111.5 million square feet available in 2009.  While vacancy rates and building permits are common measures of the general health of the real estate industry, we have not discerned any material correlation between such measures and the performance of our loan portfolio.

At December 31, 2010 and 2009, the Bank had approximately $81 million and $95 million, respectively in income producing commercial real estate loans.  The properties securing these loans are generally small office buildings and industrial properties located in our trade area with less than ten tenants.  Income producing property loans are underwritten with personal and business guarantees that provide secondary sources of repayment and mitigate market risk factors.

The unemployment rate for Fairfax County was 4.4% in December, 2010 compared to 6.4% for the state of Virginia and 9.1% for the nation.  At December 31, 2009 the unemployment rate for Fairfax County was 4.7%, 6.7% for the state of Virginia and 9.7% for the nation.

The median household income in Fairfax County was $102,499 in 2009 down from $107,400 in 2008 and $105,200 in 2007.

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

Employees

At December 31, 2010 the Corporation had 277 employees, 100 of whom were employed by the Bank and 177 of whom were employed by the Mortgage Corporation.  None of the employees of the Corporation is subject to a collective bargaining agreement.  Management considers employee relations to be good.

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

General. The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly, and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, the Corporation is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which aimed at improving corporate governance and reporting procedures and requires expanded disclosure of the Corporation’s corporate operations and internal controls.

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

As a national bank, the Bank is subject to regulation, supervision, and regular examination by the Comptroller.  Each depositor’s account with the Bank is insured by the FDIC to the maximum amount permitted by law. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by federal banking law.

The regulations of the FDIC, the Comptroller, and FRB govern most aspects of the Corporation’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings, and numerous other matters.

As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation’s business is particularly susceptible to changes in state and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

The Dodd-Frank Act.   On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act, among other things includes the following:

•
Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws.

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries.

•
Permanently increases the deposit insurance coverage to $250 thousand and provides unlimited federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions until December 31, 2012, and allows depository institutions to pay interest on business checking accounts starting July 2011.

•
Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the Deposit Insurance Fund (“DIF’), and increases the floor of the size of the DIF.

•
Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its subsidiaries, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Corporation and the Bank could require the Corporation and the Bank to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its common stock. As a bank holding company, the Corporation is a separate legal entity from the Bank.  Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank.  The amount of dividends that may be paid by the Bank depends upon the Bank’s earnings and capital position and is limited by federal and state law, regulations, and policies.  In addition to specific regulations governing the permissibility of dividends, both the FRB and the Virginia Bureau of Financial Institutions are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Bank would be an unsafe and unsound banking practice.  The Corporation meets all regulatory requirements and began paying dividends in February 2006.  The Corporation paid dividends totaling $423 thousand in 2010. See “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Capital Requirements. The FRB, the Comptroller, and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on-and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, non-cumulative perpetual preferred stock, minority interests in consolidated subsidiaries, and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments, and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets level of 8% (the “Risk-based Capital Ratio”). Of the total 8%, at least 4% of the total qualifying capital to risk weighted assets (the “Tier 1 Risk-based Capital Ratio”) must be Tier 1 capital.

The FRB, the Comptroller, and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2010, the Corporation and Bank both met all applicable capital requirements imposed by regulation.

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

     b.     Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a Risk-based Capital Ratio of 8% or greater, (ii) having a Tier 1 Risk-based Capital Ratio of 4% or greater and (iii) having a Leverage Ratio of 4% or greater or a Leverage Ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity, and Sensitivity to market risk) rating system.

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

As of December 31, 2010, both the Corporation and the Bank were considered “well capitalized”.

Basel III Capital Framework.  In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III". Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.  Implementation is presently scheduled to be phased in between 2014 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure "Common Equity Tier 1" (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a "countercyclical capital buffer," generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.
•	4.5% Tier 1 capital to risk-weighted assets.
•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act (as defined and discussed above) requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

Deposit Insurance. The Bank's deposits are insured up to applicable limits by the DIF of the FDIC.  In November 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Act that provides for unlimited insurance coverage of certain noninterest-bearing accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

The FDIC has set a designated reserve ratio of 1.35% ($1.35 for each $100 of insured deposits) for the DIF. The Federal Deposit Insurance Act of 2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given timeframe. The DIF reserve ratio calculated by the FDIC at December 31, 2010 was a negative .12% and therefore, the FDIC needs to increase premiums charged to banks.

In 2010, the annual insurance premiums on bank deposits insured by the DIF varied between $.07 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.78 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

On November 12, 2009, the FDIC adopted a final rule requiring depository institutions to prepay their estimated quarterly insurance premium for fourth quarter 2009 and all of 2010, 2011 and 2012. The Bank prepaid $2.8 million of such premium on December 30, 2009 and $2.2 million remained as a prepaid balance at December 31, 2010.

In February 2011, the FDIC approved a final rule that changes the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks, and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incidental or complimentary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services, and limited merchant banking activities.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act (the “CRA”).  In addition, the bank holding company must file with the FRB a declaration of its intention to become a financial holding company. While the Corporation satisfies these requirements, the Corporation has not elected for various reasons to be treated as a financial holding company under the GLBA.

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

Community Reinvestment Act.   The Bank is subject to the requirements of CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to three performance tests. These factors also are considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

Mortgage Banking Regulation. The Bank’s mortgage banking subsidiary is subject to the rules and regulations of, and examination by, HUD, the Federal Housing Administration, the Department of Veterans Affairs, and state regulatory authorities with respect to originating, processing, and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated there under. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered, and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, and income level.

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

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S.Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers, and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Consumer Laws and Regulations. The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act, among others.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers.  The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010, extended by subsequent amendment from December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 125 basis points per annum, depending on the initial maturity of the debt and its date of issuance. The fee assessment for deposit insurance coverage on amounts in covered accounts exceeding $250,000 was an annualized 10 basis points through December 31, 2009 and is an annualizes 15 basis points for coverage in 2010 for institutions in risk category 1. The Bank elected to participate in both guarantee programs.  On February 11, 2009 the Bank issued $30.0 million in new senior unsecured debt at 2.74% maturing February 15, 2012 under the TLG Program.  The proceeds to the Bank from the issuance of senior unsecured debt under the TLGP were used to repay FHLB short term borrowings and to provide additional liquidity.  We believe that the discontinuance of the TLGP will not have a material impact on the Corporation because the Bank intends to repay the debt at maturity on February 15, 2012.

Incentive Compensation. In June 2010, the FRB, the Comptroller and the FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

ITEM 1A – RISK FACTORS

Risks Related to the Corporation’s Business

Our future success will depend on our ability to compete effectively in the highly competitive financial services industry in Northern Virginia.

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

Our profitability depends on interest rates generally, and we may be adversely affected by changes in government monetary policy or by fluctuations in interest rates.

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

Changes in interest rates, particularly by the Board of Governors of the FRB, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans.  In setting its policy, the FRB may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements.  These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations.  In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money.  This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations.  We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk.  Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations

At December 31, 2010 approximately 74.9% of the loans held for investment were variable rate loans.  A majority of these loans are based on the prime rate and will adjust upwards as the prime rate increases.  While the variable rate structure on these loans reduces interest rate risk for the Bank, increases in rates may cause the borrower’s required payment to increase which, in turn, may increase the risk of payment default.

Because we make loans primarily to local small and medium sized businesses, our profitability depends significantly on local economic conditions, particularly real estate values, and the success of those businesses.

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

In addition to assessing the financial strength and cash flow characteristics of each of our borrowers, the Bank often secures loans with real estate collateral.  At December 31, 2010, approximately 80.1% of our Bank’s loans held for investment have real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Although we have made a limited number of acquisitions, we may face a broad range of risks in connection with future acquisitions that could result in those acquisitions not increasing shareholder value.

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

We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio.  Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us.  The amount of future losses, however, is susceptible to changes in borrowers’ circumstances and economic and other market conditions, including changes in interest rates and collateral values that are beyond our control and these future losses may exceed our current estimates.  Our allowance for loan losses at December 31, 2010 was $10.5 million.  Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or guarantee that our allowance will be adequate in the future.  Excessive loan losses could have a material impact on our financial performance and reduce our earnings and capital.

Our future liquidity needs could exceed our available liquidity sources, which could limit our asset growth and adversely affect our results of operations and financial condition.

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

We operate in a highly regulated industry, and both we and the Bank are subject to extensive regulation and supervision by the FRB, the Comptroller, and the FDIC.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices.  We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.  Many of these regulations are intended to protect depositors and the FDIC’s DIF rather than our shareholders.

SOX, and the related rules and regulations promulgated by the SEC and NASDAQ that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the cost of completing our audit and maintaining our internal controls.  As a result, we may experience greater compliance costs.

Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks that are not subject to similar regulation to offer competing financial services and products, which could place these non-banks in stronger, more favorable competitive positions and which could adversely affect the Corporation’s growth and ability to operate profitably. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Dodd-Frank Act could increase the Corporation’s regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit its future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Corporation and the Bank.  The Dodd-Frank Act will likely increase the Corporation’s regulatory compliance burden and may have a material adverse effect on the Corporation, by increasing the costs associated with regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on the Corporation’s and the Bank’s business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the Act creates a new financial consumer protection agency that could impose new regulations and include its examiners in routine regulatory examinations conducted by the Comptroller. This agency, named the Consumer Financial Protection Bureau, may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Corporation and the Bank.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service.  Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to the Corporation, the Bank and/or the Mortgage Corporation by virtue of the adoption of such policies and best practices by the FRB, Comptroller and FDIC.  The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Corporation with respect to its consumer product and service offerings have yet to be determined.  However, these costs, limitations and restrictions may produce significant, material effects on the Corporation’s business, financial condition and results of operations.

The Dodd-Frank Act also increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries. These and other regulations included in the Dodd-Frank Act could increase the Corporation’s regulatory compliance burden and costs, restrict the financial products and services the Corporation can offer to its customers and restrict the Corporation’s ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which could limit the Corporation’s future capital strategies.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase interest expense.

As part of the Dodd-Frank Act, the prohibition on the ability of financial institutions to pay interest on commercial demand deposit accounts was repealed.  As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits.  The Corporation does not yet know what interest rates other institutions may offer.  If the Corporation begins to offer interest on demand deposit accounts the Corporation’s interest expense may increase and the net interest margin may decline, which could have a material adverse effect on the Corporation’s and the Bank’s business, financial condition and results of operations.

Our hedging strategies do not completely eliminate risks associated with interest rates and we may incur losses due to changes in interest rates that are not effectively hedged.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely and we cannot assure you that our hedging strategy and use of derivatives will offset the risks related to changes in interest rates.  When rates change, we expect to record a gain or loss on derivatives that would be offset by an inverse change in the value of loans held for sale and mortgage-related securities. We utilize a third party consulting firm to manage our hedging activities and we typically hedge 80% of our loan pipeline and 100% of our loans being warehoused.  The derivative financial instruments used to hedge the interest rate risk of our loan pipeline and warehoused loans are forward sales of 15 year and 30 year mortgage backed securities.  The notional amount and fair value of  these derivatives are disclosed in Note 10 of the financial statements on page 64.

The primary risks related to our hedging activities relates to incorrect assumptions relating to pull through and the amount of the pipeline being hedged.  A hedging policy and hedging management committee are in place to control, monitor and manage risks associated with our hedging activity.  The hedging policy quantifies risk tolerance thresholds that ensure the economic risk taken is not material to the Corporation’s financial condition or operating performance. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Item 7A - Quantitative and Qualitative Disclosures About Market Risk.”

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

On February 11, 2011, the U.S. Treasury issued a White Paper titled “Reforming America's Housing Finance Market” (or the “White Paper”) that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Any such proposals, if enacted, may have broad adverse implications for the residential mortgage market, the mortgage-backed securities market and the Mortgage Corporation’s business, operations and financial condition. We expect such proposals to be the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take and how proposals, legislation or policies emanating from the White Paper may impact the residential mortgage market, the mortgage-backed securities market and the Mortgage Corporation’s business, operations and financial condition. We are evaluating, and will continue to evaluate, the potential impact of the proposals set forth in the White Paper on our business and our financial position and results of operations.

Our earnings may be adversely affected if representations and warranties related to loans sold by the Mortgage Corporation are breached and we must pay related claims.

The Mortage Corporation makes representations and warranties that loans sold to their investors meet their program's guidelines, that the information provided by the borrowers is accurate and complete and that the loan documents are complete and executed by the borrowers.  In the event of a default on a loan sold, the investors may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. During the fourth quarter of 2010, Access National Mortgage reached settlement arrangements with it's two largest mortgage investors wherein payments of $3.8 million were made to release the company from known and unknown repurchase obligations associated with approximately $3 billion of mortgage loans. The Mortagage Corporation maintains a reserve in other liabilities for potential losses on mortage loans sold. Earnings may be impacted if this reserve is insufficient to cover claims from the investors.

An economic downturn may adversely affect our operating results and financial condition because our small to medium sized business target market may have fewer financial resources to weather an economic downturn.

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium sized businesses.  These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  If general economic conditions negatively impact this economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

Negative public opinion could damage our reputation and the strength our Access National brand and adversely impact our business, client relationships and earnings.

Reputation risk, or the risk to our businesses’ (including our primary commercial banking business and secondary mortgage lending business) earnings and capital from negative public opinion, is inherent in our business.  Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action.

Virtually all of our businesses operate under the “Access National” brand.  Any actual or alleged conduct by one of our businesses could result in negative public opinion about our other businesses under the Access National brand.  Because our businesses rely on and leverage the strength of the Access National brand any negative public opinion that tarnishes our Access National brand may negatively impact our business, client relationships and financial performance.  Although we take steps to minimize our reputation risk in dealing with our clients and communities, due to the nature of the commercial banking and mortgage lending businesses we will always face some measure of reputational risk.

If recent government actions do not help stabilize the U.S. financial system, the financial condition of our target markets may suffer, which could adversely affect our business.

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

Among many other contributing factors, the recent recession was triggered by instability of financial institutions and large measures of volatility and fear in the financial markets.  This financial instability has led to an economic downturn which, in turn, has harmed the financial condition and performance of our small to medium sized business target market.  If such laws, regulations, and programs fail to help stabilize the financial markets, or recent financial market conditions continue to deteriorate, the financial condition of our small to medium sized business target market would continue to suffer and could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

We have substantial counterparty risk due to our transactions with financial institution counterparties and the soundness of such counterparties could adversely affect us.

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

Current market developments including declining real estate values and rising default rates may continue to adversely affect our industry, business, and results of operations.

Dramatic declines in the housing market during 2008 and 2009, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  Subsequent to the events of 2008 and 2009, during 2010 real estate prices remained low, economic statistics indicated that the United States economy remained in a recession or recession-like condition, and demand for credit and lending activity were below historical levels.  The depressed real estate values and demand for credit and continuing economic recession could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

The economic conditions in our market area have affected and could continue to adversely affect our revenues, earnings and financial condition.  Property values in our market area have declined over the past three years, reducing the value of collateral securing both commercial and residential loans. In addition, the economic conditions have led to an increased number of loan defaults and foreclosures and, as a result and indicative of a general decline in credit quality, the provision for loan losses and loan charge-offs have increased and has negatively impacted our financial results.  After totaling only $232 thousand in 2006, our provision for loan losses charged to expense amounted to $2.6 million in 2007, $5.4 million in 2008, $6.1 million in 2009 and $2.8 million in 2010.  Following zero loan charge-offs in 2005 or 2006, we recognized $580 thousand in charge-offs in 2007, $5.6 million in 2008, $5.3 million in 2009 and $2.0 million in 2010.

Risks Associated With The Corporation’s Common Stock

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

The ownership position of certain shareholders, directors and officers may permit them to exert a major influence on the election of directors and other corporate actions that require a shareholder vote, including change in control transactions.

As of December 31, 2010, our chairman of the board, officers and directors and other principal shareholders collectively beneficially owned approximately 38.7% of the outstanding shares of our common stock.  Our officers and directors collectively beneficially owned approximately 26.5% of our common stock and two other individual shareholders have declared beneficial ownership of an additional 12.2% of our common stock.  This concentration of ownership may allow our directors, acting in their role as substantial shareholders, to exert a major influence over the election of their nominees as directors, especially if voting together with our officers and other significant shareholders.  Our directors, officers, and major shareholders could exercise similar influence over other corporate actions that require a shareholder vote, including change in control transactions.

The trading volume in the corporation’s common stock is less than that of other larger financial services companies.

Although the Corporation’s common stock is listed for trading on the NASDAQ Stock Exchange, the trading volume in its common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Bank and the Mortgage Corporation lease offices that are used in the normal course of business. The principal executive office of the Corporation, Bank, Access Real Estate and Mortgage Corporation is owned by Access Real Estate, a subsidiary of the Bank, and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank leases offices in Chantilly, Tysons Corner, Leesburg, and Manassas, Virginia. The Mortgage Corporation leases offices in Annandale, Fairfax, McLean, Reston, Richmond, and Roanoke in Virginia. The Mortgage Corporation leases an office in Maryland located in Crofton, in addition to the offices in Tennessee, Texas, Indiana, Georgia, Massachusetts and Colorado.  All of the Mortgage Corporation’s leases with the exception of Roanoke are month to month leases and can be terminated with thirty days notice. Access Real Estate owns an undeveloped commercial lot in Fredericksburg that is being held for future expansion of the Bank and Mortgage Corporation.

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

ITEM 4 – Removed and Reserved

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

	2010			2009
	High	Low	Dividends	High	Low	Dividends

First Quarter	$6.77	$5.54	$0.01	$5.17	$3.80	$0.01
Second Quarter	6.75	5.50	0.01	6.80	4.49	0.01
Third Quarter	6.37	5.61	0.01	6.92	5.10	0.01
Fourth Quarter	$6.82	$6.00	$0.01	$6.85	$5.86	$0.01

As of March 18, 2011, the Corporation had 10,334,430 outstanding shares of Common Stock, par value $0.835 per share, held by approximately 431 shareholders of record and the closing price for the Corporation’s common stock on the NASDAQ Global Market was $7.05.

The Corporation paid its twenty first consecutive quarterly cash dividend on February 25, 2011 to shareholders of record as of February 10, 2011. Payment of dividends is at the discretion of the Corporation’s Board of Directors, and is also subject to various federal and state regulatory limitations.  Future dividends are dependent upon the overall performance and capital requirements of the Corporation.  See “Item 1 - Business - Supervision and Regulation - Dividends" for a discussion of regulatory requirements related to dividends.

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2010

The following table details the Corporation’s purchases of its common stock during the fourth quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On April 22, 2008 the number of shares authorized for repurchase under the Share Repurchase Program was increased from 2,000,000 to 2,500,000 shares. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

October 1 - October 31, 2010	65,800	$6.14	65,800	1,161,887
November 1 - November 30, 2010	16,400	6.40	16,400	1,145,487
December 1 - December 31, 2010	1,457	6.50	1,457	1,144,030
	83,657	$6.19	83,657	1,144,030

Stock Performance

The following graph compares the Corporation’s cumulative total shareholder return on its common stock for the five year period ended December 31, 2010 with the cumulative return of a broad equity market index, the Standard & Poor’s 500 Index (“S&P 500 Index”) and a peer group constructed by the Corporation (the “Peer Group”).   This presentation assumes $100 was invested in shares of the Corporation and each of the indices on December 31, 2005, and that dividends, if any, were immediately reinvested in additional shares.   The graph plots the value of the initial $100 investment at one-year intervals from December 31, 2005 through December 31, 2010.

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

The Peer Group consists of:

				Total Assets
Company, Headquarters	Exchange	Trading Symbol	Established	12/31/10

Cardinal Financial Corporation	NASDAQ-GS	CFNL	1997	$2,072,018
Fairfax, Virginia

Eagle Bancorp, Inc.	NASDAQ-CM	EGBN	1997	$2,089,370
Bethesda, Maryland

TowneBank	NASDAQ-GS	TOWN	1999	$3,871,018
Portsmouth, Virginia

Valley Financial Corporation	NASDAQ-CM	VYFC	1994	$767,588
Roanoke, Virginia

Virginia National Bank	OTC-BB	VABK	1998	$458,297
Charlottesville, Virginia

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Access National Corporation	100.00	67.22	42.69	34.07	42.25	46.57
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
ANCX Peer Group Index*	100.00	100.76	83.34	86.74	68.42	92.11

*Access National Corporation's peer group consists of the following: Cardinal Financial Corporation (CFNL), Eagle Bancorp, Inc. (EGBN), Towne Bank (TOWN), Valley Financial Corporation (VYFC), Virginia National Bank (VABK)

ITEM 6 – SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements for the five years ended December 31, 2010.  This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

	Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands, Except for Share Data)
Income Statement Data:
Net interest income	$25,029	$23,558	$21,052	$20,122	$18,256
Provision for loan losses	2,816	6,064	5,423	2,588	232
Noninterest income	34,660	56,966	30,813	27,707	27,633
Noninterest expense	44,771	58,971	38,998	39,949	34,212
Income taxes	4,526	5,854	2,700	1,590	3,853
Net Income	$7,576	$9,635	$4,744	$3,702	$7,592

Per Share Data:
Earnings per share
Basic	$0.72	$0.93	$0.46	$0.32	$0.81
Diluted	0.72	0.92	0.46	0.31	0.72
Cash dividends paid	0.04	0.04	0.04	0.04	0.02
Book value at period end	6.96	6.43	5.66	5.35	5.27

Balance Sheet Data:
Total assets	$831,824	$666,879	$702,324	$622,376	$644,782
Loans held for sale	82,244	76,232	84,312	39,144	65,320
Total loans	491,529	486,564	485,929	477,598	433,594
Total securities	124,307	43,095	85,119	69,001	99,276
Total deposits	627,848	466,645	485,401	473,418	438,932
Shareholders' equity	72,193	67,778	57,945	57,961	62,295
Average shares outstanding, basic	10,503,383	10,391,348	10,298,631	11,620,130	9,429,074
Average shares outstanding, diluted	10,525,258	10,432,857	10,423,555	11,866,468	10,541,873

Performance Ratios:
Return on average assets	0.98%	1.35%	0.76%	0.57%	1.29%
Return on average equity	10.85%	15.04%	8.34%	5.84%	17.15%
Net interest margin (1)	3.41%	3.42%	3.48%	3.18%	3.21%

Efficiency Ratios:
Access National Bank	59.02%	60.41%	55.36%	50.87%	48.67%
Access National Mortgage Corp.	84.72%	77.40%	86.65%	107.52%	92.42%
Access National Corporation	75.01%	73.23%	75.19%	83.52%	75.06%

Asset Quality Ratios:
Allowance to period end loans	2.14%	1.88%	1.54%	1.56%	1.26%
Allowance to non-performing loans	122.96%	129.79%	259.55%	449.25%	1514.60%
Net charge-offs to average loans	0.43%	1.08%	1.06%	0.12%	-

(1) Net interest income divided by total average earning assets.

Table continued on next page

ITEM 6 – SELECTED FINANCIAL DATA continued

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands, Except for Share Data)
Average Balance Sheet Data:
Total assets	$772,600	$714,970	$624,450	$649,584	$589,834
Securities, at fair value	107,940	69,758	68,861	94,331	107,165
Loans held for sale	63,868	65,780	25,757	49,750	53,935
Loans	475,726	490,393	484,764	472,372	400,211
Allowance for loan losses	9,485	8,065	8,248	6,170	5,363
Total deposits	572,139	519,477	450,873	444,999	423,788
Junior subordinated debentures	6,186	6,186	6,186	9,237	10,311
Total shareholders' equity	69,827	64,054	56,882	63,343	44,270

Capital Ratios:
Tier 1 risk-based capital	14.25%	13.47%	11.86%	12.41%	15.01%
Total risk-based capital	15.51%	14.73%	13.11%	13.66%	16.18%
Leverage capital ratio	9.56%	10.73%	9.71%	10.07%	11.53%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of the Corporation and its subsidiaries for the years ended December 31, 2010 and 2009. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements.  For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements.  Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document.  Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements.  Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: continued deterioration in general business and economic conditions and in the financial markets and the impact of any policies or programs implemented pursuant to the Dodd-Frank Act, branch expansion plans, interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the FRB, the economy of Northern Virginia, including governmental spending and real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies, and guidelines.  These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements.  Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.  For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Item 1A – Risk Factors” herein.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principals of accounting: (i) Accounting Standards Codification (“ASC”) No. 450-10 Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310-10, Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Other Than Temporary Impairment of Investment Securities

The Bank’s investment portfolio is classified as available-for-sale.  The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary.  Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security.  A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment is considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary-impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.  At December 31, 2010 there were no securities in the securities portfolio with other than temporary impairment.

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

Executive Summary

The Corporation completed its eleventh year of operation and recorded net income of $7.6 million or $0.72 per diluted common share in 2010 compared to $9.6 million or $0.92 per diluted common share in 2009. The decrease in net income over last year was due to record performance during 2009 by our mortgage subsidiary that was not repeated in 2010 due to a decline in refinancing activity. In 2010 the dollar volume of mortgage loan originations excluding brokered loans decreased 45.6% which contributed to a decrease in income before taxes of 60.4% for the mortgage segment.  Income before taxes from the banking segment increased 107.3% from 2009 to 2010, partially due to a $3.2 million decrease in the provision for loan losses as credit quality issues improved.

The target federal funds rate remained at 25 basis points during 2010. The impact of this historically low interest rate environment has negatively affected yields of variable loans and the securities portfolio however the lower cost of funds was favorable. Despite the low interest rate environment net interest margin in 2010 was consistent with 2009.

At December 31, 2010 assets totaled $831.8 million compared to $666.9 million at December 31, 2009. Total loans held for investment were $491.5 million at December 31, 2010 an increase of approximately $5.0 million over last year.  While the overall increase in total loans held for investment is nominal, our commercial loan portfolio increased $22.2 million or 30.5% in 2010.  This increase is due in part to our focus on small to medium sized businesses and providing credit facilities in conjunction with the U.S. Small Business Administration’s (“SBA”) guaranteed loan program.  The Bank was recognized by the SBA as the leading bank provider of SBA loans originated in the Washington Metropolitan Area for the fiscal year ended September 30, 2010.  The SBA lending activity is an important component of our focus on small businesses and expanding our core business relationships.

Investment securities totaled $124.3 million at December 31, 2010 compared to $43.1 million at December 31, 2009. The growth in the investment portfolio is attributable to excess liquidity provided by deposit growth and modest net loan growth during 2010.  All of the securities purchased in 2010 were government agencies.

Deposits totaled $627.8 million at December 31, 2010 compared to $466.6 million at December 31, 2009.  Noninterest-bearing deposit balances totaled approximately $84.0 million compared to $69.8 million at December 31, 2009, a 20.3% increase.

Non-performing assets (“NPA”) totaled approximately $10.4 million or 1.3% of assets at December 31, 2010, down from $12.1 million or 1.8% of assets at December 31, 2009.  NPA are comprised of non-accrual loans totaling $8.6 million and other real estate owned of $1.9 million. The allowance for loan losses totaled $10.5 million or 2.1% of total loans held for investment as of December 31, 2010, compared to $9.1 million or 1.9% at December 31, 2009.

During the fourth quarter, Access National Mortgage reached settlement arrangements with its two largest mortgage investors wherein payments of $3.75 million were made to these investors to release the Mortgage Corporation from known and unknown repurchase obligations associated with approximately $3 billion of mortgage loans. One agreement covers all loans originated prior to 2009 and the other agreement covers all loans originated through December 31, 2010.  Loans covered under the agreements included a disproportionate share of the non-prime and wholesale channel loans sold by the company during the applicable period that pose, in the company’s estimation and experience, the greatest repurchase potential.  The wholesale and non-prime loan programs were terminated by the company in 2007.  After removal of loans covered under the referenced settlement agreements and accounting for repayments, the company estimates there is approximately $2.9 billion of loans sold with remaining balances outstanding for which there may be potential liability, consisting of $1.9 billion in government insured loans, $826 million in prime loans and less than $200 million in non-prime loans.

With respect to ongoing repurchase liability, the Mortgage Corporation’s loss experience in order of magnitude has been greatest to lowest in non-prime loans, prime loans and government loans, respectively.  The Mortgage Corporation has undertaken an extensive analysis of historical run-off rates, claim rates and loss rates given validated claims, in order to formulate a methodology for evaluating loss potential of claims.

The $3.75 million settlement was paid from the existing allowance for loan losses on mortgage loans sold.  The Mortgage Corporation estimates that its remaining reserve of approximately $2.0 million is adequate for all current and future exposure on previous period loan sales that are not covered under the referenced agreements.  The Mortgage Corporation continues to apply a loss reserve methodology to current production that results in a provision expense in each period.   Since adoption of representation and warranty loss reserve accounting in 2006, the reserve has proven adequate in each period to absorb all validated claims.

While we continue to see signs of improvement in the economy, the health of the residential real estate market remains critical to any economic recovery.  The resale housing market is stabilizing across most of the greater Washington D.C. Metropolitan area although price gains have been largely confined to Northern Virginia with average sales prices up by approximately 8.9 percent from last year. Fairfax County’s unemployment rate at 4.4% is the third lowest of the 22 major jurisdictions making up the greater Washington Metropolitan D.C. area.  The unemployment rate for the surrounding counties of Arlington and Loudoun was 3.7% and 4.2% respectively.

Although we believe that the credit quality of our primary business and professional customers has stabilized and has begun to improve, we will continue to focus on improving the credit quality of our loan portfolio and reducing non-performing assets. The Corporation is optimistic going into 2011 with a strong capital base and positioned for continued growth.

RESULTS OF OPERATIONS

Net income for 2010 totaled $7.6 million, or $0.72 per diluted common share compared to $9.6 million or $0.92 per diluted common share in 2009.  Earnings in 2010 were impacted by a decrease in income generated from the mortgage banking segment as a result of a 34.0% decrease in gains on sale of loans resulting from 45.6% decline in mortgage loan originations from 2009 to 2010.   Interest and dividend income for 2010 totaled $35.1 million, down from $37.5 million in 2009 primarily due to changes in the composition of earning assets. During 2010 average loans held for investment decreased $14.7 million and average investment securities increased $38.8 million.  Average interest-bearing balances and federal funds sold increased $22.4 million from 2009 to 2010.

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

Net Interest Income

Net interest income is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, yields on earning assets and interest rate fluctuations. Net interest income totaled $25.0 million in 2010, up from $23.6 million in 2009.  Average earning assets increased $44.6 million from $689.2 million in 2009 to $733.8 million in 2010.  Average interest-bearing deposits and liabilities increased $47.9 million in 2010.  Net interest margin was 3.42% in 2009 and 3.41% in 2010.  The weighted average yield on earning assets decreased 66 basis points while the weighted average rate paid on interest-bearing liabilities decreased 82 basis points.

Average earning assets were impacted during 2010 by a $38.8 million increase in investment securities combined with a $22.4 million increase in interest-bearing balances and federal funds sold and a $14.7 decrease in loans held for investment.  The increase in lower yielding investment securities and interest-bearing deposits contributed to the 66 basis points decrease in yield on earning assets.

During 2010 the target federal funds rate remained in a range of 0.0% to 0.25% and the prime rate was unchanged at 3.25%.  This low rate environment contributed to the 82 basis points decrease in funding costs.

Net interest income totaled $23.6 million in 2009, up from $21.1 million in 2008.  Average earning assets increased $83.2 million from $606.0 million in 2008 to $689.2 million in 2009.  Average interest-bearing deposits and liabilities increased $64.1 million in 2009.  Net interest margin decreased 6 basis points from 3.48% in 2008 to 3.42% in 2009.  The weighted average yield on earning assets decreased 95 basis points while the weighted average rate paid on interest-bearing liabilities decreased 108 basis points.

The table below, Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities, summarizes the major components of net interest income for the past three years and also provides yields, rates, and average balances.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
For the year ended

	December 31, 2010			December 31, 2009			December 31, 2008
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Securities, at amortized cost(1)	$107,685	$2,242	2.08%	$68,852	$3,038	4.41%	$68,522	$3,440	5.02%
Loans held for sale	63,868	2,982	4.67%	65,780	3,361	5.11%	25,757	1,778	6.90%
Loans(2)	475,726	29,709	6.24%	490,393	30,973	6.32%	484,764	33,097	6.83%
Interest-bearing balances and federal funds sold	86,531	210	0.24%	64,128	154	0.24%	26,911	487	1.81%
Total interest-earning assets	733,810	35,143	4.79%	689,153	37,526	5.45%	605,954	38,802	6.40%
Noninterest-earning assets:
Cash and due from banks	10,927			6,748			5,257
Premises, land and equipment	8,655			8,991			9,475
Other assets	28,693			18,143			12,012
Less: allowance for loan losses	(9,485)			(8,065)			(8,248)
Total noninterest-earning assets	38,790			25,817			18,496
Total Assets	$772,600			$714,970			$624,450

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$30,166	$183	0.61%	$27,224	$278	1.02%	$8,956	$100	1.12%
Money market deposit accounts	132,761	1,345	1.01%	92,682	1,403	1.51%	112,391	2,653	2.36%
Savings accounts	3,939	30	0.76%	4,470	60	1.34%	3,137	101	3.22%
Time deposits	331,162	6,075	1.83%	316,823	8,827	2.79%	263,175	11,197	4.25%
Total interest-bearing deposits	498,028	7,633	1.53%	441,199	10,568	2.40%	387,659	14,051	3.62%
Borrowings:
FHLB Advances	11,413	429	3.76%	23,676	979	4.13%	13,524	454	3.36%
Securities sold under agreements to repurchase and federal funds purchased	29,202	105	0.36%	23,460	115	0.49%	16,433	260	1.58%
Other short-term borrowings	26,674	228	0.85%	17,640	167	0.95%	20,697	363	1.75%
FHLB Long-term borrowings	9,239	312	3.38%	24,026	833	3.47%	54,173	2,195	4.05%
FDIC Term Note	29,998	1,191	3.97%	26,627	1,068	4.01%	-	-	0.00%
Subordinated Debentures	6,186	216	3.49%	6,186	238	3.85%	6,186	417	6.74%
Total borrowings	112,712	2,481	2.20%	121,615	3,400	2.80%	111,013	3,689	3.32%
Total interest-bearing deposits and borrowings	610,740	10,114	1.66%	562,814	13,968	2.48%	498,672	17,740	3.56%
Noninterest-bearing liabilities:
Demand deposits	74,111			78,278			63,214
Other liabilities	17,922			9,824			5,682
Total liabilities	92,033			650,916			567,568
Shareholders' Equity	69,827			64,054			56,882
Total Liabilities and Shareholders' Equity:	$772,600			$714,970			$624,450

Interest Spread(3)			3.13%			2.97%			2.84%

Net Interest Margin(4)		$25,029	3.41%		$23,558	3.42%		$21,062	3.48%

(1) Includes restricted stock
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

	Volume and Rate Analysis

	Years Ended December 31,
	2010 compared to 2009			2009 compared to 2008			2008 compared to 2007
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$(796)	$1,246	$(2,042)	$(402)	$16	$(418)	$(884)	$(1,267)	$383
Loans	(1,643)	(1,012)	(631)	(541)	2,974	(3,515)	(5,428)	(879)	(4,549)
Interest-bearing deposits	56	54	2	(319)	319	(638)	(356)	299	(655)
Federal funds sold	-	-	-	(14)	(7)	(7)	(2)	18	(20)

Total (decrease) increase in interest income	(2,383)	288	(2,671)	(1,276)	3,302	(4,578)	(6,670)	(1,829)	(4,841)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(95)	27	(122)	177	187	(10)	(99)	(11)	(88)
Money market deposit accounts	(58)	493	(551)	(1,250)	(410)	(840)	(2,235)	46	(2,281)
Savings accounts	(30)	(6)	(24)	(42)	32	(74)	(130)	(71)	(59)
Time deposits	(2,752)	384	(3,136)	(2,368)	1,990	(4,358)	(1,611)	311	(1,922)
Total interest-bearing deposits	(2,935)	898	(3,833)	(3,483)	1,799	(5,282)	(4,075)	275	(4,350)
FHLB Advances	(550)	(468)	(82)	525	401	124	(2,743)	(1,861)	(882)
Securities sold under agreements to repurchase	(10)	25	(35)	(145)	82	(227)	(256)	132	(388)
Other short-term borrowings	61	79	(18)	(196)	(48)	(148)	(278)	155	(433)
Long-term borrowings	(398)	(437)	39	(294)	(138)	(156)	177	529	(352)
Trust preferred	(22)	-	(22)	(179)	-	(179)	(389)	(230)	(159)

Total (decrease) increase in interest expense	(3,854)	97	(3,951)	(3,772)	2,096	(5,868)	(7,564)	(1,000)	(6,564)

Increase in net interest income	$1,471	$191	$1,280	$2,496	$1,206	$1,290	$894	$(829)	$1,723

Note:  Interest income and yields are presented on a fully taxable equivalent basis using a 34% tax rate.

Provision for Loan Losses

The provision for loan losses charged to operating expense in 2010 was $2.8 million compared $6.1 million in 2009 and $5.4 million in 2008.  In 2010 the provision for loan losses decreased from 2009 as the volume of net charge offs dropped and the rate of increase in the allowance for loan losses declined as dictated by the allowance for loan loss methodology employed by the Bank. The amount is determined by management to restore the allowance for loan losses to a level believed to be adequate to absorb inherent losses in the loan portfolio based on evaluations as of December 31, 2010.

Noninterest Income

Noninterest income consists of revenue generated from service fees on deposit accounts, gains on sale of loans and other charges, and fees.  The Mortgage Corporation provides the most significant contributions towards noninterest income and is subject to wide fluctuations due to the general interest rate environment and economic conditions. Total noninterest income was $34.7 million in 2010 compared to $57.0 million in 2009.  Gains on the sale of loans originated by the Mortgage Corporation totaled $32.5 million in 2010 compared to $49.3 million in 2009. Gains on the sale of loans decreased in 2010, as a result of a $692.7 million decrease in mortgage loan originations. Other income decreased $6.4 million in 2010 as a  result of losses incurred on hedging activities associated with the origination of mortgage loans held for sale.  When losses occur on instruments used to hedge interest rate risk the value of the loans being hedged increases proportionately and are recognized in gains on the sale of loans.

Total noninterest income was $57.0 million in 2009 compared to $30.8 million in 2008. Gains on the sale of loans originated by the Mortgage Corporation totaled $49.3 million in 2009 compared to $24.9 million in 2008.  Gains on sale of loans increased in 2009 as a result of a $709.3 million increase in mortgage loan originations. Other income totaled $6.3 million in 2009 compared to $3.8 million in 2008.  Included in other income are mortgage loan settlement fees amounting to $5.9 million in 2009, up from $2.9 million in 2008.

Noninterest Expense

Noninterest expense totaled $44.8 million in 2010 compared to $59.0 million in 2009. Compensation and employee benefits, the largest component of noninterest expense, totaled $22.0 million in 2010 compared to $28.1 million in 2009, a decrease of $6.1 million.  The decrease is due to the decrease in volume of mortgage loan originations in 2010 and corresponding reductions in performance-based compensation. Other operating expense totaled $20.1 million in 2010, down from $28.4 million for the year ended December 31, 2009, a decrease of $8.3 million.  The decrease is attributable to the following expense categories.  The provision for losses on mortgage loans sold decreased $1.2 million, due in part to the decrease in loan originations and other factors considered by management in determining the level of the allowance for losses on mortgage loans sold.  As detailed in the Executive Summary of this report, settlements with the Mortgage Corporation’s two largest counterparties were made in the fourth quarter of 2010 that released the Mortgage Corporation from any future known and unknown claims related to approximately $3.0 billion of mortgage loans sold which significantly decreased the amount of required reserves at year end 2010.  Management fees associated with the operation of certain offices of the Mortgage Corporation, decreased $3.9 million largely due to the decrease in mortgage loans originated. Advertising expense decreased $2.8 million due to a reduction in direct mail marketing.

Noninterest expense totaled $59.0 million in 2009 compared to $39.0 million in 2008.  Compensation and employee benefits, the largest component of noninterest expense, totaled $28.1 million in 2009 compared to $20.8 million in 2008, an increase of $7.3 million.  The increase is primarily attributable to a $6.8 million increase in compensation and benefits at the Mortgage Corporation and relates to the increased volume of loan originations in 2009.  Other operating expense totaled $28.4 million for the year ended December 31, 2009 compared to $15.7 million in 2008, an increase of $12.7 million.  The increase is attributable to the following expense categories: advertising expense $1.8 million primarily at the Mortgage Corporation, $0.7 million in investor fees paid in conjunction with selling mortgage loans, $4.8 million in management fees associated with the operation of certain offices of the Mortgage Corporation, $3.0 million in the provision for losses on mortgage loans sold, $0.9 million in FDIC premiums. OREO expenses increased $1.5 million in 2009 as a result of valuation adjustments and expenses associated with foreclosed properties.

Note 17 to the consolidated financial statements provides the composition of the other expense component of noninterest expense.

Income Taxes

Income tax expense totaled approximately $4.5 million in 2010 compared to $5.9 million in 2009, a decrease of $1.4 million. The decrease in taxes is due to a decrease of approximately $3.4 million in pre-tax earnings.  Note 9 to the consolidated financial statements show the components of federal income tax.

Quarterly Results (unaudited)

The following is a summary of the results of operations for each quarter of 2010, and 2009.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except for Share Data)

2010
Total interest income	$8,259	$8,658	$8,831	$9,395	$35,143
Total interest expense	2,674	2,671	2,472	2,297	10,114
Net interest income	5,585	5,987	6,359	7,098	25,029
Provision for loan losses	198	548	575	1,495	2,816
Net interest income after provision for loan losses	5,387	5,439	5,784	5,603	22,213
Total noninterest income	6,023	7,277	10,410	10,950	34,660
Total noninterest expense	9,503	10,042	12,269	12,957	44,771
Income tax expense	691	996	1,489	1,350	4,526
Net income	$1,216	$1,678	$2,436	$2,246	$7,576

Earnings Per Share:
Basic	$0.12	$0.16	$0.23	$0.22	$0.73
Diluted	0.11	0.16	0.23	0.22	0.72

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except for Share Data)

2009
Total interest income	$9,679	$9,688	$9,216	$8,943	$37,526
Total interest expense	3,936	3,649	3,305	3,078	13,968
Net interest income	5,743	6,039	5,911	5,865	23,558
Provision for loan losses	1,369	2,060	1,387	1,248	6,064
Net interest income after provision for loan losses	4,374	3,979	4,524	4,617	17,494
Total noninterest income	15,160	18,052	10,923	12,831	56,966
Total noninterest expense	14,880	17,549	12,033	14,509	58,971
Income tax expense	1,990	1,712	1,260	892	5,854
Net income	$2,664	$2,770	$2,154	$2,047	$9,635

Earnings Per Share:
Basic	$0.26	$0.27	$0.21	$0.19	$0.93
Diluted	0.26	0.27	0.21	0.19	0.92

FINANCIAL CONDITION

Summary

Total assets at December 31, 2010 were $831.8 million compared to $666.9 million in 2009.  The increase in total assets is primarily due to an $80.9 million increase in investment securities, a $77.4 million increase in interest-bearing deposits in other banks, and a $6.0 million increase in loans held for sale

The following discussions by major categories explain the changes in financial condition.

Cash and Due From Banks

Cash and due from banks represents cash and noninterest-bearing balances at other banks and cash letters in process of collection at the FRB.  At December 31, 2010 cash and due from banks totaled approximately $9.2 million compared to $6.0 million at December 31, 2009.  The balance fluctuates depending on the volume of cash letters in process of collection at the FRB.

Interest-Bearing Deposits in Other Banks and Federal Funds Sold

At December 31, 2010 interest-bearing balances in other banks totaled $102.7 million compared to $25.3 million December 31, 2009.  These balances are maintained at the FRB and the FHLB of Atlanta and provide liquidity for managing daily cash inflows and outflows from deposits and loans.

Investment Securities

The Corporation’s investment securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, municipal securities, CRA mutual fund, and mortgage backed securities issued by U.S. government sponsored agencies. The investment portfolio is used to provide liquidity and as a tool for managing interest sensitivity in the balance sheet, while generating income.

At December 31, 2010, the balance of U.S. Government Agency securities included approximately $119.0 million of securities that were purchased during 2010 as a result of excess liquidity due to securities that were called, weak loan demand, and growth in deposits.  Of this $119.0 million approximately $109.4 million represent structured notes with periodic escalating rate features that provide some protection from interest rate risk in a rising interest rate environment.  All securities were classified as available for sale. The Financial Accounting Standards Board (“FASB”) requires that securities classified as available for sale be accounted for at fair market value.  Unrealized gains and losses are recorded directly to a separate component of stockholders' equity.

The Corporation did not purchase any mortgage backed securities, taxable municipal securities or CRA mutual fund securities during 2010.

The following tables present the types, amounts and maturity distribution of the investment securities portfolio.

	Investment Securities Available for Sale

	December 31,
	2010	2009	2008
	(In Thousands)

US Treasury	$-	$-	$1,006
US Government agency	121,712	40,154	76,354
Mortgage backed securities	630	743	1,391
Municipals-taxable	472	699	4,920
CRA Mutual fund	1,493	1,499	1,448
Total securities	$124,307	$43,095	$85,119

Maturity Schedule of  Investment Securities Available for Sale
Investment Securities Available for Sale Maturity Distribution
As of December 31, 2010

			After One Year		After Five Years		After Ten Years
	Within		But Within		But Within		and
	One Year		Five Years		Ten Years		Over		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
Investment Securities Available for Sale (1)
US Government agency	$5,022	1.20%	$49,751	1.44%	$29,181	2.43%	$37,758	2.25%	$121,712	1.92%
Mortgage backed securities	-	-	-	-	-	-	630	6.02%	630	6.02%
Municipals-taxable	-	-	472	4.30%	-	-	-	-	472	4.30%
Total	$5,022	1.20%	$50,223	1.46%	$29,181	2.43%	$38,388	2.31%	$122,814	1.95%

(1) Excludes CRA Mutual Fund

Loans

Loans held for investment totaled $491.5 million at December 31, 2010 compared to $486.6 million at December 31, 2009.  Economic conditions coupled with stringent loan underwriting standards contributed to the modest increase in loans during 2010.  Commercial real estate loans which make up 44.4% of the portfolio decreased approximately $2.3 million from year end December 31, 2009.  Residential real estate loans comprising 28.0% of the portfolio decreased $13.0 million.  Commercial loans increased $22.2 million in 2010 largely due to the Bank’s successful SBA loan initiative.  Construction loans decreased $3.4 million and consumer loans increased $1.6 million.

The Bank concentrates on providing banking services to small to medium sized businesses and professionals in our market area. We do not have any exposure to builders or developers in our commercial real estate portfolio. Our loan officers maintain a professional relationship with our clients and are responsive to their financial needs.  They are directly involved in the community and it is this involvement and commitment that leads to referrals and continued growth.

Loans held for sale totaled $82.2 million at December 31, 2010 compared to $76.2 million at December 31, 2009, an increase of $6.0 million.  The level of loans held for sale fluctuates with the volume of loans originated during the month and the timing of loans purchased by investors.   Loan origination volume including brokered loans totaled $909.0 million in 2010 compared to $1.6 billion in 2009.  The decrease was due to a decline in refinance activity.

The following tables present the major classifications and maturity distribution of loans held for investment at December 31:

	Composition of Loan Portfolio
	Year Ended December 31,
	2010		2009		2008		2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate	$217,999	44.35%	$220,301	45.28%	$218,539	44.97%	$199,894	41.85%	$159,996	36.90%
Residential real estate	137,752	28.03	150,792	30.99	153,740	31.64	156,731	32.82	152,648	35.21
Commercial	94,798	19.29	72,628	14.93	69,537	14.31	64,860	13.58	51,825	11.95
Real estate construction	38,093	7.75	41,508	8.53	42,600	8.77	55,074	11.53	68,570	15.81
Consumer	2,887	0.58	1,335	0.27	1,513	0.31	1,039	0.22	555	0.13

Total loans	$491,529	100.00%	$486,564	100.00%	$485,929	100.00%	$477,598	100.00%	$433,594	100.00%

	Loan Maturity Distribution
	December 31, 2010
	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
	(In Thousands)
Residential real estate	$44,199	$42,370	$43,667	$7,516	$137,752
Commercial real estate	31,600	51,864	117,422	17,113	217,999
Commercial	11,968	38,945	32,975	10,910	94,798
Real estate construction	10,966	19,894	6,402	831	38,093
Consumer	199	922	1,766	-	2,887
Total	$98,932	$153,995	$202,232	$36,370	$491,529

Loans with fixed interest rates	$15,020	$35,170	$50,621	$22,440	$123,251
Loans with floating interest rates	83,912	118,825	151,611	13,930	368,278
Total	$98,932	$153,995	$202,232	$36,370	$491,529

Allowance for Loan Losses

The allowance for loan losses totaled approximately $10.527 million at December 31, 2010 compared to 9.127 million at year end 2009.  The allowance for loan losses was equivalent to approximately 2.14% of total loans held for investment at December 31, 2010 and 1.88% at December 31, 2009. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly.  Charge-offs are taken when a loan is identified as uncollectible.

The methodology by which we systematically determine the amount of our allowance is set forth by the Board of Directors in our Loan Policy and implemented by management.  The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly.

The level of the allowance for loan losses is determined by management through an ongoing, detailed analysis of historical loss rates and risk characteristics. During each quarter, management evaluates the collectability of all loans in the portfolio and ensures an accurate risk rating is assigned to each loan. The risk rating scale and definitions commonly adopted by the Federal Banking Agencies is contained within the framework prescribed by the Bank’s Loan Policy. Any loan that is deemed to have potential or well defined weaknesses that may jeopardize collection in full is then analyzed to ascertain its level of weakness. If appropriate, the loan may be charged off or a specific reserve may be assigned if the loan is deemed to be impaired.

During the risk rating verification process, each loan identified as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged is considered impaired and is placed on Non-Accrual status. On these loans, management analyzes the potential impairment of the individual loan and may set aside a specific reserve. Any amounts deemed uncollectible during that analysis are charged off.

For the remaining loans in each segment, the bank calculates the probability of loss as a group using the risk rating for each of the following loan types:  Commercial Real Estate, Residential Real Estate, Commercial, Real Estate Construction, and Consumer.  Management calculates the historical loss rate in each group by risk rating using a period of at least three years. This historical loss rate may then be adjusted based on management’s assessment of internal and external environmental factors. This adjustment is meant to account for changes between the historical economic environment and current conditions, and for changes in the ongoing management of the portfolio which affects the loans’ potential loss.

Once complete, management compares the condition of the portfolio using several different characteristics, as well as its experience, to the experience of other banks in its peer group in order to determine if it is directionally consistent with others’ experience in our area and line of business. Based on that analysis, management aggregates the probabilities of loss of the remaining portfolio based on the specific and general allowances and may provide additional amounts to the allowance for loan losses as needed. Since this process involves estimates, the allowance for loan losses may also contain an amount that is non material which is not allocated to a specific loan or to a group of loans but is deemed necessary to absorb additional losses in the portfolio.

Management and the Board of Directors subject the reserve adequacy and methodology to review on a regular basis to internal auditors, external auditors and bank regulators, and such reviews have not resulted in any material adjustment to the reserve.

The following tables present an analysis of the allowance for loan losses for the periods indicated.

	Allowance for Loan Losses

	Year Ended December 31,
	2010	2009	2008	2007	2006
	( In Thousands)
Balance, beginning of year	$9,127	$7,462	$7,462	$5,452	$5,215

Provision for loan losses	2,816	6,064	5,423	2,588	232

Charge-offs:
Commercial real estate	624	1,648	4,038	-	-
Residential real estate	875	851	1,055	580	-
Commercial	501	1,541	184	-	-
Real estate construction	48	1,247	241	-	-
Consumer	-	23	42	-	-
Total charge-offs	2,048	5,310	5,560	580	-
Recoveries:
Commercial real estate	109	294	-	-	-
Residential real estate	38	79	137	-	-
Commercial	385	374	-	-	-
Real estate construction	99	66	-	-	-
Consumer	1	98	-	2	5
Total recoveries	632	911	137	2	5
Net charge-offs	(1,416)	(4,399)	(5,423)	(578)	5

Balance, end of year	$10,527	$9,127	$7,462	$7,462	$5,452

	Allocation of the Allowance for Loan Losses

	Year Ended December 31,
	2010	Percentage of total	2009	Percentage of total	2008	Percentage of total	2007	Percentage of total	2006	Percentage of total
	(Dollars In Thousands)
Commercial real estate	$5,316	50.50%	$4,398	48.19%	$2,948	39.51%	$3,487	46.73%	$2,296	42.11%
Residential real estate	2,925	27.79	2,517	27.58	1,880	25.19	1,695	22.72	1,293	23.72
Commercial	1,506	14.31	1,563	17.13	1,816	24.34	1,341	17.97	802	14.71
Real estate construction	757	7.19	539	5.91	805	10.79	929	12.45	1,055	19.35
Consumer	23	0.21	110	1.19	13	0.17	10	0.13	6	0.11
Total	$10,527	100.00%	$9,127	100.00%	$7,462	100.00%	$7,462	100.00%	$5,452	100.00%

Non-performing Assets And Loans Past Due

The following table presents information with respect to non-performing assets and 90 day delinquencies as of the dates indicated.

	Non-performing Assets and Accruing Loans Past Due 90 Days or More

	December 31,
	2010	2009	2008	2007	2006
	(Dollars In Thousands)
Non-accrual and restructured loans:
Commercial real estate	$6,712	$3,631	$22	$-	$-
Residential real estate	949	1,504	-	1,474	360
Commercial	900	208	74	187	-
Real estate construction	-	1,689	2,678	-	-
Consumer	-	-	101	-	-
Total non-accrual loans	8,561	7,032	2,875	1,661	360

Other real estate owned ("OREO")	1,859	5,111	4,455	1,041	-

Total non-performing assets	$10,420	$12,143	$7,330	$2,702	$360

Ratio of non-performing assets to:
Total loans plus OREO	2.11%	2.47%	1.49%	0.56%	0.08%

Total assets	1.25%	1.82%	1.04%	0.43%	0.06%

Accruing past due loans:
90 or more days past due	$333	$-	$-	$-	$914

Non-accrual loans totaled $8.5 million at December 31, 2010 and was comprised of eleven borrowers.  The loans are carried at the current net realizable value after consideration of $1.2 million in specific reserves.  Included in non-accrual loans at December 31, 2010 are restructured loans which consisted of two commercial loans totaling $359 thousand and one commercial real estate loan in the amount of $367 thousand.  There were no restructured loans prior to 2010. The Bank considers restructurings of loans to troubled borrowers when it is deemed to be beneficial to the borrower and improves the prospects for complete recovery of the debt.

The accrual of interest is discontinued at the time a loan is 90 days delinquent unless the credit is well-secured and in process of collection. When a loan is placed on non-accrual, accrued and unpaid interest is reversed from interest income.  Subsequent receipts on non-accrual loans are recorded as a reduction to the principal balance. Interest income is recorded only after principal recovery is reasonably assured.

The loss potential for each loan has been evaluated and in management’s opinion the risk of loss is adequately reserved against.  Management actively works with the borrowers to maximize the potential for repayment and reports on the status to the Board of Directors monthly.

At December 31, 2010, OREO was composed of one single family property located in Northern Virginia carried at a value of $959 thousand, and two contiguous office buildings located in Baltimore, Maryland carried at a value of $900 thousand. Each of the properties is being actively marketed in an effort to liquidate these assets.

Deposits

Deposits totaled $627.8 million at December 31, 2010 and were comprised of noninterest-bearing demand deposits in the amount of $84.0 million, savings and interest-bearing deposits in the amount of $158.4 million, and time deposits in the amount of $385.5 million.  Total deposits increased approximately $161.2 million from December 31, 2009.  Noninterest-bearing deposits increased $14.2 million from $69.8 million at December 31, 2009 to $84.0 million at December 31, 2010.  This increase in noninterest-bearing accounts is due to a combination of 238 new accounts and increased balances in existing commercial accounts at year end.  Savings and interest-bearing deposit accounts increased $19.4 million from $139.0 million at December 31, 2009 to $158.4 million at December 31, 2010.  Time deposits increased $127.6 million and totaled $385.5 million at December 31, 2010 compared to $257.9 million in 2009.  The increase in time deposits occurred primarily in CDARS.

We use wholesale funding or brokered deposits to supplement traditional customer deposits for liquidity and to maintain our desired interest rate risk position. Together with FHLB borrowings we use brokered deposits to fund the short-term cash needs associated with the LHFS activities discussed under “Loans” as well as other funding needs. Brokered deposits totaled $290.6 million and $171.2 million at December 31, 2010 and 2009, respectively, and include CDARS deposits.

We participate in the Certificate of Deposit Account Registry Service. Through CDARS our depositors are able to obtain FDIC insurance of up to $50.0 million.  The FDIC currently includes CDARS deposits with brokered deposits even though the deposits originate from our customers.  These deposits are placed at other participating financial institutions to obtain FDIC insurance and we receive a reciprocal amount in return from these financial institutions. Reciprocal CDARS deposits were $234.2 million and $41.6 million at December 31, 2010 and 2009, respectively, accounting for 80.5% and 24.2% of total brokered deposits.  We anticipate that this category of deposits will continue to expand in the future.

True brokered deposits have declined from $129.7 million at December 31, 2009 to $56.4 million at December 31, 2010.   These deposits are not at premium rates and are frequently below retail interest rates.  Brokered deposits are viewed by many as being volatile and unstable, however unlike retail certificates of deposit, there are no early withdrawal options on brokered certificates of deposit for any reason other than death of the underlying depositors.  Brokered deposits provide funding flexibility and can be renewed at maturity, or allowed to roll off or increased or decreased without any impact on core deposit relationships.

We manage the roll over risk of all deposits by maintaining liquid assets in the form of interest-bearing balances at the FRB and FHLB as well as investment securities available for sale and loans held for sale.  In addition we also maintain lines of credit with the FHLB, FRB, and correspondent banks.  At December 31, 2010 there was $231.9 million available under these lines of credit.

Depositors have been reluctant to extend maturities on certificates of deposits due to the low interest rate environment which has resulted in an increase in certificates of deposits maturing in the one year or less category.  We anticipate that we will renew these certificates of deposits depending on our current funding needs.  Our Funds Management Committee monitors the level of re-pricing assets and liabilities and establishes pricing guidelines to maintain net interest margins.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2010, 2009, and 2008 are presented below.

	Average Deposits and Average Rates Paid

	Year Ended December 31,
	2010			2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-bearing demand deposits	$30,166	$183	0.61%	$27,224	$278	1.02%	$8,956	$100	1.12%
Money market deposit accounts	132,761	1,345	1.01%	92,682	1,403	1.51%	112,391	2,653	2.36%
Savings accounts	3,939	30	0.76%	4,470	60	1.34%	3,137	101	3.22%
Time deposits	331,162	6,075	1.83%	316,823	8,827	2.79%	263,175	11,197	4.25%
Total interest-bearing deposits	498,028	7,633	1.53%	441,199	10,568	2.40%	387,659	14,051	3.62%
Noninterest-bearing demand deposits	74,111			78,278			63,214
Total deposits	$572,139			$519,477			$450,873

The table below presents the maturity distribution of time deposits at December 31, 2010.

	Certificate of Deposit Maturity Distribution

	December 31, 2010
	Three months	Over three	Over
	or less	through twelve months	twelve months	Total
	(In Thousands)
Less than $100,000	$8,272	$29,173	$30,710	$68,155
Greater than or equal to $100,000	144,032	122,807	50,530	317,369
	$152,304	$151,980	$81,240	$385,524

Borrowings

Borrowed funds consist of advances from the FHLB, senior unsecured term note, subordinated debentures (trust preferred), securities sold under agreement to repurchase, U.S. Treasury demand notes, federal funds purchased, and commercial paper. At December 31, 2010 borrowed funds totaled $123.6 million, compared to $116.8 million at December 31, 2009.   Short-term borrowings increased from $64.2 million at December 31, 2009 to $80.3 million at December 31, 2010.  The increase in short-term borrowings was due to a $14.2 million increase in securities sold under agreements to repurchase, an $11.7 million increase in commercial paper, and a $4.9 million increase in the U.S Treasury demand note.  During this same period, short-term FHLB advances decreased $14.8 million.

Securities sold under agreements to repurchase and commercial paper represent overnight investment of funds from commercial checking accounts pursuant to sweep agreements which enable our corporate clients to receive interest on their excess funds.

The following table provides a break down of all borrowed funds.

	Borrowed Funds Distribution

	Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
At Period End
FHLB advances	$5,417	$20,178	$44,333
Securities sold under agreements to repurchase	41,047	26,804	21,395
Commercial paper	28,226	16,517	26,136
U.S. Treasury demand note	5,658	750	1,718
FHLB long-term borrowings	7,036	16,333	41,107
Senior unsecured term note	29,998	29,997	-
Subordinated debentures	6,186	6,186	6,186
Federal funds purchased	-	-	9,993
Total at period end	$123,568	$116,765	$150,868

Average Balances
FHLB advances	$11,413	$23,676	$13,524
Securities sold under agreements to repurchase	29,202	23,283	16,269
Commercial paper	25,391	16,934	19,836
U.S. Treasury demand note	1,283	706	861
FHLB long-term borrowings	9,239	24,026	54,173
Senior unsecured term note	29,998	26,627	-
Subordinated debentures	6,186	6,186	6,186
Federal funds purchased	-	177	164
Total average balance	$112,712	$121,615	$111,013

Average rate paid on all borrowed funds	2.20%	2.80%	3.32%

Shareholders’ Equity

Shareholders’ equity totaled $72.2 million at December 31, 2010, compared to $67.8 million at December 31, 2009. Changes in shareholders’ equity during 2010 include earnings of $7.6 million, $0.4 million from proceeds of stock options exercised and dividend reinvestment, stock-based compensation of $0.1 million less shares repurchased of $1.5 million, cash dividends paid of $0.4 million, and other comprehensive loss of $1.8 million.

Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain.  These risk-based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet.  Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The table below presents an analysis of risk-based capital and outlines the regulatory components of capital and risk-based capital ratios.

	Risk Based Capital Analysis

	Year Ended December 31,
	2010	2009	2008
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$8,664	$8,799	$8,551
Capital surplus	17,794	18,552	17,411
Retained earnings	47,530	40,376	31,123
Subordinated debt (trust preferred debenture)	6,000	6,000	6,000
Less: Disallowed servicing assets	(168)	(123)	-
Total Tier 1 Capital	79,820	73,604	63,085
Allowance for loan losses	7,049	6,861	6,662
Total Risk-Based Capital	$86,869	$80,465	$69,747

Risk weighted assets	$560,112	$546,288	$532,195

Quarterly average assets	$834,810	$685,754	$649,817

Capital Ratios:
Tier 1 risk-based capital ratio	14.25%	13.47%	11.86%
Total risk-based capital ratio	15.51%	14.73%	13.11%
Leverage ratio	9.56%	10.73%	9.71%

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities.  Other short-term investments such as federal funds sold and interest-bearing deposits with other banks are additional sources of liquidity funding.  At December 31, 2010, overnight interest-bearing balances totaled $102.7 million and securities available for sale totaled $124.3 million.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings.  At December 31, 2010, the Bank had a line of credit with the FHLB totaling $222.5 million and $12.5 million in term loans outstanding at fixed rates ranging from 2.55% to 4.97% leaving approximately $210.0 million available on the line.  In addition to the line of credit at the FHLB, the Bank and Mortgage Corporation issue repurchase agreements and commercial paper.  As of December 31, 2010, outstanding repurchase agreements totaled $41.0 million and commercial paper issued amounted to $28.2 million.  The interest rate on these instruments is variable and subject to change daily.  The Bank also maintains federal funds lines of credit with its correspondent banks and, at December 31, 2010, these lines amounted to $21.9 million.  The Corporation also has $6.2 million in subordinated debentures to support the Corporation’s operations.

The Bank relies on deposits and other short and long-term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider. The Corporation expects its short and long-term sources of liquidity and capital to remain adequate to support expected growth.

Contractual Obligations

The following table summarizes the Corporation’s significant fixed and determinable contractual obligations to make future payments as of December 31, 2010.

	Payments Due By Period
	December 31, 2010
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
	(In Thousands)
Certificates of deposit	$304,284	$54,499	$26,741	$385,524
FHLB Advances	5,417	-	-	5,417
Securities sold under agreements to repurchase	41,047	-	-	41,047
FHLB long-term borrowings	-	2,250	4,786	7,036
Senior unsecured term note	-	29,998	-	29,998
Commercial paper	28,226	-	-	28,226
US treasury demand notes	5,658	-	-	5,658
Subordinated debentures	-	-	6,186	6,186
Leases	417	871	926	2,214
Total	$385,049	$87,618	$38,639	$511,306

The Corporation generates sufficient cash flows and has adequate resources to meet its contractual obligations.  We anticipate that substantially all of the maturing certificates of deposit will be renewed with the exception of certain brokered deposits that we intentionally will not be renewing.  We will be reducing borrowings by paying down the FHLB borrowings and U.S. Demand notes. Securities sold under agreements to repurchase and Commercial paper are likely to remain substantially the same as these items represent funds from over night sweep agreements with our commercial checking customers.

Off Balance Sheet Items

During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2010, these commitments amounted to $36.1 million.  These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on. At December 31, 2010 the Bank had approximately $104.1 million in unfunded lines and letters of credit.

The Mortgage Corporation had open forward contracts at December 31, 2010 totaling $34.0 million and $61.5 million at December 31, 2009.  See Notes 10 and 11 to the consolidated financial statements.

The Mortgage Corporation has agreements with a variety of counterparties to whom mortgage loans are sold on a non-recourse basis. As customary in the industry, the agreements require the Mortgage Corporation to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance.  Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of the Mortgage Corporation for loans that contain covered deficiencies.  The overall economic conditions, rising unemployment, and weak values in the housing market has created a heightened risk of loss due to the representations and warranties associated with sold mortgage loans.   The Mortgage Corporation has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The amount of the provision and adequacy of the reserve is recommended by Management and approved by the Board of the Mortgage Corporation no less than quarterly.  Management estimates the reserve based upon an analysis of historical loss experiences and actual settlements with our counterparties. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve equals or exceeds the estimate of loss.  Claims in process are recognized in the period received, actively monitored and subject to validation prior to payment.  Often times, claims are not factually validated and the claim is rescinded.  Once claims are validated and the actual or potential loss is agreed upon with the counterparty, the reserve is charged and a cash payment is made to settle the claim.  The loan performance data of sold loans is not made available to the Mortgage Corporation by the counterparties, thereby making it impossible to estimate the timing and amount of claims until such time as claims are actually presented. Through careful monitoring and conservative estimates, the balance of the reserve has adequately provided for all claims since established. At December 31, 2010 and 2009 the balance in this reserve totaled approximately $2.0 million and $3.3 million respectively.

During the fourth quarter of 2010, the Mortgage Corporation reached settlement arrangements with its two largest mortgage investors wherein payments of $3.75 million were made to these investors to release the Mortgage Corporation from known and unknown repurchase obligations associated with approximately $3 billion of mortgage loans.

Recent Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s market risk is composed primarily of interest rate risk.  The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates.  The simulation model projects net interest income based on various interest rate scenarios over a twelve month period.  The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities.  The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2010.  The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet.  According to the model run for the period ended December 31, 2010, over a twelve month period an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 2.25%.  An immediate 200 basis points increase in interest rates would result in an increase in net interest income by 6.66%.  A 100 basis points decrease in interest rates would result in a negative variance in net interest income and is considered unlikely given current interest rate levels. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

The Mortgage Corporation is party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Corporation and the borrower for specified periods of time. When the borrower locks his or her interest rate, the Corporation effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Corporation must honor the interest rate for the specified time period.   The Corporation is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Corporation utilizes either a best efforts sell forward or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates.  Failure to effectively monitor, manage, and hedge the interest rate risk associated with the mandatory commitments subjects the Corporation to potentially significant market risk.

Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the consolidated statement of income under other noninterest income. The Corporation utilizes a third party and its proprietary simulation model to assist in identifying and managing the risk associated with this activity.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Access National Corporation
Reston, Virginia

We have audited the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2011 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP
Richmond, Virginia
March 29, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Access National Corporation
Reston, Virginia

We have audited Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Access National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Access National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 29, 2011 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP
Richmond, Virginia
March 29, 2011

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)
	Year Ended December 31,
	2010	2009
Assets

Cash and due from banks	$9,198	$5,965
Interest-bearing deposits in other banks and federal funds sold	102,709	25,256
Securities available for sale, at fair value	124,307	43,095
Restricted stock	4,438	4,743
Loans held for sale	82,244	76,232
Loans, net of allowance for loan losses 2010 - $10,527; 2009 - $9,127	481,002	477,437
Premises and equipment, net	8,934	8,759
Accrued interest receivable and other assets	18,992	25,392
Total assets	$831,824	$666,879

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing demand deposits	$83,972	$69,782
Savings and interest-bearing deposits	158,352	138,988
Time deposits	385,524	257,875
Total deposits	627,848	466,645

Short-term borrowings	80,348	64,249
Long-term borrowings	37,034	46,330
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	8,215	15,691
Total liabilities	759,631	599,101

Shareholders' Equity
Common stock, par value, $0.835, authorized 60,000,000 shares,
issued and outstanding, 10,376,169 - 2010 and 10,537,428 - 2009	8,664	8,799
Additional paid in capital	17,794	18,552
Retained earnings	47,530	40,377
Accumulated other comprehensive income, net	(1,795)	50
Total shareholders' equity	72,193	67,778
Total liabilities and shareholders' equity	$831,824	$666,879

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)

	Year Ended December 31,
	2010	2009	2008
Interest and Dividend Income
Loans	$32,691	$34,334	$34,875
Interest-bearing deposits and federal funds sold	210	154	486
Securities	2,242	3,038	3,431
Total interest and dividend income	35,143	37,526	38,792
Interest Expense
Deposits	7,633	10,568	14,051
Short-term borrowings	763	1,261	1,077
Long-term borrowings	1,502	1,901	2,195
Subordinated debentures	216	238	417
Total interest expense	10,114	13,968	17,740
Net interest income	25,029	23,558	21,052
Provision for loan losses	2,816	6,064	5,423
Net interest income after provision for loan losses	22,213	17,494	15,629

Noninterest Income
Service fees on deposit accounts	666	536	438
Gain on sale of loans	32,501	49,262	24,859
Mortgage broker fee income	1,642	918	1,672
Other income	(149)	6,250	3,844
Total noninterest income	34,660	56,966	30,813
Noninterest Expense
Compensation and employee benefits	22,047	28,122	20,781
Occupancy	2,061	1,726	1,546
Furniture and equipment	545	771	933
Other	20,118	28,352	15,738
Total noninterest expense	44,771	58,971	38,998
Income before income taxes	12,102	15,489	7,444
Provision for income taxes	4,526	5,854	2,700
Net Income	$7,576	$9,635	$4,744
Earnings per common share:
Basic	$0.72	$0.93	$0.46
Diluted	$0.72	$0.92	$0.46
Average outstanding shares:
Basic	10,503,383	10,391,348	10,298,631
Diluted	10,525,258	10,432,857	10,423,555

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share Data)
				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2007	$9,052	$21,833	$26,846	$230	$57,961
Comprehensive income:
Net income	-	-	4,744	-	4,744
Other comprehensive income,
unrealized holdings gains
arising during the period
(net of tax, $307)	-	-	-	597	597
Total comprehensive income					5,341
Stock options exercised (137,682 shares)	115	284	-	-	399
Dividend reinvestment plan (87,171 shares)	73	398	-	-	471
Repurchase of common stock under share
repurchase program (824,836 shares)	(689)	(5,241)	-	-	(5,930)
Cash dividend	-	-	(433)	-	(433)
Stock-based compensation
expense recognized in earnings	-	136	-	-	136

Balance, December 31, 2008	$8,551	$17,410	$31,157	$827	$57,945
Comprehensive income:
Net income	-	-	9,635	-	9,635
Other comprehensive income,
unrealized holdings losses
arising during the period
(net of tax, $400)	-	-	-	(777)	(777)
Total comprehensive income					8,858
Stock options exercised (184,452 shares)	154	470	-	-	624
Dividend reinvestment plan (146,759 shares)	123	654	-	-	777
Repurchase of common stock under share
repurchase program (34,530 shares)	(29)	(144)	-	-	(173)
Cash dividend	-	-	(415)	-	(415)
Stock-based compensation
expense recognized in earnings	-	162	-	-	162

Balance, December 31, 2009	$8,799	$18,552	$40,377	$50	$67,778
Comprehensive income:
Net income	-	-	7,576	-	7,576
Other comprehensive income,
unrealized holdings losses
arising during the period
(net of tax, $951)	-	-	-	(1,845)	(1,845)
Total comprehensive income					5,731
Stock options exercised (15,000 shares)	13	38	-	-	51
Dividend reinvestment plan (74,721 shares)	62	354	-	-	416
Repurchase of common stock under share
repurchase program (250,980 shares)	(210)	(1,325)	-	-	(1,535)
Cash dividend	-	-	(423)	-	(423)
Stock-based compensation
expense recognized in earnings	-	175	-	-	175

Balance, December 31, 2010	$8,664	$17,794	$47,530	$(1,795)	$72,193

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$7,576	$9,635	$4,744
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for loan losses	2,816	6,064	5,423
Provision for losses on mortgage loans sold	3,836	5,050	2,095
Writedown and gain of other real estate owned	916	1,245	-
Gain on sale of securities	(186)	(984)	(12)
Deferred tax benefit	(66)	(1,525)	(906)
Stock-based compensation	175	162	136
Valuation allowance on derivatives	(114)	(75)	(231)
Net amortization on securities	105	72	2
Depreciation and amortization	440	565	747
Loss on disposal of assets	6	2	5
Changes in assets and liabilities:
Valuation of loans held for sale carried at fair value	771	(1,626)	(2,109)
Originations of loans held for sale	(824,738)	(1,515,880)	(775,857)
Proceed from sale of loans held for sale	817,955	1,525,586	732,798
Decrease (increase) in other assets	4,060	(8,228)	(8,221)
(Decrease) increase in other liabilities	(11,113)	2,530	2,404
Net cash (used in) provided by operating activities	2,439	22,593	(38,982)
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	155,718	63,556	61,357
Proceeds from sale of securities	20,186	15,312	2,939
Purchases of securities available for sale	(259,527)	(35,955)	(80,840)
Net increase in loans	(11,439)	(5,035)	(13,754)
Proceeds from sale of assets	-	23	35
Proceeds from sales of other real estate owned	7,394	350	2,449
Purchases of premises and equipment	(602)	(58)	(199)
Net cash (used in) provided by investing activities	(88,270)	38,193	(28,013)
Cash Flows from Financing Activities
Net increase (decrease) in demand, interest-bearing demand and savings deposits	33,554	37,940	(31,505)
Net increase (decrease) in time deposits	127,649	(56,696)	43,488
Increase (decrease) in securities sold under agreement to repurchase	14,244	(4,584)	16,574
Net increase (decrease) in other short-term borrowings	1,856	(34,742)	45,326
Net (decrease) increase in long-term borrowings	(9,296)	5,223	1,583
Proceeds from issuance of common stock	467	1,400	870
Repurchase of common stock	(1,535)	(173)	(5,930)
Dividends paid	(423)	(415)	(433)
Net cash provided by (used in) financing activities	166,516	(52,047)	69,973

Increase in cash and cash equivalents	80,685	8,739	2,978
Cash and Cash Equivalents
Beginning	31,221	22,482	19,504
Ending	$111,906	$31,221	$22,482
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$9,854	$13,602	$17,360
Cash payments for income taxes	$4,908	$7,113	$3,480
Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) gain on securities available for sale	$(2,796)	$(1,176)	$904
Loans transferred to other real estate owned	$5,058	$2,250	$4,455

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Operations - Access National Corporation (the “Corporation “) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The holding company was formed on June 15, 2002. The Corporation owns all of the stock of its subsidiaries including Access National Bank (the “Bank”) and Access National Capital Trust II. The Bank is an independent commercial bank chartered under federal laws as a national banking association. The Trust subsidiary was formed for the purpose of issuing redeemable capital securities.

The Bank has three active wholly-owned subsidiaries: Access National Mortgage Corporation (the Mortgage Corporation), a mortgage banking company, Access National Real Estate LLC, a real estate company, and Access Capital Management LLC, a registered investment advisor entity.

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

Cash Flow Reporting - For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, federal funds sold and interest-bearing deposits in other banks.

Restrictions on Cash and Cash Equivalents - As a member of the Federal Reserve System (the “FRB”), the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the FRB. At December 31, 2010 and 2009, the amount of daily average required balances were approximately $350 thousand. The Mortgage Corporation held escrow deposits in conjunction with mortgage loans totaling $469,000 and $424,000 at December 31, 2010 and December 31, 2009, respectively.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. All securities were classified as available for sale at December 31, 2010 and 2009.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

Restricted Stock

Restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock.  These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market.  Restricted stock is carried at cost on the Corporation's financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Other Than Temporary Impairment of Investment Securities – Available for sale securities are evaluated quarterly for potential other than temporary impairment. Management considers the facts of each security including the nature of the security, the amount and duration of the loss, credit quality of the issuer, the expectations for that security’s performance, and Corporation’s intent and ability to hold the security until recovery. Declines in equity securities that are considered to be other than temporary are recorded as a charge to earnings in the Consolidated Statements of Income. Declines in debt securities that are considered to be other than temporary are separated into (1) the amount of the total impairment related to credit loss and (2) the amount of the total impairment related to all other factors. The amount of the total other than temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income.

Loans - The Corporation grants commercial, real estate, and consumer loans to customers in the community in and around the Greater Washington D.C. Metropolitan Area. The loan portfolio is well diversified and generally collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Corporation’s market area.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged-off no later than 180 days past due. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not collected for loans that are placed on non-accrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

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

Real Estate Owned - Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs.  Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value.  Fair value estimates are based on recent appraisals and current market conditions.  Gains or losses on sales of real estate owned are recognized upon disposition.  Real estate owned is included in other assets.  At December 31, 2010 real estate owned totaled $1.9 million. At December 31, 2009 real estate owned totaled $5.1 million.

Income Taxes - Income tax expense is the total of the current year income tax due or refundable, the change in deferred tax assets and liabilities, and any adjustments related to unrecognized tax benefits.  Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Corporation has not identified any material uncertain tax positions

Stock-Based Compensation Plans – The Corporation uses the modified prospective method.  In accordance with FASB ASC 718-10, the Corporation measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date.  That cost is recognized over the period during which the employee is required to provide service in exchange for the award, the requisite service period.  No compensation expense is recognized for equity instruments for which employees do not render the requisite service.  The Corporation determines the fair value of the employee stock options using the Black-Scholes option pricing model.

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

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

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

See Note 18 - Fair Value Measurements.

Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements cannot be sold or re-pledged by the secured party.

Advertising Costs - The Corporation charges the costs of advertising to expense as incurred.

Recent Accounting Pronouncements

In January 2010, the FASB issued an update (ASU No. 2010-06, Fair Value Measurements and Disclosures), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2 measurements, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Corporation adopted this statement on January 1, 2010. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements or results of operations.

In July 2010, the FASB issued an update (ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). The update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The amendments that require disclosures as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for the Corporation on December 31, 2010. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements or results of operations.

Notes to Consolidated Financial Statements

Note 2. Securities

Amortized costs and fair values of the securities available for sale as of December 31, 2010 and 2009 are as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
U.S. Government agencies	$124,388	$62	$(2,738)	$121,712
Mortgage backed securities	670	-	(40)	630
Municipals - taxable	470	2	-	472
CRA Mutual fund	1,500	-	(7)	1,493
	$127,028	$64	$(2,785)	$124,307

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
U.S. Government agencies	$40,022	$144	$(12)	$40,154
Mortgage backed securities	808	-	(65)	743
Municipals - taxable	690	9	-	699
CRA Mutual fund	1,500	-	(1)	1,499
	$43,020	$153	$(78)	$43,095

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

The amortized cost and estimated fair value of securities available for sale as of December 31, 2010 by contractual maturities are shown below.  Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	December 31, 2010
		Estimated
	Amortized	Fair
	Cost	Value
	(In Thousands)
U.S. Government agencies
Due in one year or less	$5,000	$5,022
Due after one through five years	50,026	49,751
Due after five through ten years	29,978	29,181
Due after ten through fifteen years	39,384	37,758
Municipals - taxable
Due after one through five years	470	472
Mortgage backed securities:
Due after fifteen years	670	630
CRA Mutual fund	1,500	1,493
	$127,028	$124,307

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $60,950,000 at December 31, 2010 and $40,187,000 at December 31, 2009.

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Investment securities available for sale that have an unrealized loss position at December 31, 2010 and December 31, 2009 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

Mortgage backed securities	$630	$(40)	$-	$-	$630	$(40)
U.S. Government agencies	96,623	(2,738)	-	-	96,623	(2,738)
CRA Mutual fund	1,493	(7)	-	-	1,493	(7)
Total	$98,746	$(2,785)	$-	$-	$98,746	$(2,785)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

Mortgage backed securities	$-	$-	$710	$(65)	$710	$(65)
U.S. Government agencies	9,988	(12)	-	-	9,988	(12)
CRA Mutual fund	-	-	1,499	(1)	1,499	(1)
Total	$9,988	$(12)	$2,209	$(66)	$12,197	$(78)

Management does not believe that any individual unrealized loss as of December 31, 2010 and December 31, 2009 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates.  The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

The amortized costs of the restricted stock as of December 31, 2010 and 2009 are as follows:

Restricted Stock:	December 31, 2010	December 31, 2009
	(In Thousands)

Federal Reserve Bank stock	$999	$894

FHLB stock	3,439	3,849
	$4,438	$4,743

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses

The composition of net loans is summarized as follows:

	Year Ended December 31,
	2010	2009
	(In Thousands)
Commercial real estate	$217,999	$220,301
Residential real estate	137,752	150,792
Commercial	94,798	72,628
Real estate construction	38,093	41,508
Consumer	2,887	1,335
Total loans	491,529	486,564
Less allowance for loan losses	10,527	9,127
Net loans	$481,002	$477,437

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Balance, beginning of year	$9,127	$7,462	$7,462
Provision charged to operating expense	2,816	6,064	5,423
Loan recoveries	632	911	137
Loan charge-offs	(2,048)	(5,310)	(5,560)
Balance, end of year	$10,527	$9,127	$7,462

The allowance for loan losses totaled approximately $10.527 million at December 31, 2010 compared to 9.127 million at year end 2009.  The Allowance for Loan Losses was equivalent to approximately 2.14% of total loans held for investment at December 31, 2010 and 1.88% at December 31, 2009. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly.  Charge-offs are taken when a loan is identified as uncollectible.

The methodology by which we systematically determine the amount of our allowance is set forth by the Board of Directors in our Loan Policy and implemented by the management.  The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly.

The level of the allowance for loan losses is determined by management through an ongoing, detailed analysis of historical loss rates and risk characteristics. During each quarter, management evaluates the collectability of all loans in the portfolio and ensures an accurate risk rating is assigned to each loan. The risk rating scale and definitions commonly adopted by the Federal Banking Agencies is contained within the framework prescribed by the bank’s Loan Policy. Any loan that is deemed to have potential or well defined weaknesses that may jeopardize collection in full is then analyzed to ascertain its level of weakness. If appropriate, the loan may be charged-off or a specific reserve may be assigned if the loan is deemed to be impaired.

During the risk rating verification process, each loan identified as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged is considered impaired and is placed on Non-Accrual status. On these loans, management analyzes the potential impairment of the individual loan and may set aside a specific reserve. Any amounts deemed uncollectible during that analysis are charged-off.

For the remaining loans in each segment, the bank calculates the probability of loss as a group using the risk rating for each of the following loan types:  Commercial Real Estate, Residential Real Estate, Commercial, Real Estate Construction, and Consumer.  Management calculates the historical loss rate in each group by risk rating using a period of at least three years. This historical loss rate may then be adjusted based on management’s assessment of internal and external environmental factors. This adjustment is meant to account for changes between the historical economic environment and current conditions, and for changes in the ongoing management of the portfolio which affects the loans’ potential loss.

Once complete, management compares the condition of the portfolio using several different characteristics, as well as its experience, to the experience of other banks in its peer group in order to determine if it is directionally consistent with others’ experience in our area and line of business. Based on that analysis, management aggregates the probabilities of loss of the remaining portfolio based on the specific and general allowances and may provide additional amounts to the Allowance for loan losses as needed. Since this process involves estimates, the allowance for loan losses may also contain an amount that is non material which is not allocated to a specific loan or to a group of loans but is deemed necessary to absorb additional losses in the portfolio.

Management and the Board of Directors subject the reserve adequacy and methodology to review on a regular basis by internal auditors, external auditors and bank regulators, and such reviews have not resulted in any material adjustment to the reserve.

The following provides detailed information about the allowance for loan losses as of and for the years ended December 31, 2010 and 2009.

	Allowance for Loan Losses and Recorded Investment in Loans
	For the Year Ended December 31,
2010	Commercial Real Estate	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:

Beginning Balance	$4,407	$2,606	$1,562	$539	$13	$9,127
Charge-offs	(624)	(875)	(501)	(48)	-	(2,048)
Recoveries	109	38	385	99	1	632
Provisions	1,424	1,156	60	167	9	2,816
Ending Balance	$5,316	$2,925	$1,506	$757	$23	$10,527

Ending balance: impaired loans	$960	$283	$-	$-	$-	$1,243
Ending balance: loans not considered impaired	$4,356	$2,642	$1,506	$757	$23	$9,284
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$217,999	$137,752	$94,798	$38,093	$2,887	$491,529
Ending balance: impaired loans	$6,712	$949	$900	$-	$-	$8,561
Ending balance: loans not considered impaired	$211,287	$136,803	$93,898	$38,093	$2,887	$482,968
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

2009	Commercial Real Estate	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,031	$1,819	$1,801	$799	$12	$7,462
Charge-offs	(1,648)	(851)	(1,541)	(1,247)	(23)	(5,310)
Recoveries	294	79	374	66	98	911
Provisions	2,721	1,470	929	921	23	6,064
Ending Balance	$4,398	$2,517	$1,563	$539	$110	$9,127

Ending balance: impaired loans	$160	$119	$63	$20	$-	$362
Ending balance: loans not considered impaired	$4,238	$2,398	$1,500	$519	$110	$8,765
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$220,301	$150,792	$72,628	$41,508	$1,335	$486,564
Ending balance: impaired loans	$3,631	$1,504	$208	$1,689	$-	$7,032
Ending balance: loans not considered impaired	$216,670	$149,288	$72,420	$39,819	$1,335	$479,532
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Identifying and Classifying Portfolio Risks by Risk Rating

Management evaluates the collectability of all loans in the portfolio and assigns a proprietary risk rating. Ratings range from the highest to lowest quality based on factors including measurements of ability to pay, collateral type and value, company stability, management experience, and credit enhancements.  These ratings are consistent with the bank regulatory rating system.

A loan may have portions of its balance in one rating and other portions in a different rating. The Bank may use these “split ratings” when factors cause loan loss risk to exist for part but not all of the principal balance. Split ratings may also be used where cash collateral or a government agency has provided a guaranty that partially covers a loan.

For clarity of presentation, the Corporation’s loan portfolio is profiled below in accordance with the risk rating framework that has been commonly adopted by the federal banking agencies.  The definitions of the various risk rating categories are as follows:

Pass - The condition of the borrower and the performance of the loan is satisfactory or better.

Special mention - A special mention asset has one or more potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.

Substandard - A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Doubtful - An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss - Assets classified loss are considered uncollectible and that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value and partial recovery may be effected in the future.

The Bank did not have any loans classified as loss at December 31, 2010 or December 31, 2009.  It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the portfolio, as indicated by risk rating, as of December 31, 2010 and 2009 is shown below.

	Credit Quality Indicators
	As of December 31,
Credit Risk Profile by Regulatory Risk Rating
							Real Estate
	Commercial Real Estate		Residential Real Estate		Commercial		Construction		Consumer		Totals
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(In Thousands)
Pass	$173,101	$186,562	$125,808	$137,663	$87,883	$65,243	$36,343	$38,320	$2,887	$1,335	$426,022	$429,123
Special mention	26,016	18,322	4,828	3,438	4,827	4,391	1,585	1,615	-	-	37,256	27,766
Substandard	19,613	12,903	7,218	9,370	2,498	3,226	310	381	-	-	29,639	25,880
Doubtful	143	3,192	-	430	-	136	-	1,639	-	-	143	5,397
Unearned income	(874)	(678)	(102)	(109)	(410)	(368)	(145)	(447)	-	-	(1,531)	(1,602)
Total	$217,999	$220,301	$137,752	$150,792	$94,798	$72,628	$38,093	$41,508	$2,887	$1,335	$491,529	$486,564

Loans listed as Non-Performing are also placed on Non-Accrual status. The accrual of interest is discontinued at the time a loan is 90 days delinquent or when the credit deteriorates and there is doubt that the credit will be paid as agreed, unless the credit is well-secured and in process of collection. Once the loan is on Non-Accrual status, all accrued but unpaid interest is also charged-off, and all payments are used to reduce the principal balance.  Once the principal balance is repaid in full, additional payments are taken into income.  A loan may be returned to Accrual status if the borrower shows renewed willingness and ability to repay under the term of the loan agreement.  The risk profile based upon payment activity is shown below.

Credit Risk Profile Based on Payment Activity
As of December 31,
							Real Estate
	Commercial Real Estate		Residential Real Estate		Commercial		Construction		Consumer		Totals
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(In Thousands)
Performing	$211,287	$216,670	$136,803	$149,288	$93,898	$72,420	$38,093	$39,819	$2,887	$1,335	$482,968	$479,532
Non-performing	6,712	3,631	949	1,504	900	208	-	1,689	-	-	8,561	7,032
Total	$217,999	$220,301	$137,752	$150,792	$94,798	$72,628	$38,093	$41,508	$2,887	$1,335	$491,529	$486,564

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due however for reporting purposes loans past due 1 to 29 days are excluded. The delinquency status of the loans in the portfolio is shown below as of December 31, 2010 and December 31, 2009.  Loans that were on Non-Accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	Year Ended December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate	$-	$1,487	$-	$1,487	$6,712	$209,800	$217,999
Residential real estate	569	382	333	1,284	949	135,519	137,752
Commercial	-	-	-	-	900	93,898	94,798
Real estate construction	-	-	-	-	-	38,093	38,093
Consumer	-	-	-	-	-	2,887	2,887
Total	$569	$1,869	$333	$2,771	$8,561	$480,197	$491,529

	Year Ended December 31, 2009
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate	$704	$-	$-	$704	$3,631	$215,966	$220,301
Residential real estate	527	-	-	527	1,504	148,761	150,792
Commercial	36	-	-	36	208	72,384	72,628
Real estate construction	-	-	-	-	1,689	39,819	41,508
Consumer	-	-	-	-	-	1,335	1,335
Total	$1,267	$-	$-	$1,267	$7,032	$478,265	$486,564

Impaired Loans

A loan is classified as impaired when it is deemed probable by management’s analysis  that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, or the recorded investment in the impaired loan is greater than the present value of expected future cash flows, discounted at the loan's effective interest rate. In the case of an impaired loan, management conducts an analysis which identifies if a quantifiable potential loss exists, and takes the necessary steps to record that loss when it has been identified as uncollectible. The table below shows the results of management’s analysis for the year ended December 31, 2010.

	Impaired Loans

	Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate	$3,041	$3,041	$-	$3,110	$-
Residential real estate	-	-	-	-	-
Commercial	900	900	-	306	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial real estate	3,671	3,671	960	3,722	-
Residential real estate	949	949	283	1,020	-
Commercial	-	-	-	-	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total:
Commercial real estate	$6,712	$6,712	$960	$6,832	$-
Residential real estate	$949	$949	$283	$1,020	$-
Commercial	$900	$900	$-	$306	$-
Real estate construction	$-	$-	$-	$-	$-
Consumer	$-	$-	$-	$-	$-
	$8,561	$8,561	$1,243	$8,158	$-

As of the date presented, all loans classified as impaired were also non-performing, or non-accrual.

Notes to Consolidated Financial Statements

Note 4. Non-performing Assets and Accruing Loans Past Due 90 Days or More

The following table summarizes non-performing assets.

Following table summarizes non-performing assets:

	December 31,
	2010	2009
	(Dollars In Thousands)
Non-accrual loans:
Commercial	$900	$208
Commercial real estate	6,712	3,631
Real estate construction	-	1,689
Residential real estate	949	1,504
Consumer	-	-
Total non-accrual loans	8,561	7,032

Other real estate owned ("OREO")	1,859	5,111

Total non-performing assets	$10,420	$12,143

Ratio of non-performing assets to:
Total loans plus OREO	2.11%	2.47%

Total assets	1.25%	1.82%

Non-accrual loans amounted to $8,561,000 at December 31, 2010, $7,032,000 at  December 31, 2009 and $2,875,000 at December 31, 2008.  Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income of approximately $539,000, $373,000 and $54,000, respectively.

Note 5. Premises and Equipment

Premises and equipment, net, are summarized as follows:

	December 31,
	2010	2009
	(In Thousands)
Land	$2,549	$2,549
Premises	5,831	5,765
Leasehold improvements	1,294	1,182
Furniture and equipment	3,453	3,125
	13,127	12,621
Less accumulated depreciation	(4,193)	(3,862)
	$8,934	$8,759

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2010, December 31, 2009, and  2008, was $440,000, $565,000, and $747,000, respectively.

Notes to Consolidated Financial Statements

Note 6. Deposits

The composition of deposits is summarized as follows at December 31, 2010 and 2009:

	Year Ended December 31,
	2010		2009
Type of Account	Amount	%	Amount	%
	(Dollars In Thousands)
Interest-bearing demand deposits	$24,548	3.91%	$25,918	5.55%
Money market deposit accounts	107,988	17.20%	99,085	21.25%
Savings accounts	2,979	0.47%	3,985	0.85%
CDARS-Reciprocal time deposits	234,221	37.31%	41,550	8.90%
Brokered deposits	56,356	8.98%	129,660	27.79%
Time deposits	117,784	18.76%	96,665	20.71%
Total interest-bearing deposits	543,876	86.63%	396,863	85.05%
Noninterest-bearing demand deposits	83,972	13.37%	69,782	14.95%
Total deposits	$627,848	100.00%	$466,645	100.00%

The aggregate amount of time deposits with a minimum denomination of $100,000 was $290,326,000, and $162,897,000

At December 31, 2010, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2011	$304,284
2012	36,600
2013	17,899
2014	5,113
2015	6,743
Later years	14,885
$385,524

Brokered deposits totaled $290,577,000 and $171,210,000 at December 31, 2010 and 2009, respectively, which includes $234,221,000 and $41,550,000, respectively, in reciprocal CDARS deposits.

Notes to Consolidated Financial Statements

Note 7. Borrowings

Short-term borrowings consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$41,047	$26,804
Commercial paper arrangements	28,226	16,517
FHLB borrowings	5,417	20,178
Federal funds purchased	-	-
US Treasury demand note	5,658	750
Total	$80,348	$64,249

Weighted interest rate	0.95%	1.96%

Average for the year ended December 31:
Outstanding	$67,289	$64,776
Interest rate	1.13%	1.95%

Maximum month-end outstandings	$89,159	$73,201

Notes to Consolidated Financial Statements

Note 8. Borrowings (continued)

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include short-term advances from the FHLB, which are secured by mortgage-related loans. The carrying value of the loans pledged as collateral for FHLB advances total $175,459,000 at December 31, 2010 and $179,239,000 at December 31, 2009. In addition, the Mortgage Corporation engaged in unsecured commercial paper arrangements payable on demand with commercial customers of the Bank. These transactions are conducted utilizing a sweep agreement of funds from commercial checking accounts into an over night investment in commercial paper.   U.S. Treasury demand notes represent tax deposits collected by the U.S. Treasury that are placed at the Bank and included in short-term borrowings. These funds are secured by pledged securities issued by U.S. Government agencies.

Long-term borrowings consisted of the following at December 31, 2010 and 2009.

	Long Term Borrowings

	December 31,

	2010	2009

FHLB long-term borrowings	$7,036	$16,333
Senior unsecured term note	29,998	29,997
Subordinated debenture	6,186	6,186
Total	$43,220	$52,516

At December 31, 2010, the Bank’s fixed-rate long-term debt with the FHLB totaled $7,036,000 and matures through 2015. The interest rate on the fixed-rate notes payable ranges from 2.93% to 4.97%.

The contractual maturities of FHLB long-term debt at December 31, 2010 were as follows:

Amount
(In Thousands)
Due in 2013	$2,250
Due in 2014	1,750
Due in 2015	3,036
Total Due	$7,036

The Bank has remaining lines of credit available with the FHLB which totaled $210.0 million at December 31, 2010.

In 2009 the Bank issued $30.0 million in new senior unsecured debt at 2.74% maturing February 15, 2012 under the Temporary Liquidity Guarantee program.

On September 29, 2003, Access National Capital Trust II, a wholly-owned subsidiary of the Corporation which was formed for the purpose of issuing redeemable trust preferred securities, issued $6.2 million of trust preferred securities. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2010 was 3.49%. Interest is payable quarterly. The securities have a mandatory redemption date of September 29, 2034 and are subject to varying call provisions beginning January 7, 2009. The principal asset of the Trust is $6.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the trust preferred securities.

These trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred securities not considered as Tier 1 capital may be included in Tier 2 capital.

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

Notes to Consolidated Financial Statements

Note 9. Income Taxes

Net deferred tax assets consisted of the following components as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$3,684	$3,103
Deferred fees	491	509
Allowance for losses on mortgage loans sold	980	1,287
Securities available for sale	952	-
Other	479	622
	6,586	5,521
Deferred tax liability:
Depreciation	265	91
Securities available for sale	-	26
	265	117
Net deferred tax assets
included in other assets	$6,321	$5,404

The provision for income taxes charged to operations for the years ended December 31, 2010, 2009, and 2008 consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Current tax expense	$4,592	$7,379	$3,606
Deferred tax (benefit)	(66)	(1,525)	(906)
	$4,526	$5,854	$2,700

Notes to Consolidated Financial Statements

Note 9. Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2010, 2009, and 2008 as follows:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Computed "expected" tax expense	$4,236	$5,266	$2,531
Increase (decrease) in income taxes resulting from:
State income taxes	182	532	144
Other	108	56	25
	$4,526	$5,854	$2,700

Note 10. Commitments and Contingent Liabilities

The Corporation is committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2010, 2009, and 2008 totaled $1,618,000, $1,015,000, and $958,000, respectively.

The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2011	$417
2012	429
2013	442
2014	456
2015	470
$2,214

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

At December 31, 2010 and 2009 the Mortgage Corporation had open forward contracts (Mandatory and MBS) with a notional value of $34,000,000 and $61,471,000, respectively. The open forward delivery contracts are composed of $0 and $22,721,000 under mandatory delivery programs and $34,000,000 and $38,750,000 of forward sales of MBS at December 31, 2010 and 2009, respectively. The fair value of these open forward contracts was ($38,000) and $422,000, respectively.  Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts.  The Mortgage Corporation does not expect any counterparty to fail to meet its obligation.  Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Corporation does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement.  Should this be required, the Mortgage Corporation could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.

Interest rate lock commitments totaled $42,768,000 and $41,483,000 at December 31, 2010 and 2009, respectively, and included $7,805,000 and $7,956,000 that were made on a Best Efforts basis at December 31, 2010 and 2009, respectively. Fair values of these best efforts commitments were $67,000 and $43,000 at December 31, 2010 and 2009, respectively.  The remaining hedged interest rate lock commitments totaling $34,962,000 and $33,527,000 at December 31 2010 and 2009 had a fair value of $252,000 and ($326,000), and respectively.

The Mortgage Corporation makes representations and warranties that loans sold to investors meet their program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Corporation maintains a reserve in other liabilities for potential losses on mortgage loans sold.  At December 31, 2010 and 2009 the balance in this reserve totaled approximately $2.0 million and $3.3 million, respectively.

Allowance For Losses on Mortgage Loans Sold

	December 31,
	2010	2009
	(In Thousands)
Balance at beginning of year	$3,332	$1,439
Provision charged to operating expense	3,836	5,050
Recoveries	68	16
Charge-offs	(5,245)	(3,173)
Balance at end of year	$1,991	$3,332

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $36,100,000 and $15,266,000 in outstanding commitments at December 31, 2010 and 2009, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $104,100,000 and $119,590,000 in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2010 and 2009, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $4,476,000 and $6,033,000 at December 31, 2010 and 2009, respectively.

In addition to the above, the Corporation is subject to risks related to the mortgage origination operations of the Mortgage Corporation.  See Note 10 for a discussion of those risks.

Notes to Consolidated Financial Statements

Note 12. Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These related parties were indebted to the Corporation for loans totaling $11,991,000 and $12,373,000 at December 31, 2010 and 2009, respectively. During 2010, total principal additions were $3,831,000 and total principal payments and changes in related parties were $3,785,000. The aggregate amount of deposits at December 31, 2010 and 2009 from directors and officers was $20,498,000 and $21,032,000, respectively.

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

Total compensation cost for share-based payment arrangements recognized in 2010, 2009, and 2008 was $175,000, $162,000,and $136,000, respectively.

Cash received from option exercises under share-based payment arrangements for 2010, 2009, and 2008 was $51,000, $624,000, and $399,000, respectively.

Notes to Consolidated Financial Statements

Note 13. Stock Option Plan (continued)

  Changes in the stock options outstanding under the plans for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	439,079	$6.44	589,617	$5.96	713,624	$6.07
Granted	105,500	5.98	106,750	4.08	97,375	6.29
Exercised	(15,000)	3.45	(184,452)	3.38	(137,682)	2.89
Lapsed or canceled	(111,054)	8.14	(72,836)	6.82	(83,700)	12.35

Outstanding at end of year	418,525	$5.98	439,079	$6.44	589,617	$5.96

Options exercisable at end of year	218,825	$6.81	256,404	$7.43	426,892	$5.28

Options outstanding at year end 2010 were as follows:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Price	Outstanding	Life (in yrs)	Price	Exercisable	Life (in yrs)	Price

$3.46-$6.94	341,025	1.62	$5.63	141,325	0.90	$6.42
$6.95-$7.54	77,500	0.12	7.53	77,500	0.12	7.53
	418,525	1.34	$5.98	218,825	0.63	$6.81

The fair value of stock options granted was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008

Expected life of options granted	2.66 Years	2.60 Years	2.62 Years
Risk-free interest rate	1.38%	1.09%	3.04%
Expected volatility of stock	48%	47%	35%
Annual expected dividend yield	1%	1%	1%
Fair value of granted options	$218,982	$185,025	$174,028
Nonvested options	199,700	182,675	162,725

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $38,174, $425,597, and $514,680, respectively.  The weighted average grant date fair value of options granted during the years were $2.08, $1.73, and $1.79 for 2010, 2009, and 2008, respectively.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of December 31, 2010 was $169,787.  The cost is expected to be recognized over a weighted average period of 1.45 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2010 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institutions’ category.

Notes to Consolidated Financial Statements

Note 14. Capital Requirements (continued)

     The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
December 31, 2010
Total Capital
(to Risk-Weighted Assets)
Corporation	$86,869	15.51%	$44,809	8.00%	$56,011	10.00%
Bank	$83,479	14.94%	$44,700	8.00%	$55,875	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$79,820	14.25%	$22,404	4.00%	$33,607	6.00%
Bank	$76,447	13.68%	$22,350	4.00%	$33,525	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$79,820	9.56%	$33,392	4.00%	$41,741	5.00%
Bank	$76,447	9.17%	$33,351	4.00%	$41,689	5.00%
December 31, 2009
Total Capital
(to Risk-Weighted Assets)
Corporation	$80,465	14.73%	$43,703	8.00%	$54,629	10.00%
Bank	$73,252	13.43%	$43,644	8.00%	$54,555	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$73,604	13.47%	$21,852	4.00%	$32,777	6.00%
Bank	$66,400	12.17%	$21,822	4.00%	$32,733	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$73,604	10.73%	$27,430	4.00%	$34,288	5.00%
Bank	$66,400	9.69%	$27,398	4.00%	$34,247	5.00%
December 31, 2008
Total Capital
(to Risk-Weighted Assets)
Corporation	$69,747	13.11%	$42,576	8.00%	$53,220	10.00%
Bank	$65,095	12.26%	$42,489	8.00%	$53,111	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$63,085	11.86%	$21,277	4.00%	$31,915	6.00%
Bank	$58,433	11.00%	$21,245	4.00%	$31,867	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$63,085	9.71%	$25,993	4.00%	$32,491	5.00%
Bank	$58,433	9.00%	$25,961	4.00%	$32,452	5.00%

Note 15. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Year Ended December 31,
	2010			2009			2008
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except for Share Data)
Earnings per share
Basic	$7,576	10,503	$0.72	$9,635	10,391	$0.93	$4,744	10,299	$0.46
Effect of dilutive securities:
Stock options and warrants	-	22	-	-	42	-	-	125	-
Diluted	-	-	0.72	-	-	0.92	-	-	0.46
Diluted earnings per share	$7,576	10,525	$0.72	$9,635	10,433	$0.92	$4,744	10,424	$0.46

Note 16. Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan (the “401(k) Plan”), which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $393,000, $371,000, and $346,000 were charged to expense under the 401(k) Plan for 2010, 2009, and 2008, respectively.

Notes to Consolidated Financial Statements

Note 17. Other Expenses

The Corporation had the following other expenses for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Provision for losses on mortgage loans sold	$3,836	$5,050	$2,095
Management fees	3,239	7,152	2,380
Advertising and promotional expense	2,762	5,552	3,760
OREO expenses	2,335	1,497	22
Investor fees	833	1,567	889
FDIC insurance	678	1,203	350
Accounting and auditing service	588	563	623
Loan and collection	572	443	172
Data processing	502	497	472
Business and franchise tax	453	447	406
Consulting fees	436	346	334
CDARS fee expense	366	80	42
Credit reports	356	516	238
Postage	223	147	157
Telephone	223	276	282
Director fees	192	267	192
Office supplies-stationary print	173	204	175
Regulatory examinations	172	166	155
Other operating expenses	155	142	139
Legal fees	153	63	403
Other settlement fees	128	163	146
Other	1,743	2,011	2,306
	$20,118	$28,352	$15,738

Note 18. Fair Value Measurements

Effective January 1, 2008, the Corporation adopted FASB ASC 820-10 (SFAS 157) and FASB ASC 825-10 (SFAS 159).  FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Transfers between levels of the fair value hierarchy are recognized on the actual dates of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and or quarterly valuation process.  The standard describes three levels of inputs that may be used to measure fair values:

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

The Corporation used the following methods to determine the fair value of each type of financial instrument:

Investment securities: The fair values for investment securities are determined by quoted market prices for similar securities from active markets (Level 2).

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

Notes to Consolidated Financial Statements

Note 18. Fair Value Measurements (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option, are summarized below:

	Fair Value Measurement
	at December 31, 2010 Using
	(In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities	$124,307	$-	$124,307	$-
Residential loans held for sale	82,244	-	82,244	-
Derivative assets	318	-	-	318
Total Financial Assets-Recurring	$206,869	$-	$206,551	$318

Financial Liabilities-Recurring
Derivative liabilities	$38	$-	$-	$38
Total Financial Liabilities-Recurring	$38	$-	$-	$38

Financial Assets-Non-Recurring
Impaired loans (1)	$8,561	$-	$-	$8,561
Other real estate owned (2)	1,859	-	1,859	-
Total Financial Assets-Non-Recurring	$10,420	$-	$1,859	$8,561

	Fair Value Measurement
	at December 31, 2009 Using
	(In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities	$43,095	$43,095	$-	$-
Residential loans held for sale	76,232	-	76,232	-
Derivative assets	492	-	-	492
Total Financial Assets-Recurring	$119,819	$43,095	$76,232	$492

Financial Liabilities-Recurring
Derivative liabilities	$353	$-	$-	$353
Total Financial Liabilities-Recurring	$353	$-	$-	$353

Financial Assets-Non-Recurring
Impaired loans (1)	$7,032	$-	$-	$7,032
Other real estate owned (2)	5,111	-	5,111	-
Total Financial Assets-Non-Recurring	$12,143	$-	$5,111	$7,032
(1)  Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2)  Represents appraised value and realtor comparables less estimated selling expenses.

Notes to Consolidated Financial Statements

Note 18. Fair Value Measurements (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month period ended December 31, 2010.

Net Derivatives
(In Thousands)
Balance September 30, 2010	$845
Realized and unrealized gains (losses) included in earnings	(565)
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2010	$280

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the twelve month period ended December 31, 2010 and 2009.

Net Derivatives
(In Thousands)
Balance January 1, 2010	$166
Realized and unrealized gains included in earnings	114
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2010	$280

Net Derivatives
(In Thousands)
Balance January 1, 2009	$91
Realized and unrealized gains included in earnings	75
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2009	$166

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

	December 31, 2010
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$82,244	$1,266	$80,978

	December 31, 2009
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$76,232	$1,626	$74,606

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

Notes to Consolidated Financial Statements

Note 18. Fair Value Measurements (continued)

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

At December 31, 2010 and 2009, the majority of off-balance-sheet items is variable rate instruments or converts to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term
investments	$111,907	$111,907	$31,221	$31,221
Securities available for sale	124,307	124,307	43,095	43,095
Restricted stock	4,438	4,438	4,743	4,743
Loans, net of allowance	563,246	575,413	553,669	552,097
Derivatives	318	318	492	492
Total financial assets	$804,216	$816,383	$633,220	$631,648

Financial liabilities:
Deposits	$627,848	$626,606	$466,645	$466,668
Short-term borrowings	80,348	81,513	64,249	64,258
Long-term borrowings	37,034	37,155	46,330	46,351
Subordinated debentures	6,186	6,242	6,186	6,248
Derivatives	38	38	353	353
Total financial liabilities	$751,454	$751,554	$583,763	$583,878

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

Notes to Consolidated Financial Statements

Note 19. Segment Reporting

The Corporation has two reportable segments: traditional commercial banking and a mortgage banking business. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income.

The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process.

Revenues from Access Capital Management LLC are immaterial to the financial statement and are included in other.

Notes to Consolidated Financial Statement

The following table presents segment information for the years ended December 31, 2010, 2009, and 2008.

2010	Commercial	Mortgage			Consolidated
	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$33,919	$2,982	$28	$(1,786)	$35,143
Gain on sale of loans	408	32,093	-	-	32,501
Other	3,614	(925)	1,153	(1,683)	2,159
Total operating income	37,941	34,150	1,181	(3,469)	69,803

Expenses:
Interest expense	9,671	1,582	648	(1,787)	10,114
Salaries and employee benefits	8,298	13,461	288	-	22,047
Other	11,212	14,124	1,886	(1,682)	25,540
Total operating expenses	29,181	29,167	2,822	(3,469)	57,701

Income before income taxes	$8,760	$4,983	$(1,641)	$-	$12,102

Total assets	$788,902	$87,822	$9,725	$(54,625)	$831,824

Capital expenditures	$191	$326	$85	$-	$602

2009	Commercial	Mortgage			Consolidated
	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$35,886	$3,361	$44	$(1,765)	$37,526
Gain on sale of loans	659	48,603	-	-	49,262
Other	3,031	5,150	1,180	(1,657)	7,704
Total operating income	39,576	57,114	1,224	(3,422)	94,492

Expenses:
Interest expense	13,565	1,488	682	(1,767)	13,968
Salaries and employee benefits	8,040	20,082	-	-	28,122
Other	13,746	22,965	1,857	(1,655)	36,913
Total operating expenses	35,351	44,535	2,539	(3,422)	79,003

Income before income taxes	$4,225	$12,579	$(1,315)	$-	$15,489

Total assets	$627,766	$79,557	$9,138	$(49,582)	$666,879

Capital expenditures	$10	$32	$16	$-	$58

2008	Commercial	Mortgage			Consolidated
	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$37,910	$1,778	$71	$(967)	$38,792
Gain on sale of loans	-	24,863	-	(4)	24,859
Other	1,961	4,472	1,148	(1,627)	5,954
Total operating income	39,871	31,113	1,219	(2,598)	69,605

Expenses:
Interest expense	16,972	865	873	(970)	17,740
Salaries and employee benefits	7,520	13,261	-	-	20,781
Other	10,836	12,692	1,740	(1,628)	23,640
Total operating expenses	35,328	26,818	2,613	(2,598)	62,161

Income before income taxes	$4,543	$4,295	$(1,394)	$-	$7,444

Total assets	$662,885	$85,909	$9,476	$(55,946)	$702,324

Capital expenditures	$98	$72	$29	$-	$199

Notes to Consolidated Financial Statements

Note 20. Parent Corporation Only Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Balance Sheets

	December 31,
	2010	2009
	(In Thousands)
Assets
Cash	$10	$189
Other investments	2,374	6,540
Investment in subsidiaries	75,006	66,760
Other assets	1,624	757
Total assets	$79,014	$74,246

Liabilities
Subordinated debentures	$6,186	$6,186
Other liabilities	635	282
Total liabilities	6,821	6,468

Shareholders' Equity
Common stock	8,664	8,799
Capital surplus	17,794	18,552
Retained earnings	47,530	40,377
Accumulated other comprehensive income	(1,795)	50
Total shareholders' equity	72,193	67,778
Total liabilities and shareholders' equity	$79,014	$74,246

Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Income

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Income
Dividends from subsidiaries	$1,800	$2,467	$3,203
Interest	28	44	72
Other	-	24	81
	1,828	2,535	3,356
Expenses
Interest expense on subordinated debentures	216	238	418
Other expenses	1,163	1,185	1,122
Total expenses	1,379	1,423	1,540
Income before income taxes and undistributed income of subsidiaries	449	1,112	1,816
Income tax (benefit)	(536)	(466)	(526)

Income before undistributed income of subsidiaries	985	1,578	2,342
Undistributed income of subsidiaries	6,591	8,057	2,402
Net income	$7,576	$9,635	$4,744

Notes to Consolidated Financial Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net income	$7,576	$9,635	$4,744
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Undistributed income of subsidiaries	(6,591)	(8,057)	(2,402)
(Increase) decrease in other assets	(868)	172	(79)
Increase (decrease) in other liabilities	353	(33)	(150)
Stock-based compensation	175	162	136
Net cash provided by operating activities	645	1,879	2,249

Cash Flows from Investing Activities
Increase in investment in subsidiaries	(3,500)	-	(8,212)
Decrease (increase) in other investments	4,165	(2,512)	11,464
Net cash provided by (used in) investing activities	665	(2,512)	3,252

Cash Flows from Financing Activities
Repurchase of common stock	(1,535)	(173)	(5,930)
Net proceeds from issuance of common stock	469	1,400	870
Dividends paid	(423)	(415)	(433)
Net cash (used in) provided by financing activities	(1,489)	812	(5,493)

(Decrease) increase in cash and cash equivalents	(179)	179	8

Cash and Cash Equivalents
Beginning	189	10	2

Ending	$10	$189	$10

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

With the supervision and participation of its Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission and based on this assessment has concluded the Corporation’s internal control over financial reporting is effective as of that date.

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

The Corporation’s independent registered public accounting firm, BDO USA, LLP, has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the Corporation’s internal control over financial reporting which is included in “Item 8 – Financial Statements and Supplementary Data” herein.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors,”  “Certain Relationships and Related Transactions” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2011 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” in the 2011 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2011 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships between the Corporation and its directors and officers is contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” in the 2011 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2011 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

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

Access National Corporation
(Registrant)

Date: March 29, 2011	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer

Date: March 29, 2011	By:	/s/ Charles Wimer
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

Signature	Title	Date

/s/ Michael W. Clarke
Michael W. Clarke	President, Chief Executive Officer & Director (Principal Executive Officer)	March 29, 2011
/s/ John W. Edgemond IV		March 29, 2011
John W. Edgemond IV	Director

/s/ Martin S. Friedman
Martin S. Friedman	Director	March 29, 2011

/s/ James L. Jadlos
James L. Jadlos	Chairman & Director	March 29, 2011

/s/ Thomas M. Kody
Thomas M. Kody	Director	March 29, 2011

/s/ Robert C. Shoemaker
Robert C. Shoemaker	Director	March 29, 2011

/s/ Charles Wimer
Charles Wimer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2011