Form 10-Q
period 2011-03-31
ACCESS NATIONAL CORP
filed 2011-05-16
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of May 11, 2011 was 10,329,331 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	Page 2
	Consolidated Balance Sheets, March 31, 2011 and December 31, 2010 (Audited)	Page 2
	Consolidated Statements of Income, three months ended March 31, 2011 and 2010	Page 3
	Consolidated Statements of Changes in Shareholders' Equity, three months ended March 31, 2011 and 2010	Page 4
	Consolidated Statements of Cash Flows, three months ended March 31, 2011 and 2010	Page 5
	Notes to Consolidated Financial Statements (Unaudited)	Page 6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 37
Item 4.	Controls and Procedures	Page 38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 39
Item1A.	Risk Factors	Page 39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 39
Item 3.	Defaults Upon Senior Securities	Page 39
Item 4.	(Removed and Reserved)	Page 40
Item 5.	Other Information	Page 40
Item 6.	Exhibits	Page 40
	Signatures	Page 41

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and due from banks	$9,308	$9,198
Interest-bearing deposits in other banks and federal funds sold	32,693	102,709
Securities available for sale, at fair value	124,983	124,307
Restricted stock	4,438	4,438
Loans held for sale, at fair value	33,689	82,244
Loans	497,469	491,529
Allowance for loan losses	(10,722)	(10,527)
Net loans	486,747	481,002
Premises and equipment	8,876	8,934
Accrued interest receivable	2,396	2,380
Other real estate owned	1,859	1,859
Other assets	12,209	14,753
Total assets	$717,198	$831,824

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$87,597	$83,972
Savings and interest-bearing deposits	148,485	158,352
Time deposits	260,077	385,524
Total deposits	496,159	627,848
Other liabilities
Short-term borrowings	127,053	80,348
Long-term borrowings	6,482	37,034
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	6,846	8,215
Total liabilities	$642,726	$759,631

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,330,508 shares at March 31, 2011 and 10,376,169 shares at December 31, 2010	$8,626	$8,664
Additional paid in capital	17,572	17,794
Retained earnings	49,595	47,530
Accumulated other comprehensive income (loss), net	(1,321)	(1,795)
Total shareholders' equity	74,472	72,193
Total liabilities and shareholders' equity	$717,198	$831,824

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest and Dividend Income
Interest and fees on loans	$7,882	$7,872
Interest on deposits in other banks	55	37
Interest and dividends on securities	633	350
Total interest and dividend income	8,570	8,259

Interest Expense
Interest on deposits	1,511	1,968
Interest on short-term borrowings	377	265
Interest on long-term borrowings	62	389
Interest on subordinated debentures	53	52
Total interest expense	2,003	2,674

Net interest income	6,567	5,585
Provision for loan losses	223	198
Net interest income after provision for loan losses	6,344	5,387

Noninterest Income
Service fees on deposit accounts	173	160
Gain on sale of loans	5,516	5,240
Mortgage broker fee income	336	338
Other income	(186)	285
Total noninterest income	5,839	6,023

Noninterest Expense
Salaries and employee benefits	5,393	5,252
Occupancy and equipment	665	684
Other operating expenses	2,573	3,567
Total noninterest expense	8,631	9,503

Income before income taxes	3,552	1,907

Income tax expense	1,265	691
NET INCOME	$2,287	$1,216

Earnings per common share:
Basic	$0.22	$0.12
Diluted	$0.22	$0.11

Average outstanding shares:
Basic	10,359,386	10,572,017
Diluted	10,404,677	10,589,506

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share Data)
(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2010	$8,664	$17,794	$47,530	$(1,795)	$72,193
Comprehensive income:
Net income	-	-	2,287	-	2,287
Other comprehensive income, unrealized holding gains arising during the period (net of tax, $244)	-	-	-	474	474
Total comprehensive income					2,761
Stock option exercises (0 shares)	-	-	-	-	-
Dividend reinvestment plan (0 shares)	-	-	-	-	-
Repurchased under share repurchase program (45,661 shares)	(38)	(282)	-	-	(320)
Cash dividends	-	-	(222)	-	(222)
Stock-based compensation expense recognized in earnings	-	60	-	-	60

Balance, March 31, 2011	$8,626	$17,572	$49,595	$(1,321)	$74,472

Balance, December 31, 2009	$8,799	$18,552	$40,377	$50	$67,778
Comprehensive income:
Net income	-	-	1,216	-	1,216
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $59)	-	-	-	(115)	(115)
Total comprehensive income					1,101
Stock option exercises (15,000 shares)	13	39	-	-	52
Dividend reinvestment plan (74,721 shares)	62	355	-	-	417
Repurchased under share repurchase program (11,836 shares)	(10)	(61)	-	-	(71)
Cash dividends	-	-	(106)	-	(106)
Stock-based compensation expense recognized in earnings	-	46	-	-	46

Balance, March 31, 2010	$8,864	$18,931	$41,487	$(65)	$69,217

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$2,287	$1,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	223	198
Provision for losses on mortgage loans sold	126	500
Net gains/losses on sales and write-down of other real estate owned	-	352
Deferred tax benefit	(4)	(132)
Stock-based compensation	60	46
Valuation allowance on derivatives	(43)	(261)
Amortization of premiums on securities, net	12	9
Depreciation and amortization	115	116
Changes in assets and liabilities:
(Decrease) increase in valuation of loans held for sale carried at fair value	(109)	893
Decrease in loans held for sale	48,664	25,633
Decrease in other assets	2,326	3,186
Decrease in other liabilities	(1,494)	(7,696)
Net cash provided by operating activities	52,163	24,060
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	5,030	14,969
Purchases of securities available for sale	(5,000)	(45,000)
Net (increase) decrease in loans	(5,968)	16,768
Proceeds from sales of other real estate owned	-	490
Purchases of premises and equipment	(52)	(63)
Net cash used in investing activities	(5,990)	(12,836)
Cash Flows from Financing Activities
Net (decrease) increase in demand, interest-bearing demand and savings deposits	(6,242)	13,375
Net decrease in time deposits	(125,447)	(19,820)
Decrease in securities sold under agreement to repurchase	(4,160)	(3,237)
Net increase (decrease) in other short-term borrowings	20,866	(8,089)
Net decrease in long-term borrowings	(554)	(5,970)
Proceeds from issuance of common stock	-	469
Repurchase of common stock	(320)	(70)
Dividends paid	(222)	(106)
Net cash used in financing activities	(116,079)	(23,448)

Decrease in cash and cash equivalents	(69,906)	(12,224)
Cash and Cash Equivalents
Beginning	111,907	31,221
Ending	$42,001	$18,997
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,278	$3,056
Cash payments for income taxes	$655	$2,264
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$718	$(174)

See accompanying notes to consolidated financial statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia.  The Corporation has two wholly-owned subsidiaries, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association, and Access National Capital Trust II, which was formed for the purpose of issuing redeemable capital securities.  The Bank has three active subsidiaries, Access National Mortgage Corporation (the “Mortgage Corporation”), Access Real Estate LLC (“Access Real Estate”), and Access Capital Management Holding LLC (“ACM”).

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2010, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first three months of 2011, the Corporation granted 95,100 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date.  Stock–based compensation expense recognized in other operating expense during the first three months of 2011 and 2010 was approximately $60 thousand and $46 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of March 31, 2011 was $327,253.  The cost is expected to be recognized over a weighted average period of 1.92 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the three months ended March 31, 2011 and March 31, 2010 is presented as follows:

	Three Months Ended
	March 31, 2011

Expected life of options granted, in years	3.32
Risk-free interest rate	1.19%
Expected volatility of stock	49%
Annual expected dividend yield	1%

Fair value of granted options	$225,698
Non-vested options	286,200

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term, in years	Value

Outstanding at beginning of year	418,525	$5.98	1.34	$290,583
Granted	95,100	$6.68	3.32	$-
Exercised	-	$-	-	$-
Lapsed or Canceled	(84,100)	$7.35	0.21	$-

Outstanding at March 31, 2011	429,525	$5.87	1.79	$530,978

Exercisable at March 31, 2011	143,325	$6.43	0.66	$96,611

	Three Months Ended
	March 31, 2010

Expected life of options granted, in years	3.40
Risk-free interest rate	1.39%
Expected volatility of stock	48%
Annual expected dividend yield	1%

Fair value of granted options	$212,268
Non-vested options	278,575

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term, in years	Value

Outstanding at beginning of year	439,079	$6.44	1.53	$216,870
Granted	102,500	$5.97	3.40	$-
Exercised	(15,000)	$3.45	-	$-
Lapsed or canceled	(34,370)	$6.46	0.45	$-

Outstanding at March 31, 2010	492,209	$6.43	1.86	$222,398

Exercisable at March 31, 2010	213,634	$7.80	2.56	$-

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available for sale securities. Available for sale securities are carried at fair value with net unrealized gains or losses reported on an after tax basis as a component of cumulative other comprehensive income in shareholders’ equity. The fair value of securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

The following table provides the amortized costs and fair values of securities available for sale as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
U.S. Government agencies	$124,376	$65	$(2,051)	$122,390
Mortgage backed securities	640	4	-	644
Municipals - taxable	470	-	-	470
CRA mutual fund	1,500	-	(21)	1,479
	$126,986	$69	$(2,072)	$124,983

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
U.S. Government agencies	$124,388	$62	$(2,738)	$121,712
Mortgage backed securities	670	-	(40)	630
Municipals - taxable	470	2	-	472
CRA mutual fund	1,500	-	(7)	1,493
	$127,028	$64	$(2,785)	$124,307

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available for sale as of March 31, 2011 and December 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
U.S. Government agencies:
Due in one year or less	$5,000	$5,013	$5,000	$5,022
Due after one through five years	45,005	44,886	50,026	49,751
Due after five through ten years	29,981	29,278	29,978	29,181
Due after ten through fifteen years	44,390	43,213	39,384	37,758
Municipals - taxable:
Due after one through five years	470	470	470	472
Mortgage backed securities:
Due after fifteen years	640	644	670	630
CRA Mutual Fund	1,500	1,479	1,500	1,493
Total	$126,986	$124,983	$127,028	$124,307

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $61.1 million at March 31, 2011 and $60.9 million at December 31, 2010.

NOTE 3 – SECURITIES (continued)

Securities available for sale that have an unrealized loss position at March 31, 2011 and December 31, 2010 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

U.S. Government agencies	$82,319	$(2,051)	$-	$-	$82,319	$(2,051)
CRA Mutual fund	1,479	(21)	$-	$-	1,479	(21)
Total	$83,798	$(2,072)	$-	$-	$83,798	$(2,072)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

Mortgage backed securities	$630	$(40)	$-	$-	$630	$(40)
U.S. Government agencies	96,623	(2,738)	-	-	96,623	(2,738)
CRA Mutual fund	1,493	(7)	-	-	1,493	(7)
Total	$98,746	$(2,785)	$-	$-	$98,746	$(2,785)

Management does not believe that any individual unrealized loss as of March 31, 2011 and December 31, 2010 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates and not due to credit deterioration or losses.  The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock.  The amortized costs of the restricted stock as of March 31, 2011 and December 31, 2010 are as follows:
	March 31, 2011	December 31, 2010
	(In Thousands)
Restricted Stock:

Federal Reserve Bank stock	$999	$999

FHLB stock	3,439	3,439
	$4,438	$4,438

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at March 31, 2011 and December 31, 2010:
	Composition of Loan Portfolio
	(Dollars In Thousands)
	March 31, 2011		December 31, 2010
	Amount	Percentage of Total	Amount	Percentage of Total

Commercial real estate	$216,148	43.45%	$217,999	44.35%
Residential real estate	133,302	26.80	137,752	28.03
Commercial	109,042	21.92	94,798	19.28
Real estate construction	36,303	7.30	38,093	7.75
Consumer	2,674	0.53	2,887	0.59
Total loans	$497,469	100.00%	$491,529	100.00%
Less allowance for loan losses	10,722		10,527
Net loans	$486,747		$481,002

Allowance for Loan Losses

The allowance for loan losses totaled approximately $10.7 million at March 31, 2011 compared to $10.5 million at year end December 31, 2010. The allowance for loan losses was equivalent to approximately 2.16% of total loans held for investment at March 31, 2011 and 2.14% at December 31, 2010. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly.  Charge-offs are taken when a loan is identified as uncollectible.

The methodology by which we systematically determine the amount of our allowance is set forth by the Board of Directors in our Loan Policy and implemented by management.  The results of the analysis are documented, reviewed, and approved by the Board of Directors no less than quarterly.

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

For the remaining loans in each segment, the bank calculates the probability of loss as a group using the risk rating for each of the following loan types:  Commercial Real Estate, Residential Real Estate, Commercial, Real Estate Construction, and Consumer.  Management calculates the historical loss rate in each group by risk rating using a period of at least three years. This historical loss rate may then be adjusted based on management’s assessment of internal and external environmental factors. This adjustment is meant to account for changes between the historical economic environment and current conditions, and for changes in the ongoing management of the portfolio which affects the loans’ potential losses.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

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

Management and the Board of Directors subject the reserve adequacy and methodology to a review on a regular basis by internal auditors, external auditors and bank regulators, and such reviews have not resulted in any material adjustment to the reserve.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses and Recorded Investment in Loans
For the Quarter Ended March 31, 2011	Commercial Real Estate	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
	(In Thousands)

Allowance for loan losses:
Beginning Balance	$5,316	$2,925	$1,506	$757	$23	$10,527
Charge-offs	(161)	(2)	(21)	-	-	(184)
Recoveries	74	10	72	-	-	156
Provisions	(28)	(30)	352	(75)	4	223
Ending Balance	$5,201	$2,903	$1,909	$682	$27	$10,722

Ending balance: individually evaluated for impairment	$818	$414	$-	$-	$-	$1,232
Ending balance: collectively evaluated for impairment	$4,383	$2,489	$1,909	$682	$27	$9,490
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$216,148	$133,302	$109,042	$36,303	$2,674	$497,469
Ending balance: individually evaluated for impairment	$6,450	$1,839	$874	$-	$-	$9,163
Ending balance: collectively evaluated for impairment	$209,698	$131,463	$108,168	$36,303	$2,674	$488,306
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

For the Year Ended December 31, 2010	Commercial Real Estate	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
	(In Thousands)

Allowance for loan losses:
Beginning Balance	$4,407	$2,606	$1,562	$539	$13	$9,127
Charge-offs	(624)	(875)	(501)	(48)	-	(2,048)
Recoveries	109	38	385	99	1	632
Provisions	1,424	1,156	60	167	9	2,816
Ending Balance	$5,316	$2,925	$1,506	$757	$23	$10,527

Ending balance: individually evaluated for impairment	$960	$283	$-	$-	$-	$1,243
Ending balance: collectively evaluated for impairment	$4,356	$2,642	$1,506	$757	$23	$9,284
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$217,999	$137,752	$94,798	$38,093	$2,887	$491,529
Ending balance: individually evaluated for impairment	$6,712	$949	$900	$-	$-	$8,561
Ending balance: collectively evaluated for impairment	$211,287	$136,803	$93,898	$38,093	$2,887	$482,968
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Identifying and Classifying Portfolio Risks by Risk Rating

Management evaluates the collectability of all loans in the portfolio and assigns a proprietary risk rating. Ratings range from the highest to lowest quality based on factors including measurements of ability to pay, collateral type and value, borrower stability, management experience, and credit enhancements.  These ratings are consistent with the bank regulatory rating system.

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

Loss - Assets classified loss are considered uncollectible and their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value and partial recovery may be effected in the future.

The Bank did not have any loans classified as loss at March 31, 2011 or December 31, 2010.  It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The profile of the portfolio, as indicated by risk rating, as of March 31, 2011 and December 31, 2010 is shown below.

	Credit Quality Indicators
	As of March 31, 2011 and December 31, 2010
Credit Risk Profile by Regulatory Risk Rating

	Commercial Real Estate		Residential Real Estate		Commercial		Real Estate Construction		Consumer		Totals
	3/31/11	12/31/10	3/31/11	12/31/10	3/31/11	12/31/10	3/31/11	12/31/10	3/31/11	12/31/10	3/31/11	12/31/10
	(In Thousands)
Pass	$173,712	$173,101	$123,427	$125,808	$102,020	$87,883	$35,490	$36,343	$2,674	$2,887	$437,323	$426,022
Special mention	23,796	26,016	3,566	4,828	4,157	4,827	937	1,585	-	-	32,456	37,256
Substandard	19,412	19,613	6,394	7,218	3,350	2,498	-	310	-	-	29,156	29,639
Doubtful	-	143	-	-	-	-	-	-	-	-	-	143
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(772)	(874)	(85)	(102)	(485)	(410)	(124)	(145)	-	-	(1,466)	(1,531)
Total	$216,148	$217,999	$133,302	$137,752	$109,042	$94,798	$36,303	$38,093	$2,674	$2,887	$497,469	$491,529

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

	Credit Quality Indicators
	As of March 31, 2011 and December 31, 2010
Credit Risk Profile Based on Payment Activity

	Commercial Real Estate		Residential Real Estate		Commercial		Real Estate Construction		Consumer		Totals
	3/31/11	12/31/10	3/31/11	12/31/10	3/31/11	12/31/10	3/31/11	12/31/10	3/31/11	12/31/10	3/31/11	12/31/10
	(In Thousands)
Performing	$209,698	$211,287	$131,463	$136,803	$108,168	$93,898	$36,303	$38,093	$2,674	$2,887	$488,306	$482,968
Non-performing	6,450	6,712	1,839	949	874	900	-	-	-	-	9,163	8,561
Total	$216,148	$217,999	$133,302	$137,752	$109,042	$94,798	$36,303	$38,093	$2,674	$2,887	$497,469	$491,529

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of March 31, 2011 and December 31, 2010.  Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans
	As of March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate	$682	$-	$-	$682	$6,450	$209,016	$216,148
Residential real estate	1,325	-	-	1,325	1,839	130,138	133,302
Commercial	92	-	-	92	874	108,076	109,042
Real estate construction	-	-	-	-	-	36,303	36,303
Consumer	-	-	-	-	-	2,674	2,674
Total	$2,099	$-	$-	$2,099	$9,163	$486,207	$497,469

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate	$-	$1,487	$-	$1,487	$6,712	$209,800	$217,999
Residential real estate	569	382	333	1,284	949	135,519	137,752
Commercial	-	-	-	-	900	93,898	94,798
Real estate construction	-	-	-	-	-	38,093	38,093
Consumer	-	-	-	-	-	2,887	2,887
Total	$569	$1,869	$333	$2,771	$8,561	$480,197	$491,529

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Impaired Loans

A loan is classified as impaired when it is deemed probable by management’s analysis  that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, or the recorded investment in the impaired loan is greater than the present value of expected future cash flows, discounted at the loan's effective interest rate. In the case of an impaired loan, management conducts an analysis which identifies if a quantifiable potential loss exists, and takes the necessary steps to record that loss when it has been identified as uncollectible. The table below shows the results of management’s analysis as of March 31, 2011 and December 31, 2010.

	Impaired Loans
	Quarter Ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate	$2,997	$2,997	$-	$3,011	$-
Residential real estate	40	40	-	40	-
Commercial	874	874	-	886	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial real estate	3,453	3,453	818	3,490	-
Residential real estate	1,799	1,799	414	1,803	-
Commercial	-	-	-	-	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total:
Commercial real estate	$6,450	$6,450	$818	$6,501	$-
Residential real estate	$1,839	$1,839	$414	$1,843	$-
Commercial	$874	$874	$-	$886	$-
Real estate construction	$-	$-	$-	$-	$-
Consumer	$-	$-	$-	$-	$-

NOTE 5 – SEGMENT REPORTING

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

Other includes the operations of the Corporation, Access Real Estate, and ACM. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to interest on subordinated debentures.  The primary source of income for Access Real Estate is derived from rents received from the Bank and Mortgage Corporation.  ACM is in a start-up phase and its primary source of income is expected to be from fees.

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information for the three months ended March 31, 2011 and 2010:

2011	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$8,437	$349	$3	$(219)	$8,570
Gain on sale of loans	286	5,230	-	-	5,516
Other revenues	671	(206)	288	(430)	323
Total revenues	9,394	5,373	291	(649)	14,409

Expenses:
Interest expense	1,902	163	157	(219)	2,003
Salaries and employee benefits	2,391	2,874	128	-	5,393
Other	1,753	1,625	513	(430)	3,461
Total expenses	6,046	4,662	798	(649)	10,857

Income (loss) before income taxes	$3,348	$711	$(507)	$-	$3,552

Total assets	$690,338	$37,105	$9,504	$(19,749)	$717,198

2010	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$8,066	$389	$15	$(211)	$8,259
Gain on sale of loans	-	5,240	-	-	5,240
Other revenues	394	516	293	(420)	783
Total revenues	8,460	6,145	308	(631)	14,282

Expenses:
Interest expense	2,588	138	160	(212)	2,674
Salaries and employee benefits	2,377	2,875	-	-	5,252
Other	2,034	2,354	480	(419)	4,449
Total expenses	6,999	5,367	640	(631)	12,375

Income (loss) before income taxes	$1,461	$778	$(332)	$-	$1,907

Total assets	$604,708	$54,135	$47,233	$(68,695)	$637,381

NOTE 6 – EARNINGS PER SHARE

The following tables show the calculation of both basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2011 and 2010, respectively. The numerator of both the basic and diluted EPS is equivalent to net income.  The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(In Thousands, Except for Share Data)

BASIC EARNINGS PER SHARE:
Net income	$2,287	$1,216
Weighted average shares outstanding	10,359,386	10,572,017

Basic earnings per share	$0.22	$0.12

DILUTED EARNINGS PER SHARE:
Net income	$2,287	$1,216
Weighted average shares outstanding	10,359,386	10,572,017
Dilutive stock options and warrants	45,291	17,489
Weighted average diluted shares outstanding	10,404,677	10,589,506

Diluted earnings per share	$0.22	$0.11

NOTE 7 - DERIVATIVES

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

Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts.  The Mortgage Corporation does not expect any counterparty to fail to meet its obligation.  Additional risks inherent in mandatory delivery programs include the risk that, if the Mortgage Corporation does not close the loans subject to interest rate risk lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreement.  Should this be required, the Mortgage Corporation could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations.

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

NOTE 7 – DERIVATIVES (continued)

At March 31, 2011 and December 31, 2010, the Mortgage Corporation had derivative financial instruments with a notional value of $111.3 million and $76.8 million, respectively.  The fair value of these derivative instruments at March 31, 2011 and December 31, 2010 was $323 thousand and $281 thousand, respectively, and was included in other assets.

Included in other noninterest income for the three months ended March 31, 2011 and March 31, 2010 was a net loss of $549 thousand and a net loss of $226 thousand, respectively, relating to derivative instruments.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued an update (ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring) impacting FASB ASC 310-40, Troubled Debt Restructurings by Creditors. The amendments specify that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on these points and give examples of both conditions. This update becomes effective for the Corporation for interim or annual reporting periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

NOTE 9 - FAIR VALUE

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

NOTE 9 - FAIR VALUE (continued)

Residential loans held for sale: The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

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

Impaired loans:  The fair values of impaired loans are measured on a nonrecurring basis as the fair value of the loan’s collateral for collateral-dependent loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The use of discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral (Level 3).

Other real estate owned:  The fair value of other real estate owned, which consists of real estate that has been foreclosed, is recorded at the lower of fair value less selling expenses or the book balance prior to foreclosure.  Write downs are provided for subsequent declines in value and are recorded in other noninterest expense (Level 2).

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of March 31, 2011 and December 31, 2010, are summarized below:

	Fair Value Measurement
	at March 31, 2011 Using
	(In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities	$124,983	$-	$124,983	$-
Residential loans held for sale	33,689	-	33,689	-
Derivative assets	323	-	-	323
Total Financial Assets-Recurring	$158,995	$-	$158,672	$323

Financial Liabilities-Recurring
Derivative liabilities	$-	$-	$-	$-
Total Financial Liabilities-Recurring	$-	$-	$-	$-

Financial Assets-Non-Recurring
Impaired loans (1)	$9,163	$-	$-	$9,163
Other real estate owned (2)	1,859	-	1,859	-
Total Financial Assets-Non-Recurring	$11,022	$-	$1,859	$9,163

(1)  Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2)  Represents appraised value and realtor comparables less estimated selling expenses.

NOTE 9 - FAIR VALUE (continued)

	Fair Value Measurement
	at December 31, 2010 Using
	(In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities	$124,307	$-	$124,307	$-
Residential loans held for sale	82,244	-	82,244	-
Derivative assets	318	-	-	318
Total Financial Assets-Recurring	$206,869	$-	$206,551	$318

Financial Liabilities-Recurring
Derivative liabilities	$38	$-	$-	$38
Total Financial Liabilities-Recurring	$38	$-	$-	$38

Financial Assets-Non-Recurring
Impaired loans (2)	$8,561	$-	$-	$8,561
Other real estate owned (3)	1,859	-	1,859	-
Total Financial Assets-Non-Recurring	$10,420	$-	$1,859	$8,561

(1)  Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2)  Represents appraised value and realtor comparables less estimated selling expenses.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month period ended March 31, 2011.

Net Derivatives
(In Thousands)
Balance December 31, 2010	$280
Realized and unrealized gains (losses) included in earnings	43
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance March 31, 2011	$323

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

NOTE 9 - FAIR VALUE (continued)

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at March 31, 2011, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$33,689	$1,156	$32,533

The Corporation has elected to account for residential loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.

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

NOTE 9 - FAIR VALUE (continued)

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

At March 31, 2011 and December 31, 2010, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$42,001	$42,001	$111,907	$111,907
Securities available for sale	124,983	124,983	124,307	124,307
Restricted stock	4,438	4,438	4,438	4,438
Loans held for sale	33,689	33,689	82,244	82,244
Loans, net of allowance	486,747	473,349	481,002	493,169
Derivatives	1,000	1,000	318	318
Total financial assets	$692,858	$679,460	$804,216	$816,383

Financial liabilities:
Deposits	$496,159	$437,851	$627,848	$626,606
Short-term borrowings	127,053	129,401	80,348	81,513
Long-term borrowings	6,482	6,762	37,034	37,155
Subordinated debentures	6,186	6,241	6,186	6,242
Derivatives	677	677	38	38
Total financial liabilities	$636,557	$580,932	$751,454	$751,554

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future period.

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

In addition, periods of distress or dysfunction in significant portions of the global financial markets could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the commercial and residential real estate markets during recent financial periods have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit and a reduction of business activity. There can be no assurance that the EESA, the ARRA or other actions taken by the federal government will alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive and regulatory landscape due to the Dodd-Frank Act or otherwise. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A – Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principles of accounting: (i) FASB ASC 450-10, which requires that losses be accrued when they are probable of occurring and estimatable, and (ii) FASB ASC 310-10, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity.  Such evaluation considers, among other factors, the estimated market value of the underlying collateral and current economic conditions.  For further information about our practices with respect to allowance for loan losses, please see Note 4 to the consolidated financial statements.

Other-Than-Temporary Impairment of Securities

The Corporation’s securities portfolio is classified as available for sale.  At March 31, 2011 there were no non-agency mortgage backed securities or trust preferred securities in the portfolio.  The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other-than-temporary.  Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  At March 31, 2011 there were no securities with other-than-temporary impairment.

Income Taxes

The Corporation uses the liability method of accounting for income taxes. This method results in the recognition of deferred tax assets and liabilities that are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount combined with the current taxes payable or refundable results in the income tax expense for the current year.  The Corporation’s evaluation of the deductibility or taxability of items included in the Corporation’s tax returns has not resulted in the identification of any material, uncertain tax positions.

Fair Value

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  The fair value estimates of existing on and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments. For additional information about our financial assets carried at fair value, please see Note 9 to the consolidated financial statements.

Off-Balance Sheet Items

In the ordinary course of business, the Bank issues commitments to extend credit and, at March 31, 2011 and December 31, 2010, these commitments amounted to $37.1 million and $36.1 million, respectively.  These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

At March 31, 2011 and December 31, 2010, the Bank had approximately $68.6 million and $108.6 million, respectively, in unfunded lines of credit and letters of credit.  These lines of credit, if drawn upon, would be funded from routine cash flows and short-term borrowings.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At March 31, 2011 and December 31, 2010 the balance in this account totaled $297 thousand.  The Mortgage Corporation maintains a similar reserve, the Allowance for Losses on Loans Sold for potential liability under standard representations and warranties issued in connection with loans sold. This reserve totaled $2.1 million at March 31, 2011 and $1.9 million at December 31, 2010 and is included in other liabilities on the balance sheet.  The following table shows the changes to the Allowance for Losses on Mortgage Loans Sold.

	Three Months ended	Year Ended
	March 31, 2011	December 31, 2010
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$1,991	$3,332

Provision charged to operating expense	126	3,836
Recoveries	-	68
Charge-offs	(4)	(5,245)
Allowance for losses on mortgage loans sold - end of period	$2,113	$1,991

FINANCIAL CONDITION

Executive Summary

At March 31, 2011, the Corporation’s assets totaled $717.2 million, compared to $831.8 million at December 31, 2010, a decrease of $114.6 million.  The decrease in assets is attributable in part to a decrease in loans held for sale of $48.6 million, which resulted from a 53.6% decline in mortgage loan originations during the first quarter of 2011 compared to the fourth quarter of 2010.  Also contributing to the decrease in assets was a $70.0 million reduction in interest-bearing deposits and federal funds sold as these funds were used to reduce wholesale funds and CDARS deposits.  Loans held for investment totaled $497.5 million at March 31, 2011 compared to $491.5 million at year end 2010, an increase of $6.0 million.  The increase in loans is attributable to a $14.2 million increase in commercial loans that was partially offset by a $1.9 million decrease in commercial real estate loans, a $4.5 million decrease in residential loans and a $1.8 million decrease in real estate construction loans.  At March 31, 2011, loans secured by real estate collateral comprised 77.6% of our total loan portfolio, with loans secured by commercial real estate contributing 43.5% of our total loan portfolio, loans secured by residential real estate contributing 26.8% and construction loans contributing 7.3%.  Loans held for sale totaled $33.7 million, compared to $82.2 million at December 31, 2010, a decrease of $48.5 million.  Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market.  Deposits totaled $496.2 million at March 31, 2011, compared to $627.8 million at December 31, 2010.  While noninterest bearing deposits increased $3.6 million from December 31, 2010 to March 31, 2011, interest-bearing deposits declined by $135.3 million as a result of a deliberate reduction in wholesale and CDARS deposits that was intended to reduce excess liquidity and interest expense.

Executive Summary (continued)

Net income for the first quarter of 2011 totaled $2.3 million compared to $1.2 million for the same period in 2010.  Earnings per diluted share were $0.22 for the first quarter of 2011, compared to $0.11 per diluted share in the same period of 2010.  The increase in earnings is primarily due to a $671 thousand decrease in interest expense, due to the low rate environment and favorable changes in deposit mix, and an $872 thousand decrease in noninterest expense due to decreases in other operating expenses related to improvements in the Corporation’s operating efficiency.

Non-performing assets (“NPA”) totaled approximately $11.0 million or 1.53% of total assets at March 31, 2011 down from $13.5 million or 2.12% of total assets at March 31, 2010.  NPA are comprised of $9.1 million in non-accrual loans and $1.9 million in other real estate owned.  Subsequent to March 31, 2011, non-performing assets has been reduced by $959 thousand from a sale of an OREO property.

We believe the economic recovery is continuing to strengthen and the labor market is improving. The unemployment rate for Fairfax County, Virginia at the end of March 2011 was 4.5% compared to 6.3% for the state of Virginia and 9.2% for the nation.  The median sales price of new single family homes that sold through February 2011 was $897,700 an increase of 8% compared to the 2010 median of $831,000.  Single family building permits issued in Fairfax County totaled 185 at March 31, 2011, down from 203 for the same period in 2010.  The Federal Open Market Committee announced at the March 2011 meeting that the target rate for federal funds will remain at 0 to 25 basis points, with expectation that economic conditions will warrant this range for an extended period.  The historically low interest rate environment continues to impact yields of variable loans and the securities portfolio.  Despite the low rate environment, the Corporation’s net interest margin was essentially unchanged from the first quarter of 2010 to the first quarter of 2011.

We are continuing to focus on credit quality and we believe that we are well positioned for expanding our core business and strategic initiatives as the economy cycles into recovery.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, taxable municipal securities, and a CRA mutual fund.  The portfolio does not have any non agency mortgage backed securities or trust preferred securities.

At March 31, 2011 the fair value of the securities portfolio totaled approximately $125.0 million, compared to $124.3 million at December 31, 2010. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.  The investment portfolio does not contain any non-agency mortgage backed securities or trust preferred securities.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock.  These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market.  Restricted stock is carried at cost on the Corporation’s financial statements.  Dividends are paid semi-annually on FRB stock and the FHLB has declared quarterly dividends for each quarter in 2010.

Loans

The loans portfolio constitutes the largest component of earning assets and is comprised of commercial real estate loans, residential real estate, commercial loans, real estate construction loans, and consumer loans.  All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller.  The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”.   Loans totaled $497.5 million at March 31, 2011 compared to $491.5 million at December 31, 2010, an increase of $6.0 million. Commercial real estate loans decreased approximately $1.9 million, residential real estate loans decreased $4.5 million and real estate construction loans decreased $1.8 million.  Commercial loans increased approximately $14.2 million.

Loans (continued)

The increase in commercial loans reflects an improvement in local economic conditions and increased loan demand by local businesses.  Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio.  The following is a summary of the loan portfolio at March 31, 2011.

Commercial Real Estate Loans: This category of loans represents the largest segment of the loan portfolio and comprised 43.45% of the loans held for investment as of March 31, 2011.  These loans generally fall into one of three situations in order of magnitude: first, loans supporting an owner occupied commercial property; second, properties used by non-profit organizations such as churches or schools where repayment is dependent upon the cash flow of the non-profit organizations; and third, loans supporting a commercial property leased to third parties for investment.  Commercial real estate loans are secured by the subject property and underwritten to policy standards.  Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans:  This category represents the second largest segment of the loans held for investment and includes loans secured by first or second mortgages on one to four family residential properties. This segment comprised 26.80% of the loans held for investment portfolio as of March 31, 2011.  Of this amount, the following sub-categories exist as a percentage of the whole residential real estate loan portfolio:  home equity lines of credit, 15.0%; first trust mortgage loans, 69.6%; junior trust loans, 12.1%; and multi-family loans and loans secured by farmland, 3.3%.

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

Commercial Loans: Commercial Loans represent 21.92% of the loans held for investment portfolio as of March 31, 2011.  These loans are made to businesses or individuals within our target market for business purposes.  Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business.  We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan.  To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans, comprise 7.30% of the loans held for investment portfolio as of March 31, 2011.  These loans generally fall into one of three categories:  first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings.  Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time.  The loans typically carry recourse to principal owners.   In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk.  To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Loans (continued)

Consumer and Other Loans:  Consumer and Other Loans make up approximately 0.53% of the loans held for investment portfolio as of March 31, 2011.  Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles.  Very few consumer loans are unsecured.  As a matter of operation, management discourages unsecured lending.  Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Corporation to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit.  Loan proceeds are used for the purchase or refinance of the property securing the loan.  Loans are sold with the servicing released to the investor. At March 31, 2011, LHFS at fair value totaled $33.7 million compared to $82.2 million at December 31, 2010.

The LHFS loans are closed by the Mortgage Corporation and held on average fifteen to thirty days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Mortgage Corporation is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration.  During the first quarter of 2011 we originated $122.2 million of loans processed in this manner, compared to $263.6 million in the fourth quarter of 2010 and $148.9 million for the first quarter of 2010.  Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase, by the Mortgage Corporation, of loans previously sold.  The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

In certain circumstances, the Bank will purchase adjustable rate mortgage loans in the Bank’s market area directly from the Mortgage Corporation to supplement loan growth in the Bank’s portfolio.  During the first quarter of 2011 the Bank purchased one loan in the amount of $191 thousand for the Bank’s portfolio.  The Mortgage Corporation also transferred one loan totaling $147 thousand to the Bank in the first quarter of 2011 due to the Mortgage Corporation’s inability to sell the loan to a third party.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender.  The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. During the first three months of 2011, $17.2 million in residential mortgage loans were originated under this type of delivery method, as compared to $19.8 million for the same period of 2010. Brokered loans accounted for 12.3% of the total loan volume for the first three months of 2011 compared to 11.7% for the same period of 2010.  We have historically brokered loans that do not conform to the products offered by the Mortgage Corporation.  As of April 1, 2011 the Mortgage Corporation discontinued brokering loans as a result of new disclosure and compensation regulations.  The Mortgage Corporation has increased its product line to include most of the products previously brokered and we do not believe that this change will have a material impact on our business.

Allowance for Loan Losses

The allowance for loan losses totaled approximately $10.7 million at March 31, 2011 compared to $10.5 million at December 31, 2010.  The Corporation’s allowance for loan losses remained relatively steady through the first quarter of 2011 due to minimal changes to the non-performing loan and OREO balances during the same period.  For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At March 31, 2011 and December 31, 2010, the Bank had non-performing assets totaling $11.0 million and $10.4 million respectively. Non-performing assets consist of non-accrual loans and other real estate owned. All non-performing loans are carried at the expected liquidation value of the underlying collateral.  The table below sets forth the amounts and categories of non-performing assets.

Non-performing Assets (continued)

The following table is a summary of our non-performing assets at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(Dollars In Thousands)
Non-accrual and restructured loans :
Commercial real estate	$6,450	$6,712
Residential real estate	1,839	949
Commercial	874	900
Real estate construction	-	-
Consumer	-	-
Total non-accrual and restructured loans	9,163	8,561

Other real estate owned ("OREO")	1,859	1,859

Total non-performing assets	$11,022	$10,420

Ratio of non-performing assets to:
Total loans plus OREO	2.21%	2.11%

Total assets	1.53%	1.25%

Accruing past due loans:
90 or more days past due	$-	$333

Deposits

Deposits are the primary sources of funding loan growth.  At March 31, 2011, deposits totaled $496.2 million compared to $627.8 million on December 31, 2010, a decrease of $131.6 million.  Savings and interest-bearing deposits decreased $9.9 million from December 31, 2010 and totaled $148.5 million at March 31, 2011. Time deposits decreased $125.4 million from $385.5 million at December 31, 2010 to $260.1 million at March 31, 2011.  Noninterest-bearing deposits increased $3.6 million from $84.0 million at December 31, 2010 to $87.6 million at March 31, 2011. The decrease in savings and time deposits is due to a deliberate reduction in wholesale and CDARS deposits. The growth in noninterest-bearing accounts is attributable to new accounts opened during the first quarter of 2011 and balance fluctuations of existing commercial accounts.

Shareholders’ Equity

Shareholders’ equity totaled approximately $74.5 million at March 31, 2011 compared to $72.2 million at December 31, 2010. The increase in shareholders’ equity is due to retained earnings net of dividends paid and share repurchase activity. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain.  These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet.  Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

Shareholders’ Equity (continued)

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

Risk Based Capital Analysis

	March 31,	December 31,
	2011	2010
	(In Thousands)
Tier 1 Capital:
Common stock	$8,626	$8,664
Capital surplus	17,572	17,794
Retained earnings	49,595	47,530
Less: Net unrealized loss on equity securities	(14)	-
Subordinated debentures	6,000	6,000
Less: Dissallowed servicing assets	149	(168)
Total Tier 1 capital	81,630	79,820

Subordinated debentures not included in Tier 1	-	-
Allowance for loan losses	6,826	7,049
Unrealized gain on available for sale equity securities	-	-
	6,826	7,049

Total risk based capital	$88,456	$86,869

Risk weighted assets	$541,872	$560,112

Quarterly average assets	$762,039	$834,810
			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	15.06%	14.25%	4.00%
Total risk based capital ratio	16.32%	15.51%	8.00%
Leverage ratio	10.71%	9.56%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2011 totaled $2.3 million or $0.22 diluted earnings per share. This compares with $1.2 million or $0.11 diluted earnings per share for the same quarter in 2010.  The increase in earnings for the three months ended March 31, 2011 as compared to the same period in 2010 is attributable to a 129.2% increase in income before taxes from the commercial banking segment. Total revenues from the commercial banking segment increased $934 thousand and total expenses decreased $953 thousand.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income for the three months ended March 31, 2011 totaled $6.6 million compared to $5.6 million for the same period in 2010. The increase in net interest income is primarily due to lower funding costs and an increase in interest and dividends on securities.  Net interest margin was 3.55% for the first quarter of 2011 compared with 3.58% for the first quarter of 2010.  Average earning assets for the three month period ending March 31, 2011 totaled $739.5 million compared to $624.1 million for the same period in 2010, an increase of $115.4 million.  The increase in average earning assets is primarily due to an $82.2 million increase in investment securities as the Corporation allocated excess liquidity generated by deposit growth to its securities portfolio, an $18.2 million increase in loans held for investment and a $17.4 million increase in interest-bearing balances.

Volume and Rate Analysis

The following table presents the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2011 compared to 2010
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$283	$410	$(127)
Loans held for sale	(40)	(30)	(10)
Loans	50	281	(231)
Interest-bearing deposits	18	11	7
Total increase (decrease) in interest income	311	672	(361)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(16)	-	(16)
Money market deposit accounts	(199)	(16)	(183)
Savings accounts	(9)	(2)	(7)
Time deposits	(233)	469	(702)
Total interest-bearing deposits	(457)	451	(908)
FHLB Advances	(188)	(96)	(92)
Securities sold under agreements to repurchase	(10)	10	(20)
Other short-term borrowings	15	29	(14)
Long-term borrowings	(32)	(47)	15
Subordinated debentures	1	-	1
Total increase (decrease) in interest expense	(671)	347	(1,018)

Increase in net interest income	$982	$325	$657

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Three Month Period Ended
	March 31, 2011			March 31, 2010
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities, at amortized cost(1)	$135,281	$633	1.87%	$53,073	$350	2.64%
Loans held for sale	29,021	349	4.81%	31,528	389	4.94%
Loans(2)	494,920	7,533	6.09%	476,713	7,483	6.28%
Interest-bearing balances and federal funds sold	80,250	55	0.27%	62,813	37	0.24%
Total interest earning assets	739,472	8,570	4.64%	624,127	8,259	5.29%
Non-interest earning assets:
Cash and due from banks	12,180			7,205
Premises, land, and equipment	8,927			8,731
Other assets	13,798			23,930
Less: allowance for loan losses	(10,597)			(9,371)
Total noninterest earning assets	24,308			30,495
Total Assets	$763,780			$654,622

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$23,425	$27	0.46%	$23,484	$43	0.73%
Money market deposit accounts	124,176	194	0.62%	129,783	393	1.21%
Savings accounts	2,905	1	0.14%	4,135	10	0.97%
Time deposits	336,279	1,289	1.53%	243,516	1,522	2.50%
Total interest-bearing deposits	486,785	1,511	1.24%	400,918	1,968	1.96%
Borrowings:
FHLB Advances	4,523	15	1.33%	17,708	203	4.59%
Securities sold under agreements to repurchase and federal fund purchased	36,064	18	0.20%	24,356	28	0.46%
Other short-term borrowings	32,115	49	0.61%	15,067	34	0.90%
FHLB long-term borrowings	7,018	62	3.53%	12,645	94	2.97%
FDIC term note	29,999	295	3.93%	29,997	295	3.93%
Subordinated Debentures	6,186	53	3.43%	6,186	52	3.36%
Total borrowings	115,905	492	1.70%	105,959	706	2.67%
Total interest-bearing liabilities	602,690	2,003	1.33%	506,877	2,674	2.11%
Noninterest-bearing liabilities:
Demand deposits	80,181			67,291
Other liabilities	7,921			11,068
Total Liabilities	690,792			585,236
Shareholders’ Equity	72,988			69,386
Total Liabilities and Shareholders’ Equity:	$763,780			$654,622

Interest spread(3)			3.31%			3.18%

Net interest margin(4)		$6,567	3.55%		$5,585	3.58%

(1) Includes restricted stock.
(2) Loans placed on nonaccrual status are included in loan balances.
(3) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing.  The Mortgage Corporation provides the most significant contributions to noninterest income.  Total noninterest income was $5.8 million for the first quarter of 2011 compared to $6.0 million for the same period in 2010.  Gains on the sale of loans originated by the Bank and Mortgage Corporation are the largest component of noninterest income. Gains on the sale of loans totaled $5.5 million for the three month period ended March 31, 2011, compared to $5.2 million for the same period of 2010.  Gains on the sale of loans fluctuate with the volume of mortgage loans originated.  During the three months ended March 31, 2011, the Mortgage Corporation originated $139.4 million in mortgage and brokered loans, down from $168.8 million for the same period in 2010.

For the three months ended March 31, 2011 other income reflected a loss of $186 thousand as a result of a $498 thousand loss relating to derivatives and hedging activities associated with loans held for sale.  Losses on hedging activities occur when the market value of the loans being hedged increases, conversely when the market value of the loans being hedged declines, the market value of the securities used to hedge our loans increase and gains on hedging activities are realized.

Noninterest Expense

Noninterest expense totaled $8.6 million for the three months ended March 31, 2011, compared to $9.5 million for the same period in 2010, a decrease of $900 thousand.   Salaries and employee benefits totaled $5.4 million for the three months ended March 31, 2011, compared to $5.3 million for the same period last year.  Other operating expenses totaled $2.6 million for the three months ended March 31, 2011, compared to $3.6 million for the same period in 2010.   Advertising expense decreased $265 thousand for the three months ended March 31, 2011 compared to the same period in 2010.  The provision for losses  on loans sold decreased $374 thousand for the three months ended March 31, 2011, compared to the same period in 2010.  OREO expenses decreased $391 thousand for the three months ended March 31, 2011 compared to the same period in 2010.

The table below provides the composition of other operating expenses.

	Three Months Ended March 31,
	2011	2010
	(In Thousands)

Advertising and promotional	$445	$710
Management fees	247	353
FDIC insurance	201	143
Investor fees	199	179
Business and franchise tax	156	114
Accounting and auditing	151	154
Provision for losses on mortgage loans sold	126	500
Data processing	126	146
Consulting fees	93	94
OREO Expense	68	459
Credit report	61	87
Telephone	57	56
Regulatory Examination	47	44
Loan and collection	27	76
Other	569	452
	$2,573	$3,567

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities.  Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding.  At March 31, 2011, overnight interest-bearing balances totaled $32.7 million and unpledged available for sale investment securities totaling approximately $64.0 million.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings.  At March 31, 2011, the Bank had a line of credit with the FHLB totaling $233.6 million and had outstanding short-term loans of $40.0 million, and an additional $6.5 million in term loans at fixed rates ranging from 2.55% to 4.97% leaving $187.1 million available on the line.  In addition to the line of credit at the FHLB, the Bank and the Mortgage Corporation also issue repurchase agreements and commercial paper.  As of March 31, 2011, outstanding repurchase agreements totaled approximately $36.9 million and commercial paper issued and other short-term borrowings amounted to $20.2 million.  The interest rates on these instruments are variable and subject to change daily.  The Bank also maintains federal funds lines of credit with its correspondent banks and, at March 31, 2011, these lines totaled $21.9 million and were available as an additional funding source.  The Corporation also has $6.2 million in subordinated debentures to support the capital needs of the Bank.

On February 11, 2009 the Bank issued $30.0 million in long term debt that is backed by the full faith and credit of the United States under the FDIC’s Temporary Liquidity Guarantee Program.  The note bears interest at 2.74% plus a 1% guarantee fee and matures February 15, 2012.  The proceeds were used to supplement traditional sources of liquidity and to provide funding for loans.

Liquidity Management (continued)

The following table presents the composition of borrowings at March 31, 2011 and December 31, 2010.

Borrowed Funds Distribution

	Three Months Ended	Year Ended
	March 31,	December 31,
	2011	2010
	(Dollars In Thousands)
At Period End
FHLB advances	$40,000	$5,417
FHLB long-term borrowings	6,482	7,036
Securities sold under agreements to repurchase and federal funds purchased	36,887	41,047
Other short-term borrowings	20,167	33,884
Subordinated debentures	6,186	6,186
FDIC term note	29,999	29,998
Total at period end	$139,721	$123,568

	Three Months Ended	Year Ended
	March 31,	December 31,
	2011	2010
	(Dollars In Thousands)
Average Balances
FHLB advances	$4,523	$11,413
FHLB long-term borrowings	7,018	9,239
Securities sold under agreements to repurchase and federal funds purchased	36,064	29,202
Other short-term borrowings	32,115	26,674
Subordinated debentures	6,186	6,186
FDIC term note	29,999	29,998
Total average balance	$115,905	$112,712

Management believes the Corporation is well positioned with liquid assets, the ability to generate liquidity through liability funding and the availability of borrowed funds, to meet the liquidity needs of depositors and customers’ borrowing needs.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the
Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation’s market risk is composed primarily of interest rate risk.  The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates.  The simulation model projects net interest income based on various interest rate scenarios over a twelve month period.  The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities.  The table below reflects the outcome of these analyses at March 31, 2011 and December 31, 2010, assuming budgeted growth in the balance sheet. According to the model run for the three month period ended March 31, 2011, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 0.88%.  Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment.  While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings March 31, 2011	Hypothetical Percentage Change in Earnings December 31, 2010
3.00%	7.89%	11.63%
2.00%	4.05%	6.66%
1.00%	0.88%	2.25%

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

The Mortgage Corporation received a subpoena dated May 3, 2011 from the United States Attorney's Office (the "U.S. Attorney's Office") for the Southern District of New York. Correspondence accompanying the subpoena indicated that the U.S. Attorney's Office is investigating potential violations by the Mortgage Corporation of the statutes, regulations, and rules governing the Federal Housing Administration's direct endorsement lender program and potential violations of sections 215, 656, 657, 1005, 1006, 1007, 1014, or 1344 of Title 18 or section 287, 1001, 1032, 1341, or 1343 of Title 18 affecting a federally insured financial institution in contemplation of a possible civil proceeding under 12 U.S.C. Section 1833a.

The subpoena requires the Mortgage Corporation to produce certain documents and designate a knowledgeable witness to testify with respect to the matters set forth above. The Corporation and its subsidiaries intend to cooperate fully with this investigation.

The Corporation cannot determine the outcome of this investigation or any related civil proceeding. In addition, the Corporation cannot predict how long the investigation will take or whether it or any of its subsidiaries will be required to take any additional actions.
Item 1A.  Risk Factors

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the first quarter of 2011 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000.  The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

January 1 - January 31, 2011	1,500	$6.45	1,500	1,142,530
February 1 - February 28, 2011	23,528	6.92	23,528	1,119,002
March 1 - March 31, 2011	20,633	7.04	20,633	1,098,369
	45,661	$6.96	45,661	1,098,369

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

Access National Corporation
(Registrant)

Date: May 16, 2011	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)