Form 10-Q
period 2011-06-30
ACCESS NATIONAL CORP
filed 2011-08-15
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of August 1, 2011 was 10,240,677 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets, June 30, 2011 and December 31, 2010 (Audited)	Page 2
	Consolidated Statements of Income, three months ended June 30, 2011 and 2010	Page 3
	Consolidated Statements of Income, six months ended June 30, 2011 and 2010	Page 4
	Consolidated Statements of Changes in Shareholders' Equity, six months ended June 30, 2011 and 2010	Page 5
	Consolidated Statements of Cash Flows, six months ended June 30, 2011 and 2010	Page 6
	Notes to Consolidated Financial Statements (Unaudited)	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 43
Item 4.	Controls and Procedures	Page 44

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 45
Item1A.	Risk Factors	Page 45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 46
Item 3.	Defaults Upon Senior Securities	Page 46
Item 4.	(Removed and Reserved)	Page 46
Item 5.	Other Information	Page 46
Item 6.	Exhibits	Page 46
	Signatures	Page 47

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$8,451	$9,198
Interest-bearing deposits in other banks and federal funds sold	14,202	102,709
Securities available for sale, at fair value	91,516	124,307
Restricted stock	5,007	4,438
Loans held for sale, at fair value	56,519	82,244
Loans	520,674	491,529
Allowance for loan losses	(11,057)	(10,527)
Net loans	509,617	481,002
Premises and equipment	8,739	8,934
Accrued interest receivable	2,319	2,380
Other real estate owned	590	1,859
Other assets	16,056	14,753
Total assets	$713,016	$831,824

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$128,945	$83,972
Savings and interest-bearing deposits	126,885	158,352
Time deposits	252,083	385,524
Total deposits	507,913	627,848
Other liabilities
Short-term borrowings	107,457	80,348
Long-term borrowings	5,929	37,034
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	7,712	8,215
Total liabilities	$635,197	$759,631

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,299,041 shares at June 30, 2011 and 10,376,169 shares at December 31, 2010	$8,600	$8,664
Additional paid in capital	17,419	17,794
Retained earnings	51,946	47,530
Accumulated other comprehensive income (loss), net	(146)	(1,795)
Total shareholders' equity	77,819	72,193
Total liabilities and shareholders' equity	$713,016	$831,824

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Interest and Dividend Income
Interest and fees on loans	$7,932	$7,977
Interest-bearing deposits and federal funds sold	17	77
Interest and dividends on securities	580	604
Total interest and dividend income	8,529	8,658

Interest Expense
Interest on deposits	1,179	2,049
Interest on short-term borrowings	396	195
Interest on long-term borrowings	55	374
Interest on subordinated debentures	52	53
Total interest expense	1,682	2,671

Net interest income	6,847	5,987
Provision for loan losses	(2)	548
Net interest income after provision for loan losses	6,849	5,439

Noninterest Income
Service fees on deposit accounts	168	166
Gain on sale of loans	7,382	8,398
Mortgage broker fee income	233	394
Other income	317	(1,681)
Total noninterest income	8,100	7,277

Noninterest Expense
Compensation and employee benefits	5,877	5,364
Occupancy and equipment	678	646
Other operating expenses	4,248	4,032
Total noninterest expense	10,803	10,042

Income before income taxes	4,146	2,674

Income tax expense	1,475	996
NET INCOME	$2,671	$1,678

Earnings per common share:
Basic	$0.26	$0.16
Diluted	$0.26	$0.16

Average outstanding shares:
Basic	10,324,502	10,573,210
Diluted	10,391,451	10,592,125

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Interest and Dividend Income
Interest and fees on loans	$15,814	$15,849
Interest-bearing deposits and federal funds sold	72	114
Interest and dividends on securities	1,213	954
Total interest and dividend income	17,099	16,917

Interest Expense
Interest on deposits	2,690	4,017
Interest on short-term borrowings	773	460
Interest on long-term borrowings	117	763
Interest on subordinated debentures	105	105
Total interest expense	3,685	5,345

Net interest income	13,414	11,572
Provision for loan losses	221	746
Net interest income after provision for loan losses	13,193	10,826

Noninterest Income
Service fees on deposit accounts	341	326
Gain on sale of loans	12,898	13,638
Mortgage broker fee income	569	732
Other income	131	(1,396)
Total noninterest income	13,939	13,300

Noninterest Expense
Compensation and employee benefits	11,270	10,616
Occupancy and equipment	1,343	1,330
Other operating expenses	6,821	7,599
Total noninterest expense	19,434	19,545

Income before income taxes	7,698	4,581

Income tax expense	2,740	1,687
NET INCOME	$4,958	$2,894

Earnings per common share:
Basic	$0.48	$0.27
Diluted	$0.48	$0.27

Average outstanding shares:
Basic	10,341,944	10,572,614
Diluted	10,398,064	10,590,816

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share Data)
(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2010	$8,664	$17,794	$47,530	$(1,795)	$72,193
Comprehensive income:
Net income	-	-	4,958	-	4,958
Other comprehensive income, unrealized holding gains arising during the period (net of tax, $850)	-	-	-	1,649	1,649
Total comprehensive income					6,607
Stock option exercises (4,250 shares)	4	22	-	-	26
Dividend reinvestment plan (0 shares)	-	-	-	-	-
Repurchased under share repurchase program (81,378 shares)	(68)	(516)	-	-	(584)
Cash dividend	-	-	(542)	-	(542)
Stock-based compensation expense recognized in earnings	-	119	-	-	119

Balance, June 30, 2011	$8,600	$17,419	$51,946	$(146)	$77,819

Balance, December 31, 2009	$8,799	$18,552	$40,377	$50	$67,778
Comprehensive income:
Net income	-	-	2,894	-	2,894
Other comprehensive income, unrealized holding gains arising during the period (net of tax, $110)	-	-	-	214	214
Total comprehensive income					3,108
Stock option exercises (15,000 shares)	13	39	-	-	52
Dividend reinvestment plan (74,721 shares)	62	354	-	-	416
Repurchased under share repurchase program 129,878 shares)	(109)	(679)	-	-	(788)
Cash dividend	-	-	(211)	-	(211)
Stock-based compensation expense recognized in earnings	-	98	-	-	98

Balance, June 30, 2010	$8,765	$18,364	$43,060	$264	$70,453

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$4,958	$2,894
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	221	746
Provision for losses on mortgage loans sold	289	1,100
Net gains/losses on sales and write-down of other real estate owned	(1,015)	210
Deferred tax benefit	(8)	34
Stock-based compensation	119	98
Valuation allowance on derivatives	(68)	(574)
Amortization of premiums and discount accretion on securities, net	8	39
Depreciation and amortization	227	226
Changes in assets and liabilities:
Decrease in valuation of loans held for sale carried at fair value	(779)	(986)
Decrease in loans held for sale	26,504	11,063
Decrease in other assets	(2,019)	(18,526)
Decrease in other liabilities	(791)	(6,653)
Net cash provided by (used in) operating activities	27,646	(10,329)
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	40,317	45,027
Proceeds from sale of securities available for sale	-	20,163
Purchases of securities available for sale	(5,604)	(145,069)
Net (increase) decrease in loans	(31,818)	17,156
Proceeds from sales of other real estate owned	5,266	2,015
Purchases of premises and equipment	(28)	(104)
Net cash provided by (used in) investing activities	8,133	(60,812)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	13,505	46,903
Net (decrease) increase in time deposits	(133,441)	94,517
(Decrease) increase in securities sold under agreement to repurchase	(3,160)	909
Net increase (decrease) in other short-term borrowings	271	(7,569)
Net decrease in long-term borrowings	(1,107)	(8,190)
Proceeds from issuance of common stock	26	469
Repurchase of common stock	(584)	(788)
Dividends paid	(542)	(211)
Net cash (used) provided by financing activities	(125,032)	126,040

(Decrease) increase in cash and cash equivalents	(89,253)	54,899
Cash and Cash Equivalents
Beginning	111,906	31,221
Ending	$22,653	$86,120
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$4,101	$5,380
Cash payments for income taxes	$2,524	$2,416
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$2,500	$325

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”).  The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  Such adjustments are all of a normal and recurring nature.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011.  These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2010, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first six months of 2011, the Corporation granted 100,100 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date.  Stock–based compensation expense recognized in other operating expense during the first six months of 2011 and 2010 was approximately $119 thousand and $98 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of June 30, 2011 was $324,108.  The cost is expected to be recognized over a weighted average period of 1.57 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the six months ended June 30, 2011 and June 30, 2010 is presented as follows:

Six Months Ended
June 30, 2011

Expected life of options granted, in years	3.09
Risk-free interest rate	0.99%
Expected volatility of stock	49%
Annual expected dividend yield	1%

Fair value of granted options	$238,323
Non-vested options	285,200

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in Years	Value

Outstanding at beginning of year	418,525	$5.98	1.34	$290,583
Granted	100,100	$6.72	3.09	$-
Exercised	(4,250)	$6.11	-	$-
Lapsed or Canceled	(86,100)	$7.33	-	$-

Outstanding at June 30, 2011	428,275	$5.88	1.57	$565,064

Exercisable at June 30, 2011	143,075	$6.41	0.44	$112,368

Six Months Ended
June 30, 2010

Expected life of options granted, in years	3.15
Risk-free interest rate	1.39%
Expected volatility of stock	48%
Annual expected dividend yield	1%

Fair value of granted options	$214,552
Non-vested options	272,025

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in Years	Value

Outstanding at beginning of year	439,079	$6.44	1.56	$222,770
Granted	103,500	$5.97	3.15	$-
Exercised	(15,000)	$3.45	-	$-
Lapsed or canceled	(38,820)	$6.43	-	$-

Outstanding at June 30, 2010	488,759	$6.43	1.61	$179,517

Exercisable at June 30, 2010	216,734	$7.77	0.84	$-

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

NOTE 3 – SECURITIES (continued)

The following table provides the amortized costs and estimated fair values of securities available for sale as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
U.S. Government agencies	$89,379	$125	$(364)	$89,140
Mortgage backed securities	618	20	-	638
Municipals - taxable	240	4	-	244
CRA mutual fund	1,500	-	(6)	1,494
	$91,737	$149	$(370)	$91,516

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
U.S. Government agencies	$124,388	$62	$(2,738)	$121,712
Mortgage backed securities	670	-	(40)	630
Municipals - taxable	470	2	-	472
CRA mutual fund	1,500	-	(7)	1,493
	$127,028	$64	$(2,785)	$124,307

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available for sale as of June 30, 2011 and December 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	June 30, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
U.S. Government agencies:
Due in one year or less	$5,000	$5,002	$5,000	$5,022
Due after one through five years	19,999	20,047	50,026	49,751
Due after five through ten years	24,984	24,983	29,978	29,181
Due after ten through fifteen years	39,396	39,108	39,384	37,758
Municipals - taxable:
Due after one through five years	240	244	470	472
Mortgage backed securities:
Due after fifteen years	618	638	670	630
CRA Mutual Fund	1,500	1,494	1,500	1,493
Total	$91,737	$91,516	$127,028	$124,307

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $54.8 million at June 30, 2011 and $60.9 million at December 31, 2010.

NOTE 3 – SECURITIES (continued)

Securities available for sale that have an unrealized loss position at June 30, 2011 and December 31, 2010 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
June 30, 2011	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment securities available	(In Thousands)
for sale:

U.S. Government agencies	$29,023	$(364)	$-	$-	$29,023	$(364)
CRA Mutual fund	1,494	(6)	-	-	1,494	(6)
Total	$30,517	$(370)	$-	$-	$30,517	$(370)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment securities available	(In Thousands)
for sale:

Mortgage backed securities	$630	$(40)	$-	$-	$630	$(40)
U.S. Government agencies	96,623	(2,738)	-	-	96,623	(2,738)
CRA Mutual fund	1,493	(7)	-	-	1,493	(7)
Total	$98,746	$(2,785)	$-	$-	$98,746	$(2,785)

Management does not believe that any individual unrealized loss as of June 30, 2011 or December 31, 2010 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates and not due to credit deterioration or losses.  The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock.  The amortized costs of the restricted stock as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Restricted Stock:	(In Thousands)

Federal Reserve Bank stock	$999	$999

FHLB stock	4,008	3,439
	$5,007	$4,438

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at June 30, 2011 and December 31, 2010:
Composition of Loan Portfolio
(In Thousands)
	June 30, 2011		December 31, 2010
	Amount	Percentage of Total	Amount	Percentage of Total
Commercial real estate	$237,821	45.67%	$217,999	44.35%
Residential real estate	128,820	24.74	137,752	28.03
Commercial	116,660	22.41	94,798	19.28
Real estate construction	34,446	6.62	38,093	7.75
Consumer	2,927	0.56	2,887	0.59
Total loans	$520,674	100.00%	$491,529	100.00%
Less allowance for loan losses	11,057		10,527
Total net loans	$509,617		$481,002

Allowance for Loan Losses

The allowance for loan losses totaled approximately $11.1 million at June 30, 2011 compared to $10.5 million at year end December 31, 2010. The allowance for loan losses was equivalent to approximately 2.12% of total loans held for investment at June 30, 2011 and 2.14% at December 31, 2010. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly.  Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses and Recorded Investment in Loans
For the Six Months Ended June 30, 2011	Commercial Real Estate	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
Allowance for loan losses:	(In Thousands)

Beginning Balance	$5,316	$2,925	$1,506	$757	$23	$10,527
Charge-offs	(161)	(363)	(29)	-	-	(553)
Recoveries	592	38	232	-	-	862
Provisions	(648)	643	373	(158)	11	221
Ending Balance	$5,099	$3,243	$2,082	$599	$34	$11,057

Ending balance: individually evaluated for impairment	$3,600	$3,260	$621	$-	$-	$7,481
Ending balance: collectively evaluated for impairment	$1,499	$(17)	$1,461	$599	$34	$3,576
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$237,821	$128,820	$116,660	$34,446	$2,927	$520,674
Ending balance: individually evaluated for impairment	$3,600	$2,868	$874	$-	$-	$7,342
Ending balance: collectively evaluated for impairment	$234,221	$125,952	$115,786	$34,446	$2,927	$513,332
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

For the Year Ended December 31, 2010	Commercial Real Estate	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
Allowance for loan losses:	(In Thousands)

Beginning Balance	$4,407	$2,606	$1,562	$539	$13	$9,127
Charge-offs	(624)	(875)	(501)	(48)	-	(2,048)
Recoveries	109	38	385	99	1	632
Provisions	1,424	1,156	60	167	9	2,816
Ending Balance	$5,316	$2,925	$1,506	$757	$23	$10,527

Ending balance: individually evaluated for impairment	$960	$283	$-	$-	$-	$1,243
Ending balance: collectively evaluated for impairment	$4,356	$2,642	$1,506	$757	$23	$9,284
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$217,999	$137,752	$94,798	$38,093	$2,887	$491,529
Ending balance: individually evaluated for impairment	$6,712	$949	$900	$-	$-	$8,561
Ending balance: collectively evaluated for impairment	$211,287	$136,803	$93,898	$38,093	$2,887	$482,968
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

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

A loan may have portions of its balance in one rating and other portions in a different rating. The Bank may use these “split ratings” when factors cause loan loss risk to exist for part but not all of the principal balance. Split ratings may also be used where cash collateral has been pledged or a government agency has provided a guaranty that partially covers a loan.

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

The Bank did not have any loans classified as loss at June 30, 2011 or December 31, 2010.  It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The profile of the portfolio, as indicated by risk rating, as of June 30, 2011 and December 31, 2010 is shown below.

Credit Quality Indicators
As of June 30, 2011 and December 31, 2010
Credit Risk Profile by Regulatory Risk Rating

	Commercial Real Estate		Residential Real Estate		Commercial		Real Estate Construction		Consumer		Totals
	6/30/11	12/31/10	6/30/11	12/31/10	6/30/11	12/31/10	6/30/11	12/31/10	6/30/11	12/31/10	6/30/11	12/31/10
	(In Thousands)
Pass	$205,549	$173,101	$120,310	$125,808	$103,471	$87,883	$34,545	$36,343	$2,926	$2,887	$466,801	426,022
Special mention	15,666	26,016	2,359	4,828	10,104	4,827	-	1,585	-	-	28,129	37,256
Substandard	17,461	19,613	6,221	7,218	3,522	2,498	-	310	-	-	27,204	29,639
Doubtful	-	143	-	-	-	-	-	-	-	-	-	143
Loss	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(855)	(874)	(70)	(102)	(437)	(410)	(99)	(145)	1	-	$(1,460)	(1,531)
Total	$237,821	$217,999	$128,820	$137,752	$116,660	$94,798	$34,446	$38,093	$2,927	$2,887	$520,674	$491,529

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

Credit Quality Indicators
As of June 30, 2011 and December 31, 2010
Credit Risk Profile Based on Payment Activity

	Commercial Real Estate		Residential Real Estate		Commercial		Real Estate Construction		Consumer		Totals
	6/30/11	12/31/10	6/30/11	12/31/10	6/30/11	12/31/10	6/30/11	12/31/10	6/30/11	12/31/10	6/30/11	12/31/10
	(In Thousands)
Performing	$234,221	211,287	$125,560	136,803	$116,039	93,898	$34,446	38,093	$2,927	2,887	$513,193	482,968
Non-performing	$3,600	6,712	$3,260	949	$621	900	$-	-	$-	-	$7,481	8,561
Total	$237,821	$217,999	$128,820	$137,752	$116,660	$94,798	$34,446	$38,093	$2,927	$2,887	$520,674	$491,529

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of June 30, 2011 and December 31, 2010.  Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans
	As of June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate	$-	$-	$-	$-	$3,600	$234,221	$237,821
Residential real estate	-	-	-	-	3,260	125,560	128,820
Commercial	171	-	-	171	621	115,868	116,660
Real estate construction	-	-	-	-	-	34,446	34,446
Consumer	-	-	-	-	-	2,927	2,927
Total	$171	$-	$-	$171	$7,481	$513,022	$520,674

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate	$-	$1,487	$-	$1,487	$6,712	$209,800	$217,999
Residential real estate	569	382	333	1,284	949	135,519	137,752
Commercial	-	-	-	-	900	93,898	94,798
Real estate construction	-	-	-	-	-	38,093	38,093
Consumer	-	-	-	-	-	2,887	2,887
Total	$569	$1,869	$333	$2,771	$8,561	$480,197	$491,529

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Impaired Loans

A loan is classified as impaired when it is deemed probable by management’s analysis  that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, or the recorded investment in the impaired loan is greater than the present value of expected future cash flows, discounted at the loan's effective interest rate. In the case of an impaired loan, management conducts an analysis which identifies if a quantifiable potential loss exists, and takes the necessary steps to record that loss when it has been identified as uncollectible. The table below shows the results of management’s analysis as of June 30, 2011 and December 31, 2010.

	Impaired Loans
	As of June 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate	$-	$-	$-	$-	$-
Residential real estate	392	392	-	392	-
Commercial	621	799	-	628	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial real estate	3,600	3,827	798	3,628	-
Residential real estate	2,868	3,410	750	2,965	-
Commercial	-	-	-	-	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total:
Commercial real estate	$3,600	$3,827	$798	$3,628	$-
Residential real estate	$3,260	$3,802	$750	$3,357	$-
Commercial	$621	$799	$-	$628	$-
Real estate construction	$-	$-	$-	$-	$-
Consumer	$-	$-	$-	$-	$-

	Impaired Loans
	Year Ended December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate	$3,041	$3,041	$-	$3,110	$-
Residential real estate	-	-	-	-	-
Commercial	900	900	-	306	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
With a specific allowance recorded:
Commercial real estate	3,671	3,671	960	3,722	-
Residential real estate	949	949	283	1,020	-
Commercial	-	-	-	-	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total:
Commercial real estate	$6,712	$6,712	$960	$6,832	$-
Residential real estate	$949	$949	$283	$1,020	$-
Commercial	$900	$900	$-	$306	$-
Real estate construction	$-	$-	$-	$-	$-
Consumer	$-	$-	$-	$-	$-

NOTE 5 – SEGMENT REPORTING

The Corporation has two reportable segments: a traditional commercial banking segment and a mortgage banking segment. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income.

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

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information for the three months ended June 30, 2011and 2010:

2011	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$8,408	$342	$2	$(224)	$8,528
Gain on sale of loans	-	7,383	-	-	7,383
Other revenues	1,956	(1,278)	456	(416)	718
Total revenues	10,364	6,447	458	(640)	16,629

Expenses:
Interest expense	1,574	174	159	(225)	1,682
Salaries and employee benefits	2,428	3,173	276	-	5,877
Other	2,236	2,352	751	(415)	4,924
Total expenses	6,238	5,699	1,186	(640)	12,483

Income (loss) before income taxes	$4,126	$748	$(728)	$-	$4,146

Total assets	$696,532	$59,838	$10,692	$(54,046)	$713,016

2010	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$8,414	$572	$7	$(335)	$8,658
Gain on sale of loans	84	8,314	-	-	8,398
Other revenues	795	(1,789)	293	(420)	(1,121)
Total revenues	9,293	7,097	300	(755)	15,935

Expenses:
Interest expense	2,564	281	160	(334)	2,671
Salaries and employee benefits	1,992	3,256	116	-	5,364
Other	2,151	2,986	510	(421)	5,226
Total expenses	6,707	6,523	786	(755)	13,261

Income (loss) before income taxes	$2,586	$574	$(486)	$-	$2,674

Total assets	$759,398	$70,444	$46,677	$(85,949)	$790,570

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information for the six months ended June 30, 2011and 2010:

2011	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$16,845	$691	$5	$(443)	$17,098
Gain on sale of loans	286	12,613	-	-	12,899
Other revenues	2,627	(1,484)	744	(846)	1,041
Total revenues	19,758	11,820	749	(1,289)	31,038

Expenses:
Interest expense	3,476	337	316	(444)	3,685
Salaries and employee benefits	4,819	6,047	404	-	11,270
Other	3,989	3,977	1,264	(845)	8,385
Total expenses	12,284	10,361	1,984	(1,289)	23,340

Income (loss) before income taxes	$7,474	$1,459	$(1,235)	$-	$7,698

Total assets	$696,532	$59,838	$10,692	$(54,046)	$713,016

2010	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$16,480	$961	$22	$(546)	$16,917
Gain on sale of loans	84	13,554	-	-	13,638
Other revenues	1,189	(1,273)	586	(840)	(338)
Total revenues	17,753	13,242	608	(1,386)	30,217

Expenses:
Interest expense	5,152	419	320	(546)	5,345
Salaries and employee benefits	4,369	6,131	116	-	10,616
Other	4,185	5,340	990	(840)	9,675
Total expenses	13,706	11,890	1,426	(1,386)	25,636

Income (loss) before income taxes	$4,047	$1,352	$(818)	$-	$4,581

Total assets	$759,398	$70,444	$46,677	$(85,949)	$790,570

NOTE 6 – EARNINGS PER SHARE
The following tables show the calculation of both basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2011 and 2010, respectively. The numerator of both the basic and diluted EPS is equivalent to net income.  The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$2,671	$1,678
Weighted average shares outstanding	10,324,502	10,573,210

Basic earnings per share	$0.26	$0.16

DILUTED EARNINGS PER SHARE:
Net income	$2,671	$1,678
Weighted average shares outstanding	10,324,502	10,573,210
Dilutive stock options	66,949	18,915
Weighted average diluted shares outstanding	10,391,451	10,592,125

Diluted earnings per share	$0.26	$0.16

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$4,958	$2,894
Weighted average shares outstanding	10,341,944	10,572,614

Basic earnings per share	$0.48	$0.27

DILUTED EARNINGS PER SHARE:
Net income	$4,958	$2,894
Weighted average shares outstanding	10,341,944	10,572,614
Dilutive stock options	56,120	18,202
Weighted average diluted shares outstanding	10,398,064	10,590,816

Diluted earnings per share	$0.48	$0.27

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

At June 30, 2011 and December 31, 2010, the Mortgage Corporation had derivative financial instruments with a notional value of $83.1 million and $76.8 million, respectively.  The fair value of these derivative instruments at June 30, 2011 and December 31, 2010 was $349 thousand and $281 thousand, respectively, and was included in other assets.

Included in other noninterest income for the six months ended June 30, 2011 and June 30, 2010 was a net loss of $2.0 million and a net loss of $2.2 million, respectively, relating to derivative instruments.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued an Accounting Standards update ("ASU") No. 2011-02, "A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring") which impacts FASB ASC 310-40, Troubled Debt Restructurings by Creditors. The amendments specify that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on these points and give examples of both conditions. This update becomes effective for the Corporation for interim or annual reporting periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 will not have a material effect on the Corporation’s financial condition and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The Corporation will adopt ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. While the provisions of ASU 2011-04 will increase the Corporation’s fair value disclosures the Corporation does not expect the adoption of ASU 2011-04 to have a material effect on the Corporation’s financial condition and results of operations.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (ASU 2011-05). The Corporation will adopt ASU 2011-05, which revises the way in which comprehensive income is presented in the financial statements, in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-05 give companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the provisions of ASU 2011-05 will amend the presentation of comprehensive income, the adoption of ASU 2011-05 will not have a material effect on the Corporation’s financial condition and results of operations.

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

NOTE 9 - FAIR VALUE (continued)

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

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of June 30, 2011 and December 31, 2010, are summarized below:

	Fair Value Measurement
	at June 30, 2011 Using
	(In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities	$91,516	$-	$91,516	$-
Residential loans held for sale	56,519	-	56,519	-
Derivative assets	348	-	-	348
Total Financial Assets-Recurring	$148,383	$-	$148,035	$348

Financial Liabilities-Recurring
Derivative liabilities	$-	$-	$-	$-
Total Financial Liabilities-Recurring	$-	$-	$-	$-

Financial Assets-Non-Recurring
Impaired loans (1)	$7,481	$-	$-	$7,481
Other real estate owned (2)	590	-	590	-
Total Financial Assets-Non-Recurring	$8,071	$-	$590	$7,481

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for three month period ended June 30, 2011.

Net Derivatives
(In Thousands)
Balance March 31, 2011	$323
Realized and unrealized gains (losses) included in earnings	25
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance June 30, 2011	$348

NOTE 9 - FAIR VALUE (Continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for six month period ended June 30, 2011.

Net Derivatives
(In Thousands)
Balance December 31, 2010	$280
Realized and unrealized gains (losses) included in earnings	68
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance June 30, 2011	$348

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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at June 30, 2011, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$56,519	$2,044	$54,475

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

NOTE 9 - FAIR VALUE (continued)

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

At June 30, 2011 and December 31, 2010, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

NOTE 9 - FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$22,653	$22,653	$111,907	$111,907
Securities available for sale	91,516	91,516	124,307	124,307
Restricted stock	5,007	5,007	4,438	4,438
Loans held for sale	56,519	56,519	82,244	82,244
Loans, net of allowance	509,617	510,912	481,002	493,169
Derivatives	786	786	318	318
Total financial assets	$686,098	$687,393	$804,216	$816,383

Financial liabilities:
Deposits	$507,913	$505,649	$627,848	$626,606
Short-term borrowings	107,457	107,806	80,348	81,513
Long-term borrowings	5,928	6,135	37,034	37,155
Subordinated debentures	6,186	6,242	6,186	6,242
Derivatives	438	438	38	38
Total financial liabilities	$627,922	$626,270	$751,454	$751,554

NOTE 10 - SUBSEQUENT EVENT

In July as a result of recent regulatory changes associated with the Dodd-Frank Act, the Bank decided to discontinue operating the Mortgage Corporation as a separate wholly owned subsidiary and will now conduct all mortgage operations as a division of the Bank.  This change will not have any material impact on the Corporation’s financial condition or results of operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: continued challenging economic conditions or deterioration in general business and economic conditions and in the financial markets, the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), branch expansion plans, interest rates, monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond, the economy of Northern Virginia, including governmental spending and commercial and residential real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

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

Other-Than-Temporary Impairment of Securities

The Corporation’s securities portfolio is classified as available for sale. At June 30, 2011 there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other-than-temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each investment security. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. At June 30, 2011 there were no securities with other-than-temporary impairment.

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

Off-Balance Sheet Items

In the ordinary course of business, the Bank issues commitments to extend credit and, at June 30, 2011 and December 31, 2010, these commitments amounted to $34.4 million and $36.1 million, respectively. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

At June 30, 2011 and December 31, 2010, the Bank had approximately $141.6 million and $108.6 million, respectively, in unfunded lines of credit and letters of credit.  These lines of credit, if drawn upon, would be funded from routine cash flows and short-term borrowings.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At June 30, 2011 and December 31, 2010 the balance in this account totaled $297 thousand. The Mortgage Corporation maintains a similar reserve, the Allowance for Losses on Loans Sold for potential liability under standard representations and warranties issued in connection with loans sold. This reserve totaled $2.3 million at June 30, 2011 and $1.9 million at December 31, 2010 and is included in other liabilities on the balance sheet. The following table shows the changes to the Allowance for Losses on Mortgage Loans Sold.

	Six months ended June 30,		Year ended
	2011	2010	December 31, 2010
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$1,991	$3,332	$3,332
Provision charged to operating expense	289	1,100	3,836
Recoveries	17	18	68
Charge-offs	(11)	(820)	(5,245)
Allowance for losses on mortgage loans sold - end of period	$2,286	$3,630	$1,991

FINANCIAL CONDITION

Executive Summary

At June 30, 2011, the Corporation’s assets totaled $713.0 million, compared to $831.8 million at December 31, 2010, a decrease of $118.8 million. The decrease in assets is attributable in part to a decrease in loans held for sale of $25.7 million. Mortgage loan originations were down approximately 13.7% for the first six months of 2011 compared to the same period in 2010. Also contributing to the decrease in assets was an $88.5 million reduction in interest-bearing deposits and federal funds sold as these funds were used to reduce wholesale funds and CDARS deposits. In spite of this wholesale activity, the core commercial bank experienced growth during the period. Loans held for investment totaled $520.7 million at June 30, 2011 compared to $491.5 million at year end 2010, an increase of $29.2 million. The increase in loans is attributable to a $21.9 million increase in commercial loans and a $19.8 million increase in commercial real estate loans that was partially offset by a $9.0 million decrease in residential loans and a $3.6 million decrease in real estate construction loans. Loans held for sale totaled $56.5 million, compared to $82.2 million at December 31, 2010, a decrease of $25.7 million. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $507.9 million at June 30, 2011, compared to $627.8 million at December 31, 2010. Noninterest bearing deposits increased approximately $45.0 million from December 31, 2010 to June 30, 2011, interest-bearing deposits declined by $164.9 million as a result of a deliberate reduction in wholesale and CDARS deposits that was intended to reduce excess liquidity and interest expense.

Net income for the second quarter of 2011 totaled $2.7 million up from $1.7 million for the same period in 2010.  Earnings per diluted share were $0.26 for the second quarter of 2011, compared to $0.16 per diluted share in the same period of 2010.

Executive Summary (continued)

Net income for the six months ended June 30, 2011 totaled $5.0 million compared to $2.9 million for the same period in 2010.  Diluted earnings per share for the six month periods ended June 30, 2011 and 2010 were $0.48 and $0.27 respectively.

The increase in earnings is primarily due to a $1.7 million decrease in interest expense, due to the low rate environment and favorable changes in deposit mix, a $525 thousand decrease in the provision for loan losses due to recoveries and an improvement in credit quality and $1.3 million in gains on the sale of other real estate.

Non-performing assets (“NPA”) totaled approximately $8.1 million or 1.1% of total assets at June 30, 2011 down from $11.0 million or 1.53% of total assets at March 31, 2011 and $12.1 million or 1.53% of total assets at June 30, 2010.  NPA are comprised of $7.5 million in non-accrual loans and $600 thousand in other real estate owned.

The Corporation is taking a cautious view of the economic environment in which it operates.  On a national basis, the economic recovery has been sluggish with select indicators pointing towards an increasing risk of “double dip” recession.  Locally, the rate of unemployment in the Commonwealth of Virginia compares favorably to national rates reported in the range of 9-10%.  Unemployment in Virginia has shown an improving trend over the last year as it fell from 6.4% in February to 6.0% in May compare to the rolling four quarter average of 6.55%.  Office vacancy rates in Northern Virginia have displayed an improving trend over the last year with the rolling four quarter vacancy rate dropping from 15.5% to 15.3%. The most recent quarter increased from 14.9% to 15.2%. Residential mortgage delinquency rates have slowed in the market while foreclosure rates have increased, posing continued risk to home values.  Further risk is posed to the Corporation’s local market as the risk of federal spending reductions is elevated with direct and indirect federal expenditures a major contributor to the Corporations’ local economy.  Management continually considers these and other economic factors in managing the affairs of the Corporation.

Implementation of the Dodd-Frank Act authorized July 21, 2010 will shape the Corporation’s future operations in a variety of ways that are not yet fully understood as the regulatory authorities continue to write implementing regulations.  The July 21, 2011 anniversary is a trigger date for a number of provisions.  Most notable and relevant to the Corporation’s current and near term operations are the removal of federal preemption applicable to subsidiaries of national banks and the repeal of certain provisions of Federal Reserve Regulations Q.

The Mortgage Corporation operates as a wholly owned subsidiary of the Bank and uses the authorized federal preemption to alleviate licensing and supervision by the individual states.  Rather than obtaining a mortgage banking license in each state the Mortgage Corporation operates, any new mortgage banking business effective July 1, 2011 and forward will be conducted as a division of the Bank.  As a division of the Bank, the Mortgage Segment will continue to operate under the state licensing preemption enjoyed by the Bank under the National Bank Act.  The Mortgage Corporation as a separate legal entity will be wound down and cease to exist.  This change is not expected to have any material impact on the performance of the Mortgage Segment.

With the repeal of certain provisions of Federal Reserve Regulation Q, the Corporation plans to selectively offer products that pay interest on commercial demand deposit accounts in a manner that was previously prohibited.  With the implementation of these new products we will terminate the commercial paper program and encourage those clients to transfer their funds to an interest bearing deposit account as an alternative.  Implementation of this change is expected to reduce short term borrowings and increase commercial demand deposit account balances that are insured under the limits set forth by the FDIC.

Management will continue to monitor and make changes in the business as appropriate and to ensure compliance with the Dodd-Frank Act and all other applicable laws and regulations.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, taxable municipal securities, and a CRA mutual fund.  The portfolio does not have any non agency mortgage backed securities or trust preferred securities.

At June 30, 2011 the fair value of the securities portfolio totaled approximately $91.5 million, compared to $124.3 million at December 31, 2010. All securities were classified as available for sale. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.  The investment portfolio does not contain any non-agency mortgage backed securities or trust preferred securities.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock.  These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market.  Restricted stock is carried at cost on the Corporation’s financial statements.  Dividends are paid semi-annually on FRB stock and the FHLB has declared quarterly dividends for each quarter in 2011.

Loans

The loans portfolio constitutes the largest component of earning assets and is comprised of commercial real estate loans, residential real estate, commercial loans, real estate construction loans, and consumer loans.  All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller.  The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”.   Loans totaled $520.7 million at June 30, 2011 compared to $491.5 million at December 31, 2010, an increase of $29.1 million. Commercial real estate loans increased approximately $19.8 million, residential real estate loans decreased $6.9 million and real estate construction loans decreased $3.6 million.  Commercial loans increased approximately $21.9 million. The increase in loans reflects a continued improvement in loan demand by local businesses, as seen through the increase in commercial real estate and commercial segments of the loan portfolio, and is principally due to improvement in economic conditions in North Virginia.  Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio.  The following is a summary of the loan portfolio at June 30, 2011.

Commercial Real Estate Loans: This category of loans represents the largest segment of the loan portfolio and is comprised of owner occupied loans secured by the commercial property, totaled $139.4 million at June 30, 2011. Loans secured by income producing properties totaled $98.4 million and collectively accounted for 45.67% of the loans held for investment as of June 30, 2011.  Commercial real estate loans are secured by the subject property and underwritten to policy standards.  Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans:  This category represents the second largest segment of the loans held for investment and includes loans secured by first or second mortgages on one to four family residential properties. This segment comprised 24.74% of the loans held for investment portfolio as of June 30, 2011.  Of this amount, the following sub-categories exist as a percentage of the whole residential real estate loan portfolio:  home equity lines of credit, 16.7%; first trust mortgage loans, 70.7%; junior trust loans, 12.6%.

Loans (continued)

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

Commercial Loans: Commercial Loans represent 22.41% of the loans held for investment portfolio as of June 30, 2011.  These loans are made to businesses or individuals within our target market for business purposes.  Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business.  We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan.  To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans, comprise 6.62% of the loans held for investment portfolio as of June 30, 2011. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer: Consumer loans make up approximately 0.56% of the loans held for investment portfolio as of June 30, 2011. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Corporation to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit.  Loan proceeds are used for the purchase or refinance of the property securing the loan.  Loans are sold with the servicing released to the investor. At June 30, 2011, LHFS at fair value totaled $56.5 million compared to $82.2 million at December 31, 2010.

Loans Held for Sale (“LHFS”) (continued)

The LHFS loans are closed by the Mortgage Corporation and held on average fifteen to thirty days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Mortgage Corporation is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration.  During the first six months of 2011 we originated $284.1 million of loans processed in this manner, compared to $329.3 million for the same period of 2010.  Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase, by the Mortgage Corporation, of loans previously sold.  The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

In certain circumstances, the Bank will purchase adjustable rate mortgage loans in the Bank’s market area directly from the Mortgage Corporation to supplement loan growth in the Bank’s portfolio.  During the first six months of 2011 the Bank purchased two loans in totaling $497 thousand for the Bank’s portfolio.  The Mortgage Corporation also transferred one loan totaling $147 thousand to the Bank in the first quarter of 2011 due to the Mortgage Corporation’s inability to sell the loan to a third party.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender.  The Mortgage Corporation is paid a fee for procuring and packaging brokered loans. During the first six months of 2011, $31.2 million in residential mortgage loans were originated under this type of delivery method, as compared to $39.1 million for the same period of 2010. Brokered loans accounted for 9.9% of the total loan volume for the first six months of 2011 compared to 10.6% for the same period of 2010.  We have historically brokered loans that do not conform to the products offered by the Mortgage Corporation.  As of April 1, 2011 the Mortgage Corporation began a phase out of brokering loans as a result of new disclosure and compensation regulations.  The Mortgage Corporation has increased its product line to include most of the products previously brokered and we do not believe that this change will have a material impact on our business.

Allowance for Loan Losses

The allowance for loan losses totaled approximately $11.1 million at June 30, 2011 compared to $10.5 million at December 31, 2010.  The allowance for loan losses was equivalent to approximately 2.12% of total loans held for investment at June 30, 2011 compared to 2.14% at December 31, 2010. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly.  Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At June 30, 2011 and December 31, 2010, the Bank had non-performing assets totaling $8.1 million and $10.4 million respectively. Non-performing assets consist of non-accrual loans and other real estate owned. All non-performing loans are carried at the expected liquidation value of the underlying collateral.  The table below sets forth the amounts and categories of non-performing assets.

The following table is a summary of our non-performing assets at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(Dollars In Thousands)
Non-accrual and restructured loans:
Commercial real estate owner occupied	$3,258	$6,345
Commercial real estate income producing	342	367
Residential real estate	3,260	949
Commercial	621	900
Real estate construction	-	-
Consumer	-	-
Total non-accrual and restructured loans	7,481	8,561

Other real estate owned ("OREO")	590	1,859

Total non-performing assets	$8,071	$10,420

Ratio of non-performing assets to:
Total loans plus OREO	1.55%	2.11%

Total Assets	1.13%	1.25%

Accruing Past due loans:
90 or more days past due	$-	$333

Deposits

Deposits are the primary sources of funding loan growth.  At June 30, 2011, deposits totaled $507.9 million compared to $627.8 million on December 31, 2010, a decrease of $119.9 million.  Savings and interest-bearing deposits decreased $31.5 million from December 31, 2010 and totaled $126.9 million at June 30, 2011. Time deposits decreased $133.4 million from $385.5 million at December 31, 2010 to $252.1 million at June 30, 2011.  Noninterest-bearing deposits increased $44.9 million from $84.0 million at December 31, 2010 to $128.9 million at June 30, 2011. The decrease in savings and time deposits is due to a deliberate reduction in wholesale and CDARS deposits. The growth in noninterest-bearing accounts is attributable to new accounts and balance fluctuations of existing commercial accounts.

Shareholders’ Equity

Shareholders’ equity totaled approximately $77.8 million at June 30, 2011 compared to $72.2 million at December 31, 2010. The increase in shareholders’ equity is due to retained earnings net of dividends paid, share repurchases activity and reductions in net accumulated other comprehensive loss.  Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain.  These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet.  Both the Corporation and the Bank are classified as well capitalized, which is the highest rating.

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

Risk Based Capital Analysis
	June 30,	December 31,
	2011	2010
	(In Thousands)
Tier 1 Capital:
Common stock	$8,600	$8,664
Capital surplus	17,419	17,794
Retained earnings	51,946	47,530
Less: Net unrealized loss on equity securities	(2)	(5)
Subordinated debentures	6,000	6,000
Less: Dissallowed servicing assets	(136)	(163)
Total Tier 1 capital	83,827	79,820

Subordinated debentures not included in Tier 1	-	-
Allowance for loan losses	7,583	7,049
Unrealized gain on available for sale equity securities	-	-
	7,583	7,049

Total risk based capital	$91,410	$86,869

Risk weighted assets	$602,872	$560,112

Quarterly average assets	$706,431	$834,810
			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	13.90%	14.25%	4.00%
Total risk based capital ratio	15.16%	15.51%	8.00%
Leverage ratio	11.87%	9.56%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2011 totaled $2.7 million or $0.26 diluted earnings per share. This compares with $1.7 million or $0.16 diluted earnings per share for the same quarter in 2010.  The increase in earnings for the three months ended June 30, 2011 as compared to the same period in 2010 is primarily attributable to a $989 thousand decrease in interest expense as a result of a reduction in interest bearing deposits and long term borrowings. Noninterest income increased $823 thousand largely due to gains on the sale of other real estate owned that was partially offset by a $761 thousand increase in other noninterest expense primarily due to a $513 thousand increase in compensation and employee benefits.

Net income for the six months ended June 30, 2011 totaled approximately $5.0 million or $0.48 diluted earnings per share compared to $2.9 million or $0.27 diluted earnings per share. The increase in earnings for the six months ended June 30, 2011 is attributable to a $1.7 million decrease in interest expense and borrowings, a $639 thousand increase in other noninterest income due to gains generated by the sale of other real estate owned, and a $525 thousand decrease in the provision for loan losses.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $6.8 million for the three months ended June 30, 2011 compared to $6.0 million for the same period in 2010. The increase in net interest income is primarily due to lower funding costs and changes in the composition of earning assets. The annualized yield on earning assets improved from 4.58% for the quarter ended June 30, 2010 to 4.98% quarter ended June 30, 2011 as a result of a $38.9 million increase in average loans held for investment which overcame a reduction in the rate earned by the loan portfolio from 6.31% to 5.98%. The cost of interest bearing deposits and borrowings decreased from 1.68% for the quarter ended June 30, 2010 to 1.27% for the quarter ended June 30, 2011 as the average balances of the higher cost deposits and long-term borrowings decreased from period to period. Net interest margin was 4.00% for the quarter ended June 30, 2011 compared to 3.16% for the same period in 2010.

Net interest income before the provision for loan losses totaled $13.4 million for the first six months of 2011 compared to $11.6 million for the same period in 2010. The annualized yield on earning assets for the first six months of 2011 was 4.80% compared to 4.90% for the same period in 2010. The cost of interest bearing deposits and borrowings for the first six months of 2011 was 1.30% compared to 1.87% for the same period in 2010 as each segment of deposits and borrowings bore a lower rate of interest in 2011 than in 2010. Net interest margin was 3.77% for the first six months of 2011 compared to 3.35% for the same period in 2010.

Volume and Rate Analysis

The following tables represent for the periods indicated the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

Volume and Rate Analysis

	Three Months Ended June 30,
	2011 compared to 2010
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$(24)	$24	$(48)
Loans held for sale	(230)	(185)	(45)
Loans	185	594	(409)
Interest-bearing deposits	(60)	(60)	-
Total increase (decrease) in interest income	(129)	373	(502)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(34)	(19)	(15)
Money market deposit accounts	(235)	(60)	(175)
Savings accounts	(7)	(2)	(5)
Time deposits	(594)	(430)	(164)
Total interest-bearing deposits	(870)	(511)	(359)
FHLB Advances	(87)	66	(152)
Securities sold under agreements to repurchase	(11)	10	(21)
Other short-term borrowings	2	26	(24)
Long-term borrowings	(22)	(19)	(3)
FDIC term note	-	-	-
Subordinated debentures	(1)	-	(1)
Total decrease in interest expense	(989)	(428)	(560)

Increase in net interest income	$860	$801	$58

Volume and Rate Analysis

	Six Months Ended June 30,
	2011 compared to 2010
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$259	$433	$(174)
Loans held for sale	(270)	(218)	(52)
Loans	235	878	(643)
Interest-bearing deposits	(42)	(54)	12
Total increase (decrease) in interest income	182	1,039	(857)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(50)	(21)	(29)
Money market deposit accounts	(434)	(79)	(355)
Savings accounts	(16)	(4)	(12)
Time deposits	(827)	(69)	(758)
Total interest-bearing deposits	(1,327)	(173)	(1,154)
FHLB Advances	(274)	18	(292)
Securities sold under agreements to repurchase	(21)	20	(41)
Other short-term borrowings	16	56	(40)
Long-term borrowings	(54)	(67)	13
FDIC term note	-	-	-
Subordinated debentures	-	-	-
Total decrease in interest expense	(1,660)	(146)	(1,514)

Increase in net interest income	$1,842	$1,185	$657

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

Yield on Average Interest Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Months
	Ended June 30,
	2011			2010
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$118,506	$580	1.96%	$113,784	$604	2.12%
Loans Held for Sale	29,348	342	4.66%	44,984	572	5.09%
Loans(2)	508,010	7,590	5.98%	469,122	7,405	6.31%
Interest bearing balances and federal funds sold	28,575	17	0.24%	128,864	77	0.24%
Total interest earning assets	684,439	8,529	4.98%	756,754	8,658	4.58%
Non-interest earning assets:
Cash and due from banks	10,870			8,885
Premises, land and equipment	8,843			8,674
Other assets	13,204			32,781
Less: allowance for loan losses	(10,789)			(9,056)
Total non-interest earning assets	22,128			41,284
Total Assets	$706,567			$798,038

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$23,431	$26	0.44%	$37,501	$60	0.64%
Money market deposit accounts	108,988	156	0.57%	132,409	391	1.18%
Savings accounts	2,848	2	0.28%	3,942	9	0.91%
Time deposits	252,211	995	1.58%	357,590	1,589	1.78%
Total interest-bearing deposits	387,478	1,179	1.22%	531,442	2,049	1.54%
FHLB Advances	26,484	24	0.36%	11,662	111	3.81%
Securities sold under agreements to repurchase and federal funds purchased	37,097	19	0.20%	25,307	30	0.47%
Other short-term borrowings	37,142	56	0.60%	22,703	54	0.95%
FHLB long-term borrowings	6,466	55	3.40%	8,681	77	3.55%
FDIC term note	29,997	297	3.96%	29,997	297	3.96%
Subordinated Debentures	6,186	52	3.36%	6,186	53	3.43%
Total interest-bearing liabilities	530,850	1,682	1.27%	635,978	2,671	1.68%
Non-interest bearing liabilities:
Demand deposits	94,179			73,409
Other liabilities	5,643			18,539
Total liabilities	630,672			727,926
Shareholders' Equity	75,893			70,112
Total Liabilities and Shareholders' Equity:	$706,565			$798,038

Interest Spread(3)			3.72%			2.90%

Net Interest Margin(4)		$6,847	4.00%		$5,987	3.16%

(1) Securities are amortized cost and includes restricted stock.
(2) Loans placed on nonaccrual status are included in loan balances
(3) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(4) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Interest Earning Assets and Rates on Average Interest-Bearing Liabilities

	Six Month Ended June 30,
	2011			2010
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$126,848	$1,213	1.91%	$83,596	$954	2.28%
Loans held for sale	29,186	691	4.74%	38,293	961	5.02%
Loans(2)	501,501	15,123	6.03%	472,897	14,888	6.30%
Interest-bearing balances and federal funds sold	54,269	72	0.27%	96,021	114	0.24%
Total interest earning assets	711,804	17,099	4.80%	690,807	16,917	4.90%
Non-interest earning assets:
Cash and due from banks	11,529			8,157
Premises, land, and equipment	8,885			8,702
Other assets	13,423			26,981
Less: allowance for loan losses	(10,694)			(9,213)
Total noninterest earning assets	23,143			34,627
Total Assets	$734,947			$725,434

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$23,428	$53	0.45%	$30,531	$103	0.67%
Money market deposit accounts	116,540	350	0.60%	131,103	784	1.20%
Savings accounts	2,876	3	0.21%	4,038	19	0.94%
Time deposits	294,013	2,284	1.55%	300,868	3,111	2.07%
Total interest-bearing deposits	436,857	2,690	1.23%	466,540	4,017	1.72%

Borrowings:
FHLB Advances	15,564	39	0.50%	14,668	313	4.27%
Securities sold under agreements to repurchase and federal fund purchased	36,583	37	0.20%	24,834	58	0.47%
Other short-term borrowings	34,643	105	0.61%	18,906	89	0.94%
FHLB long-term borrowings	6,741	117	3.47%	10,652	171	3.21%
FDIC term note	29,999	592	3.95%	29,997	592	3.95%
Subordinated debentures	6,186	105	3.39%	6,186	105	3.39%
Total borrowings	129,716	995	1.53%	105,243	1,328	2.52%
Total interest-bearing liabilities	566,573	3,685	1.30%	571,783	5,345	1.87%
Noninterest-bearing liabilities:
Demand deposits	87,226			69,970
Other liabilities	6,631			13,583
Total Liabilities	660,430			655,336
Shareholders' Equity	74,517			70,098
Total Liabilities and Shareholders' Equity:	$734,947			$725,434

Interest spread(3)			3.50%			3.03%

Net interest margin(4)		$13,414	3.77%		$11,572	3.35%

(1) Securities are at amortized cost and includes restricted stock.
(2) Loans placed on nonaccrual status are included in loan balances.
(3) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The Mortgage Corporation provides the most significant contributions to noninterest income. Total noninterest income was $13.9 million for the first six months of 2011 compared to $13.3 million for the same period in 2010. Gains on the sale of loans originated by the Bank and Mortgage Corporation are the largest component of noninterest income. Gains on the sale of loans totaled $12.9 million for the first six months of 2011, compared to $13.6 million for the same period of 2010. The decrease in gains on the sale of loans was primarily due to a $45.2 million decrease in mortgage loans originated.

For the six months ended June 30, 2011 other income totaled $131 thousand compared to a loss of $1.4 million for the same period in 2010. Included in other income at June 30, 2011 were gains from the sale of other real estate owned totaling $1.3 million.

Noninterest Expense

Noninterest expense totaled $19.4 million for the first six months of 2011, compared to $19.5 million for the same period in 2010. Compensation and employee benefits totaled $11.3 million for the six months ended June 30, 2011, compared to $10.6 million for the same period last year. Other operating expenses totaled $6.8 million for the six months ended June 30, 2011, compared to $7.6 million for the same period in 2010. The provision for losses on mortgage loans sold decreased $811 thousand for the six months ended June 30, 2011, compared to the same period in 2010.

The table below provides the composition of other operating expenses.

	Six Months Ended June 30,
	2011	2010
	(In Thousands)

Advertising and promotional	$1,159	$1,330
Management fees	598	1,038
FDIC insurance	407	137
Investor fees	364	374
Business and franchise tax	309	229
Accounting and auditing	302	307
Provision for losses on mortgage loans sold	289	1,100
Data processing	258	264
Consulting fees	209	184
OREO Expense	395	676
Credit report	134	184
Telephone	114	105
Regulatory Examination	96	84
Loan and collection	400	204
Other	1,787	1,383
Total other operating expense	$6,821	$7,599

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of, sales of and interest on investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At June 30, 2011, overnight interest-bearing balances totaled $14.2 million and unpledged available for sale investment securities totaling approximately $36.7 million.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2011, the Bank had a line of credit with the FHLB totaling $214.8 million and had outstanding short-term loans of $30.0 million, and an additional $5.9 million in term loans at fixed rates ranging from 2.93% to 4.97% leaving $178.9 million available on the line. In addition to the line of credit at the FHLB, the Bank and the Mortgage Corporation also issue repurchase agreements and commercial paper. As of June 30, 2011, outstanding repurchase agreements totaled approximately $37.9 million and commercial paper issued and other short-term borrowings amounted to $39.6 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at June 30, 2011, these lines totaled $40.4 million and were available as an additional funding source. The Corporation also has $6.2 million in subordinated debentures to support the capital needs of the Bank.

On February 11, 2009 the Bank issued $30.0 million in term debt that is backed by the full faith and credit of the United States under the FDIC’s Temporary Liquidity Guarantee Program.  The note bears interest at 2.74% plus a 1% guarantee fee and matures February 15, 2012.  The proceeds were used to supplement traditional sources of liquidity and to provide funding for loans.

Liquidity Management (continued)

The following table presents the composition of borrowings at June 30, 2011 and December 31, 2010 and for the periods indicated.

Borrowed Funds Distribution

	June 30,	December 31,
	2011	2010
	(Dollars In Thousands)
Borrowings: At Period End
FHLB advances	$30,000	$5,417
FHLB long-term borrowings	5,929	7,036
Securities sold under agreements to repurchase and federal funds purchased	37,887	41,047
Other short-term borrowings	9,571	33,884
Subordinated debentures	6,186	6,186
FDIC term note	29,999	29,998
Total at period end	$119,572	$123,568

	Six Months Ended June 30,	Year Ended December 31,
	2011	2010
	(Dollars In Thousands)
Borrowings: Average Balances
FHLB advances	$15,564	$11,413
FHLB long-term borrowings	6,741	9,239
Securities sold under agreements to repurchase and federal funds purchased	36,583	29,202
Other short-term borrowings	34,643	26,674
Subordinated debentures	6,186	6,186
FDIC term note	29,999	29,998
Total average balance	$129,716	$112,712

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at June 30, 2011, assuming budgeted growth in the balance sheet. According to the model run for the six month period ended June 30, 2011, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 1.94%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

Interest Rate Sensitivity Management (continued)
The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings	Hypothetical Percentage Change in Economic Value of Equity
3.00%	11.02%	-0.57%
2.00%	6.33%	0.51%
1.00%	1.94%	0.79%

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

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

April 1 - April 30, 2011	3,677	$7.05	3,677	1,094,692
May 1 - May 31, 2011	-	-	-	1,094,692
June 1 - June 30, 2011	32,040	7.39	32,040	1,062,652
	35,717	$7.36	35,717	1,062,652

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))

3.1.1*	Articles of Amendment to Amended and Restated Articles of Incorporation of Access National Corporation.

3.2	Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))

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

Access National Corporation
(Registrant)

Date: August 15, 2011	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)