Form 10-Q
period 2011-09-30
ACCESS NATIONAL CORP
filed 2011-11-14
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of November 1, 2011, was 10,196,684 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets, September 30, 2011 and December 31, 2010 (Audited)	Page 2
	Consolidated Statements of Income, three months ended September 30, 2011 and 2010	Page 3
	Consolidated Statements of Income, nine months ended September 30, 2011 and 2010	Page 4
	Consolidated Statements of Changes in Shareholders' Equity, nine months ended September 30, 2011 and 2010	Page 5
	Consolidated Statements of Cash Flows, nine months ended September 30, 2011 and 2010	Page 6
	Notes to Consolidated Financial Statements (Unaudited)	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 46
Item 4.	Controls and Procedures	Page 48

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 48
Item1A.	Risk Factors	Page 48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 49
Item 3.	Defaults Upon Senior Securities	Page 49
Item 4.	(Removed and Reserved)	Page 49
Item 5.	Other Information	Page 49
Item 6.	Exhibits	Page 50
	Signatures	Page 51

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$10,909	$9,198
Interest-bearing deposits in other banks and federal funds sold	32,017	102,709
Securities:
Securities available for sale, at fair value	55,920	124,307
Securities held to maturity, at amortized cost (fair value of $9,978 and $0)	10,000	-
Total securities	65,920	124,307
Restricted stock	4,367	4,438
Loans held for sale, at fair value	96,764	82,244
Loans	542,582	491,529
Allowance for loan losses	(11,537)	(10,527)
Net loans	531,045	481,002
Premises and equipment	8,720	8,934
Accrued interest receivable	6,532	2,380
Other real estate owned	590	1,859
Other assets	8,603	14,753
Total assets	$765,467	$831,824

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$115,110	$83,972
Savings and interest-bearing deposits	167,673	158,352
Time deposits	314,119	385,524
Total deposits	596,902	627,848
Other liabilities
Short-term borrowings	65,015	80,348
Long-term borrowings	5,375	37,034
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	11,813	8,215
Total liabilities	$685,291	$759,631

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,224,742 shares at September 30, 2011 and 10,376,169 shares at December 31, 2010	$8,538	$8,664
Additional paid in capital	16,900	17,794
Retained earnings	54,637	47,530
Accumulated other comprehensive income (loss), net	101	(1,795)
Total shareholders' equity	80,176	72,193
Total liabilities and shareholders' equity	$765,467	$831,824

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Interest and Dividend Income
Interest and fees on loans	$8,354	$8,190
Interest on deposits in other banks	25	58
Interest and dividends on securities	497	583
Total interest and dividend income	8,876	8,831

Interest Expense
Interest on deposits	1,235	1,888
Interest on short-term borrowings	328	155
Interest on long-term borrowings	54	372
Interest on subordinated debentures	53	57
Total interest expense	1,670	2,472

Net interest income	7,206	6,359
Provision for loan losses	715	575
Net interest income after provision for loan losses	6,491	5,784

Noninterest Income
Service fees on deposit accounts	178	164
Gain on sale of loans	11,821	10,457
Mortgage broker fee income	41	430
Other income	(1,338)	(641)
Total noninterest income	10,702	10,410

Noninterest Expense
Salaries and employee benefits	6,950	5,979
Occupancy and equipment	639	613
Other operating expenses	4,785	5,677
Total noninterest expense	12,374	12,269

Income before income taxes	4,819	3,925

Income tax expense	1,706	1,489
NET INCOME	$3,113	$2,436

Earnings per common share:
Basic	$0.30	$0.23
Diluted	$0.30	$0.23

Average outstanding shares:
Basic	10,227,631	10,474,543
Diluted	10,301,250	10,495,734

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Interest and Dividend Income
Interest and fees on loans	$24,168	$24,039
Interest on deposits in other banks	97	172
Interest and dividends on securities	1,710	1,537
Total interest and dividend income	25,975	25,748

Interest Expense
Interest on deposits	3,925	5,905
Interest on short-term borrowings	1,101	615
Interest on long-term borrowings	171	1,135
Interest on subordinated debentures	158	162
Total interest expense	5,355	7,817

Net interest income	20,620	17,931
Provision for loan losses	936	1,321
Net interest income after provision for loan losses	19,684	16,610

Noninterest Income
Service fees on deposit accounts	519	490
Gain on sale of loans	24,719	24,095
Mortgage broker fee income	610	1,162
Other income	(1,207)	(2,037)
Total noninterest income	24,641	23,710

Noninterest Expense
Salaries and employee benefits	18,220	16,595
Occupancy and equipment	1,982	1,943
Other operating expenses	11,606	13,276
Total noninterest expense	31,808	31,814

Income before income taxes	12,517	8,506

Income tax expense	4,446	3,176
NET INCOME	$8,071	$5,330

Earnings per common share:
Basic	$0.78	$0.51
Diluted	$0.78	$0.50

Average outstanding shares:
Basic	10,303,840	10,539,924
Diluted	10,365,793	10,559,122

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share Data)
(Unaudited)
				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2010	$8,664	$17,794	$47,530	$(1,795)	$72,193
Comprehensive income:
Net income	-	-	8,071	-	8,071
Other comprehensive income, unrealized holding gains arising during the period (net of tax, $1,006)	-	-	-	1,896	1,896
Total comprehensive income					9,967
Stock option exercises (55,975 shares)	47	301	-	-	348
Dividend reinvestment plan (0 shares)	-	-	-	-	-
Repurchased under share repurchase program (207,402 shares)	(173)	(1,360)	-	-	(1,533)
Cash dividend	-	-	(964)	-	(964)
Stock-based compensation expense recognized in earnings	-	165	-	-	165

Balance, September 30, 2011	$8,538	$16,900	$54,637	$101	$80,176

Balance, December 31, 2009	$8,799	$18,552	$40,377	$50	$67,778
Comprehensive income:
Net income	-	-	5,330	-	5,330
Other comprehensive income, unrealized holding gains arising during the period (net of tax, $141)	-	-	-	273	273
Total comprehensive income					5,603
Stock option exercises (15,000 shares)	13	39	-	-	52
Dividend reinvestment plan (74,721 shares)	62	355	-	-	417
Repurchased under share repurchase program (167,323 shares)	(140)	(875)	-	-	(1,015)
Cash dividend	-	-	(316)	-	(316)
Stock-based compensation expense recognized in earnings	-	136	-	-	136

Balance, September 30, 2010	$8,734	$18,207	$45,391	$323	$72,655

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$8,071	$5,330
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	936	1,321
Provision for losses on mortgage loans sold	527	2,400
Net gains/losses on sales and write-down of other real estate owned	(1,015)	1,315
Gain on sale of securities	-	(186)
Deferred tax benefit	624	(79)
Stock-based compensation	165	136
(Decrease) in valuation allowance on derivatives	(351)	(680)
Amortization of premiums on securities	(8)	105
Depreciation and amortization	369	336
Loss on disposal of assets	39	6
Changes in assets and liabilities:
(Decrease) in valuation of loans held for sale carried at fair value	(3,176)	(2,822)
(Increase) in loans held for sale	(11,344)	(43,994)
Decrease in other assets	718	4,711
Increase (decrease) in other liabilities	3,072	(6,356)
Net cash (used in) operating activities	(1,373)	(38,457)
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	95,980	90,222
Proceeds from sale of securities available for sale	-	20,186
Purchases of securities available for sale	(24,640)	(214,849)
Purchases of securities held to maturity	(10,000)	-
Net (increase) decrease in loans	(55,324)	4,226
Proceeds from sales of other real estate owned	6,629	3,805
Purchases of premises and equipment	(166)	(122)
Net cash provided by (used in) investing activities	12,479	(96,532)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	40,459	39,573
Net (decrease) increase in time deposits	(71,405)	100,740
(Decrease) increase in securities sold under agreement to repurchase	(6,031)	10,129
Net decrease in other short-term borrowings	(39,300)	(4,564)
Net (decrease) in long-term borrowings	(1,661)	(8,743)
Proceeds from issuance of common stock	348	469
Repurchase of common stock	(1,533)	(1,015)
Dividends paid	(964)	(316)
Net cash (used in) provided by financing activities	(80,087)	136,273

(Decrease) increase in cash and cash equivalents	(68,981)	1,284
Cash and Cash Equivalents
Beginning	111,907	31,221
Ending	$42,926	$32,505
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,930	$7,796
Cash payments for income taxes	$4,448	$2,822
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$2,874	$414
Transfers of loans held for investment to other real estate owned	$4,345	$3,285

See accompanying notes to consolidated financial statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia.  The Corporation has two wholly-owned subsidiaries, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association, and Access National Capital Trust II, which was formed for the purpose of issuing redeemable capital securities.  The Bank has three active subsidiaries, Access Real Estate LLC (“Access Real Estate”), ACME Real Estate LLC (“ACME”) and Access Capital Management Holding LLC (“ACM”).

Prior to the third quarter of 2011, Access National Mortgage Corporation (the “Mortgage Corporation”) operated as a wholly owned subsidiary of the Bank.  As a result of changes mandated by the implementation of the Dodd Frank Act, the activities of this entity were transitioned into an operating division of the Bank and the mortgage subsidiary became inactive during the quarter ended September 30, 2011.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”).  The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  Such adjustments are all of a normal and recurring nature.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform to the current period presentation.   The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011.  These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2010, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first nine months of 2011, the Corporation granted 136,100 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted have a vesting period of two and one half years and expire three and one half years after the issue date.  Stock–based compensation expense recognized in other operating expense during the first nine months of 2011 and 2010 was $165 thousand and $136 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of September 30, 2011 was $322 thousand.  The cost is expected to be recognized over a weighted average period of 2.24 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the nine months ended September 30, 2011 and September 30, 2010 is presented as follows:

Nine Months Ended
September 30, 2011

Expected life of options granted, in years	3.35
Risk-free interest rate	0.91%
Expected volatility of stock	48%
Annual expected dividend yield	2%

Fair value of granted options	$337,091
Non-vested options	223,700

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term, in Years	Value

Outstanding at beginning of year	418,525	$5.98	1.34	$290,583
Granted	136,100	$7.08	3.35	$-
Exercised	(55,975)	$6.22	0.03	$-
Lapsed or canceled	(111,700)	$6.98	0.35	$-

Outstanding at September 30, 2011	386,950	$6.05	1.87	$676,794

Exercisable at September 30, 2011	163,250	$5.23	0.65	$413,125

Nine Months Ended
September 30, 2010

Expected life of options granted, in years	2.90
Risk-free interest rate	1.39%
Expected volatility of stock	48%
Annual expected dividend yield	1%

Fair value of granted options	$214,552
Non-vested options	200,950

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Term, in Years	Value

Outstanding at beginning of year	439,079	$6.44	1.56	$222,770
Granted	103,500	$5.97	2.90	$-
Exercised	(15,000)	$3.45	-	$-
Lapsed or canceled	(107,220)	$8.24	0.26	$-

Outstanding at September 30, 2010	420,359	$5.97	1.58	$195,371

Exercisable at September 30, 2010	219,409	$6.81	0.88	$50

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available for sale securities and held to maturity securities.  Held to maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts.  Available for sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of cumulative other comprehensive income in shareholders’ equity. The estimated fair value of available for sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available for sale:
U.S. Government agencies	$49,396	$145	$(28)	$49,513
Mortgage backed securities	596	58	-	654
Municipals - taxable	240	3	-	243
Corporate bonds	4,034	-	(24)	4,010
CRA mutual fund	1,500	-	-	1,500
	$55,766	$206	$(52)	$55,920

Held to maturity:
U.S. Government agencies	$10,000	$25	$(47)	$9,978
	$10,000	$25	$(47)	$9,978

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available for sale:
U.S. Government agencies	$124,388	$62	$(2,738)	$121,712
Mortgage backed securities	670	-	(40)	630
Municipals - taxable	470	2	-	472
CRA mutual fund	1,500	-	(7)	1,493
	$127,028	$64	$(2,785)	$124,307

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available for sale and held to maturity as of September 30, 2011 and December 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	September 30, 2011		December 31, 2010
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available for sale:
U.S. Government agencies:
Due in one year or less	$-	$-	$5,000	$5,022
Due after one through five years	-	-	50,026	49,751
Due after five through ten years	24,992	25,036	29,978	29,181
Due after ten through fifteen years	24,404	24,477	39,384	37,758
Municipals - taxable:
Due in one year or less	240	243	470	472
Mortgage backed securities:
Due after fifteen years	596	654	670	630
Corporate bonds:
Due in one year or less	2,044	2,020	-	-
Due after one through five years	1,990	1,990	-	-
CRA Mutual Fund	1,500	1,500	1,500	1,493
	$55,766	$55,920	$127,028	$124,307

Held to maturity:
U.S. Government agencies:
Due after five through ten years	$10,000	$9,978	$-	$-
	$10,000	$9,978	$-	$-

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $46.2 million at September 30, 2011 and $61.0 million at December 31, 2010.

NOTE 3 – SECURITIES (continued)

Securities available for sale and held to maturity that have an unrealized loss position at September 30, 2011 and December 31, 2010 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
September 30, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale:

U.S. Government agencies	$4,972	$(28)	$-	$-	$4,972	$(28)
Corporate bonds	2,020	(24)	-	-	2,020	(24)
Total	$6,992	$(52)	$-	$-	$6,992	$(52)

Investment securities held to maturity:

U.S. Government agencies	$4,953	$(47)	$-	$-	$4,953	$(47)
	$4,953	$(47)	$-	$-	$4,953	$(47)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
December 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available for sale

Mortgage backed securities	$630	$(40)	$-	$-	$630	$(40)
U.S. Government agencies	96,623	(2,738)	-	-	96,623	(2,738)
CRA Mutual fund	1,493	(7)	-	-	1,493	(7)
Total	$98,746	$(2,785)	$-	$-	$98,746	$(2,785)

Management does not believe that any individual unrealized loss as of September 30, 2011 or December 31, 2010 is other than a temporary impairment.  These unrealized losses are primarily attributable to changes in interest rates and not due to credit deterioration or losses.  The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock.  The amortized costs of the restricted stock as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(In Thousands)
Restricted Stock:

Federal Reserve Bank stock	$999	$999

FHLB stock	3,368	3,439
	$4,367	$4,438

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars In Thousands)	Amount	Percentage of Total	Amount	Percentage of Total

Commercial real estate-owner occupied	$144,984	26.72%	$137,169	27.91%
Commercial real estate-income producing	110,180	20.31	80,830	16.44
Residential real estate	129,315	23.83	137,752	28.02
Commercial	115,696	21.32	94,798	19.29
Real estate construction	39,825	7.34	38,093	7.75
Consumer	2,582	0.48	2,887	0.59
Total loans	$542,582	100.00%	$491,529	100.00%
Less allowance for loan losses	11,537		10,527
Net Loans	$531,045		$481,002

Allowance for Loan Losses

The allowance for loan losses totaled approximately $11.5 million at September 30, 2011 compared to $10.5 million at year end December 31, 2010. The allowance for loan losses was equivalent to 2.13% of total loans held for investment at September 30, 2011 and 2.14% at December 31, 2010. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly.  Charge-offs are taken when a loan is identified as uncollectible.

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

For the remaining loans in each segment, the Bank calculates the probability of loss as a group using the risk rating for each of the following loan types:  Commercial Real Estate-Owner Occupied, Commercial Real Estate-Income Producing, Residential Real Estate, Commercial, Real Estate Construction, and Consumer.  Management calculates the historical loss rate in each group by risk rating using a period of at least three years. This historical loss rate may then be adjusted based on management’s assessment of internal and external environmental factors. This adjustment is meant to account for changes between the historical economic environment and current conditions, and for changes in the ongoing management of the portfolio which affects the loans’ potential losses.  Once complete, management compares the condition of the portfolio using

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

several different characteristics, as well as its experience, to the experience of other banks in its peer group in order to determine if it is directionally consistent with others’ experience in our area and line of business. Based on that analysis, management aggregates the probabilities of loss of the remaining portfolio based on the specific and general allowances and may provide additional amounts to the allowance for loan losses as needed. Since this process involves estimates, the allowance for loan losses may also contain an amount that is non-material which is not allocated to a specific loan or to a group of loans but is deemed necessary to absorb additional losses in the portfolio.

Management and the Board of Directors subject the reserve adequacy and methodology to a review on a regular basis by internal auditors, external auditors and bank regulators, and such reviews have not resulted in any material adjustment to the allowance.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2011	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Income Producing	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
Allowance for Loan Losses:	(In Thousands)

Beginning Balance	$3,134	$2,173	$2,930	$1,509	$758	$23	$10,527
Charge-offs	(344)	-	(572)	(29)	-	-	(945)
Recoveries	405	211	62	341	-	-	1,019
Provisions	242	(527)	726	584	(101)	12	936
Ending Balance	$3,437	$1,857	$3,146	$2,405	$657	$35	$11,537

Ending balance: individually evaluated for impairment	$55	$586	$608	$350	$-	$-	$1,599
Ending balance: collectively evaluated for impairment	$3,382	$1,271	$2,538	$2,055	$657	$35	$9,938
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$144,984	$110,180	$129,315	$115,696	$39,825	$2,582	$542,582
Ending balance: individually evaluated for impairment	$2,995	$331	$2,084	$1,667	$-	$-	$7,077
Ending balance: collectively evaluated for impairment	$141,989	$109,849	$127,231	$114,029	$39,825	$2,582	$535,505
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

For the Year Ended December 31, 2010	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Income Producing	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
Allowance for Loan Losses:	(In Thousands)

Beginning Balance	$2,600	$1,724	$2,651	$1,589	$549	$14	$9,127
Charge-offs	(624)	-	(875)	(501)	(48)	-	(2,048)
Recoveries	20	89	38	385	99	1	632
Provisions	1,138	360	1,116	36	158	8	2,816
Ending Balance	$3,134	$2,173	$2,930	$1,509	$758	$23	$10,527

Ending balance: individually evaluated for impairment	$879	$81	$283	$-	$-	$-	$1,243
Ending balance: collectively evaluated for impairment	$2,255	$2,092	$2,647	$1,509	$758	$23	$9,284
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$137,169	$80,830	$137,752	$94,798	$38,093	$2,887	$491,529
Ending balance: individually evaluated for impairment	$6,345	$367	$949	$900	$-	$-	$8,561
Ending balance: collectively evaluated for impairment	$130,824	$80,463	$136,803	$93,898	$38,093	$2,887	$482,968
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

Loss - Assets classified loss are considered uncollectible and their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value and partial recovery may be affected in the future.

The Bank did not have any loans classified as loss at September 30, 2011 or December 31, 2010.  It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The profile of the portfolio, as indicated by risk rating, as of September 30, 2011 and December 31, 2010 is shown below.

Credit Quality Indicators
As of September 30, 2011 and December 31, 2010

Credit Risk Profile by Regulatory Risk Rating

	Commercial Real Estate - Owner Occupied		Commercial Real Estate - Income Producing		Residential Real Estate		Commercial		Real Estate Construction		Consumer		Totals
	9/30/11	12/31/10	9/30/11	12/31/10	9/30/11	12/31/10	9/30/11	12/31/10	9/30/11	12/31/10	9/30/11	12/31/10	9/30/11	12/31/10
	(In Thousands)
Pass	$125,414	$111,589	$96,533	$61,511	$122,988	$125,808	$103,495	$87,883	$39,924	$36,343	$2,581	$2,887	$490,935	$426,021
Special mention	8,196	13,116	4,682	12,900	2,110	4,828	7,191	4,827	-	1,585	-	-	22,179	37,256
Substandard	11,885	12,888	9,331	6,726	4,310	7,218	5,461	2,498	-	310	-	-	30,987	29,640
Doubtful	-	143	-	-	-	-	-	-	-	-	-	-	-	143
Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(511)	(567)	(366)	(307)	(93)	(102)	(451)	(410)	(99)	(145)	1	-	(1,519)	(1,531)
Total	$144,984	$137,169	$110,180	$80,830	$129,315	$137,752	$115,696	$94,798	$39,825	$38,093	$2,582	$2,887	$542,582	$491,529

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

Credit Quality Indicators
As of September 30, 2011 and December 31, 2010

Credit Ris k Profile Based on Payment Activity

	Commercial Real Estate -		Commercial Real Estate -						Real Estate
	Owner Occupied		Income Producing		Res idential Real Es tate		Commercial		Construction		Consumer		Totals
	9/30/11	12/31/10	9/30/11	12/31/10	9/30/11	12/31/10	9/30/11	12/31/10	9/30/11	12/31/10	9/30/11	12/31/10	9/30/11	12/31/10
	(In Thousands)
Performing	$141,989	$130,824	$109,849	$80,463	$127,231	$136,803	$114,029	$93,898	$39,825	$38,093	$2,582	$2,887	$535,505	$482,968
Non-performing	2,995	6,345	331	367	2,084	949	1,667	900	-	-	-	-	7,077	8,561
Total	$144,984	$137,169	$110,180	$80,830	$129,315	$137,752	$115,696	$94,798	$39,825	$38,093	$2,582	$2,887	$542,582	$491,529

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of September 30, 2011 and December 31, 2010. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans
	As of September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$2,995	$141,989	$144,984
Commercial real estate - income producing	3,585	-	-	3,585	331	106,264	110,180
Residential real estate	155	-	-	155	2,084	127,076	129,315
Commercial	159	327	-	486	1,667	113,543	115,696
Real estate construction	-	-	-	-	-	39,825	39,825
Consumer	-	-	-	-	-	2,582	2,582
Total	$3,899	$327	$-	$4,226	$7,077	$531,279	$542,582

	As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$1,487	$-	$1,487	$6,345	$129,337	$137,169
Commercial real estate - income producing	-	-	-	-	367	80,463	80,830
Residential real estate	569	382	333	1,284	949	135,519	137,752
Commercial	-	-	-	-	900	93,898	94,798
Real estate construction	-	-	-	-	-	38,093	38,093
Consumer	-	-	-	-	-	2,887	2,887
Total	$569	$1,869	$333	$2,771	$8,561	$480,197	$491,529

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is a formal restructure of a loan when the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to a borrower. The Bank classifies these transactions as a TDR if the transaction meets the following conditions: an existing credit agreement must be formally renewed, extended and/or modified; the borrower must be experiencing financial difficulty; and the Bank has granted a concession that it would not otherwise consider. ASU 2011-02 requires public companies to identify and account for TDRs for interim and annual periods beginning on or after June 15, 2011.

Once identified as TDRs, a loan is considered to be impaired, and an impairment analysis is performed for the loan individually, rather than under a general loss allowance based on the loan type and risk rating. Any resulting shortfall is charged off.

Normally, loans identified as a TDR would be placed on non-accrual status. The loans are considered non-performing until sufficient history of timely collection or payment has occurred that allows them to return to performing status.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

During the third quarter, two loans totaling $1.1 million were modified by lowering the interest rate on the loan, which led to their classification as TDRs, and also resulted in lower payments and additions to the Allowance for Loan Losses of $350 thousand. The table below shows the balances of all loans classifies as TDRs at the dates presented.

	Troubled Debt Restructurings
	As of September 30, 2011			December 31, 2010
	Number of Loans	Outstanding Balance	Recorded Investment	Number of Loans	Outstanding Balance	Recorded Investment
	(In Thousands)
Performing
Commercial real estate - owner occupied	-	$-	$-	-	$-	$-
Commercial real estate - income producing	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	2	170	170	2	200	200
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Non-performing
Commercial real estate - owner occupied	-	$-	$-	1	$367	$367
Commercial real estate - income producing	1	331	331
Residential real estate	-	-	-	-	-	-
Commercial	4	1,667	1,667	2	591	591
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	7	$2,168	$2,168	5	$1,158	$1,158

As of September 30, 2010, two loans totaling $439 thousand were identified as prior TDRs, with resulting additions to the allowance for loan losses of $101 thousand.

During the quarter ending December 31, 2010, one loan totaling $533 thousand was modified resulting in losses of $59 thousand.

During the quarter ending March 31, 2011, two loans totaling $402 thousand were modified, resulting in lower payments, losses of $82 thousand and additions to the allowance for loan losses of $66 thousand.

During the quarter ending June 30, 2011, there were no transactions identified as TDRs.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Impaired Loans

A loan is classified as impaired when it is deemed probable by management’s analysis that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, or the recorded investment in the impaired loan is greater than the present value of expected future cash flows, discounted at the loan's effective interest rate. In the case of an impaired loan, management conducts an analysis which identifies if a quantifiable potential loss exists, and takes the necessary steps to record that loss when it has been identified as uncollectible. The tables below show the results of management’s analysis as of September 30, 2011 and December 31, 2010.

			Impaired Loans
	As of September 30, 2011
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands )
With no specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - income producing	-	-	-	-	-
Residential real estate	183	183	-	183	-
Commercial	668	845	-	672	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$2,995	$3,394	$586	$3,082	$-
Commercial real estate - income producing	331	422	55	335	-
Residential real estate	1,900	2,223	608	1,903	-
Commercial	999	1,007	350	1,004	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$2,995	$3,394	$586	$3,082	$-
Commercial real estate - income producing	$331	$422	$55	$335	$-
Residential real estate	$2,083	$2,406	$608	$2,086	$-
Commercial	$1,667	$1,852	$350	$1,676	$-
Real estate construction	$-	$-	$-	$-	$-
Consumer	$-	$-	$-	$-	$-

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Impaired Loans (continued)

	Impaired Loans
	Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$3,041	$3,581	$-	$3,110	$-
Commercial real estate - income producing	-	-	-	-	-
Residential real estate	-	-	-	-	-
Commercial	900	-	-	306	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$3,304	$3,340	$879	$3,344	$-
Commercial real estate - income producing	367	422	81	378	-
Residential real estate	949	-	-	1,020	-
Commercial	-	1,117	283	-	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$6,345	$6,921	$879	$6,454	$-
Commercial real estate - income producing	$367	$422	$81	$378	$-
Residential real estate	$949	$-	$-	$1,020	$-
Commercial	$900	$1,117	$283	$306	$-
Real estate construction	$-	$-	$-	$-	$-
Consumer	$-	$-	$-	$-	$-

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

Other includes the operations of the Corporation, Access Real Estate and ACM. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to interest on subordinated debentures. The primary source of income for Access Real Estate is derived from rents received from the Bank. ACM’s primary source of income is derived from fees.

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information for the three months ended September 30, 2011 and 2010:

2011	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$8,693	$591	$1	$(409)	$8,876
Gain on sale of loans	-	11,821	-	-	11,821
Other revenues	681	(1,842)	453	(411)	(1,119)
Total revenues	9,374	10,570	454	(820)	19,578

Expenses:
Interest expense	1,608	312	158	(408)	1,670
Salaries and employee benefits	2,514	4,179	257	-	6,950
Other	2,270	3,710	570	(411)	6,139
Total operating expenses	6,392	8,201	985	(819)	14,759

Income (loss) before income taxes	$2,982	$2,369	$(531)	$(1)	$4,819

Total assets	$664,440	$101,290	$10,248	$(10,511)	$765,467

2010	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$8,497	$840	$3	$(509)	$8,831
Gain on sale of loans	185	10,272	-	-	10,457
Other revenues	935	(847)	280	(415)	(47)
Total revenues	9,617	10,265	283	(924)	19,241

Expenses:
Interest expense	2,354	461	167	(510)	2,472
Salaries and employee benefits	2,143	3,735	101	-	5,979
Other	2,692	4,129	458	(414)	6,865
Total operating expenses	7,189	8,325	726	(924)	15,316

Income (loss) before income taxes	$2,428	$1,940	$(443)	$-	$3,925

Total assets	$763,756	$127,443	$45,982	$(132,343)	$804,838

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information for the nine months ended September 30, 2011 and 2010:

2011	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$25,539	$1,282	$6	$(852)	$25,975
Gain on sale of loans	285	24,434	-	-	24,719
Other revenues	3,308	(3,326)	1,197	(1,257)	(78)
Total revenues	29,132	22,390	1,203	(2,109)	50,616

Expenses:
Interest expense	5,084	649	474	(852)	5,355
Salaries and employee benefits	7,333	10,226	661	-	18,220
Other	6,259	7,687	1,834	(1,256)	14,524
Total operating expenses	18,676	18,562	2,969	(2,108)	38,099

Income (loss) before income taxes	$10,456	$3,828	$(1,766)	$(1)	$12,517

Total assets	$664,440	$101,290	$10,248	$(10,511)	$765,467

2010	Commercial	Mortgage			Consolidated
(In Thousands)	Banking	Banking	Other	Eliminations	Totals

Revenues:
Interest income	$24,977	$1,801	$25	$(1,055)	$25,748
Gain on sale of loans	269	23,826	-	-	24,095
Other revenues	2,123	(2,121)	866	(1,255)	(387)
Total revenues	27,369	23,506	891	(2,310)	49,456

Expenses:
Interest expense	7,506	880	487	(1,056)	7,817
Salaries and employee benefits	6,512	9,866	217	-	16,595
Other	6,877	9,469	1,448	(1,254)	16,540
Total operating expenses	20,895	20,215	2,152	(2,310)	40,952

Income (loss) before income taxes	$6,474	$3,291	$(1,261)	$-	$8,504

Total assets	$763,756	$127,443	$45,982	$(132,343)	$804,838

NOTE 6 – EARNINGS PER SHARE

The following tables show the calculation of both basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2011 and 2010, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$3,113	$2,436
Weighted average shares outstanding	10,227,631	10,474,543

Basic earnings per share	$0.30	$0.23

DILUTED EARNINGS PER SHARE:
Net income	$3,113	$2,436
Weighted average shares outstanding	10,227,631	10,474,543
Dilutive stock options and warrants	73,619	21,191
Weighted average diluted shares outstanding	10,301,250	10,495,734

Diluted earnings per share	$0.30	$0.23

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$8,071	$5,330
Weighted average shares outstanding	10,303,840	10,539,924

Basic earnings per share	$0.78	$0.51

DILUTED EARNINGS PER SHARE:
Net income	$8,071	$5,330
Weighted average shares outstanding	10,303,840	10,539,924
Dilutive stock options and warrants	61,953	19,198
Weighted average diluted shares outstanding	10,365,793	10,559,122

Diluted earnings per share	$0.78	$0.50

NOTE 7 - DERIVATIVES

As part of the mortgage banking activities, the Bank enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of mortgage backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Bank determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.

Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Bank does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that, if the Bank does not close the loans subject to interest rate risk lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Bank could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations.

Since the Bank’s derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change. The Bank has not elected to apply hedge accounting to its derivative instruments as provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

At September 30, 2011 and December 31, 2010, the Bank had derivative financial instruments with a notional value of $182.5 million and $76.8 million, respectively. The fair value of these derivative instruments at September 30, 2011 and December 31, 2010 was $631 thousand and $280 thousand, respectively, and was included in other assets.

Included in other noninterest income for the nine months ended September 30, 2011 and September 30, 2010 was a net loss of $4.0 million and a net loss of $3.6 million, respectively, relating to derivative instruments. In addition, noninterest income for the quarter ended September 30, 2011 and September 30, 2010 includes a net loss of $2.0 million and $1.4 million, respectively, relating to derivative instruments.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued an Accounting Standards Update (“ASU”) No. 2011-02, (“A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”) which impacts FASB ASC 310-40, Troubled Debt Restructurings by Creditors. The amendments specify that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on these points and give examples of both conditions. This update becomes effective for the Corporation for interim or annual reporting periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 did not have a material effect on the Corporation’s financial condition and results of operations.

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

NOTE 9 - FAIR VALUE

Fair value pursuant to FASB ASC 820-10, Fair Value Measurements and Disclosures, is the exchange price, in an orderlytransaction that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or liability. FASB ASC 820-10 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity specific inputs.  In addition, FASB ASC 820-10 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard describes three levels of inputs that may be used to measure fair values:

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

The Corporation used the following methods to determine the fair value of each type of financial instrument:

Securities: Fair values for securities available for sale are obtained from an independent pricing service. The prices are not adjusted. The independent pricing service uses industry-standard models to price U.S. Government agency obligations and mortgage backed securities that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating.Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived fromobservable data, or are supported by observable levels at which transactions are executed in the marketplace (Level 2).

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

NOTE 9 - FAIR VALUE (continued)

Impaired loans: The fair values of impaired loans are measured on a nonrecurring basis as the fair value of the loan’scollateral for collateral-dependent loans.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The use of discounted cash flow models and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral (Level 3).

Other real estate owned: The fair value of other real estate owned, which consists of real estate that has been foreclosed, is recorded at the lower of fair value less selling expenses or the book balance prior to foreclosure. Write downs are provided for subsequent declines in value and are recorded in other noninterest expense (Level 2).

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of September 30, 2011 and December 31, 2010, are summarized below:

	Fair Value Measurement at September 30, 2011 Using
	(In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities (1)	$55,920	$-	$55,920	$-
Residential loans held for sale	96,764	-	96,764	-
Derivative assets	631	-	-	631
Total Financial Assets-Recurring	$153,315	$-	$152,684	$631

Financial Liabilities-Recurring
Derivative liabilities	$-	$-	$-	$-
Total Financial Liabilities-Recurring	$-	$-	$-	$-

Financial Assets-Non-Recurring
Impaired loans (2)	$7,077	$-	$-	$7,077
Other real estate owned (3)	590	-	590	-
Total Financial Assets-Non-Recurring	$7,667	$-	$590	$7,077

(1) Excludes restricted stock.
(2) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(3) Represents appraised value and realtor comparables less estimated selling expenses.

NOTE 9 - FAIR VALUE (continued)

	Fair Value Measurementat December 31, 2010 Using
	(In Thousands)
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring
Available for sale investment securities(1)	$124,307	$-	$124,307	$-
Residential loans held for sale	82,244	-	82,244	-
Derivative assets	318	-	-	318
Total Financial Assets-Recurring	$206,869	$-	$206,551	$318

Financial Liabilities-Recurring
Derivative liabilities	$38	$-	$-	$38
Total Financial Liabilities-Recurring	$38	$-	$-	$38

Financial Assets-Non-Recurring
Impaired loans (2)	$8,561	$-	$-	$8,561
Other real estate owned (3)	1,859	-	1,859	-
Total Financial Assets-Non-Recurring	$10,420	$-	$1,859	$8,561

(1) Excludes restricted stock.
(2) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2) Represents appraised value and realtor comparables less estimated selling expenses.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month period ended September 30, 2011.

Net Derivatives
(In Thousands)
Balance June 30, 2011	$348
Realized and unrealized gains (losses) included in earnings	283
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance September 30, 2011	$631

NOTE 9 - FAIR VALUE (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the nine month period ended September 30, 2011.

Net Derivatives
(In Thousands)
Balance December 31, 2010	$280
Realized and unrealized gains (losses) included in earnings	351
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance September 30, 2011	$631

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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at September 30, 2011, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$96,764	$4,442	$92,322

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

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed interest rates. The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At September 30, 2011 and December 31, 2010, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

NOTE 9 - FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$42,926	$42,926	$111,907	$111,907
Securities-available for sale	55,920	55,920	124,307	124,307
Securities-held to maturity	10,000	9,978	-	-
Restricted stock	4,367	4,367	4,438	4,438
Loans held for sale	96,764	96,764	82,244	82,244
Loans, net of allowance	531,045	534,502	481,002	493,169
Derivatives	1,146	1,146	318	318
Total financial assets	$742,168	$745,603	$804,216	$816,383

Financial liabilities:
Deposits	$596,902	$595,966	$627,848	$626,606
Short-term borrowings	65,015	65,247	80,348	81,513
Long-term borrowings	5,375	5,435	37,034	37,155
Subordinated debentures	6,186	6,241	6,186	6,242
Derivatives	515	515	38	38
Total financial liabilities	$673,993	$673,404	$751,454	$751,554

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future period.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principles of accounting: (i) FASB ASC 450-10, which requires that losses be accrued when they are probable of occurring and can be estimated, and (ii) FASB ASC 310-10, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management’s evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity.  Such evaluation considers, among other factors, the estimated market value of the underlying collateral and current economic conditions.  For further information about our practices with respect to allowance for loan losses, please see Note 4 to the consolidated financial statements.

Other-Than-Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available for sale or held to maturity.  At September 30, 2011 there were no non-agency mortgage backed securities or trust preferred securities in the portfolio.  The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of comprehensive income. Securities are monitored to determine whether a decline in their value is other-than-temporary.  Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  At September 30, 2011 there were no securities with other-than-temporary impairment.

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

Off-Balance Sheet Items

In the ordinary course of business, the Bank issues commitments to extend credit and, at September 30, 2011 and December 31, 2010, these commitments amounted to $16.1 million and $36.1 million, respectively.  These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

Off-Balance Sheet Items (continued)

At September 30, 2011 and December 31, 2010, the Bank had approximately $129.2 million and $108.6 million, respectively, in unfunded lines of credit and letters of credit.  These lines of credit, if drawn upon, would be funded from routine cash flows and short-term borrowings.  The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At September 30, 2011 and December 31, 2010 the balance in this account totaled $325 thousand and $297 thousand, respectively.  The Bank also maintains a reserve for potential liability under standard representations and warranties issued in connection with mortgage loans sold. This reserve totaled $2.4 million at September 30, 2011 and $2.0 million at December 31, 2010 and is included in other liabilities on the balance sheet.   The decrease in the 2011 provision and charge-offs is attributable to a $3.8 million settlement agreement between the mortgage subsidiary and its two largest mortgage investors that occurred in 2010 which released the mortgage subsidiary from known and unknown repurchase obligations.

The following table shows the changes to the Allowance for Losses on Mortgage Loans Sold.

Allowance for Losses on Mortgage Loans Sold

	Nine months ended	Year ended
	September 30, 2011	December 31, 2010
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$1,991	$3,332

Provision charged to operating expense	527	3,836
Recoveries	-	68
Charge-offs	(123)	(5,245)
Allowance for losses on mortgage loans sold - end of period	$2,395	$1,991

FINANCIAL CONDITION

Executive Summary

At September 30, 2011, the Corporation’s assets totaled $765.5 million, compared to $831.8 million at December 31, 2010, a decrease of $66.3 million.  The decrease in assets is due to a combination of a $58.4 million decrease in securities and a $70.7 million decrease in interest-bearing deposits and federal funds sold since December 31, 2010.  These decreases were partially offset by a $51.1 million increase in loans held for investment, up from $491.5 million at year end 2010 to $542.6 million at September 30, 2011 and a $14.5 million increase in loans held for sale, up from $82.2 million at year end 2010 to $96.8 million at September 30, 2011.  Deposits totaled $596.9 million at September 30, 2011, compared to $627.8 million at December 31, 2010.  Noninterest-bearing deposits have increased $31.1 million from $84.0 million at December 31, 2010 to $115.1 million at September 30, 2011.  Savings and interest-bearing deposits have increased by $9.3 million from $158.4 million at year end to $167.7 million at September 30, 2011.  Time deposits decreased $71.4 million from December 31, 2010 primarily due to a deliberate reduction in non-core rate sensitive deposits.

Net income for the third quarter of 2011 totaled $3.1 million, up from $2.4 million for the same period in 2010.  Earnings per diluted share were $0.30 for the third quarter of 2011, compared to $0.23 per diluted share in the same period of 2010. Net income for the nine months ended September 30, 2011 totaled $8.1 million compared to $5.3 million for the same period in 2010.  Diluted earnings per share for the nine month periods ended September 30, 2011 and 2010 were $0.78 and $0.50, respectively.

The increase in net income for the nine months ended September 30, 2011 is attributable primarily to a $2.5 million decrease in interest expense, as well as a $931 thousand increase in noninterest income.

Executive Summary (continued)

Non-performing assets (“NPA”) totaled $7.7 million or 1.0% of total assets at September 30, 2011 down from $10.2 million or 1.27% of total assets at September 30, 2010.  NPA at September 30, 2011 were comprised of $7.1 million in non-accrual and restructured loans and $590 thousand in other real estate owned.

During the third quarter of 2011, certain provisions of the Dodd Frank Act began to take effect that impacted the way the Corporation conducts certain aspects of its business.  Most notable to the Corporation were the repeal of Regulation D which prohibited the payment of interest on corporate transaction accounts and the sunset of authority for a wholly owned subsidiary of a national bank to operate under the same powers as the Bank under the National Bank Act.  In response to the repeal of Regulation D, the Corporation discontinued an overnight investment program for corporate clients to make loans to the Corporation under a commercial paper arrangement.  In its place the Bank commenced offering an interest-bearing deposit product to corporate clients.  We also discontinued the operations of the Mortgage Corporation and established a mortgage division within the Bank.  We do not expect any material effects resulting from these changes to our business.

While the economic recovery continues to struggle, we are pleased with the positive improvement in loan demand with loans held for investment increasing $21.9 million during the third quarter of 2011. We continue to focus on reducing non-performing assets and based on our current assessment we anticipate a gradual improvement in non-performing assets.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, taxable municipal securities, corporate notes and a CRA mutual fund.  The portfolio does not have any non agency mortgage backed securities or trust preferred securities.

At September 30, 2011 the fair value of the available for sale securities portfolio totaled $55.9 million, compared to $124.3 million at December 31, 2010. Securities classified as available for sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect.  At September 30, 2011 the held to maturity securities portfolio totaled $10.0 million comprised of U.S. Government Agency securities.  Held to maturity securities are carried at amortized cost, which reflects historical cost, adjusted for premium amortization and discount accretion.  Securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

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

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate loans, residential real estate, commercial loans, real estate construction loans, and consumer loans.  All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller.  The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”.   Loans totaled $542.6 million at September 30, 2011 compared to $491.5 million at December 31, 2010, an increase of $51.1 million. Owner occupied commercial real estate loans increased approximately $7.8 million, income producing commercial real loans increased $29.4 million, residential real estate loans decreased $8.4 million and real estate construction loans increased $1.7 million.  Commercial loans increased approximately $20.9 million and consumer loans decreased $305 thousand. The increase in loans reflects a continued improvement in loan demand by local businesses, as seen through the increase in commercial real estate and commercial segments of the loan portfolio, and is principally due to improvement in economic conditions in Northern Virginia.  Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio.  The following is a summary of the loan portfolio at September 30, 2011.

Loans (continued)

Commercial Real Estate Loans – Owner Occupied: This category of loans represents the largest segment of the loan portfolio and is comprised of owner occupied loans secured by the commercial property, totaling $145.0 million and represented 26.72% of the loan portfolio at September 30, 2011. Commercial real estate loans are secured by the subject property and underwritten to policy standards.  Policy standards approved by the Board of Directors from time to time set forth include among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Income Producing:  This category of loans represents the fourth largest segment of the loan portfolio and is comprised of loans secured by income producing commercial property, totaling $110.2 million and represents 20.31% of the loan portfolio at September 30, 2011. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans:  This category of loans represents the second largest segment of the loan portfolio and includes loans secured by first or second mortgages on one to four family residential properties. This segment totaled $129.3 million and comprised 23.83% of the loan portfolio as of September 30, 2011.  Of this amount, the following sub-categories exist as a percentage of the whole residential real estate loan portfolio: home equity lines of credit, 16.9%; first trust mortgage loans, 69.4%; and junior trust loans, 13.7%.

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

Commercial Loans: Commercial Loans totaled $115.7 million and represented 21.32% of the loan portfolio as of September 30, 2011.  These loans are made to businesses or individuals within our target market for business purposes.  Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business.  We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan.  To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans, totaled $39.8 million and represented 7.34% of the loans portfolio as of September 30, 2011.  These loans generally fall into one of three categories:  first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings.  Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time.  The loans typically carry recourse to principal owners.   In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk.  To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Loans (Continued)

Consumer Loans:  Consumer loans totaled $2.6 million and represents 0.48% of the loan portfolio as of September 30, 2011.  Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured.  As a matter of operation, management discourages unsecured lending.  Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the mortgage division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit.  Loan proceeds are used for the purchase or refinance of the property securing the loan.  Loans are sold with the servicing released to the investor. At September 30, 2011, LHFS at fair value totaled $96.8 million compared to $82.2 million at December 31, 2010.

The LHFS loans are closed by the Bank and held on average fifteen to thirty days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Freddie Mac and Fannie Mae and is able to securitize loans that are insured by the Federal Housing Administration.  During the first nine months of 2011 we originated $518.9 million of loans processed in this manner, compared to $561.1 million for the same period of 2010.  Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase, by the Bank, of loans previously sold.  The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender.  The Bank is paid a fee for procuring and packaging brokered loans. During the first nine months of 2011, $33.0 million in residential mortgage loans were originated under this type of delivery method, as compared to $58.7 million for the same period of 2010. Brokered loans accounted for 6.0% of the total loan volume for the first nine months of 2011 compared to 9.5% for the same period of 2010.  We have historically brokered loans that do not conform to the products offered by the Bank.  As of April 1, 2011 we began a phase out of brokering loans as a result of new disclosure and compensation regulations.  We do not believe that this change will have a material impact on our business.

Allowance for Loan Losses

The allowance for loan losses totaled $11.5 million at September 30, 2011 compared to $10.5 million at December 31, 2010.  The allowance for loan losses was equivalent to approximately 2.13% of total loans held for investment at September 30, 2011 compared to 2.14% at December 31, 2010. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly.  Charge-offs are taken when a loan is identified as uncollectible.  For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At September 30, 2011 and December 31, 2010, the Bank had non-performing assets totaling $7.7 million and $10.4 million, respectively. Non-performing assets consist of non-accrual and restructured loans and other real estate owned. All non-performing loans are carried at the expected liquidation value of the underlying collateral.  The table below sets forth the amounts and categories of non-performing assets.

The following table is a summary of our non-performing assets at September 30, 2011 and December 31, 2010.

Non-performing Assets and Accruing Loans Past Due 90 Days or More

	September 30, 2011	December 31, 2010
	(Dollars In Thousands)
Non-accrual and restructured loans :
Commercial real estate owner occupied	$2,995	$6,345
Commercial real estate income producing	331	367
Residential real estate	2,084	949
Commercial	1,667	900
Real estate construction	-	-
Consumer	-	-
Total non-accrual and restructured loans	7,077	8,561

Other real estate owned ("OREO")	590	1,859

Total non-performing assets	$7,667	$10,420

Ratio of non-performing assets to:
Total loans plus OREO	1.41%	2.11%

Total Assets	1.00%	1.25%

Accruing Past due loans:
90 or more days past due	$-	$333

Deposits

Deposits are the primary sources of funding loan growth.  At September 30, 2011, deposits totaled $596.9 million compared to $627.8 million on December 31, 2010, a decrease of $30.9 million.  Savings and interest-bearing deposits increased $9.3 million from December 31, 2010 and totaled $167.7 million at September 30, 2011. The repeal of Regulation D during the quarter ended September 30, 2011 had a favorable effect on interest-bearing deposits as it facilitated the discontinuation of a short-term borrowing program with certain corporate clients in favor of a new interest-bearing deposit product. Time deposits decreased $71.4 million from $385.5 million at December 31, 2010 to $314.1 million at September 30, 2011.  Noninterest-bearing deposits increased $31.1million from $84.0 million at December 31, 2010 to $115.1 million at September 30, 2011. The decrease in time deposits is primarily due to a deliberate reduction in non-core rate sensitive deposits. The growth in noninterest-bearing accounts is attributable to new accounts and balance fluctuations of existing commercial accounts.

Shareholders’ Equity

Shareholders’ equity totaled $80.2 million at September 30, 2011 compared to $72.2 million at December 31, 2010. The increase in shareholders’ equity is due to retained earnings net of dividends paid, share repurchases activity and reductions in net accumulated other comprehensive loss.  Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain.  These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet.  Both the Corporation and the Bank are classified as well capitalized, which is the highest rating.

Shareholders’ Equity (continued)

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

Risk Based Capital Analysis

	September 30,	December 31,
	2011	2010
	(In Thousands)
Tier 1 Capital:
Common stock	$8,538	$8,664
Capital surplus	16,900	17,794
Retained earnings	54,637	47,530
Less: Net unrealized loss on equity securities	-	(5)
Subordinated debentures	6,000	6,000
Less: Dissallowed servicing assets	(123)	(163)
Total Tier 1 capital	85,952	79,820

Subordinated debentures not included in Tier 1	-	-
Allowance for loan losses	7,666	7,049
Unrealized gain on available for sale equity securities	-	-
	7,666	7,049

Total risk based capital	$93,618	$86,869

Risk weighted assets	$609,106	$560,112

Quarterly average assets	$738,802	$834,810
			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	14.11%	14.25%	4.00%
Total risk based capital ratio	15.37%	15.51%	8.00%
Leverage ratio	11.63%	9.56%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2011 totaled $3.1 million or $0.30 diluted earnings per share. This compares with $2.4 million or $0.23 diluted earnings per share for the same quarter in 2010.  The increase in net income for the three months ended September 30, 2011 as compared to the same period in 2010 is primarily attributable to an $802 thousand decrease in interest expense as a result of a reduction in interest-bearing deposits and lower interest rates

Net income for the nine months ended September 30, 2011 totaled $8.1 million or $0.78 diluted earnings per share compared to $5.3 million or $0.50 diluted earnings per share. The increase in net income for the nine months ended September 30, 2011 is primarily due to a $2.5 million decrease in interest expense as a result of a $2.0 million decrease in interest paid on deposits.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $7.2 million for the three months ended September 30, 2011 compared to $6.4 million for the same period in 2010. The increase in net interest income is primarily due to lower funding costs and changes in the composition of earning assets.  The annualized yield on earning assets improved from 4.66% for the quarter ended September 30, 2010 to 4.95% for the quarter ended September 30, 2011 as a result of a $56.0 million increase in average loans held for investment, which more than offset a decrease in the rate earned by the loan portfolio from 6.24% to 5.89%.  The cost of interest-bearing deposits and borrowings decreased from 1.55% for the quarter ended September 30, 2010 to 1.23% for the quarter ended September 30, 2011. Net interest margin was 4.02% for the quarter ended September 30, 2011 compared to 3.36% for the same period in 2010.

Net interest income before the provision for loan losses totaled $20.6 million for the first nine months of 2011 compared to $17.9 million for the same period in 2010.  The annualized yield on earning assets for the first nine months of 2011 was 4.85% compared to 4.81% for the same period in 2010.  The cost of interest-bearing deposits and borrowings for the first nine months of 2011 was 1.28% compared to 1.76% for the same period in 2010 as deposits and borrowings reflected lower rates of interest in 2011 than in 2010.  Net interest margin was 3.85% for the first nine months of 2011 compared to 3.35% for the same period in 2010.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

Volume and Rate Analysis

	Three Months Ended September 30,
	2011 compared to 2010
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$(86)	$(191)	$105
Loans held for sale	(249)	(253)	4
Loans	413	839	(426)
Interest-bearing deposits	(33)	(21)	(12)
Total increase (decrease) in interest income	45	375	(330)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	38	40	(2)
Money market deposit accounts	(173)	(58)	(115)
Savings accounts	(8)	(2)	(6)
Time deposits	(510)	(289)	(221)
Total interest-bearing deposits	(653)	(309)	(344)
FHLB Advances	(68)	(29)	(39)
Securities sold under agreements to repurchase	(6)	6	(12)
Other short-term borrowings	(52)	(32)	(20)
Long-term borrowings	(19)	(20)	1
FDIC term note	-	-	-
Subordinated debentures	(4)	-	(4)
Total (decrease) in interest expense	(802)	(383)	(419)

Increase in net interest income	$847	$758	$89

Volume and Rate Analysis

	Nine Months Ended September 30,
	2011 compared to 2010
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$173	$243	$(70)
Loans held for sale	(519)	(466)	(53)
Loans	648	1,727	(1,079)
Interest-bearing deposits	(75)	(74)	(1)
Total increase (decrease) in interest income	227	1,431	(1,204)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(12)	23	(35)
Money market deposit accounts	(607)	(142)	(465)
Savings accounts	(24)	(6)	(18)
Time deposits	(1,337)	(403)	(934)
Total interest-bearing deposits	(1,980)	(528)	(1,452)
FHLB Advances	(342)	(33)	(309)
Securities sold under agreements to repurchase	(28)	26	(54)
Other short-term borrowings	(36)	24	(60)
Long-term borrowings	(72)	(87)	15
FDIC term note	-	-	-
Subordinated debentures	(4)	-	(4)
Total (decrease) in interest expense	(2,462)	(599)	(1,863)

Increase in net interest income	$2,689	$2,029	$660

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables present for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Three Months Ended

	September 30, 2011			September 30, 2010
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities(1)	$90,258	$497	2.20%	$127,467	$583	1.83%
Loans held for sale	49,641	591	4.76%	70,913	840	4.74%
Loans(2)	527,258	7,763	5.89%	471,308	7,350	6.24%
Interest-bearing balances and federal funds sold	50,509	25	0.20%	88,014	58	0.26%
Total interest earning assets	717,666	8,876	4.95%	757,702	8,831	4.66%
Noninterest earning assets:
Cash and due from banks	10,373			12,516
Premises, land and equipment	8,747			8,609
Other assets	13,374			33,155
Less: allowance for loan losses	(11,235)			(9,625)
Total noninterest earning assets	21,259			44,655
Total Assets	$738,925			$802,357

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$64,155	$85	0.53%	$34,217	$47	0.55%
Money market deposit accounts	105,718	146	0.55%	133,866	319	0.95%
Savings accounts	2,962	1	0.14%	3,862	9	0.93%
Time deposits	281,723	1,003	1.42%	356,644	1,513	1.70%
Total interest-bearing deposits	454,558	1,235	1.09%	528,589	1,888	1.43%
Borrowings:
FHLB advances	2,935	3	0.41%	8,202	71	3.46%
Securities sold under agreements to repurchase and federal funds purchased	37,627	17	0.18%	28,376	23	0.32%
Other short-term borrowings	7,183	9	0.50%	26,451	61	0.92%
FHLB long-term borrowings	5,913	54	3.65%	8,127	73	3.59%
FDIC term note	29,999	299	3.99%	29,998	299	3.99%
Subordinated debentures	6,186	53	3.43%	6,186	57	3.69%
Total borrowings	89,843	435	1.94%	107,340	584	2.18%
Total interest-bearing deposits and borrowings	544,401	1,670	1.23%	635,929	2,472	1.55%
Noninterest-bearing liabilities:
Demand deposits	107,746			74,870
Other liabilities	8,566			21,286
Total liabilities	660,713			732,085
Shareholders' equity	78,212			70,272
Total Liabilities and Shareholders' Equity:	$738,925			$802,357

Interest Spread(3)			3.72%			3.11%

Net Interest Margin(4)		$7,206	4.02%		$6,359	3.36%

(1) Securities are at amortized cost and includes resticted stock.
(2) Loans placed on nonaccrual status are included in loan balances.
(3) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is net interest income, expressed as a percentage of average earning assets.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Nine Months Ended

	September 30, 2011			September 30, 2010
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Securities(1)	$114,517	$1,710	1.99%	$98,381	$1,537	2.08%
Loans held for sale	36,068	1,282	4.74%	49,144	1,801	4.89%
Loans(2)	510,177	22,886	5.98%	472,361	22,238	6.28%
Interest-bearing balances and federal funds sold	53,002	97	0.24%	93,323	172	0.25%
Total interest-earning assets	713,764	25,975	4.85%	713,209	25,748	4.81%
Noninterest-earning assets:
Cash and due from banks	11,297			9,652
Premises, land and equipment	8,847			8,671
Other assets	13,394			28,788
Less: allowance for loan losses	(10,876)			(9,352)
Total noninterest-earning assets	22,662			37,759
Total Assets	$736,426			$750,968

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$37,153	$138	0.50%	$31,774	$150	0.63%
Money market deposit accounts	112,893	496	0.59%	132,034	1,103	1.11%
Savings accounts	2,905	4	0.18%	3,979	28	0.94%
Time deposits	289,871	3,287	1.51%	319,664	4,624	1.93%
Total interest-bearing deposits	442,822	3,925	1.18%	487,451	5,905	1.62%
Borrowings:
FHLB advances	11,308	42	0.50%	12,489	384	4.10%
Securities sold under agreements to repurchase and federal funds purchased	36,935	53	0.19%	26,028	81	0.41%
Other short-term borrowings	25,389	114	0.60%	21,449	150	0.93%
FHLB long-term borrowings	6,462	171	3.53%	9,801	243	3.31%
FDIC term note	29,999	892	3.96%	29,997	892	3.96%
Subordinated debentures	6,186	158	3.41%	6,186	162	3.49%
Total borrowings	116,279	1,430	1.64%	105,950	1,912	2.41%
Total interest-bearing deposits and borrowings	559,101	5,355	1.28%	593,401	7,817	1.76%
Noninterest-bearing liabilities:
Demand deposits	94,297			71,507
Other liabilities	7,254			15,820
Total liabilities	101,551			87,327
Shareholders' equity	75,774			70,240
Total Liabilities and Shareholders' Equity:	$736,426			$750,968

Interest Spread(3)			3.58%			3.06%

Net Interest Margin(4)		$20,620	3.85%		$17,931	3.35%

(1) Securities are at amortized cost and includes restricted stock.
(2) Loans placed on nonaccrual status are included in loan balances.
(3) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing.  The mortgage segment provides the most significant contributions to noninterest income.  Total noninterest income was $24.6 million for the first nine months of 2011 compared to $23.7 million for the same period in 2010.  Gains on the sale of loans originated by the mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $24.7 million for the first nine months of 2011, compared to $24.1 million for the same period of 2010.

For the nine months ended September 30, 2011 other income reflected a loss of $1.2 million as a result of a $4.0 million loss relating to derivatives and hedging activities associated with loans held for sale. Losses on hedging activities are by design and occur when the market value of the loans being hedged increases.  Conversely when the market value of the loans being hedged declines, the market value of the securities used to hedge our loans increase and gains on hedging activities are realized.  For the nine months ended September 30, 2010 other income reflected a loss of $2.0 million as a result of a $3.6 million loss relating to derivatives and hedging activities.   Other income for the quarter ended September 30, 2011 reflected a loss of $1.3 million due to a loss of $2.0 million in derivative and hedging activities.  Additionally, the quarter ended September 30, 2010 reflects a loss of $641 thousand which includes a loss of $1.4 million relating to derivative and hedging activities.

Noninterest Expense

Noninterest expense totaled $31.8 million for the first nine months of 2011, compared to $31.8 million for the same period in 2010. Salaries and employee benefits totaled $18.2 million for the nine months ended September 30, 2011, compared to $16.6 million for the same period last year, an increase of $1.6 million. The increase in salaries and employee benefits consists of an $826 thousand increase attributable to the banking segment and relating new hires and annual performance increases, a $361 thousand increase attributable to the mortgage segment relating to new hires and annual performance increases and a $443 thousand increase relating to new hires associated with the formation of the wealth management division of the Bank.  Other operating expenses totaled $11.6 million for the nine months ended September 30, 2011, compared to $13.3 million for the same period in 2010.  The decrease in other operating expense is primarily due to a $1.9 million decrease in the provision for losses on mortgage loans sold.

The table below provides the composition of other operating expenses.

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)

Advertising and promotional	$1,853	$2,034
Management fees	1,779	2,105
Investor fees	593	568
FDIC insurance	535	324
Provision for losses on mortgage loans sold	527	2,400
Loan and collection	492	399
Business and franchise tax	462	341
OREO Expense	420	1,324
Accounting and auditing	403	460
Data processing	370	379
Legal fees	348	114
Consulting fees	317	285
Early payment default/early pay-off	261	49
Credit report	217	272
Telephone	167	165
CDARS fee expense	166	285
Stock option expense	165	136
Regulatory examination	145	125
Publications and subscriptions	121	37
Other	2,265	1,474
	$11,606	$13,276

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of, sales of and interest on investment securities.  Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding.  At September 30, 2011, overnight interest-bearing balances totaled $32.0 million and unpledged available for sale investment securities totaling approximately $19.7 million.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings.  At September 30, 2011, the Bank had a line of credit with the FHLB totaling $213.4 million and had $5.4 million outstanding in term loans at fixed rates ranging from 2.93% to 4.97% leaving $208.0 million available on the line.  In addition to the line of credit at the FHLB, the Bank also issues repurchase agreements.  In periods prior to September 30, 2011 the Bank issued commercial paper to corporate clients as an overnight investment vehicle.  With the repeal of Regulation D that went into effect during the third quarter of 2011, the Bank discontinued issuing commercial paper and replaced it with a commercial interest-bearing account.  This change was primarily responsible for the elimination of any balance in other short term borrowings as reflected in the table below.  As of September 30, 2011, outstanding repurchase agreements totaled $35.0 million.  The interest rates on these instruments are variable and subject to change daily.   At September 30, 2011 the Bank owed $30.0 million in a senior unsecured note guaranteed by the FDIC at a fixed rate of 2.74% maturing February 15, 2012.  The Bank also maintains federal funds lines of credit with its correspondent banks and, at September 30, 2011, these lines totaled $50.5 million and were available as an additional funding source.  The Corporation also has $6.2 million in subordinated debentures to support the capital needs of the Bank.

Liquidity Management (continued)

The following table presents the composition of borrowings at September 30, 2011 and December 31, 2010 and for the periods indicated.

	As of	As of
	September 30, 2011	December 31, 2010
	(Dollars In Thousands)
Borrowings:
FHLB advances	$-	$5,417
FHLB long-term borrowings	5,375	7,036
Securities sold under agreements to repurchase and federal funds purchased	35,016	41,047
Other short-term borrowings	-	33,884
Subordinated debentures	6,186	6,186
FDIC term note	29,999	29,998
Total at period end	$76,576	$123,568

	For the Nine Months Ended	For the Year Ended
	September 30, 2011	December 31, 2010
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB advances	$11,308	$11,413
FHLB long-term borrowings	6,462	9,239
Securities sold under agreements to repurchase and federal funds purchased	36,935	29,202
Other short-term borrowings	25,389	26,674
Subordinated debentures	6,186	6,186
FDIC term note	29,999	29,998
Total average balance	$116,279	$112,712

Average rate paid on all borrowed funds	1.64%	2.20%
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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates.  The simulation model projects net interest income based on various interest rate scenarios over a twelve month period.  The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities.  The table below reflects the outcome of these analyses at September 30, 2011, assuming budgeted growth in the balance sheet. According to the model run for the nine month period ended September 30, 2011, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 3.17%.  Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment.  While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings	Hypothetical Percentage Change in Economic Value of Equity
4.00%	18.36%	-5.12%
3.00%	13.39%	-3.11%
2.00%	8.15%	-1.19%
1.00%	3.17%	-0.29%

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

The Bank is party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed to, and locked by both the Bank and the borrower for specified periods of time. When the borrower locks its interest rate, the Bank effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Bank must honor the interest rate for the specified time period.   The Bank is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Bank utilizes either a best efforts forward sale commitment or a mandatory forward sale commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates.  Failure to effectively monitor, manage and hedge the interest rate risk associated with the mandatory commitments subjects the Bank to potentially significant market risk.

Throughout the lock period, the changes in the market value of interest rate lock commitments, best efforts, and mandatory forward sale commitments are recorded as unrealized gains and losses and are included in the statement of operations in other income.   The Bank’s management has made complex judgments in the recognition of gains and losses in connection with this activity.  The Bank utilizes a third party and its proprietary simulation model to assist in identifying and managing the risk associated with this activity.

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

PART II - OTHER INFORMATION

Item 1. Legal  Proceedings

The Corporation, and the Bank are from time to time parties to legal proceedings arising in the ordinary course of business.  Management is of the opinion that these legal proceedings will not have a material adverse effect on the Corporation’s financial condition or results of operations.  From time to time the Bank and the Corporation may initiate legal actions against borrowers in connection with collecting defaulted loans.  Such actions are not considered material by management unless otherwise disclosed.

Prior to discontinuing the operations of the Mortgage Corporation, a subpoena dated May 3, 2011 was received from the United States Attorney's Office (the "U.S. Attorney's Office") for the Southern District of New York. Correspondence accompanying the subpoena indicated that the U.S. Attorney's Office is investigating potential violations by the Mortgage Corporation of the statutes, regulations, and rules governing the Federal Housing Administration's direct endorsement lender program and potential violations of sections 215, 656, 657, 1005, 1006, 1007, 1014, or 1344 of Title 18 or section 287, 1001, 1032, 1341, or 1343 of Title 18 affecting a federally insured financial institution in contemplation of a possible civil proceeding under 12 U.S.C. Section 1833a.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the third quarter of 2011 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000.  The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

July 1 - July 31, 2011	109,089	$7.40	109,089	953,563
August 1 - August 31, 2011	11,817	8.03	11,817	941,746
September 1 - September 30, 2011	5,118	7.96	5,118	936,628
	126,024	$7.48	126,024	936,628

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5. Other Information

                 None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))

3.1.1
Articles of Amendment to Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1.1 to Form 10-Q filed August 15, 2011 (file number 000-49929))

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

101*
The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: November 14, 2011	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)