Form 10-K
period 2011-12-31
ACCESS NATIONAL CORP
filed 2012-03-23
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $54,770,123.

As of March 16, 2011, there were 10,211,261 shares of Common Stock, par value $0.835 per share, of Access National Corporation issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 22, 2012, are incorporated by reference in Part III of this Form 10-K.

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

The Bank is the primary operating business of the Corporation. The Bank provides credit, deposit, and mortgage services to middle market commercial businesses and associated professionals, primarily in the greater Washington, D.C. Metropolitan Area. The Bank was organized under federal law in 1999 as a national banking association to engage in a general banking business to serve the communities in and around Northern Virginia. Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and associated individuals. The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels. The various operating and non-operating entities that support the Corporation’s business directly and indirectly are listed below:

	PARENT
ENTITY /	COMPANY /	YEAR
ACTIVITY	SOLE MEMBER	ORGANIZED

Access National Corporation	N/A	2002

A Virginia corporation with common stock listed on the NASDAQ Global Market, and serves as the Bank’s holding company. The bank holding company is subject to regulatory oversight by the Federal Reserve System. Its primary purpose is to hold the common stock of the commercial bank subsidiary and support related capital activities.

Access National Bank	ANC	1999

Primary operating entity holding a national bank charter issued under the laws of the United States. Its principal activities are subject to regulation by the Office of the Comptroller of the Currency (the “Comptroller”). The Bank’s primary business is serving the credit, depository and cash management needs of businesses and associated professionals. Deposits of the Bank are insured by the FDIC.

Access National Mortgage Corporation	ANB	1985
(“ANMC” or the “Mortgage Corporation”)

During 2011 the Bank closed the Mortgage Corporation and all mortgage banking activities were transferred to the Bank under a separate business division of the Bank (the “Mortgage Division”). The Mortgage Corporation ceased conducting new business on July 1, 2011 and will be dissolved in 2012.

Access Real Estate L.L.C	ANB	2003

Access Real Estate was formed to acquire and hold title to real estate for the Corporation. Access Real Estate owns a 45,000 square foot, three story office building located at 1800 Robert Fulton Drive in Reston, Virginia that serves as the corporate headquarters for the Corporation, Bank, Mortgage Division, and Access Real Estate. Access Real Estate also owns vacant land in Fredericksburg that was purchased for future expansion of the Bank.

PARENT
ENTITY /	COMPANY /	YEAR
ACTIVITY	SOLE MEMBER	ORGANIZED

Access Capital Management Holding, L.L.C (“ACM”)	ANB	2011

ACM is a Virginia limited liability company whose sole member is ANB. ACM is the holding company for Capital Fiduciary Advisors, L.L.C. (“CFA”), Access Investment Services, L.L.C. (“AIS”), and Access Insurance Group, L.L.C. (“AIG”). ACM provides a full range of wealth management services to individuals.

Capital Fiduciary Advisors, L.L.C.	ACM	2011

CFA is a Registered Investment Advisor with the Securities and Exchange Commission (“SEC”) and provides wealth management services to high net worth individuals, businesses, and institutions. Activities are supervised by the Bank’s primary regulator, the Comptroller, as well as the SEC.

Access Investment Services, L.L.C.	ACM	2011

AIS is a limited liability company whose sole member is ACM. AIS provides financial planning services to clients along with access to a full range of investment products. Activities are supervised by the Bank’s primary regulator, the Comptroller, as well as the SEC.

Access Insurance Group, L.L.C.	ACM	2011

AIG is a limited liability company whose sole member is ACM. AIG is presently inactive and when activated will provide access to a wide variety of insurance products.

Access Capital Trust II	ANC	2003

A Delaware corporate trust established for the purpose of issuing trust preferred capital securities.

ACME Real Estate, L.L.C (“ACME” or “ACME Real Estate”)	ANB	2007

ACME is a Virginia limited liability company whose sole member is ANB. ACME is a real estate holding company whose purpose is to hold title to the properties acquired by the Bank either through foreclosure or property deeded in lieu of foreclosure. Activities are supervised by the Bank’s primary regulator, the Comptroller.

The principal products and services offered by the Bank are listed below:

BUSINESS BANKING SERVICES	BUSINESS BANKING SERVICES	PERSONAL BANKING
Lending	Cash Management	SERVICES

Accounts Receivable Lines of Credit

Accounts Receivable Collection

Accounts

Growth Capital Term Loans

Business Acquisition Financing

Partner Buyout Funding

Debt Re-financing

Franchise Financing

Equipment Financing

Commercial Mortgages

Commercial Construction Loans

SBA Preferred Lender Loans

Online Banking

Checking Accounts

Money Market Accounts

Sweep Accounts

Zero Balance Accounts

Overnight Investments

Certificates of Deposit

Business Debit Cards

Lockbox Payment Processing

Payroll Services

Employer Sponsored Retirement Plans

Personal Checking Accounts

Savings / Money Market Accounts

Certificates of Deposit

Residential Mortgage Loans

Asset Secured Loans

Loans for Business Investment

Construction Loans

Lot & Land Loans

Investment Management

Financial Planning

Retirement Account Services

Qualified Plans

Bank revenues are derived from interest and fees received in connection with loans, deposits, and investments. Interest paid on deposits and borrowings are the major expenses, followed by administrative and operating expenses. Revenues from the Mortgage Division consist primarily of gains from the sale of loans and loan origination fees. Major expenses of the Mortgage Division consist of personnel, advertising, and other operating expenses. Revenue, net of inter-company dividends, generated by the Bank (excluding the Mortgage Division) totaled $38.9 million in 2011. The Mortgage Division contributed $34.3 million; others contributed $1.7 million prior to inter-company eliminations. In 2011, the Bank’s pre-tax earnings amounted to 79.0% of the Corporation’s total income before taxes and the Mortgage Division and others contributed the remaining 21.0%.

The economy, interest rates, monetary and fiscal policies of the federal government, and regulatory policies have a significant influence on the Corporation, the Bank, the Mortgage Division, and the banking industry as a whole. The economy shows signs of gradual improvement with the national unemployment rate dropping from 9.1% in January, 2011 to 8.3% in January, 2012. The January, 2012 statement of the Federal Open Market Committee (“FOMC”) projected interest rates will remain low until the end of 2014. The continued low rate environment will help to keep mortgage rates low, which is favorable for mortgage originations, but will continue to stress net interest margins.

The Bank operates from five banking centers located in Virginia: Chantilly, Tyson’s Corner, Reston, Leesburg and Manassas, and online at www.accessnationalbank.com. Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities.

The Mortgage Division specializes in the origination of conforming and government insured residential mortgages to individuals in the greater Washington, D.C. Metropolitan Area, the surrounding areas of its branch locations, outside of its local markets via direct mail solicitation, and otherwise. The Mortgage Division has established offices throughout Virginia; in Fairfax, Reston, Roanoke, and McLean. Offices outside the state of Virginia include Crofton in Maryland, New Smyrna Beach in Florida, Winchester in Massachusetts, Nashville in Tennessee, Denver in Colorado, Indianapolis in Indiana, Atlanta in Georgia, and San Antonio in Texas.

The following table details the geographic distribution of the real estate collateral securing mortgage loans originated by the Mortgage Division in the periods indicated. The individually named states are those in which the Mortgage Division had a physical presence during the periods described. In addition to making loans for purchases within its markets, the Mortgage Division makes loans to borrowers for second homes located elsewhere, as well as utilizes direct mail to solicit loans outside its local markets, which practices account for the “Other States” category. Percentages are of the total dollar value of originations, as opposed to the number of originations.

	Loan Origination By State
	Year Ended December 31,
	Offices	2011	2010	2009

COLORADO	1	4.56%	3.92%	4.84%
FLORIDA	1	2.40%	0.00%	0.00%
GEORGIA	1	4.90%	4.06%	3.81%
INDIANA	1	9.15%	8.22%	0.78%
MASSACHUSETTS	1	2.30%	2.69%	2.87%
MARYLAND	1	9.15%	8.85%	7.50%
TENNESSEE	1	5.23%	5.60%	3.72%
TEXAS	1	4.86%	4.45%	4.00%
VIRGINIA	6	20.12%	27.92%	22.23%
	14	62.67%	65.71%	49.75%
Other States		37.33%	34.29%	50.25%
		100.00%	100.00%	100.00%

The Mortgage Division’s activities rely on insurance provided by the Department of Housing and Urban Development (“HUD”) and the Veterans Administration. In addition we underwrite mortgage loans in accordance with guidelines for programs under Fannie Mae and Freddie Mac that make these loans marketable in the secondary market.

The Corporation and its subsidiaries are headquartered in Fairfax County, Virginia and primarily focus on serving the greater Washington, D.C. Metropolitan Area.

Our Strategy – Historical and Prospective

Our view of the financial services marketplace is that community banks must be effective in select market niches that are underserved and should stay clear of competing with large national competitors on a head-to-head basis for broad based consumer business. We started by organizing a de novo national bank in 1999. The focus of the Bank was and is serving the small and medium sized businesses and their associated professionals in the greater Washington, D.C. Metropolitan Area. We find that large national competitors are ineffective at addressing this market; it is difficult to distinguish where a business’s financial needs stop and the personal financial needs of that business’s professionals start. We believe that emerging businesses and the finances of their owners are best served hand-in-hand.

Our core competency is judgmental discipline of commercial lending based upon our personnel and practices that help our clients strategize and grow their businesses from a financial perspective. As financial success takes hold in the business, personal goals and wealth objectives of the business owners become increasingly important. Our second competency is a derivative of the first. We have the personnel and know how to provide private banking services and the skills and strategy that assist our individual clients to acquire assets, build wealth, and manage their resources. Mortgage banking and the related activities in our model go hand-in-hand with supplying effective private banking services. Unlike most banking companies, the heart of our Mortgage Division is ingrained into our commercial bank, serving the same clients side-by-side in a coordinated and seamless fashion. We believe that lending is not enough in today’s environment to attract and retain commercial and professional clients. The credit services must be backed up by competitive deposit and cash management products and operational excellence. We have made significant investments in skilled personnel and the latest technology to ensure we can deliver these services.

We generally expect to have fewer branch locations compared to similar size banking companies. We do not view our branch network as a significant determinant of our growth. Our marketing strategies focus on benefits other than branch location convenience.

The goal was and is to generate 70-80% of the Corporation’s net income from the core business of the Bank, with the rest of our consolidated net income to be generated from related fee income activities. We will consider entering other related fee income businesses that serve our target market as opportunities, market conditions, and our capacity dictate. See Note 18 to the consolidated financial statements for additional information on segment performance.

We expect to grow our Bank by continuing to hire and train our own skilled personnel. We provide a sound infrastructure that facilitates the success of businesses, their owners and key personnel, not only today but tomorrow and on into the ensuing decades. We will consider growth by careful acquisition; however, that is not our primary focus.

Lending Activities

The Bank’s lending activities involve commercial real estate loans, residential mortgage loans, commercial loans, commercial and residential real estate construction loans, home equity loans, and consumer loans. These lending activities provide access to credit to small and medium sized businesses, professionals, and consumers in the greater Washington, D.C. Metropolitan Area. Loans originated by the Bank are classified as loans held for investment. The Mortgage Division originates residential mortgages and home equity loans that are held on average fifteen to forty-five days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration. In the past, when the Mortgage Division was a separate subsidiary of the Bank, the Bank would, in certain circumstances, purchase adjustable rate mortgage loans in the Bank’s market area directly from the Mortgage Corporation to supplement loan growth in the Bank’s portfolio.  These circumstances were infrequent and such purchases totaled $302 thousand in 2011. In the future, the Bank may continue to retain certain loans originated by the Mortgage Division for the same purpose. Loans held in the Bank’s portfolio at December 31, 2011 resulting from the Mortgage Corporation’s inability to sell the loan to a third party totaled $725 thousand. The Mortgage Division also brokers certain loans that do not conform to their existing products.  Each of our principal loan types are described below.

At December 31, 2011 loans held for investment totaled $569.4 million compared to $491.5 million at year end 2010. During 2011 the Bank experienced growth in both Commercial Real Estate Loans and Commercial Loans reflecting improvement in the local economic conditions.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan, in general, the Bank’s lending limit to any one borrower on loans that are not fully secured by readily marketable or other permissible collateral is equal to 15% of the Bank’s capital and surplus. Permissible collateral consists of: inventory, accounts receivable, general intangibles, equipment, real estate, marketable securities, cash, and vehicles. The Bank has established relationships with correspondent banks to participate in loans when loan amounts exceed the Bank’s legal lending limits or internal lending policies. At December 31, 2011 unsecured loans were comprised of $2.9 million in commercial loans and approximately $124 thousand in consumer loans and collectively equal approximately 0.5% of the loans held for investment portfolio.

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

The Bank does not currently hold any pay option adjustable rate mortgages, loans with teaser rates, subprime loans, Alt A loans or any other loans considered to be “high-risk loans” in its loans held for investment portfolio, and did not during 2011, 2010 or 2009. The Mortgage Division does not currently originate any subprime loans or Alt A loans, did not originate such loans in 2011, 2010 or 2009, and does not expect to offer these programs in the future.

Loan Portfolio – Loans Held for Investment.  The following outlines the composition of loans held for investment.

Commercial Real Estate Loans-Owner Occupied: Loans in this category represent 30.14% of our loan portfolio held for investment, as of December 31, 2011. This category represents loans supporting an owner occupied commercial property. Repayment is dependent upon the cash flows generated by operation of the commercial property. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans-Non-Owner Occupied: Also known as Commercial Real Estate Loans-Income Producing. Loans in this category represent 18.44% of our loan portfolio held for investment, as of December 31, 2011. This category includes loans secured by commercial property that is leased to third parties and loans to non-profit organizations such as churches and schools. Also included in this category are loans secured by farmland and multifamily properties. Repayment is dependent upon the cash flows generated from rents or by the non-profit organization. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties, generally extended to existing consumers of other Bank products, and represents 22.56% of the loan portfolio, as of December 31, 2011. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 16.4%; First Trust Mortgage Loans 70.6%; Loans Secured by a Junior Trust 13.0%.

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

Commercial Loans: Commercial Loans represent 23.15% of our loan portfolio held for investment as of December 31, 2011. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor’s(s’) ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 5.22% of our held for investment loan portfolio, as of December 31, 2011. These loans generally fall into one of four circumstances: first, loans to construct owner occupied commercial buildings; second, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; third, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and fourth, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal borrowers. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications, and time frames.

Consumer Loans: Consumer Loans make up approximately 0.49% of our loan portfolio, as of December 31, 2011. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and Board of Directors: repayment source and capacity, collateral value, credit history, savings pattern, and stability.

Loans Held for Sale (“LHFS”). Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. In 2011, we originated $797.0 million of loans processed in this manner, down from $824.7 million in 2010. At December 31, 2011 loans held for sale totaled $95.1 million compared to $82.2 million at year end 2010. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. In 2011, we originated a total volume of $34.6 million in residential mortgage loans under this type of delivery method compared to $84.2 million in 2010. Brokered loans accounted for 4.2% and 9.3% of the total loan volume of the Mortgage Division at December 31, 2011 and 2010, respectively. The risks associated with this activity are limited to losses or claims arising from fraud.

Deposits

Deposits are the primary source of funding loan growth. At December 31, 2011 deposits totaled $645.0 million compared to $627.8 million on December 31, 2010.

Market Area

The Corporation, the Bank, and the Mortgage Division are headquartered in Fairfax County and primarily serve the Northern Virginia region and the Greater Washington, D.C. Metropolitan Area. We believe that the economic conditions in Fairfax County provide a reasonable proxy for economic conditions across our primary market, the greater Washington, D.C. Metropolitan Area. Fairfax County is a diverse and thriving urban county. As per the 2010 Census, the population of the county was 1,081,726, making it the most populous jurisdiction in the Commonwealth of Virginia, with about 13.5% of Virginia's population. The proximity to Washington, D.C. and the influence of the federal government and its spending provides somewhat of a recession shelter for the area. Virginia receives more federal procurement dollars than any other state and Fairfax County ranks the highest among counties. Forbes Magazine has ranked Virginia number 1 or number 2 among the best states for businesses in each of the last 6 years. The U.S. Census Bureau and the Fairfax County government provide the following information about current economic conditions and trends in Fairfax County.

The median sales price of new single-family homes in Fairfax County that sold in January through November, 2011 was $865,649, an increase of 4.2% compared to the 2010 median of $831,000, and up 9.3% from $791,984 in 2009. In 2011 building permits for single family homes in Fairfax County totaled 799 units, compared to 847 units in 2010, and 766 units in 2009.

The commercial office vacancy rate in Fairfax County at year end 2011 was 18.3%, up from 17.8% at year end 2010. The increase in vacancy rates is partially attributable to space vacated by the military and government as a result of the Defense Base Closure and Realignment and Commission. While vacancy rates and building permits are common measures of the general health of the real estate industry, we have not discerned any material correlation between such measures and the performance of our loan portfolio.

At December 31, 2011 and 2010, the Bank had approximately $105 million and $81 million, respectively in non-owner income producing commercial real estate loans. The properties securing these loans are generally small office buildings and industrial properties located in our trade area with less than ten tenants. Income producing property loans are underwritten with personal and business guarantees that provide secondary sources of repayment and mitigate market risk factors.

The unemployment rate for Fairfax County was 4.2% in December, 2011 compared to 6.1% for the state of Virginia and 8.5% for the nation. At December 31, 2010 the unemployment rate for Fairfax County was 4.4%, 6.4% for the state of Virginia and 9.1% for the nation.

The median household income in Fairfax County was $103,010 in 2010 up from $102,499 in 2009 and down from $107,400 in 2008.

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

Employees

At December 31, 2011 the Corporation had 286 employees, 104 of whom were employed by the Bank (excluding the Mortgage Division), 174 of whom were employed by the Mortgage Division, and 8 of whom were employed by the wealth management subsidiaries. None of the employees of the Corporation is subject to a collective bargaining agreement. Management considers employee relations to be good.

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

General. The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly, and other reports with the SEC. As an Exchange Act reporting company, the Corporation is directly affected by the Sarbanes-Oxley Act of 2002 (the “SOX”), which aimed at improving corporate governance and reporting procedures and requires expanded disclosure of the Corporation’s corporate operations and internal controls, among other things.

When enacted in 2002, Section 404(a) of the SOX required public companies to include in their annual reports on Form 10-K an assessment from management of the effectiveness of the company’s internal control over financial reporting, and Section 404(b) of the SOX required the company’s auditor to attest to and report on management’s assessment. From 2002 through 2012, the SEC had delayed implementation of Section 404(b) of the SOX for public companies with a public float below $75 million (i.e. companies that are smaller reporting companies or non-accelerated filers). In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) permanently exempted smaller reporting companies and non-accelerated filers from Section 404(b) of the SOX, and the SEC made conforming amendments to certain of its rules and forms in September 2010. The Corporation has voluntarily provided an attestation by the Corporation’s auditor on management’s assessment of the Corporation’s internal control over financial reporting in this Annual Report on Form 10-K.

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

The Corporation is required to file periodic reports with the FRB and provide any additional information as the FRB may require. The FRB also has the authority to examine the Corporation and the Bank, as well as any arrangements between the Corporation and the Bank, with the cost of any such examinations to be borne by the Corporation. The FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its common stock. As a bank holding company, the Corporation is a separate legal entity from the Bank. Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank. The amount of dividends that may be paid by the Bank depends upon the Bank’s net income and capital position and is limited by federal and state law, regulations, and policies. In addition to specific regulations governing the permissibility of dividends, both the FRB and the Virginia Bureau of Financial Institutions are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Bank would be an unsafe and unsound banking practice. The Corporation meets all regulatory requirements and began paying dividends in February 2006. The Corporation paid dividends totaling $1.4 million in 2011. See “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Capital Requirements. The FRB, the Comptroller, and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks. These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

The regulations divide capital between Tier 1 capital (core capital) and Tier 2 capital. For a bank holding company, Tier 1 capital consists primarily of common stock, related surplus, non-cumulative perpetual preferred stock, minority interests in consolidated subsidiaries, and a limited amount of qualifying cumulative preferred securities. Goodwill and certain other intangibles are excluded from Tier 1 capital. Further, as long as the Corporation has total consolidated assets of less than $15 billion, the Corporation may include in Tier 1 and total capital the Corporation’s trust preferred securities that were issued before May 19, 2010. Tier 2 capital consists of an amount equal to the allowance for loan and lease losses up to a maximum of 1.25% of risk-weighted assets, limited other types of preferred stock not included in Tier 1 capital, hybrid capital instruments, and term subordinated debt. Investments in and loans to unconsolidated banking and finance subsidiaries that constitute capital of those subsidiaries are excluded from capital. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The guidelines generally require banks to maintain a total qualifying capital to weighted risk assets level of 8% (the “Risk-based Capital Ratio”). Of the total 8%, at least 4% of the total qualifying capital to risk weighted assets (the “Tier 1 Risk-based Capital Ratio”) must be Tier 1 capital.

The FRB, the Comptroller, and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2011, the Corporation and Bank both met all applicable capital requirements imposed by regulation.

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

As of December 31, 2011, both the Corporation and the Bank were considered “well capitalized.”

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

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act (as defined and discussed above) requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

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

On November 12, 2009, the FDIC adopted a final rule requiring depository institutions to prepay their estimated quarterly insurance premium for fourth quarter 2009 and all of 2010, 2011 and 2012. The Bank prepaid $2.8 million of such premium on December 30, 2009 and $1.7 million remained as a prepaid balance at December 31, 2011.

In February 2011, the FDIC approved a final rule that changes the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF. The changes went into effect beginning with the second quarter of 2011 and were payable at the end of September 2011. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent.

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

Mortgage Banking Regulation. The Mortgage Division is subject to the rules and regulations of, and examination by, HUD, the Federal Housing Administration, the Department of Veterans Affairs, and state regulatory authorities with respect to originating, processing, and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated there under. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered, and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, and income level.

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

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, and publicly releases information on designations of persons and organizations suspected in engaging in these activities. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers, and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Temporary Liquidity Guarantee Program. On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010, extended by subsequent amendment from December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 125 basis points per annum, depending on the initial maturity of the debt and its date of issuance. The fee assessment for deposit insurance coverage on amounts in covered accounts exceeding $250,000 was an annualized 10 basis points through December 31, 2009 and was an annualized 15 basis points for coverage in 2010 for institutions in risk category 1. The Bank elected to participate in both guarantee programs. On February 11, 2009 the Bank issued $30.0 million in new senior unsecured debt at 2.74% maturing February 15, 2012 under the TLG Program. The proceeds to the Bank from the issuance of senior unsecured debt under the TLGP were used to repay FHLB short term borrowings and to provide additional liquidity. The Bank repaid the debt at maturity on February 15, 2012.

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

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution. The SEC and the federal bank regulatory agencies proposed such regulations in March 2011, which may become effective before the end of 2012. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Corporation may structure compensation for its executives only if the Corporation’s total consolidated assets exceed $1 billion. These proposed regulations incorporate the three principles discussed in the June 2010 comprehensive final guidance on incentive compensation that was issued by the Federal Reserve, the OCC and the FDIC in June 2010.

Restrictions on Proprietary Trading. The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. This provision of the Dodd-Frank Act is commonly called the “Volcker Rule.” In October 2011, federal financial regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposed rules. The proposed rules are highly complex and many aspects of their application remain uncertain. Based on the proposed rules, the Corporation does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Corporation or the Bank, as the Corporation and the Bank do not engage in the businesses prohibited by the Volcker Rule. Until final rules are adopted, the precise financial impact of these rules on the Corporation and the financial industry cannot be determined.

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

Changes in interest rates, particularly by the Board of Governors of the FRB, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans. In setting its policy, the FRB may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements. These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations

At December 31, 2011 approximately 73.2% of the loans held for investment were variable rate loans. A majority of these loans are based on the prime rate and will adjust upwards as the prime rate increases. While the variable rate structure on these loans reduces interest rate risk for the Bank, increases in rates may cause the borrower’s required payment to increase which, in turn, may increase the risk of payment default.

Because we make loans primarily to local small and medium sized businesses, our profitability depends significantly on local economic conditions, particularly real estate values, and the success of those businesses.

As a lender, we are exposed to the risk that our loan clients may not repay their loans according to their terms and any collateral securing payment may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs we incur disposing of the collateral. Although we have collateral for most of our loans, that collateral can fluctuate in value and may not always cover the outstanding balance on the loan. With most of our loans concentrated in Northern Virginia, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our net income and capital than on the net income and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

In addition to assessing the financial strength and cash flow characteristics of each of our borrowers, the Bank often secures loans with real estate collateral. At December 31, 2011, approximately 76.3% of our Bank’s loans held for investment have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our net income and capital could be adversely affected.

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

Our allowance for loan losses could become inadequate and reduce our net income and capital.

We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us. The amount of future losses, however, is susceptible to changes in borrowers’ circumstances and economic and other market conditions, including changes in interest rates and collateral values that are beyond our control and these future losses may exceed our current estimates. Our allowance for loan losses at December 31, 2011 was $11.7 million. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or guarantee that our allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance and reduce our net income and capital.

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

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our net income.

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

Among the Dodd-Frank Act’s significant regulatory changes, the Act creates a new financial consumer protection agency that could impose new regulations and include its examiners in routine regulatory examinations conducted by the Comptroller. This agency, named the Consumer Financial Protection Bureau, may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Corporation and the Bank.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service.  Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to the Corporation, the Bank and/or the Mortgage Division by virtue of the adoption of such policies and best practices by the FRB, Comptroller and FDIC.  The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Corporation with respect to its consumer product and service offerings have yet to be determined.  However, these costs, limitations and restrictions may produce significant, material effects on the Corporation’s business, financial condition and results of operations.

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

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely and we cannot assure you that our hedging strategy and use of derivatives will offset the risks related to changes in interest rates. When rates change, we expect to record a gain or loss on derivatives that would be offset by an inverse change in the value of loans held for sale and mortgage-related securities. We utilize a third party consulting firm to manage our hedging activities and we typically hedge 80% of our loan pipeline and 100% of our loans being warehoused. The derivative financial instruments used to hedge the interest rate risk of our loan pipeline and warehoused loans are forward sales of 15 year and 30 year mortgage backed securities. The notional amount and fair value of these derivatives are disclosed in Note 9 of the financial statements on page 68.

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

The profitability of the Mortgage Division will be significantly reduced if we are not able to sell mortgages.

Currently, we generally sell all of the mortgage loans originated by the Mortgage Division. We only underwrite mortgages that we reasonably expect will have more than one potential purchaser. The profitability of our Mortgage Division depends in large part upon our ability to originate or purchase a high volume of loans and to quickly sell them in the secondary market. Thus, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to sell loans into that market.

The Mortgage Division’s ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae and Freddie Mac and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae and Freddie Mac, are government-sponsored enterprises whose activities are governed by federal law, and while we do not actively participate in their programs, they do have substantial market influence. Any future changes in laws that significantly affect the activity of these government-sponsored enterprises and other institutional and non-institutional investors or any impairment of our ability to participate in such programs could, in turn, adversely affect our operations.

Fannie Mae and Freddie Mac have recently reported substantial losses and a need for substantial amounts of additional capital. Such losses are due to these entities’ business models being tied extensively to the U.S. housing market which is in a severe contraction. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac from the U.S. housing market contraction, Congress and the U.S. Treasury have undertaken a series of actions to stabilize these entities. The Federal Housing Finance Agency, or FHFA, was established in July 2008 pursuant to the Regulatory Reform Act in an effort to enhance regulatory oversight over Fannie Mae and Freddie Mac. FHFA placed Fannie Mae and Freddie Mac into federal conservatorship in September 2008. Although the federal government has committed capital to Fannie Mae and Freddie Mac, there is no explicit guaranty of the obligations of these entities by the federal government and there can be no assurance that these government credit facilities and other capital infusions will be adequate for the needs of Fannie Mae and Freddie Mac. If the financial support is inadequate, these companies could continue to suffer losses and could fail to offer programs necessary to an active secondary market. If this were to occur, the Mortgage Division’s ability to sell mortgage loans readily could be hampered, and the profitability of the Bank could be significantly reduced.

On February 11, 2011, the U.S. Treasury issued a White Paper titled “Reforming America's Housing Finance Market” (or the “White Paper”) that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Any such proposals, if enacted, may have broad adverse implications for the residential mortgage market, the mortgage-backed securities market and the Mortgage Division’s business, operations and financial condition. Such proposals have been, and we expect them to continue to be, the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take and how proposals, legislation or policies emanating from the White Paper may impact the residential mortgage market, the mortgage-backed securities market and the Mortgage Division’s business, operations and financial condition. We are evaluating, and will continue to evaluate, the potential impact of the proposals set forth in the White Paper on our business and our financial position and results of operations.

Our net income may be adversely affected if representations and warranties related to loans sold by the Mortgage Division are breached and we must pay related claims.

The Mortgage Division makes representations and warranties that loans sold to investors meet their program’s guidelines and that the information provided by the borrowers is accurate and complete and that the loan documents are complete and executed by the borrowers. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. During the fourth quarter of 2010, the Mortgage Division reached settlement arrangements with its two largest mortgage investors wherein payments of $3.8 million were made to release the company from known and unknown repurchase obligations associated with approximately $3 billion of mortgage loans. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. Net income may be impacted if this reserve is insufficient to cover claims from the investors.

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

Negative public opinion could damage our reputation and the strength our Access National brand and adversely impact our business, client relationships and net income.

Reputation risk, or the risk to our businesses’ (including our primary commercial banking business and secondary mortgage lending business) net income and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action.

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

Our ability to pay dividends is subject to regulatory restrictions and the need to maintain sufficient consolidated capital. Also, our only source of funds with which to pay dividends to our shareholders is dividends we receive from our Bank, and the Bank’s ability to pay dividends to us is limited by its own obligations to maintain sufficient capital and regulatory restrictions. If these regulatory requirements are not satisfied, we will be unable to pay dividends on our common stock. We have paid quarterly cash dividends since our first cash dividend on February 24, 2006. We cannot guarantee that dividends will not be reduced or eliminated in future periods.

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

As of December 31, 2011, our chairman of the board, officers and directors and one other principal shareholder collectively beneficially owned approximately 34.7% of the outstanding shares of our common stock. Our officers and directors collectively beneficially owned approximately 27.7% of our common stock and two other individual shareholders have declared beneficial ownership of an additional 11.4% of our common stock. This concentration of ownership may allow our directors, acting in their role as substantial shareholders, to exert a major influence over the election of their nominees as directors, especially if voting together with our officers and other significant shareholders. Our directors, officers, and major shareholders could exercise similar influence over other corporate actions that require a shareholder vote, including change in control transactions.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Bank leases offices that are used in the normal course of business. The principal executive office of the Corporation, Bank, Access Real Estate and Mortgage Division is owned by Access Real Estate, a subsidiary of the Bank, and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank leases offices in Chantilly, Tysons Corner, Leesburg, and Manassas, Virginia. The Mortgage Division leases offices in Fairfax, McLean, Reston, and Roanoke in Virginia. The Mortgage Division leases an office in Maryland located in Crofton, in addition to the offices in Tennessee, Texas, Indiana, Georgia, Colorado, Florida and Massachusetts. All of the Mortgage Division’s leases with the exception of Roanoke are month to month leases and can be terminated with thirty days notice. Access Real Estate owns an undeveloped commercial lot in Fredericksburg that was purchased for future expansion of the Bank.

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

ITEM 4 – MINE SAFETY DISCLOSURES

None.

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

	2011			2010
	High	Low	Dividends	High	Low	Dividends

First Quarter	$7.19	$6.28	$0.02	$6.77	$5.54	$0.01
Second Quarter	7.99	6.79	0.03	6.75	5.50	0.01
Third Quarter	8.86	7.23	0.04	6.37	5.61	0.01
Fourth Quarter	$9.49	$7.61	$0.04	$6.82	$6.00	$0.01

As of March 16, 2012, the Corporation had 10,211,261 outstanding shares of Common Stock, par value $0.835 per share, held by approximately 425 shareholders of record and the closing price for the Corporation’s common stock on the NASDAQ Global Market was $10.40.

The Corporation paid its twenty fifth consecutive quarterly cash dividend on February 24, 2012 to shareholders of record as of February 13, 2012. Payment of dividends is at the discretion of the Corporation’s Board of Directors, and is also subject to various federal and state regulatory limitations. Future dividends are dependent upon the overall performance and capital requirements of the Corporation. See “Item 1 - Business - Supervision and Regulation - Dividends" for a discussion of regulatory requirements related to dividends. Our strategic objective with respect to dividends is to achieve and maintain a minimum payout ratio equal to 20% of core earnings.

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2011

The following table details the Corporation’s purchases of its common stock during the fourth quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On April 22, 2008 the number of shares authorized for repurchase under the Share Repurchase Program was increased from 2,000,000 to 2,500,000 shares. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

October 1 - October 31, 2011	28,058	$7.93	28,058	908,570
November 1 - November 30, 2011	940	8.24	940	907,630
December 1 - December 31, 2011	3,095	8.46	3,095	904,535
	32,093	$7.99	32,093	904,535

Stock Performance

The following graph compares the Corporation’s cumulative total shareholder return on its common stock for the five year period ended December 31, 2011 with the cumulative return of a broad equity market index, the Standard & Poor’s 500 Index (“S&P 500 Index”) and a peer group constructed by the Corporation (the “Peer Group”). This presentation assumes $100 was invested in shares of the Corporation and each of the indices on December 31, 2006, and that dividends, if any, were immediately reinvested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals from December 31, 2006 through December 31, 2011.

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

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Access National Corporation	100.00	63.51	50.68	62.86	69.28	95.94
S&P500	100.00	105.49	66.46	84.05	96.71	98.76
ANCX Peer Group Index	100.00	82.71	86.08	67.90	91.42	82.91
SNL Bank Index	100.00	77.71	44.34	43.88	49.17	38.08

The Peer Group consists of:

				Total Assets
				(In Thousands)
Company, Headquarters	Exchange	Trading Symbol	Established	12/31/11

Cardinal Financial Corporation	NASDAQ-GS	CFNL	1997	$2,602,716
Fairfax, Virginia

Eagle Bancorp, Inc.	NASDAQ-CM	EGBN	1997	$2,831,255
Bethesda, Maryland

TowneBank	NASDAQ-GS	TOWN	1999	$4,081,770
Portsmouth, Virginia

Valley Financial Corporation	NASDAQ-CM	VYFC	1994	$773,504
Roanoke, Virginia

Virginia National Bank	OTC-BB	VABK	1998	$464,066
Charlottesville, Virginia

ITEM 6 – SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements for the five years ended December 31, 2011. This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

	Selected Financial Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except for Share and Per Share Data)
Income Statement Data:
Net interest income	$28,117	$25,029	$23,558	$21,052	$20,122
Provision for loan losses	1,149	2,816	6,064	5,423	2,588
Noninterest income	36,429	34,660	56,966	30,813	27,707
Noninterest expense	45,722	44,771	58,971	38,998	39,949
Income taxes	6,287	4,526	5,854	2,700	1,590
Net Income	$11,388	$7,576	$9,635	$4,744	$3,702

Per Share Data:
Earnings per share
Basic	$1.11	$0.72	$0.93	$0.46	$0.32
Diluted	1.10	0.72	0.92	0.46	0.31
Cash dividends paid	0.13	0.04	0.04	0.04	0.04
Book value at period end	8.13	6.96	6.43	5.66	5.35

Balance Sheet Data:
Total assets	$809,758	$831,824	$666,879	$702,324	$622,376
Loans held for sale	95,126	82,244	76,232	84,312	39,144
Total loans	569,400	491,529	486,564	485,929	477,598
Total securities	85,824	124,307	43,095	85,119	69,001
Total deposits	645,013	627,848	466,645	485,401	473,418
Shareholders' equity	$82,815	$72,193	$67,778	$57,945	$57,961
Average shares outstanding, basic	10,277,801	10,503,383	10,391,348	10,298,631	11,620,130
Average shares outstanding, diluted	10,344,325	10,525,258	10,432,857	10,423,555	11,866,468

Performance Ratios:
Return on average assets	1.50%	0.98%	1.35%	0.76%	0.57%
Return on average equity	14.80%	10.85%	15.04%	8.34%	5.84%
Net interest margin (1)	3.82%	3.41%	3.42%	3.48%	3.18%

Efficiency Ratios:
Access National Bank	52.92%	59.02%	60.41%	55.36%	50.87%
Access National Mortgage Corp.	80.78%	84.72%	77.40%	86.65%	107.52%
Access National Corporation	70.84%	75.01%	73.23%	75.19%	83.52%

Asset Quality Ratios:
Allowance to period end loans	2.06%	2.14%	1.88%	1.54%	1.56%
Allowance to non-performing loans	175.12%	122.96%	129.79%	259.55%	449.25%
Net charge-offs to average loans	0.01%	0.30%	0.90%	1.12%	0.12%

(1) Net interest income divided by total average earning assets.

Table continued on next page

ITEM 6 – SELECTED FINANCIAL DATA continued

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except for Share and Per Share Data)
Average Balance Sheet Data:
Total assets	$758,994	$772,600	$714,970	$624,450	$649,584
Securities, at amortized cost	105,964	107,685	68,852	68,522	94,331
Loans held for sale	51,774	63,868	65,780	25,757	49,750
Loans	520,062	475,726	490,393	484,764	472,372
Allowance for loan losses	11,123	9,485	8,065	8,248	6,170
Total deposits	565,450	572,139	519,477	450,873	444,999
Junior subordinated debentures	6,186	6,186	6,186	6,186	9,237
Total shareholders' equity	76,969	69,827	64,054	56,882	63,343

Capital Ratios:
Tier 1 risk-based capital	14.33%	14.25%	13.47%	11.86%	12.41%
Total risk-based capital	15.59%	15.51%	14.73%	13.11%	13.66%
Leverage capital ratio	10.78%	9.56%	10.73%	9.71%	10.07%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the financial condition and the results of operations of the Corporation and its subsidiaries for the years ended December 31, 2011 and 2010. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market, stagnation or continued deterioration in general business and economic conditions and in the financial markets, the impact of any policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation, unemployment levels, branch expansion plans, interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the FRB, the economy of Northern Virginia, including governmental spending and real estate markets, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Item 1A – Risk Factors” herein.

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

Other Than Temporary Impairment of Investment Securities

Securities in the Bank’s investment portfolio are classified as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. The estimated fair value of the available-for-sale portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in stockholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At December 31, 2011 there were no securities in the securities portfolio with other than temporary impairment.

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

Fair Value

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments. For additional information about our financial assets carried at fair value, refer to Note 17 to the consolidated financial statements.

Executive Summary

The Corporation completed its twelfth year of operation and recorded net income of $11.4 million or $1.10 per diluted common share in 2011 compared to $7.6 million or $0.72 per diluted common share in 2010. The increase in net income over last year was due to record performance during 2011 by both the banking and mortgage divisions. In 2011 we were able to reduce interest expense by $3.1 million and the provision for loan losses declined by $1.7 million. The target federal funds rate remained at near 0% throughout 2011 which contributed to the lower interest expense. In 2011, gains realized from the sale of mortgage loans increased by $2.8 million, while noninterest expense increased by $1.0 million.

At December 31, 2011 assets totaled $809.8 million compared to $831.8 million at December 31, 2010. Total loans held for investment were $569.4 million at December 31, 2011, compared to $491.5 million at December 31, 2010, an increase of $77.9 million. The growth in loans occurred in both commercial real estate and commercial loans and is due in part to our focus on small to medium sized businesses and providing credit facilities in conjunction with the U.S. Small Business Administration’s (“SBA”) guaranteed loan program. During 2011, the Bank remained the dominant SBA lender in 7A loans in the greater Washington D.C. Metropolitan Area, as measured by dollar value of originations. The SBA lending activity is an important component of our focus on small businesses and expanding our core business relationships.

Investment securities totaled $85.8 million at December 31, 2011 compared to $124.3 million at December 31, 2010. The decrease in the investment portfolio is primarily attributable to securities that matured or were otherwise called and not reinvested. The funds not reinvested in investment securities were used to provide funding for the growth in our loan portfolio.

Deposits totaled $645.0 million at December 31, 2011 compared to $627.8 million at December 31, 2010. Noninterest-bearing deposit balances totaled approximately $113.9 million compared to $84.0 million at December 31, 2010, an increase of 35.6%. This increase is primarily due to new business relationships and increased balances of existing clients.

Non-performing assets (“NPA”) totaled approximately $6.7 million or 0.83% of total assets at December 31, 2011, down from $10.4 million or 1.3% of total assets at December 31, 2010. NPA are comprised of non-accrual loans totaling $6.7 million. At December 31, 2011, the Corporation did not have any other real estate owned. Included in non-accrual loans at December 31, 2011 are restructured loans to two borrowers which consisted of three commercial loans totaling $1.1 million and one commercial real estate loan in the amount of $321 thousand. The allowance for loan losses totaled $11.7 million or 2.1% of total loans held for investment as of December 31, 2011, compared to $10.5 million or 2.1% at December 31, 2010.

The economy continues to show signs of improvement with unemployment rates declining, and we are beginning to see price appreciation in the local residential real estate market. Notwithstanding the foregoing, there is no guarantee that these positive trends will continue. Although we believe that the credit quality of our primary business and professional customers has stabilized and has begun to improve, we will continue to focus on improving the credit quality of our loan portfolio and reducing non-performing assets. The Corporation is optimistic going into 2012 with a strong capital base and positioned for continued growth.

RESULTS OF OPERATIONS

Net income for 2011 totaled $11.4 million, or $1.10 per diluted common share compared to $7.6 million or $0.72 per diluted common share in 2010. Net income in 2011 was favorably impacted by a decrease in interest expense, a decrease in the provision for loan losses and increased gains from the sale of mortgage loans, partially offset by increases in noninterest expense and provision for income taxes. During 2011 average loans held for investment increased $44.3 million and average loans held for sale decreased $12.1 million. Average interest-bearing balances and federal funds sold decreased $28.4 million from 2010 to 2011.

Net income for 2010 totaled $7.6 million, or $0.72 per diluted common share compared to $9.6 million or $0.92 per diluted common share in 2009. Net income in 2010 was impacted by a decrease in income generated from the mortgage banking segment as a result of a 34.0% decrease in gains on sale of loans resulting from 45.6% decline in mortgage loan originations from 2009 to 2010. Interest and dividend income for 2010 totaled $35.1 million, down from $37.5 million in 2009 primarily due to changes in the composition of earning assets. During 2010 average loans held for investment decreased $14.7 million and average investment securities increased $38.8 million. Average interest-bearing balances and federal funds sold increased $22.4 million from 2009 to 2010.

Net Interest Income

Net interest income is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, yields on earning assets and interest rate fluctuations. Net interest income totaled $28.1 million in 2011, up from $25.0 million in 2010. Average interest-bearing deposits and borrowings decreased $37.2 million in 2011. Net interest margin was 3.82% in 2011 and 3.41% in 2010, with the increase primarily due to the weighted average rate paid on interest-bearing liabilities decreasing 43 basis points to 1.23% in 2011 from 1.66% in 2010.

Even though during 2011 total average earning assets only increased by $2.1 million, there were dramatic changes in the composition of earning assets. Average loans held for investment increased by $44.3 million, or 9.32%, average interest-bearing balances and federal funds sold decreased by $28.4 million, or 32.82%, average loans held for sale decreased by $12.1 million, or 18.94%, and average securities decreased by $1.7 million, or 1.60%. On the funding side total average interest-bearing deposits and borrowings decreased by $37.2 million, or 6.10%, and the cost of these interest-bearing deposits decreased from 1.66% in 2010 to 1.23% in 2011. The combination of these changes produced an increase in net interest margin of 41 basis points.

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
	December 31, 2011			December 31, 2010			December 31, 2009
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Securities(1)	$105,964	$2,216	2.09%	$107,685	$2,242	2.08%	$68,852	$3,038	4.41%
Loans held for sale	51,774	2,176	4.20%	63,868	2,982	4.67%	65,780	3,361	5.11%
Loans(2)	520,062	30,632	5.89%	475,726	29,709	6.24%	490,393	30,973	6.32%
Interest-bearing balances and federal funds sold	58,128	143	0.25%	86,531	210	0.24%	64,128	154	0.24%
Total interest-earning assets	735,928	35,167	4.78%	733,810	35,143	4.79%	689,153	37,526	5.45%
Noninterest-earning assets:
Cash and due from banks	12,066			10,927			6,748
Premises, land and equipment	8,819			8,655			8,991
Other assets	13,304			28,693			18,143
Less: allowance for loan losses	(11,123)			(9,485)			(8,065)
Total noninterest-earning assets	23,066			38,790			25,817
Total Assets	$758,994			$772,600			$714,970

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$48,349	$227	0.47%	$30,166	$183	0.61%	$27,224	$278	1.02%
Money market deposit accounts	111,090	628	0.57%	132,761	1,345	1.01%	92,682	1,403	1.51%
Savings accounts	2,853	6	0.21%	3,939	30	0.76%	4,470	60	1.34%
Time deposits	303,009	4,343	1.43%	331,162	6,075	1.83%	316,823	8,827	2.79%
Total interest-bearing deposits	465,301	5,204	1.12%	498,028	7,633	1.53%	441,199	10,568	2.40%
Borrowings:
FHLB Advances	8,458	42	0.50%	11,413	429	3.76%	23,676	979	4.13%
Securities sold under agreements to repurchase and federal funds purchased	36,612	67	0.18%	29,202	105	0.36%	23,460	115	0.49%
Other short-term borrowings	20,681	114	0.55%	26,674	228	0.85%	17,640	167	0.95%
FHLB Long-term borrowings	6,196	219	3.53%	9,239	312	3.38%	24,026	833	3.47%
FDIC Term Note	30,081	1,191	3.96%	29,998	1,191	3.97%	26,627	1,068	4.01%
Subordinated Debentures	6,186	213	3.44%	6,186	216	3.49%	6,186	238	3.85%
Total borrowings	108,214	1,846	1.71%	112,712	2,481	2.20%	121,615	3,400	2.80%
Total interest-bearing deposits and borrowings	573,515	7,050	1.23%	610,740	10,114	1.66%	562,814	13,968	2.48%
Noninterest-bearing liabilities:
Demand deposits	100,149			74,111			78,278
Other liabilities	8,361			17,922			9,824
Total liabilities	682,025			702,773			650,916
Shareholders' Equity	76,969			69,827			64,054
Total Liabilities and Shareholders' Equity:	$758,994			$772,600			$714,970

Interest Spread(3)			3.55%			3.13%			2.97%

Net Interest Margin(4)		$28,117	3.82%		$25,029	3.41%		$23,558	3.42%

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

	Volume and Rate Analysis

	Years Ended December 31,
	2011 compared to 2010			2010 compared to 2009			2009 compared to 2008
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$(26)	$(36)	$10	$(796)	$1,246	$(2,042)	$(402)	$16	$(418)
Loans	117	1,898	(1,781)	(1,643)	(1,012)	(631)	(541)	2,974	(3,515)
Interest-bearing deposits	(67)	(70)	3	56	54	2	(319)	319	(638)
Federal funds sold	-	-	-	-	-	-	(14)	(7)	(7)

Total increase (decrease) in interest income	24	1,792	(1,768)	(2,383)	288	(2,671)	(1,276)	3,302	(4,578)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	44	92	(48)	(95)	27	(122)	178	187	(9)
Money market deposit accounts	(717)	(193)	(524)	(58)	493	(551)	(1,250)	(410)	(840)
Savings accounts	(24)	(7)	(17)	(30)	(6)	(24)	(41)	32	(73)
Time deposits	(1,732)	(485)	(1,247)	(2,752)	384	(3,136)	(2,370)	1,990	(4,360)
Total interest-bearing deposits	(2,429)	(593)	(1,836)	(2,935)	898	(3,833)	(3,483)	1,799	(5,282)
FHLB Advances	(387)	(89)	(298)	(550)	(468)	(82)	525	401	124
Securities sold under agreements to repurchase	(38)	22	(60)	(10)	25	(35)	(145)	82	(227)
Other short-term borrowings	(114)	(44)	(70)	61	79	(18)	(196)	(48)	(148)
Long-term borrowings	(93)	(107)	14	(521)	(500)	(21)	(1,361)	(1,082)	(279)
FDIC Term Note	-	3	(3)	123	134	(11)	1,068	-	-
Trust preferred	(3)	-	(3)	(22)	-	(22)	(179)	-	(179)

Total (decrease) increase in interest expense	(3,064)	(808)	(2,256)	(3,854)	168	(4,022)	(3,771)	1,152	(5,991)

Increase in net interest income	$3,088	$2,600	$488	$1,471	$120	$1,351	$2,495	$2,150	$1,413

Provision for Loan Losses

The provision for loan losses charged to operating expense in 2011 was $1.1 million compared $2.8 million in 2010 and $6.1 million in 2009. The decrease in the 2011 provision for loan losses reflects the improved credit quality of the loan portfolio and the decrease in nonperforming assets. The amount is determined by management to restore the allowance for loan losses to a level believed to be adequate to absorb inherent losses in the loan portfolio based on evaluations as of December 31, 2011.

Noninterest Income

Noninterest income consists of revenue generated from gains on sale of loans, service fees on deposit accounts, and other charges and fees. The Mortgage Division provides the most significant contributions towards noninterest income and is subject to wide fluctuations due to the general interest rate environment and economic conditions. Total noninterest income was $36.4 million in 2011 compared to $34.7 million in 2010. Gains on the sale of loans originated by the Mortgage Division totaled $35.3 million in 2011 compared to $32.5 million in 2010. Mortgage broker fee income declined $1.0 million in 2011, from $1.6 million in 2010 to $627 thousand in 2011, as fewer loans are being brokered. Other income reflects a loss of $236 thousand in 2011, up from a loss of $149 thousand in 2010 as a result of losses incurred on hedging activities associated with the origination of mortgage loans held for sale. When losses occur on instruments used to hedge interest rate risk the value of the loans being hedged increases proportionately and are recognized in gains on the sale of loans.

Total noninterest income was $34.7 million in 2010 compared to $57.0 million in 2009. Gains on the sale of loans originated by the Mortgage Division totaled $32.5 million in 2010 compared to $49.3 million in 2009. Gains on the sale of loans decreased in 2010, as a result of a $692.7 million decrease in mortgage loan originations. Other income decreased $6.4 million in 2010 as a result of losses incurred on hedging activities associated with the origination of mortgage loans held for sale.

Noninterest Expense

Noninterest expense totaled $45.7 million in 2011 compared to $44.8 million in 2010. Compensation and employee benefits, the largest component of noninterest expense, totaled $25.4 million in 2011 compared to $22.0 million in 2010, an increase of $3.4 million. The increase is due to a combination of increased staffing at the Bank, primarily in the lending area, additional personnel costs associated with the new wealth management subsidiaries and an increase in performance-based compensation in the Mortgage Division as a result of the increase in revenue generated in 2011. Other operating expense totaled $17.4 million in 2011, down from $20.1 million for the year ended December 31, 2010, a decrease of $2.7 million. The decrease of $2.9 million in the provision for losses on mortgage loans sold and the decrease of $1.8 million in OREO expenses more than offset the relatively minimal increases in certain other categories of other operating expense as reflected in Note 16 of the consolidated financial statements.

Noninterest expense totaled $44.8 million in 2010 compared to $59.0 million in 2009. Compensation and employee benefits, the largest component of noninterest expense, totaled $22.0 million in 2010 compared to $28.1 million in 2009, a decrease of $6.1 million. The decrease is due to the decrease in volume of mortgage loan originations in 2010 and corresponding reductions in performance-based compensation. Other operating expense totaled $20.1 million in 2010, down from $28.4 million for the year ended December 31, 2009, a decrease of $8.3 million. The decrease is attributable to the following expense categories. The provision for losses on mortgage loans sold decreased $1.2 million, due in part to the decrease in loan originations and other factors considered by management in determining the level of the allowance for losses on mortgage loans sold. Management fees associated with the operation of certain offices of the Mortgage Division, decreased $3.9 million largely due to the decrease in mortgage loans originated. Advertising expense decreased $2.8 million due to a reduction in direct mail marketing. Note 16 to the consolidated financial statements provides the composition of the other expense component of noninterest expense.

Income Taxes

Income tax expense totaled $6.3 million in 2011 compared to $4.5 million in 2010, an increase of $1.8 million. The increase in taxes is due to an increase of $5.6 million in pre-tax earnings. Note 8 to the consolidated financial statements shows the components of federal income tax.

Quarterly Results (unaudited)

The following is a summary of the results of operations for each quarter of 2011 and 2010.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except for Per Share Data)

2011
Total interest income	$8,570	$8,529	$8,876	$9,192	$35,167
Total interest expense	2,003	1,682	1,670	1,695	7,050
Net interest income	6,567	6,847	7,206	7,497	28,117
Provision for loan losses	223	(2)	715	213	1,149
Net interest income after provision for loan losses	6,344	6,849	6,491	7,284	26,968
Total noninterest income	5,839	8,100	10,702	11,788	36,429
Total noninterest expense	8,631	10,803	12,374	13,914	45,722
Income tax expense	1,265	1,475	1,706	1,841	6,287
Net income	$2,287	$2,671	$3,113	$3,317	$11,388

Earnings Per Share:
Basic	$0.22	$0.26	$0.30	$0.33	$1.11
Diluted	$0.22	$0.26	$0.30	$0.32	$1.10

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except for Share and Per Share Data)

2010
Total interest income	$8,259	$8,658	$8,831	$9,395	$35,143
Total interest expense	2,674	2,671	2,472	2,297	10,114
Net interest income	5,585	5,987	6,359	7,098	25,029
Provision for loan losses	198	548	575	1,495	2,816
Net interest income after provision for loan losses	5,387	5,439	5,784	5,603	22,213
Total noninterest income	6,023	7,277	10,410	10,950	34,660
Total noninterest expense	9,503	10,042	12,269	12,957	44,771
Income tax expense	691	996	1,489	1,350	4,526
Net income	$1,216	$1,678	$2,436	$2,246	$7,576

Earnings Per Share:
Basic	$0.12	$0.16	$0.23	$0.22	$0.73
Diluted	$0.11	$0.16	$0.23	$0.22	$0.72

FINANCIAL CONDITION

Summary

Total assets at December 31, 2011 were $809.8 million compared to $831.8 million in 2010, a decrease of $22.0 million. The decrease in total assets was due to a combination of a $64.2 million decrease in interest-bearing deposits in other banks and federal funds sold and a $38.5 million decrease in securities, a $4.1 million reduction in accrued interest receivable and other assets and a $3.8 million reduction in cash and due from banks, that was partially offset by a $77.9 million increase in loans and a $12.9 million increase in loans held for sale.

The following discussions by major categories explain the changes in financial condition.

Cash and Due From Banks

Cash and due from banks represents cash and noninterest-bearing balances at other banks and cash letters in process of collection at the FRB. At December 31, 2011 cash and due from banks totaled $5.4 million compared to $9.2 million at December 31, 2010. The balance fluctuates depending on the volume of cash letters in process of collection at the FRB.

Interest-Bearing Deposits in Other Banks and Federal Funds Sold

At December 31, 2011 interest-bearing balances in other banks totaled $38.5 million compared to $102.7 million at December 31, 2010. These balances are maintained at the FRB and the FHLB of Atlanta and provide liquidity for managing daily cash inflows and outflows from deposits and loans. The reduction in interest-bearing deposits and federal funds sold was used to fund loan growth.

Investment Securities

The Corporation’s investment securities portfolio is comprised of U.S. Treasury securities, U.S. Government Agency securities, municipal securities, CRA mutual fund, mortgage backed securities issued by U.S. government sponsored agencies and corporate bonds. The investment portfolio is used to provide liquidity and as a tool for managing interest sensitivity in the balance sheet, while generating income.

At December 31, 2011, securities totaled $85.8 million compared to $124.3 million at December 31, 2010, a decrease of $38.5 million. The decrease is attributable to maturities and bonds that were called and not reinvested in securities. The proceeds from the maturing and called securities were used to fund loan growth. The securities portfolio is comprised of $45.8 million in securities classified as available-for-sale and $40.0 million in securities classified as held-to-maturity. Securities classified as available-for-sale are carried at fair market value. Unrealized gains and losses are recorded directly to a separate component of stockholders' equity. Held-to-maturity securities are carried at cost or amortized cost.

The following tables present the types, amounts and maturity distribution of the investment securities portfolio.

	Maturity Schedule of Investment Securities
	Year Ended December 31, 2011
			After One Year		After Five Years		After Ten Years
	Within		But Within		But Within		and
	One Year		Five Years		Ten Years		Over		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
Investment securities available-for-sale (1)
US Government agency	$-	-	$5,007	2.00%	$15,037	2.51%	$19,474	3.30%	$39,518	2.83%
Mortgage backed	-	-	-	-	-	-	620	6.02%	620	6.02%
Corporate bonds	2,012	3.44%	1,949	3.65%	-	-	-	-	3,961	3.54%
Municipals - taxable	242	4.30%	-	-	-	-	-	-	242	4.30%
	$2,254	3.53%	$6,956	2.46%	$15,037	2.51%	$20,094	3.38%	$44,341	2.95%

Investment securities Held-to-maturity
US Government agency	$-	-	$10,000	1.40%	$29,987	2.04%	$-	-	$39,987	1.88%
	$-	-	$10,000	1.40%	$29,987	2.04%	$-	-	$39,987	1.88%

(1) Excludes CRA Mutual fund, FRB Stock, and FHLB Stock

Loans

Loans held for investment totaled $569.4 million at December 31, 2011 compared to $491.5 million at December 31, 2010. During 2011, loan demand increased over 2010 as local economic conditions improved. Commercial real estate loans increased $58.6 million from year end December 31, 2010. Commercial loans increased $37.0 million from year end 2010 as the Bank continues to be the dominant SBA 7a lender, based on dollar volume of loans originated, in the Greater Washington D.C. Metropolitan Area. Residential real estate loans decreased $9.3 million and real estate construction loans decreased $8.4 million.

The Bank concentrates on providing banking services to small and medium sized businesses and professionals in our market area. As of December 31, 2011 we did not have any exposure to builders or developers in our commercial real estate portfolio. Our loan officers maintain a professional relationship with our clients and are responsive to their financial needs. They are directly involved in the community and it is this involvement and commitment that leads to referrals and continued growth.

Loans held for sale totaled $95.1 million at December 31, 2011 compared to $82.2 million at December 31, 2010, an increase of $12.9 million. The level of loans held for sale fluctuates with the volume of loans originated during the month and the timing of loans purchased by investors. Loan origination volume including brokered loans totaled $831.6 million in 2011 compared to $909.0 million in 2010 due primarily to a decrease in re-financing activity.

The following tables present the major classifications and maturity distribution of loans held for investment at December 31:

	Composition of Loan Portfolio
	Year Ended December 31,
	2011		2010		2009		2008		2007
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$171,599	30.14%	$137,169	27.91%	$128,859	26.49%	$123,399	25.39%	$121,117	25.36%
Commercial real estate - non-owner occupied	104,976	18.44	80,830	16.44	91,442	18.79	95,140	19.58	78,777	16.49
Residential real estate	128,485	22.56	137,752	28.02	150,792	30.99	153,740	31.64	156,731	32.82
Commercial	131,816	23.15	94,798	19.29	72,628	14.93	69,537	14.31	64,860	13.58
Real estate construction	29,705	5.22	38,093	7.75	41,508	8.53	42,600	8.77	55,074	11.53
Consumer	2,819	0.49	2,887	0.59	1,335	0.27	1,513	0.31	1,039	0.22
Total loans	$569,400	100.00%	$491,529	100.00%	$486,564	100.00%	$485,929	100.00%	$477,598	100.00%

	Loan Maturity Distribution
	Year Ended December 31, 2011
	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
	(In Thousands)
Commercial real estate - owner occupied	$16,200	$25,462	$102,420	$27,517	$171,599
Commercial real estate - non-owner occupied	17,361	13,622	59,833	14,160	104,976
Residential real estate	32,737	39,928	47,028	8,792	128,485
Commercial	45,398	30,978	46,757	8,683	131,816
Real estate construction	14,608	8,684	6,137	276	29,705
Consumer	174	358	2,287	-	2,819
Total	$126,478	$119,032	$264,462	$59,428	$569,400

Loans with fixed interest rates	$7,259	$22,608	$71,344	$51,568	$152,779
Loans with floating interest rates	119,219	96,424	193,118	7,860	416,621
Total	$126,478	$119,032	$264,462	$59,428	$569,400

Allowance for Loan Losses

The allowance for loan losses totaled $11.7 million at December 31, 2011 compared to $10.5 million at year end 2010. The allowance for loan losses was equivalent to 2.1% of total loans held for investment at December 31, 2011 and 2.1% at December 31, 2010. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

The methodology by which we systematically determine the amount of our allowance is set forth by the Board of Directors in our Loan Policy and implemented by management. The results of the analysis are documented, reviewed and approved by the Board of Directors no less than quarterly.

The level of the allowance for loan losses is determined by management through an ongoing, detailed analysis of historical loss rates and risk characteristics. During each quarter, management evaluates the collectability of all loans in the portfolio and ensures an accurate risk rating is assigned to each loan. The risk rating scale and definitions jointly adopted by the Federal banking regulators are used within the framework prescribed by the Bank’s Loan Policy. Any loan that is deemed to have potential or well defined weaknesses that may jeopardize collection in full is then analyzed to ascertain its level of weakness. If appropriate, the loan may be charged-off or a specific reserve may be assigned if the loan is deemed to be impaired.

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

For the remaining loans in each segment, management calculates the probability of loss as a group using the risk rating for each of the following loan types: Commercial Real Estate – owner occupied, Commercial Real Estate – non-owner occupied, Residential Real Estate, Commercial, Real Estate Construction, and Consumer. Management calculates the historical loss rate in each group by risk rating using a period of at least three years. This historical loss rate may then be adjusted based on management’s assessment of internal and external environmental factors. This adjustment is meant to account for changes between the historical economic environment and current conditions, and for changes in the ongoing management of the portfolio which affects the loans’ potential loss.

Once complete, management compares the condition of the portfolio using several different characteristics, as well as its experience, to the experience of other banks in its peer group in order to determine if it is directionally consistent with others’ experience in our area and line of business. Based on that analysis, management aggregates the probabilities of loss of the remaining portfolio based on the specific and general allowances and may provide additional amounts to the allowance for loan losses as needed. Since this process involves estimates, the allowance for loan losses may also contain an immaterial amount that is not allocated to a specific loan or to a group of loans, but is deemed necessary to absorb additional losses in the portfolio.

Management and the Board of Directors subject the reserve adequacy and methodology to review on a regular basis to internal auditors, external auditors and bank regulators, and such reviews have not resulted in any material adjustment to the reserve.

The following tables present an analysis of the allowance for loan losses for the periods indicated.

	Allowance for Loan Losses

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Balance, beginning of year	$10,527	$9,127	$7,462	$7,462	$5,452

Provision for loan losses	1,149	2,816	6,064	5,423	2,588

Charge-offs:
Commercial real estate - owner occupied	344	624	584	1,125	-
Commercial real estate - non-owner occupied	-	-	1,064	2,913	-
Residential real estate	596	875	851	1,055	580
Commercial	292	501	1,541	184	-
Real estate construction	-	48	1,247	241	-
Consumer	-	-	23	42	-
Total charge-offs	1,232	2,048	5,310	5,560	580
Recoveries:
Commercial real estate - owner occupied	405	20	159	-	-
Commercial real estate - non-owner occupied	234	89	135	-	-
Residential real estate	89	38	79	137	-
Commercial	536	385	374	-	-
Real estate construction	30	99	66	-	-
Consumer and other	-	1	98	-	2
Total recoveries	1,294	632	911	137	2
Net charge-offs	62	(1,416)	(4,399)	(5,423)	(578)

Balance, end of year	$11,738	$10,527	$9,127	$7,462	$7,462

	Allocation of the Allowance for Loan Losses

	Year Ended December 31,
	2011	Percentage of total	2010	Percentage of total	2009	Percentage of total	2008	Percentage of total	2007	Percentage of total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$3,634	30.96%	$3,134	29.77%	$2,533	27.75%	$1,633	21.88%	$2,054	27.53%
Commercial real estate - non-owner occupied	1,747	14.88	2,173	20.64	1,865	20.43	1,315	17.62	1,433	19.20
Residential real estate	2,874	24.48	2,930	27.83	2,517	27.58	1,880	25.19	1,695	22.72
Commercial	3,021	25.74	1,509	14.33	1,563	17.13	1,816	24.34	1,341	17.97
Real estate construction	423	3.60	758	7.20	539	5.91	805	10.79	929	12.45
Consumer	39	0.34	23	0.23	110	1.20	13	0.18	10	0.13
Total	$11,738	100.00%	$10,527	100.00%	$9,127	100.00%	$7,462	100.00%	$7,462	100.00%

Non-performing Assets And Loans Past Due

The following table presents information with respect to non-performing assets and 90 day delinquencies as of the dates indicated.

	Non-performing Assets and Accruing Loans Past Due 90 Days or More

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
Non-accrual loans:
Commercial real estate - owner occupied	$2,694	$6,345	$3,631	$22	$-
Commercial real estate - non-owner occupied	321	367	-	-	-
Residential real estate	2,249	949	1,504	-	1,474
Commercial	1,439	900	208	74	187
Real estate construction	-	-	1,689	2,678	-
Consumer	-	-	-	101	-
Total non-accrual loans	6,703	8,561	7,032	2,875	1,661

Other real estate owned ("OREO")	-	1,859	5,111	4,455	1,041

Total non-performing assets	$6,703	$10,420	$12,143	$7,330	$2,702

Restructured loans included above in non-accrual loans	$1,428	$958	$-	$-	$-

Ratio of non-performing assets to:
Total loans plus OREO	1.18%	2.11%	2.47%	1.49%	0.56%

Total assets	0.83%	1.25%	1.82%	1.04%	0.43%

Accruing past due loans:
90 or more days past due	$-	$333	$-	$-	$-

Non-accrual loans totaled $6.7 million at December 31, 2011 and were comprised of eleven borrowers. The loans are carried at the current net realizable value after consideration of $1.9 million in specific reserves. Included in non-accrual loans at December 31, 2011 are restructured loans which consisted of three commercial loans totaling $1.1 million and one commercial real estate loan -non-owner occupied in the amount of $321 thousand. There were no restructured loans prior to 2010. The Bank considers restructurings of loans to troubled borrowers when it is deemed to be beneficial to the borrower and improves the prospects for complete recovery of the debt.

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

At December 31, 2011, the Corporation did not have any OREO.

Deposits

Deposits totaled $645.0 million at December 31, 2011 and were comprised of noninterest-bearing demand deposits in the amount of $113.9 million, savings and interest-bearing deposits in the amount of $182.0 million, and time deposits in the amount of $349.1 million. Total deposits increased $17.2 million from December 31, 2010. Noninterest-bearing deposits increased $29.9 million from $84.0 million at December 31, 2010 to $113.9 million at December 31, 2011. This increase in noninterest-bearing accounts is due to a combination of 204 new accounts and increased balances in existing commercial accounts at year end. Savings and interest-bearing deposit accounts increased $23.6 million from $158.4 million at December 31, 2010 to $182.0 million at December 31, 2011. Time deposits decreased $36.4 million and totaled $349.1 million at December 31, 2011 compared to $385.5 million in 2010. The decrease in time deposits occurred primarily in deposits obtained through the Certificate of Deposit Account Registry Service (“CDARS”).

We use wholesale funding or brokered deposits to supplement traditional customer deposits for liquidity and to maintain our desired interest rate risk position. Together with FHLB borrowings we use brokered deposits to fund the short-term cash needs associated with the LHFS activities discussed under “Loans” as well as other funding needs. Brokered deposits totaled $223.6 million at December 31, 2011, which included $192.3 million in CDARS deposits as compared to $290.6 million at December 31, 2010, which included $234.2 million in CDARS deposits.

We participate in CDARS. Through CDARS our depositors are able to obtain FDIC insurance of up to $50.0 million. The FDIC currently classifies CDARS deposits as brokered deposits, even though the deposits originate from our customers. These deposits are placed at other participating financial institutions to obtain FDIC insurance and we receive a reciprocal amount in return from these financial institutions.

True brokered deposits have declined from $56.4 million at December 31, 2010 to $31.2 million at December 31, 2011. These deposits are not at premium rates and are frequently below retail interest rates. Brokered deposits are viewed by many as being volatile and unstable, however unlike retail certificates of deposit, there are no early withdrawal options on brokered certificates of deposit for any reason other than death of the underlying depositors. Brokered deposits provide funding flexibility and can be renewed at maturity, allowed to roll off or increased or decreased without any impact on core deposit relationships.

We manage the roll over risk of all deposits by maintaining liquid assets in the form of interest-bearing balances at the FRB and FHLB as well as investment securities available-for-sale and loans held for sale. In addition we also maintain lines of credit with the FHLB, FRB, and correspondent banks. At December 31, 2011 there was $284.9 million available under these lines of credit.

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

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2011, 2010, and 2009 are presented below.

	Average Deposits and Average Rates Paid

	Year Ended December 31,
	2011			2010			2009
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-bearing demand deposits	$48,349	$227	0.47%	$30,166	$183	0.61%	$27,224	$278	1.02%
Money market deposit accounts	111,090	628	0.57%	132,761	1,345	1.01%	92,682	1,403	1.51%
Savings accounts	2,853	6	0.21%	3,939	30	0.76%	4,470	60	1.34%
Time deposits	303,009	4,343	1.43%	331,162	6,075	1.83%	316,823	8,827	2.79%
Total interest-bearing deposits	$465,301	$5,204	1.12%	$498,028	$7,633	1.53%	$441,199	$10,568	2.40%
Noninterest-bearing demand deposits	100,149			74,111			78,278
Total deposits	$565,450			$572,139			$519,477

The table below presents the maturity distribution of time deposits at December 31, 2011.

	Certificate of Deposit Maturity Distribution

	Year Ended December 31, 2011
	Three months	Over three	Over
	or less	through twelve months	twelve months	Total
	(In Thousands)
Less than $100,000	$7,210	$27,730	$48,841	$83,781
Greater than or equal to $100,000	103,266	116,364	45,712	265,342
	$110,476	$144,094	$94,553	$349,123

Borrowings

Borrowed funds generally consist of advances from the FHLB, a senior unsecured term note, FHLB long-term borrowings, subordinated debentures (trust preferred), securities sold under agreements to repurchase, U.S. Treasury demand notes, federal funds purchased, and commercial paper. At December 31, 2011 borrowed funds totaled $70.9 million, compared to $123.6 million at December 31, 2010. Short-term borrowings decreased from $80.3 million at December 31, 2010 to $59.9 million at December 31, 2011. The decrease in short-term borrowings was due to discontinuing the issuance of commercial paper and borrowings under the U.S Treasury demand note.

Securities sold under agreements to repurchase represent overnight investment of funds from commercial checking accounts pursuant to sweep agreements which enable our corporate clients to receive interest on their excess funds.

The following table provides a break down of all borrowed funds.

	Borrowed Funds Distribution

	Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB advances	$-	$5,417	$20,178
Securities sold under agreements to repurchase	29,904	41,047	26,804
Commercial paper	-	28,226	16,517
U.S. Treasury demand note	-	5,658	750
FHLB long-term borrowings	4,821	7,036	16,333
Senior unsecured term note	30,000	29,998	29,997
Subordinated debentures	6,186	6,186	6,186
Federal funds purchased	-	-	-
Total at period end	$70,911	$123,568	$116,765

Borrowings:
Average Balances
FHLB advances	$8,458	$11,413	$23,676
Securities sold under agreements to repurchase	36,571	29,202	23,283
Commercial paper	19,035	25,391	16,934
U.S. Treasury demand note	1,646	1,283	706
FHLB long-term borrowings	6,196	9,239	24,026
Senior unsecured term note	30,081	29,998	26,627
Subordinated debentures	6,186	6,186	6,186
Federal funds purchased	41	-	177
Total average balance	$108,214	$112,712	$121,615

Average rate paid on all borrowed funds	1.71%	2.20%	2.80%

	Year Ended December 31,
	2011			2010
	(Dollars In Thousands)
Average rate paid on all borrowed funds	Average Balances	Expense	Yield	Average Balances	Expense	Yield
FHLB advances	$8,458	$42	0.50%	$11,413	$429	3.76%
Securities sold under agreements to repurchase	36,571	67	0.18%	29,202	105	0.36%
Commercial paper	19,035	114	0.60%	25,391	228	0.90%
US Treasury demand note	1,646	-	0.00%	1,283	-	0.00%
FHLB long term borrowings	6,196	219	3.53%	9,239	312	3.38%
Senior unsecured term note	30,081	1,191	3.96%	29,998	1,191	3.97%
Subordinated debentures	6,186	213	3.44%	6,186	216	3.49%
Fed funds purchased	41	-	0.00%	-	-	0.00%
	$108,214	$1,846	1.71%	$112,712	$2,481	2.20%

Maximum balance at any given month end during the periods of analysis is reflected in the following table:

	Year Ended December 31,
	2011		2010		2009
	(Dollars In Thousands)
	Maximum Balance at		Maximum Balance at		Maximum Balance at
	any month-end		any month-end		any month-end
FHLB advances	$40,000	May	$20,179	January	$40,179	November
Securities sold under agreements to repurchase	39,553	April	42,714	October	26,937	January
Commercial paper	32,299	January	38,378	October	28,804	January
US Treasury demand note	4,000	May	5,659	December	884	August
FHLB long term borrowings	7,036	February	11,333	February	36,107	January
Senior unsecured term note	30,000	December	29,998	December	29,997	December
Subordinated debentures	6,186	Decemebr	6,186	December	6,186	December
Fed funds purchased	-	-	-	-	3	July

Shareholders’ Equity

Shareholders’ equity totaled $82.8 million at December 31, 2011, compared to $72.2 million at December 31, 2010. Changes in shareholders’ equity during 2011 include net income of $11.4 million, $347 thousand from proceeds of stock options exercised, other comprehensive gain of $1.9 million, and stock based compensation of $213 thousand less shares repurchased of $1.8 million and cash dividends paid of $1.4 million.

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

The table below presents an analysis of risk-based capital and outlines the regulatory components of capital and risk-based capital ratios.

	Risk Based Capital Analysis

	Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$8,511	$8,664	$8,799
Additional paid in capital	16,716	17,794	18,552
Retained earnings	57,529	47,530	40,376
Subordinated debt (trust preferred debenture)	6,000	6,000	6,000
Less: Disallowed servicing assets and loss on equity security	(112)	(168)	(123)
Total Tier 1 Capital	$88,644	$79,820	$73,604
Subordinated debt not included in Tier 1	-	-	-
Allowance for loan losses	7,788	7,049	6,861

Total Risk Based Capital	$96,432	$86,869	$80,465

Risk weighted assets	$618,746	$560,112	$546,288

Quarterly average assets	$821,995	$834,810	$685,754

Capital Ratios:
Tier 1 risk based capital ratio	14.33%	14.25%	13.47%
Total risk based capital ratio	15.59%	15.51%	14.73%
Leverage ratio	10.78%	9.56%	10.73%

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2011, overnight interest-bearing balances totaled $38.5 million and securities available-for-sale totaled $45.8 million.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2011, the Bank had a line of credit with the FHLB totaling $229.2 million and $4.8 million in term loans outstanding at fixed rates ranging from 2.55% to 4.97% leaving approximately $224.4 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of December 31, 2011, outstanding repurchase agreements totaled $29.9 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at December 31, 2011, these lines amounted to $60.4 million. The Corporation also has $6.2 million in subordinated debentures to support the Corporation’s operations.

The Bank relies on deposits and other short and long-term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider. The Corporation expects its short and long-term sources of liquidity and capital to remain adequate to support expected growth.

Contractual Obligations

The following table summarizes the Corporation’s significant fixed and determinable contractual obligations to make future payments as of December 31, 2011.

	Year Ended December 31, 2011
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
	(In Thousands)
Certificates of deposit	$254,572	$53,926	$40,625	$349,123
FHLB Advances	-	-	-	-
Securities sold under agreements to repurchase	29,904	-	-	29,904
FHLB long-term borrowings	-	2,500	2,321	4,821
Senior unsecured term note	30,000	-	-	30,000
Subordinated debentures	-	-	6,186	6,186
Leases	429	718	526	1,673
Total	$314,905	$57,144	$49,658	$421,707

The Corporation generates sufficient cash flows and has adequate resources to meet its contractual obligations. We anticipate that substantially all of the maturing certificates of deposit will be renewed with the exception of certain brokered deposits that we intentionally will not be renewing. As of February 15, 2012 we have paid off the senior unsecured term note of $30.0 million. Securities sold under agreements to repurchase are likely to remain substantially the same as this item represents funds from over night sweep agreements with our commercial checking customers.

Off Balance Sheet Items

During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2011, these commitments amounted to $17.9 million. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on. At December 31, 2011 the Bank had approximately $127.2 million in unfunded lines and letters of credit.

The Mortgage Division had open forward contracts at December 31, 2011 totaling $76.5 million and $34.0 million at December 31, 2010. See Notes 9 and 10 to the consolidated financial statements.

The Mortgage Division has agreements with a variety of counterparties to whom mortgage loans are sold on a non-recourse basis. As customary in the industry, the agreements require the Mortgage Division to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance.  Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of the Mortgage Division for loans that contain covered deficiencies.  The overall economic conditions, continued high unemployment, and weak values in the housing market has created a heightened risk of loss due to the representations and warranties associated with sold mortgage loans.   The Mortgage Division has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The amount of the provision and adequacy of the reserve is recommended by management and approved by the Board no less than quarterly.  Management estimates the reserve based upon an analysis of historical loss experiences and actual settlements with our counterparties. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve equals or exceeds the estimate of loss. Claims in process are recognized in the period received, actively monitored and subject to validation prior to payment.  Often times, claims are not factually validated and the claim is rescinded.  Once claims are validated and the actual or potential loss is agreed upon with the counterparty, the reserve is charged and a cash payment is made to settle the claim.  The loan performance data of sold loans is not made available to the Mortgage Division by the counterparties, thereby making it impossible to estimate the timing and amount of claims until such time as claims are actually presented. Through careful monitoring and conservative estimates, the balance of the reserve has adequately provided for all claims since established. At December 31, 2011 and 2010 the balance in this reserve totaled approximately $2.6 million and $2.0 million respectively.

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2011. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2011, over a twelve month period an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 4.98%. An immediate 200 basis points increase in interest rates would result in an increase in net interest income by 10.22%. A 100 basis points decrease in interest rates would result in a negative variance in net interest income and is considered unlikely given current interest rate levels. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The Corporation’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Corporation manages its exposure to fluctuations in interest rates through policies established by its Funds Management Committee. The Funds Management Committee meets monthly and has responsibility for formulating and implementing strategies to improve balance sheet positioning and net income and reviewing interest rate sensitivity.

The Mortgage Division is party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed (locked) by both the Mortgage Division and the borrower for specified periods of time. When the borrower locks his or her interest rate, the Mortgage Division effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Mortgage Division must honor the interest rate for the specified time period. The Mortgage Division is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Mortgage Division utilizes either a best efforts sell forward or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Failure to effectively monitor, manage, and hedge the interest rate risk associated with the mandatory commitments subjects the Mortgage Division to potentially significant market risk.

Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the consolidated statement of income under other noninterest income. The Mortgage Division utilizes a third party and its proprietary simulation model to assist in identifying and managing the risk associated with this activity.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Access National Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP

Richmond, Virginia

March 23, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Access National Corporation

Reston, Virginia

We have audited Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Access National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Access National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 23, 2012 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP

Richmond, Virginia

March 23, 2012

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	Year Ended December 31,
	2011	2010
Assets

Cash and due from banks	$5,362	$9,198
Interest-bearing deposits in other banks and federal funds sold	38,547	102,709
Securities available-for-sale, at fair value	45,837	124,307
Securities held-to-maturity, at amortized cost (fair value of $39,978 and $0)	39,987	-
Total investment securities	85,824	124,307

Restricted stock	3,665	4,438
Loans held for sale	95,126	82,244
Loans, net of allowance for loan losses 2011 - $11,738; 2010 - $10,527	557,662	481,002
Premises and equipment, net	8,671	8,934
Accrued interest receivable and other assets	14,901	18,992
Total assets	$809,758	$831,824

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing demand deposits	$113,885	$83,972
Savings and interest-bearing deposits	182,005	158,352
Time deposits	349,123	385,524
Total deposits	645,013	627,848

Short-term borrowings	59,904	80,348
Long-term borrowings	4,821	37,034
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	11,019	8,215
Total liabilities	726,943	759,631

Shareholders' Equity
Common stock, par value, $0.835, authorized 60,000,000 shares, issued and outstanding, 10,192,649 - 2011 and 10,376,169 - 2010	8,511	8,664
Additional paid in capital	16,716	17,794
Retained earnings	57,529	47,530
Accumulated other comprehensive income (loss), net	59	(1,795)
Total shareholders' equity	82,815	72,193
Total liabilities and shareholders' equity	$809,758	$831,824

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

	Year Ended December 31,
	2011	2010	2009
Interest and Dividend Income
Loans	$32,808	$32,691	$34,334
Interest-bearing deposits and federal funds sold	143	210	154
Securities	2,216	2,242	3,038
Total interest and dividend income	35,167	35,143	37,526

Interest Expense
Deposits	5,204	7,633	10,568
Short-term borrowings	1,414	763	1,261
Long-term borrowings	219	1,502	1,901
Subordinated debentures	213	216	238
Total interest expense	7,050	10,114	13,968

Net interest income	28,117	25,029	23,558
Provision for loan losses	1,149	2,816	6,064
Net interest income after provision for loan losses	26,968	22,213	17,494

Noninterest Income
Service fees on deposit accounts	693	666	536
Gain on sale of loans	35,345	32,501	49,262
Mortgage broker fee income	627	1,642	918
Other income	(236)	(149)	6,250
Total noninterest income	36,429	34,660	56,966

Noninterest Expense
Compensation and employee benefits	25,415	22,047	28,122
Occupancy	2,152	2,061	1,726
Furniture and equipment	779	545	771
Other	17,376	20,118	28,352
Total noninterest expense	45,722	44,771	58,971

Income before income taxes	17,675	12,102	15,489

Provision for income taxes	6,287	4,526	5,854
Net Income	$11,388	$7,576	$9,635

Earnings per common share:
Basic	$1.11	$0.72	$0.93
Diluted	$1.10	$0.72	$0.92

Average outstanding shares:
Basic	10,277,801	10,503,383	10,391,348
Diluted	10,344,325	10,525,258	10,432,857

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share and Per Share Data)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2008	$8,551	$17,410	$31,157	$827	$57,945
Comprehensive income:
Net income	-	-	9,635	-	9,635
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $400)	-	-	-	(777)	(777)
Total comprehensive income					8,858
Stock options exercised (184,452 shares)	154	470	-	-	624
Dividend reinvestment plan (146,759 shares)	123	654	-	-	777
Repurchase of common stock under share repurchase program (34,530 shares)	(29)	(144)	-	-	(173)
Cash dividend	-	-	(415)	-	(415)
Stock-based compensation
expense recognized in earnings	-	162	-	-	162

Balance, December 31, 2009	$8,799	$18,552	$40,377	$50	$67,778
Comprehensive income:
Net income	-	-	7,576	-	7,576
Other comprehensive income, unrealized holdings losses arising during the period (net of tax, $951)	-	-	-	(1,845)	(1,845)
Total comprehensive income					5,731
Stock options exercised (15,000 shares)	13	38	-	-	51
Dividend reinvestment plan (74,721 shares)	62	354	-	-	416
Repurchase of common stock under share repurchase program (250,980 shares)	(210)	(1,325)	-	-	(1,535)
Cash dividend	-	-	(423)	-	(423)
Stock-based compensation
expense recognized in earnings	-	175	-	-	175

Balance, December 31, 2010	$8,664	$17,794	$47,530	$(1,795)	$72,193

Comprehensive income:
Net income	-	-	11,388	-	11,388
Other comprehensive income, unrealized holdings gains arising during the period (net of tax, $955)	-	-	-	1,854	1,854
Total comprehensive income					13,242
Stock options exercised (55,975 shares)	46	301	-	-	347
Dividend reinvestment plan (0 shares)	-	-	-	-	-
Repurchase of common stock under share repurchase program (239,495 shares)	(199)	(1,592)	-	-	(1,791)
Cash dividend	-	-	(1,389)	-	(1,389)
Stock-based compensation
expense recognized in earnings	-	213	-	-	213

Balance, December 31, 2011	$8,511	$16,716	$57,529	$59	$82,815

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net income	$11,388	$7,576	$9,635
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for loan losses	1,149	2,816	6,064
Provision for losses on mortgage loans sold	966	3,836	5,050
Writedown of other real estate owned	310	916	1,245
Gain on other real estate owned	(1,325)
Gain on sale of securities	-	(186)	(984)
Deferred tax benefit	(618)	(66)	(1,525)
Stock-based compensation	213	175	162
Valuation allowance on derivatives	341	(114)	(75)
Net amortization (accretion) on securities	(16)	105	72
Depreciation and amortization	448	440	565
Loss on disposal of fixed assets	39	6	2
Changes in assets and liabilities:
Valuation of loans held for sale carried at fair value	(2,878)	771	(1,626)
Originations of loans held for sale	(796,991)	(824,738)	(1,515,880)
Proceed from sale of loans held for sale	786,988	817,955	1,525,586
Decrease (increase) in other assets	1,560	4,060	(8,228)
Increase (decrease) in other liabilities	1,839	(11,113)	2,530
Net cash provided by operating activities	3,413	2,439	22,593
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	106,709	155,718	63,556
Proceeds from sale of securities	-	20,186	15,312
Purchases of securities available for sale	(24,640)	(259,527)	(35,955)
Purchase of securities held to maturity	(39,987)	-	-
Net increase in loans	(81,535)	(11,439)	(5,035)
Proceeds from sale of assets	-	-	23
Proceeds from sales of other real estate owned	6,600	7,394	350
Purchases of premises and equipment	(232)	(602)	(58)
Net cash (used in) provided by investing activities	(33,085)	(88,270)	38,193
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	53,567	33,554	37,940
Net (decrease) increase in time deposits	(36,401)	127,649	(56,696)
(Decrease) increase in securities sold under agreement to repurchase	(11,144)	14,244	(4,584)
Net (decrease) increase in other short-term borrowings	(39,300)	1,856	(34,742)
Net (decrease) increase in long-term borrowings	(2,214)	(9,296)	5,223
Proceeds from issuance of common stock	347	467	1,400
Repurchase of common stock	(1,791)	(1,535)	(173)
Dividends paid	(1,389)	(423)	(415)
Net cash (used in) provided by financing activities	(38,325)	166,516	(52,047)

(Decrease) increase in cash and cash equivalents	(67,997)	80,685	8,739
Cash and Cash Equivalents
Beginning	111,906	31,221	22,482
Ending	$43,909	$111,906	$31,221
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$7,421	$9,854	$13,602
Cash payments for income taxes	$6,831	$4,908	$7,113
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$2,810	$(2,796)	$(1,176)
Loans transferred to other real estate owned	$3,726	$5,058	$2,250

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

The Bank has two active wholly-owned subsidiaries: Access Real Estate LLC, a real estate company, and Access Capital Management Holding, LLC, a holding company for Capital Fiduciary Advisors, L.L.C., Access Investment Services, L.L.C. and Access Insurance Group, L.L.C.

During 2011 the Bank closed the Mortgage Corporation and transferred all mortgage banking activities into the Bank as a separate division, the (“Mortgage Division”). The Mortgage Corporation ceased conducting new business on July 1, 2011 and will be dissolved in 2012.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair values and impairments of financial instruments, the status of contingencies and the valuation of deferred tax assets.

Cash Flow Reporting - For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, federal funds sold and interest-bearing deposits in other banks.

Restrictions on Cash and Cash Equivalents - As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the FRB. At December 31, 2011 and 2010, the amount of daily average required balances were approximately $350 thousand. The Mortgage Division held escrow deposits in conjunction with mortgage loans totaling $551,000 and $469,000 at December 31, 2011 and December 31, 2010, respectively.

Securities - Debt securities that management has both the positive intent and ability to hold to maturity are classified as “held-to-maturity” and are recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in net income as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Restricted Stock

Restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and FRB stock.  These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market.  Restricted stock is carried at cost on the Corporation's financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

Other Than Temporary Impairment of Investment Securities –Securities are evaluated quarterly for potential other than temporary impairment. Management considers the facts of each security including the nature of the security, the amount and duration of the loss, credit quality of the issuer, the expectations for that security’s performance, and Corporation’s intent and ability to hold the security until recovery. Declines in equity securities that are considered to be other than temporary are recorded as a charge to net income in the Consolidated Statements of Income. Declines in debt securities that are considered to be other than temporary are separated into (1) the amount of the total impairment related to credit loss and (2) the amount of the total impairment related to all other factors. The amount of the total other than temporary impairment related to the credit loss is recognized in net income. The amount of the total impairment related to all other factors is recognized in other comprehensive income.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to net income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments - The Mortgage Division enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary market. The Mortgage Division also enters into forward sales agreements for certain funded loans and loan commitments. The Mortgage Division records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a component of other income. Loans originated and intended for sale in the secondary market are carried at fair value. For pipeline loans which are not pre-sold to an investor, the Mortgage Division manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Mortgage Division obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income.

The Mortgage Division has determined these derivative financial instruments do not meet the hedging criteria required by FASB ASC 815 and has not designated these derivative financial instruments as hedges. Accordingly, changes in fair value are recognized currently in income.

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

Real Estate Owned - Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and current market conditions. Gains or losses on sales of real estate owned are recognized upon disposition. Real estate owned is included in other assets. At December 31, 2011 the Corporation did not have any real estate owned. At December 31, 2010 real estate owned totaled $1.9 million.

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

See Note 17 - Fair Value Measurements.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update (ASU No. 2010-06, Fair Value Measurements and Disclosures), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2 measurements, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Corporation adopted this statement on January 1, 2010. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements or results of operations.

In April 2011, the FASB amended existing guidance to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (“TDR”). The guidance does not change previous standards that a restructuring of debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider,” but provides clarification on determining whether a debtor is in financial difficulty and if a concession was granted. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material effect on the Corporation’s consolidated financial statements or results of operations.

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

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income” (Topic 220): This update amended existing guidance relating to presentation of other comprehensive income in a convergence effort with international accounting standards. This guidance eliminates the option to present the components of comprehensive income as a part of the statement of changes in stockholders’ equity and requires a consecutive presentation of net income and other comprehensive income, and a reconciliation of the components of other comprehensive income. Similar to the requirements of existing guidance, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and other comprehensive income are presented. Although portions of this update related to the reclassification of adjustments out of other comprehensive income were deferred indefinitely in December 2011, the amendments in this guidance should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments do not require any transition disclosures. The adoption of this guidance did not have a material effect on the Corporation’s consolidated financial statements or results of operations.

Notes to Consolidated Financial Statements

Note 2. Securities

Amortized costs and fair values of the securities as of December 31, 2011 and 2010 are as follows:

	Year Ended December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$39,402	$152	$(36)	$39,518
Mortgage backed securities	582	38	-	620
Corporate bonds	4,022	-	(61)	3,961
Municipals - taxable	240	2	-	242
CRA Mutual fund	1,500	-	(4)	1,496
	$45,746	$192	$(101)	$45,837

Held-to-maturity:
U.S. Government agencies	$39,987	$80	$(89)	$39,978
	$39,987	$80	$(89)	$39,978

	Year Ended December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$124,388	$62	$(2,738)	$121,712
Mortgage backed securities	670	-	(40)	630
Municipals - taxable	470	2	-	472
CRA Mutual fund	1,500	-	(7)	1,493
	$127,028	$64	$(2,785)	$124,307

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

The amortized cost and estimated fair value of securities as of December 31, 2011 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	Year Ended December 31,2011
		Estimated
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available-for-sale:
US Government Agencies:
Due after one through five years	$5,000	$5,007
Due after five through ten years	14,994	15,037
Due after ten through fifteen years	19,408	19,474
Municipals - taxable:
Due in one year or less	240	242
Corporate bonds:
Due in one year or less	2,032	2,012
Due after one through five years	1,990	1,949
Mortgage backed securities:
Due after fifteen years	582	620
CRA Mutual fund	1,500	1,496
	$45,746	$45,837

Held-to-maturity:
US Government Agencies:
Due after one through five years	$10,000	$9,993
Due after five through ten years	29,987	29,985
	$39,987	$39,978

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $50,088,000 at December 31, 2011 and $60,950,000 at December 31, 2010.

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Investment securities available-for-sale that have an unrealized loss position at December 31, 2011 and December 31, 2010 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
Year Ended December 31, 2011	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

U.S. Government agencies	$4,964	$(36)	$-	$-	$4,964	$(36)
Corporate bonds	3,961	(61)	-	-	3,961	(61)
CRA Mutual fund	1,496	(4)	-	-	1,496	(4)
Total	$10,421	$(101)	$-	$-	$10,421	$(101)

Investment securities held-to-maturity:

U.S. Government agencies	$24,905	$(89)	$-	$-	$24,905	$(89)
	$24,905	$(89)	$-	$-	$24,905	$(89)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
Year Ended December 31, 2010	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$630	$(40)	$-	$-	$630	$(40)
U.S. Government agencies	96,623	(2,738)	-	-	96,623	(2,738)
CRA Mutual fund	1,493	(7)	-	-	1,493	(7)
Total	$98,746	$(2,785)	$-	$-	$98,746	$(2,785)

Management does not believe that any individual unrealized loss as of December 31, 2011 and December 31, 2010 is other than a temporary impairment. These unrealized losses are primarily attributable to changes in interest rates. The Corporation has the ability to hold these securities for a time necessary to recover the amortized cost or until maturity when full repayment would be received.

The amortized costs of the restricted stock as of December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
	(In Thousands)
Restricted Stock:

Federal Reserve Bank stock	$999	$999

FHLB stock	2,666	3,439
	$3,665	$4,438

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses

The composition of net loans is summarized as follows:

	Year Ended December 31,
	2011	2010
	(In Thousands)
Commercial real estate - owner occupied	$171,599	$137,169
Commercial real estate - non-owner occupied	104,976	80,830
Residential real estate	128,485	137,752
Commercial	131,816	94,798
Real estate construction	29,705	38,093
Consumer	2,819	2,887
Total loans	$569,400	$491,529
Less allowance for loan losses	11,738	10,527
Net loans	$557,662	$481,002

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2011	2010
	(In Thousands)
Balance, beginning of year	$10,527	$9,127
Provision charged to operating expense	1,149	2,816
Loan recoveries	1,294	632
Loan charge-offs	(1,232)	(2,048)
Balance, end of year	$11,738	$10,527

The allowance for loan losses totaled approximately $11.7 million at December 31, 2011 compared to $10.5 million at year end 2010. The allowance for loan losses was equivalent to approximately 2.06% of total loans held for investment at December 31, 2011 and 2.14% at December 31, 2010. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

For the remaining loans in each segment, the bank calculates the probability of loss as a group using the risk rating for each of the following loan types: Commercial Real Estate – owner occupied, Commercial Real Estate – non-owner occupied, Residential Real Estate, Commercial, Real Estate Construction, and Consumer. Management calculates the historical loss rate in each group by risk rating using a period of at least three years. This historical loss rate may then be adjusted based on management’s assessment of internal and external environmental factors. This adjustment is meant to account for changes between the historical economic environment and current conditions, and for changes in the ongoing management of the portfolio which affects the loans’ potential loss.

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

The following provides detailed information about the allowance for loan losses as of and for the years ended December 31, 2011 and 2010.

	Allowance for Loan Losses and Recorded Investment in Loans

Year Ended December 31, 2011	Commercial real estate - owner occupied	Commercial real estate - non- owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,134	$2,173	$2,930	$1,509	$758	$23	$10,527
Charge-offs	(344)	-	(596)	(292)			(1,232)
Recoveries	405	234	89	536	30		1,294
Provisions	439	(660)	451	1,268	(365)	16	1,149
Ending balance	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738

Ending balance: individually evaluated for impairment	$672	$70	$537	$644	$-	$-	$1,923
Ending balance: collectively evaluated for impairment	$2,962	$1,677	$2,337	$2,377	$423	$39	$9,815
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$171,599	$104,976	$128,485	$131,816	$29,705	$2,819	$569,400
Ending balance: individually evaluated for impairment	$2,694	$321	$2,249	$1,439	$-	$-	$6,703
Ending balance: collectively evaluated for impairment	$168,905	$104,655	$126,236	$130,377	$29,705	$2,819	$562,697
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Year Ended December 31, 2010	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$2,600	$1,724	$2,651	$1,589	$549	$14	$9,127
Charge-offs	(624)	-	(875)	(501)	(48)	-	(2,048)
Recoveries	20	89	38	385	99	1	632
Provisions	1,138	360	1,116	36	158	8	2,816
Ending balance	$3,134	$2,173	$2,930	$1,509	$758	$23	$10,527

Ending balance: individually evaluated for impairment	$879	$81	$283	$-	$-	$-	$1,243
Ending balance: collectively evaluated for impairment	$2,255	$2,092	$2,647	$1,509	$758	$23	$9,284
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$137,169	$80,830	$137,752	$94,798	$38,093	$2,887	$491,529
Ending balance: individually evaluated for impairment	$6,345	$367	$949	$900	$-	$-	$8,561
Ending balance: collectively evaluated for impairment	$130,824	$80,463	$136,803	$93,898	$38,093	$2,887	$482,968
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at December 31, 2011 or December 31, 2010. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the portfolio, as indicated by risk rating, as of December 31, 2011 and 2010 is shown below.

	Credit Quality Indicators
	Year Ended December 31, 2011
Credit Risk Profile by Regulatory Risk Rating

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10
	(In Thousands)
Pass	$152,495	$111,590	$91,685	$61,512	$122,501	$125,808	$121,717	$87,883	$29,791	$36,343	$2,819	$2,887	$521,008	$426,022
Special mention	8,113	13,116	5,204	12,900	1,811	4,828	6,851	4,827	-	1,585	-	-	21,979	37,256
Substandard	11,531	12,888	8,470	6,726	4,268	7,218	3,695	2,498	-	310	-	-	27,964	29,639
Doubtful	-	143	-	-	-	-	-	-	-	-	-	-	-	143
Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(540)	(567)	(383)	(307)	(95)	(102)	(447)	(410)	(86)	(145)	-	-	$(1,551)	(1,531)
Total	$171,599	$137,169	$104,976	$80,830	$128,485	$137,752	$131,816	$94,798	$29,705	$38,093	$2,819	$2,887	$569,400	$491,529

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

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

Credit Risk Profile Based on Payment Activity

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10
	(In Thousands)
Performing	$168,905	$130,824	$104,655	$80,464	$126,236	$136,803	$130,377	$93,898	$29,705	$38,093	$2,819	$2,887	$562,697	$482,969
Non-performing	2,694	6,345	321	367	2,249	949	1,439	900	-	-	-	-	6,703	8,561
Total	$171,599	$137,169	$104,976	$80,830	$128,485	$137,752	$131,816	$94,798	$29,705	$38,093	$2,819	$2,887	$569,400	$491,529

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. For reporting purposes, however, loans past due 1 to 29 days are excluded. The delinquency status of the loans in the portfolio is shown below as of December 31, 2011 and December 31, 2010. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	Year Ended December 31, 2011
	30-59 Days past due	60-89 Days past due	Greater than 90 days	Total past due	Non-accrual loans	Current loans	Total loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$2,694	$168,905	$171,599
Commercial real estate - non-owner occupied	-	-	-	-	321	104,655	104,976
Residential real estate	154	63	-	217	2,249	126,019	128,485
Commercial	-	54	-	54	1,439	130,323	131,816
Real estate construction	-	-	-	-	-	29,705	29,705
Consumer	-	-	-	-	-	2,819	2,819
Total	$154	$117	$-	$271	$6,703	$562,426	$569,400

	Year Ended December 31, 2010
	30-59 Days past due	60-89 Days past due	Greater than 90 days	Total past due	Non-accrual loans	Current loans	Total loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$1,487	$-	$1,487	$6,345	$129,337	$137,169
Commercial real estate - non-owner occupied	-	-	-	-	367	80,463	80,830
Residential real estate	569	382	333	1,284	949	135,519	137,752
Commercial	-	-	-	-	900	93,898	94,798
Real estate construction	-	-	-	-	-	38,093	38,093
Consumer	-	-	-	-	-	2,887	2,887
Total	$569	$1,869	$333	$2,771	$8,561	$480,197	$491,529

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

The table below shows the results of management’s analysis for the year ended December 31, 2011.

	Impaired Loans
	Year Ended December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-
Residential real estate	183	183	-	183	-
Commercial	258	425	-	232	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$2,694	$3,156	$672	$2,720	$-
Commercial real estate - non-owner occupied	321	422	70	324
Residential real estate	2,066	2,313	537	2,067	-
Commercial	1,181	1,200	644	1,189	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$2,694	$3,156	$672	$2,720	$-
Commercial real estate - non-owner occupied	321	422	70	324	-
Residential real estate	2,249	2,496	537	2,250	-
Commercial	1,439	1,625	644	1,421	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
	$6,703	$7,699	$1,923	$6,715	$-

As of the date presented, all loans classified as impaired were also non-performing, or non-accrual.

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

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

Loans identified as a TDR are placed on non-accrual status. The loans are considered non-performing until sufficient history of timely collection or payment has occurred that allows them to return to performing status.

	Troubled Debt Restructurings
	Year Ended December 31,
	2011			2010
	Number of loans	Outstanding balance	Recorded investment	Number of loans	Outstanding balance	Recorded investment
	(In Thousands)
Performing
Commercial real estate - owner occupied	-	$-	$-	-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	2	159	159	2	200	200
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Non-Performing
Commercial real estate - owner occupied	-	$-	$-	1	$367	$367
Commercial real estate - non-owner occupied	1	321	321	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	3	1,107	1,107	2	591	591
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	6	$1,587	$1,587	5	$1,158	$1,158

Notes to Consolidated Financial Statements

Note 4. Non-performing Assets and Accruing Loans Past Due 90 Days or More

The following table summarizes non-performing assets.

	Non-performing Assets and Accruing Loans Past Due 90 Days or More

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
Non-accrual loans:
Commercial real estate - owner occupied	$2,694	$6,345	$3,631	$22	$-
Commercial real estate - non-owner occupied	321	367	-	-	-
Residential real estate	2,249	949	1,504	-	1,474
Commercial	1,439	900	208	74	187
Real estate construction	-	-	1,689	2,678	-
Consumer	-	-	-	101	-
Total non-accrual loans	6,703	8,561	7,032	2,875	1,661

Other real estate owned ("OREO")	-	1,859	5,111	4,455	1,041

Total non-performing assets	$6,703	$10,420	$12,143	$7,330	$2,702

Restructured loans included above in non-accrual loans	$1,428	$958	$-	$-	$-

Ratio of non-performing assets to:
Total loans plus OREO	1.18%	2.11%	2.47%	1.49%	0.56%

Total assets	0.83%	1.25%	1.82%	1.04%	0.43%

Accruing past due loans:
90 or more days past due	$-	$333	$-	$-	$-

Non-accrual loans amounted to $6,703,000 at December 31, 2011, $8,561,000 at December 31, 2010 and $7,032,000 at December 31, 2009. Had non-accrual loans performed in accordance with their original contract terms, the Corporation would have recognized additional interest income of approximately $426,000, $539,000 and $373,000 for the years ended 2011, 2010, and 2009, respectively.

Note 5. Premises and Equipment

Premises and equipment, net, are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Land	$2,549	$2,549	$2,549
Premises	5,793	5,831	5,765
Leasehold improvements	1,294	1,294	1,182
Furniture and equipment	3,347	3,453	3,125
	12,983	13,127	12,621
Less accumulated depreciation	(4,312)	(4,193)	(3,862)
	$8,671	$8,934	$8,759

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, was $448,000, $440,000, and $565,000, respectively.

Notes to Consolidated Financial Statements

Note 6. Deposits

The composition of deposits is summarized as follows at December 31, 2011 and 2010:

	Year Ended December 31,
	2011		2010
Type of Account	Amount	%	Amount	%
	(Dollars In Thousands)
Interest-bearing demand deposits	$59,798	9.27%	$24,548	3.91%
Money market deposit accounts	118,628	18.39%	107,988	17.20%
Savings accounts	2,624	0.41%	2,979	0.47%
CDARS-Reciprocal time deposits	192,326	29.82%	234,221	37.31%
Brokered deposits	31,228	4.84%	56,356	8.98%
Time deposits	126,524	19.61%	117,784	18.76%
Total interest-bearing deposits	531,128	82.34%	543,876	86.63%
Noninterest-bearing demand deposits	113,885	17.66%	83,972	13.37%
Total deposits	$645,013	100.00%	$627,848	100.00%

The aggregate amount of time deposits with a minimum denomination of $100,000 was $265,342,000 for 2011 and $290,326,000 for 2010.

At December 31, 2011, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2012	$254,570
2013	36,752
2014	17,174
2015	13,551
2016	10,732
Later years	16,344
$349,123

Brokered deposits totaled $223,554,000 and $290,577,000 at December 31, 2011 and 2010, respectively, which includes $192,326,000 and $234,221,000, respectively, in reciprocal CDARS deposits.

Notes to Consolidated Financial Statements

Note 7. Borrowings

Short-term borrowings consisted of the following at December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$29,904	$41,047
Commercial paper arrangements	-	28,226
FHLB borrowings	-	5,417
Federal funds purchased	-	-
US Treasury demand note	-	5,658
Senior unsecured term note	30,000	-
Total	$59,904	$80,348

Weighted interest rate	2.36%	0.95%

Average for the year ended December 31:
Outstanding	$95,832	$67,289
Interest rate	1.48%	1.13%

Maximum month-end outstandings	$141,250	$89,159

Notes to Consolidated Financial Statements

Note 7. Borrowings (continued)

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include short-term advances from the FHLB, which are secured by mortgage-related loans. The carrying value of the loans pledged as collateral for FHLB advances total $158,923,000 at December 31, 2011 and $175,459,000 at December 31, 2010. The Mortgage Division, prior to July 20, 2011, engaged in unsecured commercial paper arrangements payable on demand with commercial customers of the Bank. These transactions are conducted utilizing a sweep agreement of funds from commercial checking accounts into an over night investment in commercial paper. U.S. Treasury demand notes represent tax deposits collected by the U.S. Treasury that are placed at the Bank and included in short-term borrowings. These funds are secured by pledged securities issued by U.S. Government agencies. During 2011 the Bank discontinued participating in the U.S. Treasury Tax and Loan program. Short-term borrowings include a senior unsecured note in the amount of $30,000,000 which matured on February 15, 2012 and was paid off on the maturity date.

Long-term borrowings consisted of the following at December 31, 2011 and 2010.

	Long Term Borrowings
	Year Ended December 31,
	2011	2010
	(In Thousands)
FHLB long-term borrowings	$4,821	$7,036
Senior unsecured term note	-	29,998
Subordinated debenture	6,186	6,186
Total	$11,007	$43,220

At December 31, 2011, the Bank’s fixed-rate long-term debt with the FHLB totaled $4,821,000 and matures through 2015. The interest rate on the fixed-rate notes payable ranges from 2.93% to 4.97%.

The contractual maturities of FHLB long-term debt at December 31, 2011 were as follows:

Amount
(In Thousands)
Due in 2013	$1,250
Due in 2014	1,250
Due in 2015	2,321
Total Due	$4,821

The Bank has remaining lines of credit available with the FHLB which totaled $224.0 million at December 31, 2011.

In 2009 the Bank issued $30.0 million in new senior unsecured debt at 2.74% that matured on February 15, 2012 under the Temporary Liquidity Guarantee program. This debt was paid off on February 15, 2012.

On September 29, 2003, Access National Capital Trust II, a wholly-owned subsidiary of the Corporation which was formed for the purpose of issuing redeemable trust preferred securities, issued $6.2 million of trust preferred securities. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2011 was 3.60%. Interest is payable quarterly. The securities have a mandatory redemption date of September 29, 2034 and are subject to varying call provisions beginning January 7, 2009. The principal asset of the Trust is $6.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the trust preferred securities.

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

Notes to Consolidated Financial Statements

Note 8. Income Taxes

Net deferred tax assets consisted of the following components as of December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$4,149	$3,684
Deferred fees	548	491
Allowance for loan losses on mortgage loans sold	1,131	980
AFS Securities mark to market	-	952
Allowance for off balance sheet losses	116	104
Stock options	140	125
Other	189	250
	$6,273	6,586
Deferred tax liability:
Depreciation	286	265
Securities available for sale	32	-
	318	265
Net deferred tax assets
included in other assets	$5,955	$6,321

The provision for income taxes charged to operations for the years ended December 31, 2011, 2010, and 2009 consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Current tax expense	$6,905	$4,592	$7,379
Deferred tax (benefit)	(618)	(66)	(1,525)
	$6,287	$4,526	$5,854

Notes to Consolidated Financial Statements

Note 8. Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2011, 2010, and 2009 as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Computed "expected" tax expense	$6,185	$4,236	$5,266
Increase (decrease) in income taxes resulting from:
State income taxes	20	182	532
Other	82	108	56
	$6,287	$4,526	$5,854

Note 9. Commitments and Contingent Liabilities

The Corporation is committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2011, 2010, and 2009 totaled $1,309,000, $1,243,000, and $1,015,000, respectively.

The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2012	$429
2013	442
2014	276
2015	183
2016	188
$1,518

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Corporation does not anticipate any material loss as a result of these transactions. See Note 10 for additional information.

Notes to Consolidated Financial Statements

Note 9. Commitments and Contingent Liabilities (continued)

As part of its mortgage banking activities, the Mortgage Division enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Division then either locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs (“Best Efforts”) or commits to deliver the locked loan in a binding (“Mandatory”) delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Mortgage Division determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded.

Since the Mortgage Division’s derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded as a freestanding asset or liability with the change in value being recognized in current net income during the period of change.

At December 31, 2011 and 2010 the Mortgage Division had open forward contracts with a notional value of $76,500,000 and $34,000,000, respectively. At December 31, 2011 and 2010, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was ($586,000) and ($38,000), respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Division does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Division does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Division could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.

Interest rate lock commitments totaled $68,930,000 and $42,768,000 at December 31, 2011 and 2010, respectively, and included $22,395,000 and $7,805,000 that were made on a Best Efforts basis at December 31, 2011 and 2010, respectively. Fair values of these best efforts commitments were $115,000 and $67,000 at December 31, 2011 and 2010, respectively. The remaining hedged interest rate lock commitments totaling $46,535,000 and $34,962,000 at December 31 2011 and 2010 had a fair value of $410,000 and $252,000, respectively.

The Mortgage Division makes representations and warranties that loans sold to investors meet their program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At December 31, 2011 and 2010 the balance in this reserve totaled $2.6 million and $2.0 million, respectively.

Allowance For Losses on Mortgage Loans Sold

	Year Ended December 31,
	2011	2010
	(In Thousands)
Balance at beginning of year	$1,991	$3,332
Provision charged to operating expense	966	3,836
Recoveries	-	68
Charge-offs	(341)	(5,245)
Balance at end of year	$2,616	$1,991

Notes to Consolidated Financial Statements

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $17,900,000 and $36,100,000 in outstanding commitments at December 31, 2011 and 2010, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $123,144,000 and $104,100,000 in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2011 and 2010, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $4,052,000 and $4,476,000 at December 31, 2011 and 2010, respectively.

In addition to the above, the Corporation is subject to risks related to the mortgage origination operations of the Mortgage Division of the Bank. See Note 9 for a discussion of those risks.

Notes to Consolidated Financial Statements

Note 11. Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to the Corporation and which do not present more than the normal risk of collectability or other unfavorable terms. These related parties were indebted to the Corporation for loans totaling $8,085,000 and $11,586,000 at December 31, 2011 and 2010, respectively. During 2011, total principal additions were $1,556,000 and total principal payments and changes in related parties debt were $5,057,000. The aggregate amount of deposits at December 31, 2011 and 2010 from directors and officers was $21,251,000 and $20,498,000 respectively.

Note 12. Stock Option Plan

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

Total compensation cost for share-based payment arrangements recognized in 2011, 2010, and 2009 was $213,000, $175,000, and $162,000, respectively.

Cash received from option exercises under share-based payment arrangements for 2011, 2010, and 2009 was $347,000, $51,000, and $624,000, respectively.

Notes to Consolidated Financial Statements

Note 12. Stock Option Plan (continued)

Changes in the stock options outstanding under the plans for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

	Year Ended December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	418,525	$5.98	439,079	$6.44	589,617	$5.96
Granted	136,100	7.08	105,500	5.98	106,750	4.08
Exercised	(55,975)	6.22	(15,000)	3.45	(184,452)	3.38
Lapsed or canceled	(113,200)	6.99	(111,054)	8.14	(72,836)	6.82

Outstanding at end of year	385,450	$6.04	418,525	$5.98	439,079	$6.44

Options exercisable at end of year	161,750	$5.21	218,825	$6.81	256,404	$7.43

Options outstanding at year end 2011 were as follows:

Options Outstanding				Options Exercisable
		Weighted-			Weighted-
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Price	Outstanding	Life (in yrs)	Price	Exercisable	Life (in yrs)	Price

$3.46-6.94	344,450	1.31	$5.80	161,750	0.40	$5.21
$6.95-7.54	6,000	2.98	7.35	-	-	-
$7.55-9.58	35,000	4.57	8.13	-	-	-
	385,450	1.63	$6.04	161,750	0.40	$5.21

The fair value of stock options granted was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

	2011	2010	2009

Expected life of options granted	3.10 Years	2.66 Years	2.60 Years
Risk-free interest rate	0.91%	1.38%	1.09%
Expected volatility of stock	48%	48%	47%
Annual expected dividend yield	1%	1%	1%
Fair value of granted options	$337,091	$218,982	$185,025

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $78,380, $38,174, and $425,597, respectively. The weighted average grant date fair value of options granted during the years were $2.48, $2.08, and $1.73 for 2011, 2010, and 2009, respectively.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of December 31, 2011 was $273,872. The cost is expected to be recognized over a weighted average period of 2.08 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2011 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institutions’ category.

Notes to Consolidated Financial Statements

Note 13. Capital Requirements (continued)

The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2011, 2010 and 2009 are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
December 31, 2011
Total Capital
(to Risk-Weighted Assets)
Corporation	$96,432	15.59%	$49,500	8.00%	$61,875	10.00%
Bank	$91,388	14.80%	$49,409	8.00%	$61,762	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$88,644	14.33%	$24,750	4.00%	$37,125	6.00%
Bank	$83,614	13.54%	$24,705	4.00%	$37,057	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$88,644	10.78%	$32,880	4.00%	$41,100	5.00%
Bank	$83,614	10.19%	$32,833	4.00%	$41,042	5.00%
December 31, 2010
Total Capital
(to Risk-Weighted Assets)
Corporation	$86,869	15.51%	$44,809	8.00%	$56,011	10.00%
Bank	$83,479	14.94%	$44,700	8.00%	$55,875	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$79,820	14.25%	$22,404	4.00%	$33,607	6.00%
Bank	$76,447	13.68%	$22,350	4.00%	$33,525	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$79,820	9.56%	$33,392	4.00%	$41,741	5.00%
Bank	$76,447	9.17%	$33,351	4.00%	$41,689	5.00%
December 31, 2009
Total Capital
(to Risk-Weighted Assets)
Corporation	$80,465	14.73%	$43,703	8.00%	$54,629	10.00%
Bank	$73,252	13.43%	$43,644	8.00%	$54,555	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$73,604	13.47%	$21,852	4.00%	$32,777	6.00%
Bank	$66,400	12.17%	$21,822	4.00%	$32,733	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$73,604	10.73%	$27,430	4.00%	$34,288	5.00%

Note 14. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Year Ended December 31,
	2011			2010			2009
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except for Share and Per Share Data)
Earnings per share
Basic	$11,388	10,278	$1.11	$7,576	10,503	$0.72	$9,635	10,391	$0.93
Effect of dilutive securities:
Stock options and warrants	-	66	-	-	22	-	-	42	-
Diluted	-	-	1.10	-	-	0.72	-	-	0.92
Diluted earnings per share	$11,388	10,344	$1.10	$7,576	10,525	$0.72	$9,635	10,433	$0.92

Note 15. Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan (the “401(k) Plan”), which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $439,000, $393,000, and $371,000 were charged to expense under the 401(k) Plan for 2011, 2010, and 2009, respectively.

Notes to Consolidated Financial Statements

Note 16. Other Expenses

The Corporation had the following other expenses for the years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
		(In Thous ands )

Management fees	$3,616	$3,239	$7,152
Advertising and promotional expense	2,625	2,762	5,552
Provision for LHFS	966	3,836	5,050
Investor fees	898	833	1,567
Other operating expenses	728	155	142
Business and franchise tax	616	453	447
Loan and collection	605	572	443
Legal fees	574	153	63
FDIC insurance	535	678	1,203
Consulting fees	528	436	346
OREO Expenses	523	2,335	1,497
Data processing	496	502	497
Accounting and auditing service	428	588	563
Credit report/aus expenses	288	356	516
CDARS Fee expense	244	366	80
Director Fees	228	192	267
Stock option expense	213	175	162
Telephone	211	223	276
Office supplies-stationary print	194	173	204
Regulatory examinations	188	172	166
Publication and subscription	179	64	50
Verification Fees	174	179	79
Loan Reserve Expense	148	(64)	136
Postage	145	223	147
Other settlement fees	122	128	163
Appraisal Fees	112	172	96
Early payoff/default fees	99	64	61
Other Furniture and Equipment	96	47	63
FRB and Bank Analysis Charges	79	85	81
Other	1,518	1,021	1,283
	$17,376	$20,118	$28,352

Note 17. Fair Value Measurements

Effective January 1, 2008, the Corporation adopted FASB ASC 820-10 and FASB ASC 825-10. FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Transfers between levels of the fair value hierarchy are recognized on the actual dates of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and or quarterly valuation process. The standard describes three levels of inputs that may be used to measure fair values:

Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Notes to Consolidated Financial Statements

Note 17. Fair Value Measurements (continued)

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

Note 17. Fair Value Measurements (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option, are summarized below:

	Fair Value Measurement
	at December 31, 2011 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$39,518	$-	$39,518	$-
Mortgage backed	620	-	620	-
Corporate bonds	3,961	-	3,961	-
Taxable municipals	242	-	242	-
CRA Mutual fund	1,496	-	1,496	-
Total available-for-sale investment securities	45,837	-	45,837	-

Residential loans held for sale	95,126	-	95,126	-
Derivative assets	1,256	-	-	1,256
Total Financial Assets-Recurring	$142,219	$-	$140,963	$1,256

Financial Liabilities-Recurring
Derivative liabilities	$1,317	$-	$-	$1,317
Total Financial Liabilities-Recurring	$1,317	$-	$-	$1,317

Financial Assets-Non-Recurring
Impaired loans (1)	$6,703	$-	$-	$6,703
Other real estate owned (2)	-	-	-	-
Total Financial Assets-Non-Recurring	$6,703	$-	$-	$6,703

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents appraised value and realtor comparables less estimated selling expenses.

	Fair Value Measurement
	at December 31, 2010 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$121,712	$-	$121,712	$-
Mortgage backed	630	-	630	-
Corporate bonds	-	-	-	-
Taxable municipals	472	-	472.00	-
CRA Mutual fund	1,493	-	1,493.00	-
Total available-for-sale investment securities	124,307	-	124,307	-

Residential loans held for sale	82,244	-	82,244	-
Derivative assets	459	-	-	459
Total Financial Assets-Recurring	$207,010	$-	$206,551	$459

Financial Liabilities-Recurring
Derivative liabilities	$179	$-	$-	$179
Total Financial Liabilities-Recurring	$179	$-	$-	$179

Financial Assets-Non-Recurring
Impaired loans (1)	$8,561	$-	$-	$8,561
Other real estate owned (2)	1,859	-	1,859	-
Total Financial Assets-Non-Recurring	$10,420	$-	$1,859	$8,561

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents appraised value and realtor comparables less estimated selling expenses.

Notes to Consolidated Financial Statements

Note 17. Fair Value Measurements (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the twelve month period ended December 31, 2011 and 2010.

Net Derivatives
(In Thousands)
Balance January 1, 2011	$280
Realized and unrealized gains included in earnings	(341)
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2011	$(61)

Net Derivatives
(In Thousands)
Balance January 1, 2010	$166
Realized and unrealized gains included in earnings	114
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2010	$280

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

Note 17. Fair Value Measurements (continued)

The following tables reflect the difference between the fair value carrying amount of residential mortgage loans held for sale, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

	Year Ended December 31, 2011
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$95,126	$4,145	$90,981

	Year Ended December 31, 2010
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$82,244	$1,266	$80,978

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

Note 17. Fair Value Measurements (continued)

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

At December 31, 2011 and 2010, the majority of off-balance-sheet items is variable rate instruments or converts to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

	Year Ended December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:	(In Thousands)
Cash and short-term investments	$43,909	$43,909	$111,907	$111,907
Securities available-for-sale	45,837	45,837	124,307	124,307
Securities held-to-maturity	39,987	39,978	-	-
Restricted stock	3,665	3,665	4,438	4,438
Loans, net of allowance	652,788	635,808	563,246	575,413
Derivatives	1,256	1,256	459	459
Total financial assets	$787,442	$770,453	$804,357	$816,524

Financial liabilities:
Deposits	$645,013	$641,983	$627,848	$626,606
Short-term borrowings	59,904	60,190	80,348	81,513
Long-term borrowings	4,821	4,937	37,034	37,155
Subordinated debentures	6,186	6,242	6,186	6,242
Derivatives	1,317	1,317	179	179
Total financial liabilities	$717,241	$714,669	$751,595	$751,695

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

Note 18. Segment Reporting

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

Revenues from Access Capital Management Holding, LLC are immaterial to the financial statement and are included in other.

Notes to Consolidated Financial Statement

Note 18. Segment Reporting (continued)

The following table presents segment information for the years ended December 31, 2011, 2010, and 2009.

	Commercial	Mortgage			Consolidated
2011	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$34,520	$2,176	$8	$(1,537)	$35,167
Gain on sale of loans	286	36,285	-	(1,226)	35,345
Other	4,054	(4,194)	1,708	(484)	1,084
Total operating income	38,860	34,267	1,716	(3,247)	71,596

Expenses:
Interest expense	6,726	1,229	635	(1,540)	7,050
Salaries and employee benefits	9,826	14,682	907	-	25,415
Other	8,336	11,998	2,829	(1,707)	21,456
Total operating expenses	24,888	27,909	4,371	(3,247)	53,921

Income before income taxes	$13,972	$6,358	$(2,655)	$-	$17,675

Total assets	$711,008	$99,485	$10,236	$(10,971)	$809,758

Capital expenditures	$150	$68	$14	$-	$232

	Commercial	Mortgage			Consolidated
2010	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$33,919	$2,982	$28	$(1,786)	$35,143
Gain on sale of loans	408	32,093	-	-	32,501
Other	3,614	(925)	1,153	(1,683)	2,159
Total operating income	37,941	34,150	1,181	(3,469)	69,803

Expenses:
Interest expense	9,671	1,582	648	(1,787)	10,114
Salaries and employee benefits	8,298	13,461	288	-	22,047
Other	11,212	14,124	1,886	(1,682)	25,540
Total operating expenses	29,181	29,167	2,822	(3,469)	57,701

Income before income taxes	$8,760	$4,983	$(1,641)	$-	$12,102

Total assets	$788,902	$87,822	$9,725	$(54,625)	$831,824

Capital expenditures	$191	$326	$85	$-	$602

	Commercial	Mortgage			Consolidated
2009	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$35,886	$3,361	$44	$(1,765)	$37,526
Gain on sale of loans	659	48,603	-	-	49,262
Other	3,031	5,150	1,180	(1,657)	7,704
Total operating income	39,576	57,114	1,224	(3,422)	94,492

Expenses:
Interest expense	13,565	1,488	682	(1,767)	13,968
Salaries and employee benefits	8,040	20,082	-	-	28,122
Other	13,746	22,965	1,857	(1,655)	36,913
Total operating expenses	35,351	44,535	2,539	(3,422)	79,003

Income before income taxes	$4,225	$12,579	$(1,315)	$-	$15,489

Total assets	$627,766	$79,557	$9,138	$(49,582)	$666,879

Capital expenditures	$10	$32	$16	$-	$58

Notes to Consolidated Financial Statements

Note 19. Parent Corporation Only Statements

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Balance Sheets

	Year Ended December 31,
	2011	2010
	(In Thousands)
Assets
Cash	$3,443	$10
Other investments	-	2,374
Investment in subsidiaries	83,970	75,006
Other assets	1,924	1,624
Total assets	$89,337	$79,014

Liabilities
Subordinated debentures	$6,186	$6,186
Other liabilities	336	635
Total liabilities	6,522	6,821

Shareholders' Equity
Common stock	8,511	8,664
Additional paid in capital	16,716	17,794
Retained earnings	57,529	47,530
Accumulated other comprehensive income	59	(1,795)
Total shareholders' equity	82,815	72,193
Total liabilities and shareholders' equity	$89,337	$79,014

Notes to Consolidated Financial Statements

Note 19. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Income

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Income
Dividends from subsidiaries	$5,361	$1,800	$2,467
Interest	8	28	44
Other	45	-	24
	5,414	1,828	2,535
Expenses
Interest expense on subordinated debentures	213	216	238
Other expenses	1,501	1,163	1,185
Total expenses	1,714	1,379	1,423
Income before income taxes and undistributed income of subsidiaries	3,700	449	1,112
Income tax (benefit)	(578)	(536)	(466)

Income before undistributed income of subsidiaries	4,278	985	1,578
Undistributed income of subsidiaries	7,110	6,591	8,057
Net income	$11,388	$7,576	$9,635

Notes to Consolidated Financial Statements

Note 19. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net income	$11,388	$7,576	$9,635
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(7,110)	(6,591)	(8,057)
(Increase) decrease in other assets	(300)	(868)	172
(Decrease) increase in other liabilities	(299)	353	(33)
Stock-based compensation	213	175	162
Net cash provided by operating activities	3,892	645	1,879

Cash Flows from Investing Activities
Increase in investment in subsidiaries	-	(3,500)	-
Decrease (increase) in other investments	2,374	4,165	(2,512)
Net cash provided by (used in) investing activities	2,374	665	(2,512)

Cash Flows from Financing Activities
Repurchase of common stock	(1,791)	(1,535)	(173)
Net proceeds from issuance of common stock	347	469	1,400
Dividends paid	(1,389)	(423)	(415)
Net cash (used in) provided by financing activities	(2,833)	(1,489)	812

Increase (decrease) in cash and cash equivalents	3,433	(179)	179

Cash and Cash Equivalents
Beginning	10	189	10

Ending	$3,443	$10	$189

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

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

With the supervision and participation of its Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission and based on this assessment has concluded the Corporation’s internal control over financial reporting is effective as of that date.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

Item 10 – Directors, Executive Officers And Corporate governance

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors,” “Certain Relationships and Related Transactions” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2012 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

The Corporation has adopted a Code of Ethics (the “Code”) that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. This Code is posted on the Corporation’s Internet website at http://www.accessnationalbank.com under “Investor Relations – Governance Documents.” The Corporation will provide a copy of the Code to any person without charge upon written request to Access National Corporation, c/o Investor Relations, 1800 Robert Fulton Drive, Suite 300, Reston, Virginia 20191. The Corporation intends to provide any required disclosure of any amendment to or waiver of the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, at http://www.accessnationalbank.com under “Investor Relations – Governance Documents” promptly following the amendment or waiver. The Corporation may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference in this report and should not be considered part of this or any other report that the Corporation files with or furnishes to the SEC.

Item 11 – Executive Compensation

The information contained under the caption “Executive Compensation” in the 2012 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The information contained under the captions “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2012 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13 – Certain Relationships and Related Transactions, and Director independence

The information regarding certain relationships between the Corporation and its directors and officers is contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” in the 2012 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2012 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

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
Certain instruments relating to long-term debt as to which the total amount of securities authorized there under does not exceed 10% of Access National Corporation’s total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
10.3+	Employment Agreement between Access National Bank and Charles Wimer (incorporated by reference to Exhibit 10.3 to Form 10-KSB filed March 31, 2003)
10.4+	Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 31, 2005)
10.4.1+	Amendment #1 to Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 15, 2007)
10.5*+	Annual Compensation of Non-Employee Directors
10.6*+	Base Salaries for Named Executive Officers
10.7+	Access National Bank 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-KSB filed March 31, 2003)
10.7.1+	Form of Incentive Stock Option Agreement for Employee under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.1 to Form 8-K filed January 31, 2007)
10.7.2+	Form of Incentive Stock Option for Employee-Director under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.2 to Form 8-K filed January 31, 2007)
10.7.3+	Form of Non-Qualified Stock Option Agreement for Director under 1999 Stock Option Plan (incorporated by reference to Exhibit 10.5.3 to Form 8-K filed January 31, 2007)
10.8	Lease agreement between Access National Bank and William and Blanca Spencer (incorporated by reference to Exhibit 10.6 to Form 10-KSB filed March 31, 2003)
10.9	Lease agreement between Access National Mortgage Corporation and WJG, LLC (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed March 31, 2003)
10.10	Access National Corporation 2009 Stock Option Plan, effective May 19, 2009 (incorporated by reference to Appendix A to the definitive proxy statement filed April 15, 2009)
10.10.1	Form of Stock Option Agreement for Employee under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.1 to Form 8-K filed July 6, 2009)

21*	Subsidiaries of Access National Corporation
23*	Consent of BDO USA, LLP
24*	Power of Attorney (included on the signature page of this report)
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
100*	The following materials from Access National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* filed herewith

+ indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation
(Registrant)

Date:	March 23, 2012	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer

Date:	March 23, 2012	By:	/s/ Charles Wimer
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

Signature	Title	Date

/s/ Michael W. Clarke
Michael W. Clarke	President, Chief Executive Officer & Director (Principal Executive Officer)	March 23, 2012
/s/ John W. Edgemond IV
John W. Edgemond IV	Director	March 23, 2012

/s/ Martin S. Friedman
Martin S. Friedman	Director	March 23, 2012

/s/ James L. Jadlos
James L. Jadlos	Chairman & Director	March 23, 2012

/s/ Thomas M. Kody
Thomas M. Kody	Director	March 23, 2012

/s/ Robert C. Shoemaker
Robert C. Shoemaker	Director	March 23, 2012

/s/ Charles Wimer
Charles Wimer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2012

