Form 10-Q
period 2012-03-31
ACCESS NATIONAL CORP
filed 2012-05-14
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of May 10, 2012 was 10,232,961 shares.

Table of Contents

ACCESS NATIONAL CORPORATION

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets, March 31, 2012 and December 31, 2011 (Audited)	Page 2
	Consolidated Statements of Income, three months ended March 31, 2012 and 2011	Page 3
	Consolidated Statements of Comprehensive Income, three months ended March 31, 2012 and 2011	Page 4
	Consolidated Statements of Changes in Shareholders' Equity, three months ended March 31, 2012 and 2011	Page 5
	Consolidated Statements of Cash Flows, three months ended March 31, 2012 and 2011	Page 6
	Notes to Consolidated Financial Statements (Unaudited)	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 40
Item 4.	Controls and Procedures	Page 41

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 42
Item1A.	Risk Factors	Page 42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 43
Item 3.	Defaults Upon Senior Securities	Page 43
Item 4.	Mine Safety Disclosures	Page 43
Item 5.	Other Information	Page 43
Item 6.	Exhibits	Page 43
	Signatures	Page 44

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share and Per Share Data)

	March 31,	December 31,
ASSETS	2012	2011
	(Unaudited)
Cash and due from banks	$6,769	$5,362
Interest-bearing deposits in other banks and federal funds sold	30,009	38,547
Securities:
Securities available-for-sale, at fair value	38,209	45,837
Securities held-to-maturity, at amortized cost (fair value of $64,802 and $39,978)	64,950	39,987
Total investment securities	103,159	85,824
Restricted stock	3,665	3,665
Loans held for sale, at fair value	75,552	95,126
Loans	573,315	569,400
Allowance for loan losses	(11,941)	(11,738)
Net loans	561,374	557,662
Premises and equipment	8,584	8,671
Accrued interest receivable	4,787	6,071
Other assets	10,856	8,830
Total assets	$804,755	$809,758

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$136,895	$113,885
Savings and interest-bearing deposits	193,396	182,005
Time deposits	336,934	349,123
Total deposits	667,225	645,013
Other liabilities
Short-term borrowings	32,343	59,904
Long-term borrowings	3,268	4,821
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	10,126	11,019
Total liabilities	$719,148	$726,943

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,228,761 shares at March 31, 2012 and 10,192,649 shares at
December 31, 2011	$8,541	$8,511
Additional paid in capital	16,613	16,716
Retained earnings	60,434	57,529
Accumulated other comprehensive income, net	19	59
Total shareholders' equity	85,607	82,815
Total liabilities and shareholders' equity	$804,755	$809,758

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest and Dividend Income
Interest and fees on loans	$8,671	$7,882
Interest on deposits in other banks	31	55
Interest and dividends on securities	649	633
Total interest and dividend income	9,351	8,570

Interest Expense
Interest on deposits	1,273	1,511
Interest on short-term borrowings	112	377
Interest on long-term borrowings	41	62
Interest on subordinated debentures	57	53
Total interest expense	1,483	2,003

Net interest income	7,868	6,567
Provision for loan losses	718	223
Net interest income after provision for loan losses	7,150	6,344

Noninterest Income
Service fees on deposit accounts	177	173
Gain on sale of loans	10,944	5,516
Mortgage broker fee income	7	336
Other income	973	(186)
Total noninterest income	12,101	5,839

Noninterest Expense
Salaries and employee benefits	8,335	5,393
Occupancy and equipment	651	665
Other operating expenses	4,778	2,573
Total noninterest expense	13,764	8,631

Income before income taxes	5,487	3,552

Income tax expense	2,050	1,265
NET INCOME	$3,437	$2,287

Earnings per common share:
Basic	$0.34	$0.22
Diluted	$0.33	$0.22

Average outstanding shares:
Basic	10,200,656	10,359,386
Diluted	10,312,845	10,404,677

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$3,437	$2,287

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding (losses) gains arising during period	(61)	717
Tax effect	21	(243)
Net of tax amount	(40)	474

Comprehensive income	$3,397	$2,761

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share Data)
(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2011	$8,511	$16,716	$57,529	$59	$82,815
Net income	-	-	3,437	-	3,437
Other comprehensive income	-	-	-	(40)	(40)
Stock option exercises (110,412 shares)	92	539	-	-	631
Repurchased under share repurchase program
(74,300 shares)	(62)	(708)	-	-	(770)
Cash dividend	-	-	(532)	-	(532)
Stock-based compensation expense recognized in earnings	-	66	-	-	66

Balance, March 31, 2012	$8,541	$16,613	$60,434	$19	$85,607

Balance, December 31, 2010	$8,664	$17,794	$47,530	$(1,795)	$72,193
Net income	-	-	2,287	-	2,287
Other comprehensive income	-	-	-	474	474
Stock option exercises (0 shares)	-	-	-	-	-
Repurchased under share repurchase program (45,661 shares)	(38)	(282)	-	-	(320)
Cash dividend	-	-	(222)	-	(222)
Stock-based compensation expense recognized in earnings	-	60	-	-	60
Balance, March 31, 2011	$8,626	$17,572	$49,595	$(1,321)	$74,472

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$3,437	$2,287
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for loan losses	718	223
Provision for losses on mortgage loans sold	258	126
Provision for off balance sheet losses	10	-
Deferred tax benefit	(179)	(4)
Stock-based compensation	66	60
Valuation allowance on derivatives	(542)	(43)
(Accretion) amortization of discount/premiums on securities	(35)	12
Depreciation and amortization	105	115
Changes in assets and liabilities:
Decrease (increase) in valuation of loans held for sale carried at fair value	1,454	(109)
Decrease in loans held for sale	18,120	48,664
Decrease in other assets	38	2,326
Decrease in other liabilities	(1,206)	(1,494)
Net cash provided by operating activities	22,244	52,163
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available-for-sale	24,743	5,030
Purchases of securities available-for-sale	(17,141)	(5,000)
Proceeds from maturities and calls of securities held-to-maturity	10,000	-
Purchases of securities held-to-maturity	(34,962)	-
Net increase in loans	(4,430)	(5,968)
Purchases of premises and equipment	(12)	(52)
Net cash used in investing activities	(21,802)	(5,990)
Cash Flows from Financing Activities
Net increase (decrease) in demand, interest-bearing demand and savings deposits	34,400	(6,242)
Net decrease in time deposits	(12,188)	(125,447)
Net increase (decrease) in securities sold under agreement to repurchase	1,440	(4,160)
Net (decrease) increase in other short-term borrowings	(30,250)	20,866
Net decrease in long-term borrowings	(304)	(554)
Proceeds from issuance of common stock	631	-
Repurchase of common stock	(770)	(320)
Dividends paid	(532)	(222)
Net cash used in financing activities	(7,573)	(116,079)

Decrease in cash and cash equivalents	(7,131)	(69,906)
Cash and Cash Equivalents
Beginning	43,909	111,907
Ending	$36,778	$42,001
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,734	$2,278
Cash payments for income taxes	$1,955	$655
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available-for-sale	$(61)	$717

See accompanying notes to consolidated financial statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation has two wholly-owned subsidiaries, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association, and Access National Capital Trust II, which was formed for the purpose of issuing redeemable capital securities. The Bank has three active subsidiaries, Access Real Estate LLC (“Access Real Estate”), ACME Real Estate LLC (“ACME”), and Access Capital Management Holding LLC (“ACM”).

Prior to the third quarter of 2011, Access National Mortgage Corporation (the “Mortgage Corporation”) operated as a wholly owned subsidiary of the Bank. As a result of changes mandated by the implementation of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the activities of the Mortgage Corporation were transitioned into an operating division of the Bank and the Mortgage Corporation became inactive beginning July 1, 2011.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2011, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first three months of 2012, the Corporation granted 103,350 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first three months of 2012 and 2011 was $66 thousand and $60 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of March 31, 2012 was $500,444. The cost is expected to be recognized over a weighted average period of 3.03 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the three months ended March 31, 2012 and March 31, 2011 is presented as follows:

Three Months Ended
March 31, 2012

Expected life of options granted, in years	4.84
Risk-free interest rate	0.39%
Expected volatility of stock	43%
Annual expected dividend yield	2%

Fair Value of Granted Options	$315,691
Non-Vested Options	324,400

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	385,450	$6.04	1.63	$1,064,115
Granted	103,350	9.24	4.84	-
Exercised	(110,412)	5.72	0.11	513,695
Lapsed or Canceled	(4,357)	$6.92	2.65	$-

Outstanding at March 31, 2012	374,031	$7.01	2.71	$1,302,175

Exercisable at March 31, 2012	49,631	$4.11	0.31	$316,782

Three Months Ended
March 31, 2011

Expected life of options granted, in years	3.32
Risk-free interest rate	1.19%
Expected volatility of stock	49%
Annual expected dividend yield	1%

Fair value of granted options	$225,698
Non-vested options	286,200

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	418,525	$5.98	1.34	$290,583
Granted	95,100	6.68	3.32	-
Exercised	-	-	-	-
Lapsed or canceled	(84,100)	$7.35	0.21	$-

Outstanding at March 31, 2011	429,525	$5.87	1.79	$530,978

Exercisable at March 31, 2011	143,325	$6.43	0.66	$96,611

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at March 31, 2012 and December 31, 2011. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of cumulative other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$19,987	$38	$(93)	$19,932
Mortgage backed securities	10,420	65	-	10,485
Municipals - taxable	240	-	-	240
Corporate bonds	6,033	70	(45)	6,058
CRA mutual fund	1,500	-	(6)	1,494
	$38,180	$173	$(144)	$38,209

Held-to-maturity:
U.S. Government agencies	$64,950	$123	$(271)	$64,802
	$64,950	$123	$(271)	$64,802

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$39,402	$152	$(36)	$39,518
Mortgage backed securities	582	38	-	620
Municipals - taxable	240	2	-	242
Corporate bonds	4,022	-	(61)	3,961
CRA mutual fund	1,500	-	(4)	1,496
	$45,746	$192	$(101)	$45,837

Held-to-maturity:
U.S. Government agencies	$39,987	$80	$(89)	$39,978
	$39,987	$80	$(89)	$39,978

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of March 31, 2012 and December 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	March 31, 2012		December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies:
Due after one through five years	$5,000	$5,004	$5,000	$5,007
Due after five through ten years	5,000	5,016	14,994	15,037
Due after ten through fifteen years	9,987	9,912	19,408	19,474
Municipals - taxable:
Due in one year or less	240	240	240	242
Mortgage backed securities:
Due after five through ten years	4,585	4,605	-	-
Due after ten through fifteen years	5,280	5,282	-	-
Due after fifteen years	555	598	582	620
Corporate bonds:
Due in one year or less	2,019	2,033	2,032	2,012
Due after one through five years	4,014	4,025	1,990	1,949
CRA Mutual Fund	1,500	1,494	1,500	1,496
	$38,180	$38,209	$45,746	$45,837

Held-to-maturity:
U.S. Government agencies:
Due in one year or less
Due after one through five years	34,987	34,845	10,000	9,993
Due after five through ten years	14,993	15,051	29,987	29,985
Due after ten through fifteen years	14,970	14,906	-	-
	$64,950	$64,802	$39,987	$39,978

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $45.5 million at March 31, 2012 and $50.1 million at December 31, 2011.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at March 31, 2012 and December 31, 2011 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
March 31, 2012	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment securities available-for-sale:	(In Thousands)

U.S. Government agencies	$4,899	$(93)	$-	$-	$4,899	$(93)
Corporate bonds	1,947	(45)	-	-	1,947	(45)
CRA Mutual fund	1,494	(6)	-	-	1,494	(6)
Total	$8,340	$(144)	$-	$-	$8,340	$(144)

Investment securities held-to-maturity:

U.S. Government agencies	$34,717	$(271)	$-	$-	$34,717	$(271)
	$34,717	$(271)	$-	$-	$34,717	$(271)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
December 31, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment securities available-for-sale	(In Thousands)

U.S. Government agencies	$4,964	$(36)	$-	$-	$4,964	$(36)
Corporate bonds	3,961	(61)	-	-	3,961	(61)
CRA Mutual fund	1,496	(4)	-	-	1,496	(4)
Total	$10,421	$(101)	$-	$-	$10,421	$(101)

Investment securities held-to-maturity:

U.S. Government agencies	$24,905	$(89)	$-	$-	$24,905	$(89)
	$24,905	$(89)	$-	$-	$24,905	$(89)

The Corporation evaluates securities for other than temporary impairment (“OTTI”) on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Consideration is given to various factors in determining whether the Corporation anticipates a recovery in fair value such as: the length of time and extent to which the fair value has been less than cost, and the financial condition and underlying credit quality of the issuer. When analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, the sector or industry trends affecting the issuer, and whether any recent downgrades by bond rating agencies have occurred.

U.S. Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. On March 31, 2012, seven held-to-maturity securities and one available-for-sale security had total unrealized losses of $363,788. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. As the securities are obligations of government agencies, it is the Corporation’s intent to hold these securities until a market price recovery or maturity, and it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Corporate bonds

The Corporation’s unrealized losses on corporate obligations were caused by interest rate fluctuations. At March 31, 2012, one security had an unrealized loss of $44,547. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At March 31, 2012, the sole mutual fund security had an unrealized loss of $5,721. Based on the past performance of the fund, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock. The amortized costs of the restricted stock as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Restricted Stock:	(In Thousands)

Federal Reserve Bank stock	$999	$999

FHLB stock	2,666	2,666
	$3,665	$3,665

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(Dollars In Thousands)	Amount	Percentage of Total	Amount	Percentage of Total

Commercial real estate-owner occupied	$170,207	29.69%	$171,599	30.14%
Commercial real estate - non-owner occupied	106,177	18.52	104,976	18.44
Residential real estate	128,509	22.42	128,485	22.56
Commercial	138,285	24.12	131,816	23.15
Real estate construction	26,816	4.68	29,705	5.22
Consumer	3,321	0.57	2,819	0.49
Total loans	$573,315	100.00%	$569,400	100.00%
Less allowance for loan losses	11,941		11,738
Net Loans	$561,374		$557,662

Unearned income and net deferred loan fees and costs totaled $1.6 million at March 31, 2012 and December 31, 2011. Loans pledged to secure borrowings at the FHLB totaled $90.9 million and $83.5 million at March 31, 2012 and December 31, 2011, respectively.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Allowance for Loan Losses

The allowance for loan losses totaled $11.9 million at March 31, 2012 compared to $11.7 million at year end December 31, 2011. The allowance for loan losses was equivalent to 2.08% of total loans held for investment at March 31, 2012 and 2.06% at December 31, 2011. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

For the remaining loans in each segment, the Bank calculates the probability of loss as a group using the risk rating for each of the following loan types: Commercial Real Estate - Owner Occupied, Commercial Real Estate - Non-Owner Occupied, Residential Real Estate, Commercial, Real Estate Construction, and Consumer. Management calculates the historical loss rate in each group by risk rating using a period of at least five years. This historical loss rate may then be adjusted based on management’s assessment of internal and external environmental factors. While management may consider other factors, the analysis generally includes factors such as unemployment, office vacancy rates, and any concentrations that exist within the portfolio. This adjustment is meant to account for changes between the historical economic environment and current conditions and for changes in the ongoing management of the portfolio which affects the loans’ potential losses.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses and Recorded Investment in Loans

For the Quarter Ended March 31, 2012	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance for credit losses:	(In Thousands)
Beginning Balance	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738
Charge-offs	(202)	-	(464)	(283)	-	(35)	(984)
Recoveries	-	33	211	225	-	-	469
Provisions	112	447	31	(78)	141	65	718
Ending balance	$3,544	$2,227	$2,652	$2,885	$564	$69	$11,941

Ending balance: individually evaluated for impairment	$563	$45	$644	$471	$-	$-	$1,723
Ending balance: collectively evaluated for impairment	$2,981	$2,182	$2,008	$2,414	$564	$69	$10,218
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$170,207	$106,177	$128,509	$138,285	$26,816	$3,321	$573,315
Ending balance: individually evaluated for impairment	$1,714	$317	$2,089	$1,230	$-	$-	$5,350
Ending balance: collectively evaluated for impairment	$168,493	$105,860	$126,420	$137,055	$26,816	$3,321	$567,965
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

For the Year Ended December 31, 2011	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance for credit losses:	(In Thousands)
Beginning Balance	$3,134	$2,173	$2,930	$1,509	$758	$23	$10,527
Charge-offs	(344)	-	(596)	(292)	-	-	(1,232)
Recoveries	405	234	89	536	30	-	1,294
Provisions	439	(660)	451	1,268	(365)	16	1,149
Ending balance	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738

Ending balance: individually evaluated for impairment	$672	$70	$537	$644	$-	$-	$1,923
Ending balance: collectively evaluated for impairment	$2,962	$1,677	$2,337	$2,377	$423	$39	$9,815
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$171,599	$104,976	$128,485	$131,816	$29,705	$2,819	$569,400
Ending balance: individually evaluated for impairment	$2,694	$321	$2,249	$1,439	$-	$-	$6,703
Ending balance: collectively evaluated for impairment	$168,905	$104,655	$126,236	$130,377	$29,705	$2,819	$562,697
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Identifying and Classifying Portfolio Risks by Risk Rating

At origination, loans are categorized into risk categories based upon original underwriting. Subsequent to origination, management evaluates the collectability of all loans in the portfolio and assigns a proprietary risk rating. Ratings range from the highest to lowest quality based on factors including measurements of ability to pay, collateral type and value, borrower stability, management experience, and credit enhancements. These ratings are consistent with the bank regulatory rating system.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

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

Loss - Assets classified loss are considered uncollectible and their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, and a partial recovery may be effected in the future.

The Bank did not have any loans classified as loss at March 31, 2012 or December 31, 2011. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of March 31, 2012 and December 31, 2011 is shown below.

Credit Quality Indicators

Credit Risk Profile by Regulatory Risk Rating

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	3/31/12	12/31/11	3/31/12	12/31/11	3/31/12	12/31/11	3/31/12	12/31/11	3/31/12	12/31/11	3/31/12	12/31/11	3/31/12	12/31/11
	(In Thousands)
Pass	$152,992	$152,495	$96,575	$91,685	$123,288	$122,501	$122,137	$121,717	$26,872	$29,791	$3,320	$2,819	$525,184	$521,008
Special mention	11,242	8,113	1,448	5,204	1,799	1,811	14,796	6,851	-	-	-	-	29,285	21,979
Substandard	6,529	11,531	8,496	8,470	3,523	4,268	1,848	3,695	-	-	-	-	20,396	27,964
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(556)	(540)	(342)	(383)	(101)	(95)	(496)	(447)	(56)	(86)	1	-	$(1,550)	(1,551)
Total	$170,207	$171,599	$106,177	$104,976	$128,509	$128,485	$138,285	$131,816	$26,816	$29,705	$3,321	$2,819	$573,315	$569,400

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

 Credit Risk Profile Based on Payment Activity

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	3/31/12	12/31/11	3/31/12	12/31/11	3/31/12	12/31/11	3/31/12	12/31/11	3/31/12	12/31/11	3/31/12	12/31/11	3/31/12	12/31/11
	(In Thousands)
Performing	$168,493	$168,905	$105,860	$104,655	$126,420	$126,236	$137,055	$130,377	$26,816	$29,705	$3,321	$2,819	$567,965	$562,697
Non-performing	1,714	2,694	317	321	2,089	2,249	1,230	1,439	-	-	-	-	5,350	6,703
Total	$170,207	$171,599	$106,177	$104,976	$128,509	$128,485	$138,285	$131,816	$26,816	$29,705	$3,321	$2,819	$573,315	$569,400

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of March 31, 2012 and December 31, 2011. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	March 31, 2012
	30-59 Days past due	60-89 Days past due	Greater than 90 days	Total past due	Non-accrual loans	Current loans	Total loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$1,714	$168,493	$170,207
Commercial real estate - non-owner occupied	-	-	-	-	317	105,860	106,177
Residential real estate	-	-	-	-	2,089	126,420	128,509
Commercial	-	-	-	-	1,230	137,055	138,285
Real estate construction	-	-	-	-	-	26,816	26,816
Consumer	-	-	-	-	-	3,321	3,321
Total	$-	$-	$-	$-	$5,350	$567,965	$573,315

	December 31, 2011
	30-59 Days past due	60-89 Days past due	Greater than 90 days	Total past due	Non-accrual loans	Current loans	Total loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$2,694	$168,905	$171,599
Commercial real estate - non-owner occupied	-	-	-	-	321	104,655	104,976
Residential real estate	154	63	-	217	2,249	126,019	128,485
Commercial	-	54	-	54	1,439	130,323	131,816
Real estate construction	-	-	-	-	-	29,705	29,705
Consumer	-	-	-	-	-	2,819	2,819
Total	$154	$117	$-	$271	$6,703	$562,426	$569,400

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

Once identified as TDRs, a loan is considered to be impaired, and an impairment analysis is performed for the loan individually, rather than under a general loss allowance based on the loan type and risk rating. Any resulting shortfall is charged-off.

Normally, loans identified as TDRs would be placed on non-accrual status. The loans are considered non-performing until sufficient history of timely collection or payment has occurred that allows them to return to performing status, generally 6 months.

No loans were modified in connection with a troubled debt restructuring during the first quarter of 2012 or 2011.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below displays the balances of all loans classified as TDRs at the dates presented.

Troubled Debt Restructurings
	March 31, 2012			December 31, 2011
	Number of loans	Outstanding balance	Recorded investment	Number of loans	Outstanding balance	Recorded investment
(In Thousands)
Performing
Commercial real estate - owner occupied	-	$-	$-	-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	2	148	148	2	159	159
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Non-performing
Commercial real estate - owner occupied	-	$-	$-	-	$-	$-
Commercial real estate - non-owner occupied	1	317	317	1	321	321
Residential real estate	-	-	-	-	-	-
Commercial	2	1,058	1,058	3	1,107	1,107
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	5	$1,523	$1,523	6	$1,587	$1,587

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below shows the results of management’s analysis of impaired loans as of March 31, 2012 and December 31, 2011.

	Impaired Loans

	March 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific related allowance recorded:	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-
Residential real estate	-	-	-	-	-
Commercial	268	325	-	275	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$1,714	$2,159	$563	$1,817	$-
Commercial real estate - non-owner occupied	317	422	45	317	-
Residential real estate	2,089	2,338	644	2,091	-
Commercial	962	1,383	471	994	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$1,714	$2,159	$563	$1,817	$-
Commercial real estate - non-owner occupied	317	422	45	317	-
Residential real estate	2,089	2,338	644	2,091	-
Commercial	1,230	1,708	471	1,269	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
	$5,350	$6,627	$1,723	$5,494	$-

	Impaired Loans

	December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific related allowance recorded:	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-
Residential real estate	183	183	-	183	-
Commercial	258	425	-	232	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$2,694	$3,156	$672	$2,720	$-
Commercial real estate - non-owner occupied	321	422	70	324	-
Residential real estate	2,066	2,313	537	2,067	-
Commercial	1,181	1,200	644	1,189	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$2,694	$3,156	$672	$2,720	$-
Commercial real estate - non-owner occupied	321	422	70	324	-
Residential real estate	2,249	2,496	537	2,250	-
Commercial	1,439	1,625	644	1,421	-
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
	$6,703	$7,699	$1,923	$6,715	$-

NOTE 5 – SEGMENT REPORTING

The Corporation has two reportable segments: traditional commercial banking and mortgage banking. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income.

The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the prime rate. These transactions are eliminated in the consolidation process.

The “Other” column in the following table includes the operations of the Corporation, Access Real Estate, and ACM. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to interest on subordinated debentures. The primary source of income for Access Real Estate is derived from rents received from the Bank. ACM’s primary source of income is derived from fees related to its wealth management services.

The following table presents segment information for the three months ended March 31, 2012 and 2011:

	Commercial	Mortgage			Consolidated
March 31, 2012	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$9,089	$850	$2	$(590)	$9,351
Gain on sale of loans	-	12,359	-	(1,415)	10,944
Other revenues	619	(939)	525	952	1,157
Total revenues	9,708	12,270	527	(1,053)	21,452

Expenses:
Interest expense	1,428	485	160	(590)	1,483
Salaries and employee benefits	2,835	5,204	296	-	8,335
Other expenses	2,205	3,749	656	(463)	6,147
Total operating expenses	6,468	9,438	1,112	(1,053)	15,965

Income (loss) before income taxes	$3,240	$2,832	$(585)	$-	$5,487

Total assets	$725,361	$80,123	$10,063	$(10,792)	$804,755

	Commercial	Mortgage			Consolidated
March 31, 2011	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,437	$349	$3	$(219)	$8,570
Gain on sale of loans	286	5,230	-	-	5,516
Other revenues	671	(206)	288	(430)	323
Total revenues	9,394	5,373	291	(649)	14,409

Expenses:
Interest expense	1,902	163	157	(219)	2,003
Salaries and employee benefits	2,391	2,874	128	-	5,393
Other expenses	1,753	1,625	513	(430)	3,461
Total operating expenses	6,046	4,662	798	(649)	10,857

Income (loss) before income taxes	$3,348	$711	$(507)	$-	$3,552

Total assets	$690,338	$37,105	$9,504	$(19,749)	$717,198

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2012 and 2011, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$3,437	$2,287

Weighted average shares outstanding	10,200,656	10,359,386

Basic earnings per share	$0.34	$0.22

DILUTED EARNINGS PER SHARE:
Net income	$3,437	$2,287
Weighted average shares outstanding	10,200,656	10,359,386
Dilutive stock options	112,189	45,291
Weighted average diluted shares outstanding	10,312,845	10,404,677

Diluted earnings per share	$0.33	$0.22

NOTE 7 - DERIVATIVES

As part of its mortgage banking activities, the Bank enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of mortgage backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Bank determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.

Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Bank does not expect any counterparty to any MBS to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that, if the Bank does not close the loans subject to interest rate risk lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Bank could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations.

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

NOTE 7 – DERIVATIVES (continued)

At March 31, 2012 and December 31, 2011, the Bank had derivative financial instruments with a notional value of $178.0 million and $145.0 million, respectively. The fair value of these derivative instruments at March 31, 2012 and December 31, 2011 was $481 thousand and $(61) thousand, respectively, and was included in other assets and other liabilities, respectively.

Included in other noninterest income for the three months ended March 31, 2012 and March 31, 2011 was a net gain of $542 thousand and a net gain of $43 thousand, respectively, relating to derivative instruments.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The Corporation adopted ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. The increased provisions of ASU 2011-04 did not have a material effect on the Corporation’s financial condition and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (ASU 2011-05). The Corporation adopted ASU 2011-05, which revises the way in which comprehensive income is presented in the financial statements, in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-05 give companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 did not have a material effect on the Corporation’s financial condition and results of operations.

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

NOTE 9 - FAIR VALUE (continued)

The Corporation used the following methods to determine the fair value of each type of financial instrument:

Securities: Fair values for securities available-for-sale are obtained from an independent pricing service. The prices are not adjusted. The independent pricing service uses industry-standard models to price U.S. Government agency obligations and mortgage backed securities that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating.

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

Derivative financial instruments: Derivative instruments are used to hedge residential mortgage loans held for sale and the related interest-rate lock commitments and include forward commitments to sell mortgage loans and mortgage-backed securities as further described in Note 7. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for interest rate lock commitments (Level 3).

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

NOTE 9 - FAIR VALUE (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of March 31, 2012 and December 31, 2011, are summarized below:

	Fair Value Measurement
	at March 31, 2012 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring	(In Thousands)
Available-for-sale investment securities
US Government agency	$19,932	$-	$19,932	$-
Mortgage backed	10,485	-	10,485	-
Corporate bonds	6,058	-	6,058	-
Taxable municipals	240	-	240	-
CRA Mutual fund	1,494	-	1,494	-
Total available-for-sale investment securities	38,209	-	38,209	-

Residential loans held for sale	75,552	-	75,552	-
Derivative assets	1,110	-	-	1,110
Total Financial Assets-Recurring	$114,871	$-	$113,761	$1,110

Financial Liabilities-Recurring
Derivative liabilities	$629	$-	$-	$629
Total Financial Liabilities-Recurring	$629	$-	$-	$629

Financial Assets-Non-Recurring
Impaired loans (1)	$5,350	$-	$-	$5,350
Total Financial Assets-Non-Recurring	$5,350	$-	$-	$5,350

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

NOTE 9 - FAIR VALUE (continued)

	Fair Value Measurement
	at December 31, 2011 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring	(In Thousands)
Available-for-sale investment securities
US Government agency	$39,518	$-	$39,518	$-
Mortgage backed	620	-	620	-
Corporate bonds	3,961	-	3,961	-
Taxable municipals	242	-	242	-
CRA Mutual fund	1,496	-	1,496	-
Total available-for-sale investment securities	45,837	-	45,837	-

Residential loans held for sale	95,126	-	95,126	-
Derivative assets	1,256	-	-	1,256
Total Financial Assets-Recurring	$142,219	$-	$140,963	$1,256

Financial Liabilities-Recurring
Derivative liabilities	$1,317	$-	$-	$1,317
Total Financial Liabilities-Recurring	$1,317	$-	$-	$1,317

Financial Assets-Non-Recurring
Impaired loans (1)	$6,703	$-	$-	$6,703
Total Financial Assets-Non-Recurring	$6,703	$-	$-	$6,703

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the three month periods ended March 31, 2012 and 2011.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Balance, beginning of period	$(61)	$280
Realized and unrealized gains (losses) included in earnings	542	43
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$481	$323

NOTE 9 - FAIR VALUE (continued)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at March 31, 2012:

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$1,110	Market pricing (3)	Estimated pullthrough	75% - 90%
Derivative liabilities	$629	Market pricing (3)	Estimated pullthrough	75% - 90%
Financial Assets - Non-recurring
Impaired loans - Real estate secured	$4,120	Appraisal of collateral (1)	Liquidation expenses (2)	20% - 30%
Impaired loans - Non-real estate secured	$1,230	Cash flow basis	Liquidation expenses (2)	10% - 20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented as a percent of the volume.

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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at March 31, 2012, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$75,552	$2,690	$72,862

The Corporation has elected to account for residential loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.

NOTE 9 - FAIR VALUE (continued)

The following methods and assumptions not previously presented were used in estimating the fair value of financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis:

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value. As such they are classified as Level 1 for noninterest bearing deposits and Level 2 for interest bearing deposits due from banks or federal funds sold.

Restricted Stock

It is not practical to determine the fair value of restricted stock due to the restrictions placed on its transferability.

Loans, Net of Allowance

For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics resulting in a Level 3 classification. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities resulting in a Level 3 classification.

Accrued Interest

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification depending upon the level of the asset or liability, with which, the accrual is associated.

Deposits and Borrowings

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date resulting in a Level 1 classification. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities also resulting in a Level 1 classification. The fair value of all other deposits and borrowings is determined using the discounted cash flow method thereby resulting in a Level 2 classification. The discount rate was equal to the rate currently offered on similar products.

Subordinated debentures

Due to the pooled nature of these instruments, which are not actively traded, estimated fair value is based on broker prices from recent similar sales resulting in a Level 2 classification.

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

At March 31, 2012 and December 31, 2011, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

NOTE 9 - FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:	(In Thousands)
Cash and short-term
investments	$36,778	$36,778	$43,909	$43,909
Securities available for sale	38,209	38,209	45,837	45,837
Securities held-to-maturity	64,950	64,802	39,987	39,978
Restricted stock	3,665	3,665	3,665	3,665
Loans held for sale	75,552	75,552	95,126	95,126
Loans, net of allowance	561,374	580,264	557,662	540,682
Accrued interest receivable	4,787	4,787	6,071	6,071
Derivatives	1,110	1,110	1,256	1,256
Total financial assets	$786,425	$805,167	$793,513	$776,524

Financial liabilities:
Deposits	$667,225	$641,485	$645,013	$641,983
Short-term borrowings	32,343	32,370	59,904	60,190
Long-term borrowings	3,268	3,378	4,821	4,937
Subordinated debentures	6,186	6,243	6,186	6,242
Derivatives	629	629	1,317	1,317
Total financial liabilities	$709,651	$684,105	$717,241	$714,669

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $23.3 million and $17.9 million in outstanding commitments at March 31, 2012 and December 31, 2011, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $135.0 million and $123.1 million in unfunded lines of credit whose contract amounts represent credit risk at March 31, 2012 and December 31, 2011, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $8.6 million and $4.1 million at March 31, 2012 and December 31, 2011, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At March 31, 2012 and December 31, 2011 the balance in this account totaled $337 thousand and $327 thousand, respectively.

The mortgage division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The mortgage division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At March 31, 2012, December 31, 2011, and March 31, 2011the balance in this reserve totaled $2.9 million, $2.6 million, and $2.1 million, respectively.

The following table shows the changes to the Allowance for Losses on Mortgage Loans Sold.

	Three Months ended March 31,		Year ended December 31, 2011
	2012	2011
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$2,616	$1,991	$1,991
Provision charged to operating expense	258	126	966
Charge-offs	-	(4)	(341)
Allowance for losses on mortgage loans sold - end of period	$2,874	$2,113	$2,616

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; continued challenging economic conditions or deterioration in general business and economic conditions and in the financial markets; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act, the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”); branch expansion plans; interest rates; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and commercial and residential real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A – Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) FASB ASC 450-10, which requires that losses be accrued when they are probable of occurring and can be estimated, and (ii) FASB ASC 310-10, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management’s evaluation of the risk inherent in the loan portfolio, and changes in the nature and volume of loan activity. Such evaluation considers, among other factors, the estimated market value of the underlying collateral and current economic conditions. For further information about our practices with respect to allowance for loan losses, please see Note 4 to the consolidated financial statements.

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At March 31, 2012 there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to net income is recognized. At March 31, 2012 there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At March 31, 2012, the Corporation’s assets totaled $804.8 million, compared to $809.8 million at December 31, 2011, a decrease of $5.0 million. The decrease in assets is attributable mainly to a decrease in loans held for sale of $19.6 million which was offset by an increase in investment securities of $17.3 million. Another primary cause of the decline in assets was the payoff of a $30.0 million senior unsecured note issued under the Temporary Liquidity Guarantee Program, which was substantially offset by an increase in deposits of $22.2 million. Notwithstanding these changes, our core commercial bank continues to grow at a steady pace. Loans held for investment totaled $573.3 million at March 31, 2012 compared to $569.4 million at year end 2011, an increase of $3.9 million. The increase in loans is attributable to a $6.5 million increase in commercial loans that was partially offset by a $2.9 million decrease in real estate construction loans. At March 31, 2012, loans secured by real estate collateral comprised 75.3% of our total loan portfolio, with loans secured by commercial real estate contributing 48.2% of our total loan portfolio, loans secured by residential real estate contributing 22.4% and real estate construction loans contributing 4.7%. Loans held for sale totaled $75.6 million at March 31, 2012, compared to $95.1 million at December 31, 2011. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $667.2 million at March 31, 2012, compared to $645.0 million at December 31, 2011. Noninterest-bearing deposits increased $23.0 million from December 31, 2011 to March 31, 2012, which was the primary contributor for the increase in deposit accounts.

Net income for the first quarter of 2012 totaled $3.4 million compared to $2.3 million for the same period in 2011. Earnings per diluted share were $0.33 for the first quarter of 2012, compared to $0.22 per diluted share in the same period of 2011. The increase in earnings is primarily due to a $520 thousand decrease in interest expense, due to the low rate environment and favorable changes in deposit mix, and a $789 thousand increase in interest and fee income on loans.

Non-performing assets (“NPA”) totaled $5.4 million, or 0.66%, of total assets at March 31, 2012, down from $6.7 million, or 0.83%, of total assets at December 31, 2011. NPA are comprised solely of non-accrual loans at March 31, 2012.

We believe the economic recovery is continuing to strengthen and the labor market is improving. The unemployment rate for Fairfax County, Virginia at the end of March 2012 was 4.1% compared to 5.6% for the state of Virginia and 8.2% for the nation. The median sales price of new single family homes that sold through February 2012 was $1,075,900, an increase of 22.5% compared to the 2011 median of $878,000. The volume of homes in the United States entering the foreclosure process is down more than 30% from a year ago while reported foreclosures in Fairfax County were down 15.8% for the same period. The Federal Open Market Committee announced at the March 2012 meeting that the target rate for federal funds will remain at 0 to 25 basis points, with expectation that economic conditions will warrant this range through at least 2014. The historically low interest rate environment continues to impact yields of variable loans and the securities portfolio. Despite the low rate environment, the Corporation’s net interest margin increased from the first quarter of 2011 to the first quarter of 2012.

We are continuing to focus on credit quality and we believe that we are well positioned for expanding our core commercial banking business and strategic initiatives as the economy cycles into recovery.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, taxable municipal securities, corporate bonds, and a CRA mutual fund. The portfolio does not have any non-agency mortgage backed securities or trust preferred securities.

At March 31, 2012 the fair value of the securities portfolio totaled $103.0 million, compared to $85.8 million at December 31, 2011. Included in the fair value totals are held-to-maturity securities with an amortized cost of $65.0 million and $40.0 million at March 31, 2012 and December 31, 2011, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

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

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $573.3 million at March 31, 2012 compared to $569.4 million at December 31, 2011, an increase of $3.9 million. Owner occupied commercial real estate loans decreased $1.4 million, non-owner occupied commercial real estate loans increased $1.2 million, residential real estate loans saw minimal increase and real estate construction loans decreased $2.9 million. Additionally, commercial loans increased $6.5 million and consumer loans increased $502 thousand. The overall increase in loans reflects a continued improvement in loan demand by local businesses, as seen through the increase in commercial segments of the loan portfolio, and is principally due to improvement in economic conditions in Northern Virginia. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at March 31, 2012.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $170.2, million representing 29.69% of the loan portfolio at March 31, 2012. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $106.2 million and representing 18.52% of the loan portfolio at March 31, 2012. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the third largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $128.5 million and comprised 22.42% of the loan portfolio as of March 31, 2012. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of March 31, 2012: home equity lines of credit, 18.3%; first trust mortgage loans, 69.0%; and junior trust loans, 12.7%.

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

Loans (continued)

Commercial Loans: Commercial Loans represented the second largest segment of the loan portfolio, totaling $138.3 million and representing 24.12% of the loan portfolio as of March 31, 2012. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $26.8 million and represented 4.68% of the loan portfolio as of March 31, 2012. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which was the smallest segment of the loan portfolio, totaled $3.3 million and represented 0.57% of the loan portfolio as of March 31, 2012. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the mortgage division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At March 31, 2012, LHFS at fair value totaled $75.6 million compared to $95.1 million at December 31, 2011.

The LHFS loans are closed by the Bank and held on average fifteen to thirty days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration. During the first quarter of 2012 we originated $256.9 million of loans processed in this manner, compared to $278.1 million in the fourth quarter of 2011 and $122.2 million for the first quarter of 2011. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender. The Bank is paid a fee for procuring and packaging brokered loans. We have historically brokered loans that do not conform to the products offered by the Bank. As of April 1, 2011 we began a phase out of brokering loans as a result of new disclosure and compensation regulations. This phase out is evidenced when comparing the first three months of 2012 to the same period for 2011. Brokered loans accounted for 0.16%, or $424 thousand, of the total loan volume for the first three months of 2012 compared to 12.3%, or $17.2 million, for the same period of 2011. The change pertaining to brokered loans has not had a material impact on our business.

Allowance for Loan Losses

The allowance for loan losses totaled $11.9 million at March 31, 2012 compared to $11.7 million at December 31, 2011. The allowance for loan losses was equivalent to 2.08% of total loans held for investment at March 31, 2012 compared to 2.06% at December 31, 2011. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At March 31, 2012 and December 31, 2011, the Bank had non-performing assets totaling $5.4 million and $6.7 million, respectively. Non-performing assets consist of non-accrual and restructured loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Non-accrual loans :	(In Thousands)
Commercial real estate - owner occupied	$1,714	$2,694
Commercial real estate - non-owner occupied	317	321
Residential real estate	2,089	2,249
Commercial	1,230	1,439
Total non-accrual loans	$5,350	$6,703

Restructured loans included above in non-accrual loans	$1,375	$1,428

Ratio of non-performing assets to:
Total loans plus OREO	0.93%	1.18%
Total Assets	0.66%	0.83%

At March 31, 2012 and December 31, 2011 the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At March 31, 2012, deposits totaled $667.2 million compared to $645.0 million on December 31, 2011, an increase of $22.2 million. Savings and interest-bearing deposits increased $11.4 million from December 31, 2011 and totaled $193.4 million at March 31, 2012 as compared to $182.0 million at December 31, 2011. Time deposits decreased $12.2 million from $349.1 million at December 31, 2011 to $336.9 million at March 31, 2012. Noninterest-bearing deposits increased $23.0 million from $113.9 million at December 31, 2011 to $136.9 million at March 31, 2012. The growth in noninterest-bearing accounts is attributable to new accounts opened during the first quarter of 2012 and balance fluctuations of existing commercial accounts. The overall increase in deposits allowed the Corporation to decrease its borrowings which, coupled with other factors, contributed to the increase in net interest margin.

Shareholders’ Equity

Shareholders’ equity totaled $85.6 million at March 31, 2012 compared to $82.8 million at December 31, 2011. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

Shareholders’ Equity (continued)

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

Risk Based Capital Analysis

	March 31,	December 31,
	2012	2011
	(In Thousands)
Tier 1 Capital:
Common stock	$8,541	$8,511
Capital surplus	16,613	16,716
Retained earnings	60,434	57,529
Less: Net unrealized loss on equity securities	(4)	(2)
Subordinated debentures	6,000	6,000
Less: Dissallowed servicing assets	(99)	(110)
Total Tier 1 capital	91,485	88,644

Allowance for loan losses	8,210	7,788
	8,210	7,788

Total risk based capital	$99,695	$96,432

Risk weighted assets	$652,704	$618,746

Quarterly average assets	$827,179	$821,995
Capital Ratios:			Regulatory Minimum
Tier 1 risk based capital ratio	14.02%	14.33%	4.00%
Total risk based capital ratio	15.27%	15.59%	8.00%
Leverage ratio	11.06%	10.78%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2012 totaled $3.4 million or $0.33 diluted earnings per share. This compares with $2.3 million or $0.22 diluted earnings per share for the same quarter in 2011. The increase in net income for the three months ended March 31, 2012 as compared to the same period in 2011 is attributable to the increase in core earnings from the banking segment as well as increased earnings from the mortgage banking segment.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $7.9 million for the three months ended March 31, 2012 compared to $6.6 million for the same period in 2011. The increase in net interest income is primarily due to lower funding costs and changes in the composition of earning assets. The annualized yield on earning assets remained stable at 4.65% for the quarter ended March 31, 2012 when compared to 4.64% for the quarter ended March 31, 2011. The stability in the annualized yield on earning assets is primarily attributable to a $73.4 million increase in average loans held for investment, which more than offset a decrease in the rate earned by the loan portfolio from 6.09% for the quarter ended March 31, 2011 to 5.50% for the same period in 2012. The cost of interest-bearing deposits and borrowings decreased from 1.33% for the quarter ended March 31, 2011 to 0.97% for the quarter ended March 31, 2012. Net interest margin was 3.91% for the quarter ended March 31, 2012 compared to 3.55% for the same period in 2011.

Volume and Rate Analysis

The following table presents the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2012 compared to 2011
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Securities	$16	$(152)	$168
Loans held for sale	501	544	(43)
Loans	288	1,053	(765)
Interest-bearing deposits	(24)	(19)	(5)
Total increase (decrease) in interest income	781	1,426	(645)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	24	34	(10)
Money market deposit accounts	(48)	9	(57)
Savings accounts	-	-	-
Time deposits	(214)	96	(310)
Total interest-bearing deposits	(238)	139	(377)
FHLB Advances	(11)	(11)	-
Securities sold under agreements to repurchase	(8)	(3)	(5)
Other short-term borrowings	(49)	(25)	(24)
Long-term borrowings	(21)	(20)	(1)
Senior unsecured term note	(197)	(123)	(74)
Subordinated debentures	4	-	4
Total decrease in interest expense	(520)	(43)	(477)

Increase (decrease) in net interest income	$1,301	$1,469	$(168)

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Month Period Ended
	March 31, 2012			March 31, 2011
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities, at amortized cost(1)	$106,487	$649	2.44%	$135,281	$633	1.87%
Loans held for sale	79,575	850	4.27%	29,021	349	4.81%
Loans(2)	568,351	7,821	5.50%	494,920	7,533	6.09%
Interest-bearing balances and federal funds sold	50,471	31	0.25%	80,250	55	0.27%
Total interest earning assets	804,884	9,351	4.65%	739,472	8,570	4.64%
Non-interest earning assets:
Cash and due from banks	8,966			12,180
Premises, land, and equipment	8,641			8,927
Other assets	16,754			13,798
Less: allowance for loan losses	(11,807)			(10,597)
Total non-interest earning assets	22,554			24,308
Total Assets	$827,438			$763,780

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$62,243	$51	0.33%	$23,425	$27	0.46%
Money market deposit accounts	130,362	146	0.45%	124,176	194	0.62%
Savings accounts	2,557	1	0.16%	2,905	1	0.14%
Time deposits	362,867	1,075	1.19%	336,279	1,289	1.53%
Total interest-bearing deposits	558,029	1,273	0.91%	486,785	1,511	1.24%
Borrowings:
FHLB Advances	1,203	4	1.33%	4,523	15	1.33%
Securities sold under agreements to repurchase and federal fund purchased	28,426	10	0.14%	36,064	18	0.20%
Other short-term borrowings	-	-	0.00%	32,115	49	0.61%
FHLB long-term borrowings	4,750	41	3.45%	7,018	62	3.53%
Senior unsecured term note	14,505	98	2.70%	29,999	295	3.93%
Subordinated Debentures	6,186	57	3.69%	6,186	53	3.43%
Total borrowings	55,070	210	1.53%	115,905	492	1.70%
Total interest-bearing liabilities	613,099	1,483	0.97%	602,690	2,003	1.33%
Noninterest-bearing liabilities:
Demand deposits	112,298			80,181
Other liabilities	16,240			7,921
Total liabilities	741,637			690,792
Shareholders' Equity	85,801			72,988
Total Liabilities and Shareholders' Equity:	$827,438			$763,780

Interest spread(3)			3.68%			3.31%

Net interest margin(4)*		$7,868	3.91%		$6,567	3.55%

(1) Includes restricted stock.
(2) Loans placed on nonaccrual status are included in loan balances.
(3) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $12.1 million for the first quarter of 2012 compared to $5.8 million for the same period in 2011. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $10.9 million for the three month period ended March 31, 2012, compared to $5.5 million for the same period of 2011. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended March 31, 2012, the Bank’s mortgage segment originated $257.3 million in mortgage and brokered loans, up from $139.4 million for the same period in 2011.

For the three months ended March 31, 2012, other income reflected a gain of $973 thousand as a result of a $542 thousand gain relating to derivatives and hedging activities associated with loans held for sale.

Noninterest Expense

Noninterest expense totaled $13.8 million for the three months ended March 31, 2012, compared to $8.6 million for the same period in 2011, an increase of $5.2 million. Salaries and employee benefits totaled $8.3 million for the three months ended March 31, 2012, compared to $5.4 million for the same period last year. The increase in salary and employee benefits is attributable mainly to new hires for the banking and mortgage segments as well as the wealth management division. Other operating expenses totaled $4.8 million for the three months ended March 31, 2012, compared to $2.6 million for the same period in 2011. Management fee expense for the Bank’s mortgage division increased $997 thousand in the first quarter of 2012 from the first quarter of 2011 due to the increase in mortgage division production. Advertising and promotional expense increased $347 thousand for the three months ended March 31, 2012, compared to the same period in 2011. Other expense increased $435 thousand for the three months ended March 31, 2012, compared to the same period in 2011 due mainly to an increase in branch reserves of $258 thousand.

The table below provides the composition of other operating expenses.

	Three Months Ended March 31,
	2012	2011
	(In Thousands)

Management fees	$1,244	$247
Advertising and promotional	792	445
Investor fees	328	199
Provision for losses on mortgage loans sold	258	126
Business and franchise tax	175	156
Data processing	165	126
Accounting and auditing	153	151
Consulting fees	108	93
Credit report	87	61
Publication and subscription	70	26
FDIC insurance	65	201
Stock option expense	65	60
Education and training	64	30
Legal fees	63	26
Office supplies-stationary print	62	40
SBA guarantee fee	59	18
Director fees	50	48
Telephone	46	57
Verification Fees	45	37
Regulatory examinations	43	47
Other settlement fees	37	18
Postage	36	33
Other	763	328
	$4,778	$2,573

Liquidity Management

Liquidity is the ability of the Corporation to meet current and future cash flow requirements. The liquidity of a financial institution reflects its ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Corporation’s ability to meet the daily cash flow requirements of both depositors and borrowers. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts.

Asset and liability management functions not only serve to assure adequate liquidity in order to meet the needs of the Corporation’s customers, but also to maintain an appropriate balance between interest sensitive assets and interest sensitive liabilities so that the Corporation can earn an appropriate return for its shareholders.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At March 31, 2012, overnight interest-bearing balances totaled $30.0 million while securities available-for-sale totaled $38.2 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of March 31, 2012, the portfolio of CDARS and wholesale time deposits totaled $206.4 million compared to $222.6 million and $145.6 million at December 31, 2011 and March 31, 2011, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At March 31, 2012, the Bank had a line of credit with the FHLB totaling $242.6 million and had outstanding $4.3 million in term loans at fixed rates ranging from 2.93% to 4.97% leaving $238.3 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. In the first quarter of 2012, the Bank paid off the senior unsecured term note guaranteed by the FDIC under the Temporary Liquidity Guarantee program of $30.0 million issued in February 2009. In the first quarter of 2011, the Bank also issued commercial paper to corporate clients as an overnight investment vehicle. With the repeal of Regulation D that went into effect in the third quarter of 2011, the Bank discontinued issuing commercial paper and replaced it with a commercial interest-bearing deposit account. This change was primarily responsible for the elimination of any balance in other short-term borrowings as reflected in the table below. As of March 31, 2012, outstanding repurchase agreements totaled $31.3 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at March 31, 2012, these lines totaled $60.4 million and were available as an additional funding source. The Corporation also has $6.2 million in subordinated debentures to support the capital needs of the Bank.

Liquidity Management (continued)

The following table presents the composition of borrowings at March 31, 2012 and December 31, 2011.

Borrowed Funds Distribution

	As of March 31, 2012	As of December 31, 2011

	(Dollars In Thousands)
Borrowings:
FHLB advances	$1,000	$-
FHLB long-term borrowings	3,268	4,821
Securities sold under agreements to repurchase and federal funds purchased	31,343	29,904
Subordinated debentures	6,186	6,186
Senior unsecured term note	-	30,000
Total at period end	$41,797	$70,911

	As of March 31, 2012	As of December 31, 2011

Borrowings:	(Dollars In Thousands)
Average Balances
FHLB advances	$1,203	$8,458
FHLB long-term borrowings	4,750	6,196
Securities sold under agreements to repurchase and federal funds purchased	28,426	36,612
Other short-term borrowings	-	20,681
Subordinated debentures	6,186	6,186
Senior unsecured term note	14,505	30,081
Total average balance	$55,070	$108,214

Average rate paid on all borrowed funds	1.53%	1.71%

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

Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table

Interest Rate Sensitivity Management (continued)

below reflects the outcome of these analyses at March 31, 2012 and December 31, 2011, assuming budgeted growth in the balance sheet. According to the model run for the three month period ended March 31, 2012, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 4.90%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings March 31, 2012	Hypothetical Percentage Change in Earnings December 31, 2011
3.00%	15.49%	15.41%
2.00%	10.45%	10.22%
1.00%	4.90%	4.98%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed

Evaluation of Disclosure Controls and Procedures (continued)

in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation to disclose material information required to be set forth in the Corporation’s periodic and current reports.

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

The subpoena requires the Mortgage Corporation, through the Bank since the activities of the Mortgage Corporation have been transitioned into an operating division of the Bank, to produce certain documents and designate a knowledgeable witness to testify with respect to the matters set forth above. The Corporation and its subsidiaries intend to cooperate fully with this investigation.

The Corporation cannot determine the outcome of this investigation or any related civil proceeding. In addition, the Corporation cannot predict how long the investigation will take or whether it or any of its subsidiaries will be required to take any additional actions.

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the first quarter of 2012 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that may yet be Purchased Under the Plan

January 1 - January 31, 2012	-	$-	-	904,535
February 1 - February 29, 2012	49,800	10.25	49,800	854,735
March 1 - March 31, 2012	24,500	10.40	24,500	830,235
	74,300	$10.30	74,300	830,235

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: May 14, 2012	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Charles Wimer
Charles Wimer
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

- 44 -