Form 10-Q
period 2012-06-30
ACCESS NATIONAL CORP
filed 2012-08-14
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of August 10, 2012 was 10,276,267 shares.

Table of Contents

ACCESS NATIONAL CORPORATION

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets, June 30, 2012 and December 31, 2011	Page 2
	Consolidated Statements of Income, three and six months ended June 30, 2012 and 2011	Page 3
	Consolidated Statements of Comprehensive Income, three and six months ended June 30, 2012 and 2011	Page 4
	Consolidated Statements of Changes in Shareholders' Equity, six months ended June 30, 2012 and 2011	Page 5
	Consolidated Statements of Cash Flows, six months ended June 30, 2012 and 2011	Page 6
	Notes to Consolidated Financial Statements (Unaudited)	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 47
Item 4.	Controls and Procedures	Page 48

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 48
Item1A.	Risk Factors	Page 49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 49
Item 3.	Defaults Upon Senior Securities	Page 49
Item 4.	Mine Safety Disclosures	Page 49
Item 5.	Other Information	Page 49
Item 6.	Exhibits	Page 50

	Signatures	Page 51

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$11,322	$5,362
Interest-bearing deposits in other banks and federal funds sold	22,335	38,547
Securities:
Securities available-for-sale, at fair value	32,477	45,837
Securities held-to-maturity, at amortized cost (fair value of $70,363 and $39,978)	69,936	39,987
Total investment securities	102,413	85,824

Restricted stock	5,788	3,665
Loans held for sale, at fair value	100,310	95,126
Loans	582,600	569,400
Allowance for loan losses	(12,031)	(11,738)
Net loans	570,569	557,662
Premises and equipment	8,517	8,671
Accrued interest receivable	7,191	6,071
Other assets	13,264	8,830
Total assets	$841,709	$809,758

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$157,305	$113,885
Savings and interest-bearing deposits	173,423	182,005
Time deposits	350,203	349,123
Total deposits	680,931	645,013
Other liabilities
Short-term borrowings	48,161	59,904
Long-term borrowings	2,964	4,821
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	14,419	11,019
Total liabilities	$752,661	$726,943

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,250,802 shares at June 30, 2012 and 10,192,649 shares at December 31, 2011	$8,559	$8,511
Additional paid in capital	16,753	16,716
Retained earnings	63,673	57,529
Accumulated other comprehensive income, net	63	59
Total shareholders' equity	89,048	82,815
Total liabilities and shareholders' equity	$841,709	$809,758

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and Dividend Income
Interest and fees on loans	$8,369	$7,932	$17,040	$15,814
Interest on deposits in other banks	19	17	50	72
Interest and dividends on securities	614	580	1,263	1,213
Total interest and dividend income	9,002	8,529	18,353	17,099

Interest Expense
Interest on deposits	1,150	1,179	2,423	2,690
Interest on short-term borrowings	33	396	145	773
Interest on long-term borrowings	31	55	72	117
Interest on subordinated debentures	56	52	113	105
Total interest expense	1,270	1,682	2,753	3,685

Net interest income	7,732	6,847	15,600	13,414
Provision for loan losses	472	(2)	1,190	221
Net interest income after provision for loan losses	7,260	6,849	14,410	13,193

Noninterest Income
Service fees on deposit accounts	160	168	337	341
Gain on sale of loans	14,738	7,382	25,682	12,898
Mortgage broker fee income	20	233	27	569
Other (loss) income	(1,186)	317	(213)	131
Total noninterest income	13,732	8,100	25,833	13,939

Noninterest Expense
Salaries and employee benefits	7,474	5,877	15,809	11,270
Occupancy and equipment	579	678	1,230	1,343
Other operating expenses	6,358	4,248	11,136	6,821
Total noninterest expense	14,411	10,803	28,175	19,434

Income before income taxes	6,581	4,146	12,068	7,698

Income tax expense	2,691	1,475	4,741	2,740
NET INCOME	$3,890	$2,671	$7,327	$4,958

Earnings per common share:
Basic	$0.38	$0.26	$0.72	$0.48
Diluted	$0.38	$0.26	$0.71	$0.48

Average outstanding shares:
Basic	10,237,515	10,324,502	10,219,085	10,341,944
Diluted	10,350,314	10,391,451	10,331,529	10,398,064

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$3,890	$2,671	$7,327	$4,958

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains arising during period	67	1,783	6	2,500
Tax effect	(23)	(608)	(2)	(851)
Net of tax amount	44	1,175	4	1,649

Comprehensive income	$3,934	$3,846	$7,331	$6,607

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share Data)

(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2011	$8,511	$16,716	$57,529	$59	$82,815
Net income	-	-	7,327	-	7,327
Other comprehensive income	-	-	-	4	4
Stock option exercises (132,453 shares)	110	613	-	-	723
Repurchased under share repurchase program (74,300 shares)	(62)	(708)	-	-	(770)
Cash dividend	-	-	(1,183)	-	(1,183)
Stock-based compensation expense recognized in earnings	-	132	-	-	132

Balance, June 30, 2012	$8,559	$16,753	$63,673	$63	$89,048

Balance, December 31, 2010	$8,664	$17,794	$47,530	$(1,795)	$72,193
Net income	-	-	4,958	-	4,958
Other comprehensive income	-	-	-	1,649	1,649
Stock option exercises (4,250 shares)	4	22	-	-	26
Repurchased under share repurchase program (81,378 shares)	(68)	(516)	-	-	(584)
Cash dividend	-	-	(542)	-	(542)
Stock-based compensation expense recognized in earnings	-	119	-	-	119

Balance, June 30, 2011	$8,600	$17,419	$51,946	$(146)	$77,819

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$7,327	$4,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,190	221
Provision for losses on mortgage loans sold	1,600	289
Provision for off-balance sheet losses	52	-
Net gains/losses on sales and write-down of other real estate owned	-	(1,015)
Deferred tax benefit	(183)	(8)
Stock-based compensation	132	119
Valuation allowance on derivatives	(898)	(68)
Amortization of premiums and discount accretion on securities, net	6	8
Depreciation and amortization	209	227
Changes in assets and liabilities:
Increase in valuation of loans held for sale carried at fair value	(994)	(779)
(Increase) decrease in loans held for sale	(4,190)	26,504
Increase in other assets	(3,181)	(2,019)
Increase (decrease) in other liabilities	458	(791)
Net cash provided by operating activities	1,528	27,646
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available-for-sale	31,248	40,317
Proceeds from maturities and calls of securities held-to-maturity	15,000	-
Purchases of securities available-for-sale	(20,013)	(5,604)
Purchases of securities held-to-maturity	(44,947)	-
Net increase in loans	(14,097)	(31,818)
Proceeds from sales of other real estate owned	-	5,266
Purchases of premises and equipment	(60)	(28)
Net cash provided by (used in) investing activities	(32,869)	8,133
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	34,878	13,505
Net (decrease) increase in time deposits	1,040	(133,441)
Decrease in securities sold under agreement to repurchase	(5,493)	(3,160)
Net increase (decrease) in other short-term borrowings	(7,000)	271
Net decrease in long-term borrowings	(1,107)	(1,107)
Proceeds from issuance of common stock	724	26
Repurchase of common stock	(770)	(584)
Dividends paid	(1,183)	(542)
Net cash (used in) provided by financing activities	21,089	(125,032)

Decrease in cash and cash equivalents	(10,252)	(89,253)
Cash and Cash Equivalents
Beginning	43,909	111,906
Ending	$33,657	$22,653
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,069	$4,101
Cash payments for income taxes	$4,695	$2,524
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available-for-sale	$6	$2,500

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2011, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first six months of 2012, the Corporation granted 106,350 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first six months of 2012 and 2011 was $132 thousand and $119 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of June 30, 2012 was $442,026. The cost is expected to be recognized over a weighted average period of 2.95 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the six months ended June 30, 2012 and 2011 is presented as follows:

Six Months Ended
June 30, 2012

Expected life of options granted, in years	4.60
Risk-free interest rate	0.39%
Expected volatility of stock	43%
Annual expected dividend yield	2%

Fair Value of Granted Options	$327,368
Non-Vested Options	324,650

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year, in years	385,450	$6.04	1.63	$1,064,115
Granted	106,350	9.30	4.60	-
Exercised	(132,453)	5.47	0.03	674,588
Lapsed or Canceled	(8,992)	$6.65	2.08	$-

Outstanding at June 30, 2012	350,355	$7.23	2.64	$2,055,653

Exercisable at June 30, 2012	25,705	$3.99	0.07	$234,173

Six Months Ended
June 30, 2011

Expected life of options granted, in years	3.09
Risk-free interest rate	0.99%
Expected volatility of stock	49%
Annual expected dividend yield	1%

Fair value of granted options	$238,323
Non-vested options	285,200

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year, in years	418,525	$5.98	1.34	$290,583
Granted	100,100	6.72	3.09	-
Exercised	(4,250)	6.11	-	-
Lapsed or canceled	(86,100)	$7.33	-	$-

Outstanding at June 30, 2011	428,275	$5.88	1.57	$565,064

Exercisable at June 30, 2011	143,075	$6.41	0.44	$112,368

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at June 30, 2012 and December 31, 2011. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$15,000	$31	$-	$15,031
Mortgage backed securities	9,862	79	(12)	9,929
Corporate bonds	6,019	48	(44)	6,023
CRA mutual fund	1,500	-	(6)	1,494
Total	$32,381	$158	$(62)	$32,477

Held-to-maturity:
U.S. Government agencies	$69,936	$432	$(5)	$70,363
Total	$69,936	$432	$(5)	$70,363

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$39,402	$152	$(36)	$39,518
Mortgage backed securities	582	38	-	620
Municipals - taxable	240	2	-	242
Corporate bonds	4,022	-	(61)	3,961
CRA mutual fund	1,500	-	(4)	1,496
Total	$45,746	$192	$(101)	$45,837

Held-to-maturity:
U.S. Government agencies	$39,987	$80	$(89)	$39,978
Total	$39,987	$80	$(89)	$39,978

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of June 30, 2012 and December 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	June 30, 2012		December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies:
Due in one year or less	$5,000	$5,001	$-	$-
Due after one through five years	5,000	5,014	5,000	5,007
Due after five through ten years	5,000	5,016	14,994	15,037
Due after ten through fifteen years	-	-	19,408	19,474
Municipals - taxable:
Due in one year or less	-	-	240	242
Mortgage backed securities:
Due after five through ten years	4,267	4,292	-	-
Due after ten through fifteen years	5,059	5,047	-	-
Due after fifteen years	536	590	582	620
Corporate bonds:
Due in one year or less	2,006	2,013	2,032	2,012
Due after one through five years	4,013	4,010	1,990	1,949
CRA Mutual Fund	1,500	1,494	1,500	1,496
Total	$32,381	$32,477	$45,746	$45,837

Held-to-maturity:
U.S. Government agencies:
Due after one through five years	$19,993	$20,032	$10,000	$9,993
Due after five through ten years	34,973	35,227	29,987	29,985
Due after ten through fifteen years	14,970	15,104	-	-
Total	$69,936	$70,363	$39,987	$39,978

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $45.8 million at June 30, 2012 and $50.1 million at December 31, 2011.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at June 30, 2012 and December 31, 2011 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
June 30, 2012	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$5,047	$(12)	$-	$-	$5,047	$(12)
Corporate bonds	1,948	(44)	-	-	1,948	(44)
CRA Mutual fund	1,494	(6)	-	-	1,494	(6)
Total	$8,489	$(62)	$-	$-	$8,489	$(62)

Investment securities held-to-maturity:

U.S. Government agencies	$4,990	$(5)	$-	$-	$4,990	$(5)
Total	$4,990	$(5)	$-	$-	$4,990	$(5)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2011	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale

U.S. Government agencies	$4,964	$(36)	$-	$-	$4,964	$(36)
Corporate bonds	3,961	(61)	-	-	3,961	(61)
CRA Mutual fund	1,496	(4)	-	-	1,496	(4)
Total	$10,421	$(101)	$-	$-	$10,421	$(101)

Investment securities held-to-maturity:

U.S. Government agencies	$24,905	$(89)	$-	$-	$24,905	$(89)
Total	$24,905	$(89)	$-	$-	$24,905	$(89)

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

U.S. Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. On June 30, 2012, one held-to-maturity security had an unrealized loss of $5,595. The severity and duration of this unrealized loss will fluctuate with interest rates in the economy. As the security is an obligation of a government agency, it is the Corporation’s intent to hold this security until a market price recovery or maturity, and it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Corporate bonds

The Corporation’s unrealized losses on corporate obligations were caused by interest rate fluctuations. At June 30, 2012, one security had an unrealized loss of $43,657. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Mortgage-backed

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At June 30, 2012, one security had an unrealized loss of $11,876. As this Ginnie Mae security is backed by the United States Government, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At June 30, 2012, the sole mutual fund security had an unrealized loss of $5,721. Based on the past performance of the fund, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock. The amortized costs of the restricted stock as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
Restricted Stock:

Federal Reserve Bank stock	$999	$999

FHLB stock	4,789	2,666
	$5,788	$3,665

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at June 30, 2012 and December 31, 2011:

Composition of Loan Portfolio

	June 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$180,133	30.92%	$171,599	30.14%
Commercial real estate - non-owner occupied	105,468	18.10	104,976	18.44
Residential real estate	126,645	21.74	128,485	22.56
Commercial	140,272	24.08	131,816	23.15
Real estate construction	26,880	4.61	29,705	5.22
Consumer	3,202	0.55	2,819	0.49
Total loans	$582,600	100.00%	$569,400	100.00%
Less allowance for loan losses	12,031		11,738
Net loans	$570,569		$557,662

Unearned income and net deferred loan fees and costs totaled $1.5 and $1.6 million at June 30, 2012 and December 31, 2011, respectively. Loans pledged to secure borrowings at the FHLB totaled $106.4 million and $83.5 million at June 30, 2012 and December 31, 2011, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $12.0 million at June 30, 2012 compared to $11.7 million at year end December 31, 2011. The allowance for loan losses was equivalent to 2.06% of total loans held for investment at June 30, 2012 and December 31, 2011. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

The methodology by which we systematically determine the amount of our allowance is set forth by the Board of Directors in our Loan Policy and implemented by management. The results of the analysis are documented, reviewed, and approved by the Board of Directors no less than quarterly.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses
Three Months Ended June 30, 2012	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,544	$2,227	$2,652	$2,885	$564	$69	$11,941
Charge-offs	-	-	(30)	(411)	-	-	(441)
Recoveries	-	23	18	17	-	1	59
Provisions	176	(73)	(24)	406	(9)	(4)	472
Ending Balance	$3,720	$2,177	$2,616	$2,897	$555	$66	$12,031

Six Months Ended June 30, 2012
Allowance for credit losses:
Beginning Balance	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738
Charge-offs	(202)	-	(494)	(694)	-	(35)	(1,425)
Recoveries	-	56	229	242	-	1	528
Provisions	288	374	7	328	132	61	1,190
Ending Balance	$3,720	$2,177	$2,616	$2,897	$555	$66	$12,031

Three Months Ended June 30, 2011	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,196	$2,005	$2,903	$1,909	$682	$27	$10,722
Charge-offs	-	-	(361)	(8)	-	-	(369)
Recoveries	377	141	28	160	-	-	706
Provisions	(202)	(418)	673	21	(83)	7	(2)
Ending Balance	$3,371	$1,728	$3,243	$2,082	$599	$34	$11,057

Six Months Ended June 30, 2011
Allowance for credit losses:
Beginning Balance	$3,143	$2,173	$2,925	$1,506	$757	$23	$10,527
Charge-offs	(21)	(140)	(363)	(29)	-	-	(553)
Recoveries	451	141	38	232	-	-	862
Provisions	(202)	(446)	643	373	(158)	11	221
Ending Balance	$3,371	$1,728	$3,243	$2,082	$599	$34	$11,057

	Recorded Investment in Loans
	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
As of June 30, 2012
Allowance
Ending balance: individually evaluated for impairment	$512	$41	$580	$341	$-	$-	$1,474
Ending balance: collectively evaluated for impairment	$3,208	$2,136	$2,036	$2,556	$555	$66	$10,557
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$180,133	$105,468	$126,645	$140,272	$26,880	$3,202	$582,600
Ending balance: individually evaluated for impairment	$1,668	$313	$2,048	$1,180	$-	$-	$5,209
Ending balance: collectively evaluated for impairment	$178,465	$105,155	$124,597	$139,092	$26,880	$3,202	$577,391
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

As of December 31, 2011
Allowance
Ending balance: individually evaluated for impairment	$672	$70	$537	$644	$-	$-	$1,923
Ending balance: collectively evaluated for impairment	$2,699	$1,658	$2,706	$1,438	$599	$34	$9,134
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$171,599	$104,976	$128,485	$131,816	$29,705	$2,819	$569,400
Ending balance: individually evaluated for impairment	$2,694	$321	$2,249	$1,439	$-	$-	$6,703
Ending balance: collectively evaluated for impairment	$168,905	$104,655	$126,236	$130,377	$29,705	$2,819	$562,697
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at June 30, 2012 or December 31, 2011. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of June 30, 2012 and December 31, 2011 is shown below.

	Credit Quality Indicators
Credit Risk Profile by Regulatory Risk Rating

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11
	(In Thousands)
Pass	$163,024	$152,495	$98,130	$91,685	$120,783	$122,501	$121,671	$121,717	$26,963	$29,791	$3,202	$2,819	$533,773	$521,008
Special mention	11,173	8,113	1,857	5,204	1,785	1,811	13,167	6,851	-	-	-	-	27,982	21,979
Substandard	6,477	11,531	5,821	8,470	4,199	4,268	5,876	3,695	-	-	-	-	22,373	27,964
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(541)	(540)	(340)	(383)	(122)	(95)	(442)	(447)	(83)	(86)	-	-	(1,528)	(1,551)
Total	$180,133	$171,599	$105,468	$104,976	$126,645	$128,485	$140,272	$131,816	$26,880	$29,705	$3,202	$2,819	$582,600	$569,400

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

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11
	(In Thousands)
Performing	$178,465	$168,905	$105,155	$104,655	$124,597	$126,236	$139,092	$130,377	$26,880	$29,705	$3,202	$2,819	$577,391	$562,697
Non-performing	1,668	2,694	313	321	2,048	2,249	1,180	1,439	-	-	-	-	5,209	6,703
Total	$180,133	$171,599	$105,468	$104,976	$126,645	$128,485	$140,272	$131,816	$26,880	$29,705	$3,202	$2,819	$582,600	$569,400

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of June 30, 2012 and December 31, 2011. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans
	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$1,668	$178,465	$180,133
Commercial real estate - non-owner occupied	614	-	-	614	313	104,541	105,468
Residential real estate	-	-	-	-	2,048	124,597	126,645
Commercial	-	-	-	-	1,180	139,092	140,272
Real estate construction	-	-	-	-	-	26,880	26,880
Consumer	-	-	-	-	-	3,202	3,202
Total	$614	$-	$-	$614	$5,209	$576,777	$582,600

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$2,694	$168,905	$171,599
Commercial real estate - non-owner occupied	-	-	-	-	321	104,655	104,976
Residential real estate	154	63	-	217	2,249	126,019	128,485
Commercial	-	54	-	54	1,439	130,323	131,816
Real estate construction	-	-	-	-	-	29,705	29,705
Consumer	-	-	-	-	-	2,819	2,819
Total	$154	$117	$-	$271	$6,703	$562,426	$569,400

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

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

Once identified as a TDR, a loan is considered to be impaired, and an impairment analysis is performed for the loan individually, rather than under a general loss allowance based on the loan type and risk rating. Any resulting shortfall is charged-off. This method is used consistently for all segments of the portfolio.

Normally, loans identified as TDRs would be placed on non-accrual status and considered non-performing until sufficient history of timely collection or payment has occurred that allows them to return to performing status, generally 6 months.

No loans were modified in connection with a troubled debt restructuring during the three and six month periods ended June 30, 2012.

There was one commercial loan restructured within the last 12 months with a recorded balance of $95,990 that subsequently defaulted in the three month period ended June 30, 2012. No payment defaults occurred during the first quarter of 2012 for loans restructured within the last 12 months.

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payment applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the three and six month periods ended June 30, 2012 and 2011.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below shows the results of management’s analysis of impaired loans as of June 30, 2012 and December 31, 2011.

	Impaired Loans
	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)			(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	183	183	-
Commercial	165	220	-	258	425	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$1,668	$2,152	$512	$2,694	$3,156	$672
Commercial real estate - non-owner occupied	313	422	41	321	422	70
Residential real estate	2,048	2,332	580	2,066	2,313	537
Commercial	1,015	1,264	341	1,181	1,200	644
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$1,668	$2,152	$512	$2,694	$3,156	$672
Commercial real estate - non-owner occupied	313	422	41	321	422	70
Residential real estate	2,048	2,332	580	2,249	2,496	537
Commercial	1,180	1,484	341	1,439	1,625	644
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$5,209	$6,390	$1,474	$6,703	$7,699	$1,923

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment

Commercial real estate - owner occupied	$1,691	$4,271	$1,677	$3,628
Commercial real estate - non-owner occupied	315	754	315	-
Residential real estate	2,068	2,549	2,062	3,357
Commercial	1,205	747	1,303	628
Real estate construction	-	-	-	-
Consumer	-	-	-	-
Total	$5,279	$8,321	$5,357	$7,613

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

NOTE 5 – SEGMENT REPORTING (continued)

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

The following table presents segment information for the three months ended June 30, 2012 and 2011:

	Commercial	Mortgage			Consolidated
June 30, 2012	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,915	$510	$3	$(426)	$9,002
Gain on sale of loans	-	14,202	-	536	14,738
Other revenues	699	(1,311)	604	(998)	(1,006)
Total revenues	9,614	13,401	607	(888)	22,734

Expenses:
Interest expense	1,231	308	158	(427)	1,270
Salaries and employee benefits	2,810	4,342	322	-	7,474
Other expenses	2,071	5,036	763	(461)	7,409
Total operating expenses	6,112	9,686	1,243	(888)	16,153

Income (loss) before income taxes	$3,502	$3,715	$(636)	$-	$6,581

Total assets	$749,588	$108,078	$10,409	$(26,366)	$841,709

	Commercial	Mortgage			Consolidated
June 30, 2011	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,408	$342	$2	$(224)	$8,528
Gain on sale of loans	-	7,383	-	-	7,383
Other revenues	1,956	(1,278)	456	(416)	718
Total revenues	10,364	6,447	458	(640)	16,629

Expenses:
Interest expense	1,574	174	159	(225)	1,682
Salaries and employee benefits	2,428	3,173	276	-	5,877
Other expenses	2,236	2,352	751	(415)	4,924
Total operating expenses	6,238	5,699	1,186	(640)	12,483

Income (loss) before income taxes	$4,126	$748	$(728)	$-	$4,146

Total assets	$696,532	$59,838	$10,692	$(54,046)	$713,016

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information for the six months ended June 30, 2012 and 2011:

	Commercial	Mortgage			Consolidated
June 30, 2012	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$18,004	$1,360	$5	$(1,016)	$18,353
Gain on sale of loans	-	26,561	-	(879)	25,682
Other revenues	1,318	(2,250)	1,129	(46)	151
Total revenues	19,322	25,671	1,134	(1,941)	44,186

Expenses:
Interest expense	2,659	793	318	(1,017)	2,753
Salaries and employee benefits	5,645	9,546	618	-	15,809
Other expenses	4,276	8,785	1,419	(924)	13,556
Total operating expenses	12,580	19,124	2,355	(1,941)	32,118

Income (loss) before income taxes	$6,742	$6,547	$(1,221)	$-	$12,068

Total assets	$749,588	$108,078	$10,409	$(26,366)	$841,709

	Commercial	Mortgage			Consolidated
June 30, 2011	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$16,845	$691	$5	$(443)	$17,098
Gain on sale of loans	286	12,613	-	-	12,899
Other revenues	2,627	(1,484)	744	(846)	1,041
Total revenues	19,758	11,820	749	(1,289)	31,038

Expenses:
Interest expense	3,476	337	316	(444)	3,685
Salaries and employee benefits	4,819	6,047	404	-	11,270
Other expenses	3,989	3,977	1,264	(845)	8,385
Total operating expenses	12,284	10,361	1,984	(1,289)	23,340

Income (loss) before income taxes	$7,474	$1,459	$(1,235)	$-	$7,698

Total assets	$696,532	$59,838	$10,692	$(54,046)	$713,016

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2012 and 2011, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$3,890	$2,671
Weighted average shares outstanding	10,237,515	10,324,502

Basic earnings per share	$0.38	$0.26

DILUTED EARNINGS PER SHARE:
Net income	$3,890	$2,671
Weighted average shares outstanding	10,237,515	10,324,502
Dilutive stock options	112,699	66,949
Weighted average diluted shares outstanding	10,350,214	10,391,451

Diluted earnings per share	$0.38	$0.26

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$7,327	$4,958
Weighted average shares outstanding	10,219,085	10,341,944

Basic earnings per share	$0.72	$0.48

DILUTED EARNINGS PER SHARE:
Net income	$7,327	$4,958
Weighted average shares outstanding	10,219,085	10,341,944
Dilutive stock options	112,444	56,120
Weighted average diluted shares outstanding	10,331,529	10,398,064

Diluted earnings per share	$0.71	$0.48

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

At June 30, 2012 and December 31, 2011, the Bank had derivative financial instruments with a notional value of $284.6 million and $145.0 million, respectively. The fair value of these derivative instruments at June 30, 2012 and December 31, 2011 was $837 thousand and $(61) thousand, respectively, and was included in other assets and other liabilities, respectively.

Included in other noninterest income for the six months ended June 30, 2012 and June 30, 2011 was a net loss of $2.3 million and a net loss of $2.0 million, respectively, relating to derivative instruments.

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

Other real estate owned: The fair value of other real estate owned, which consists of real estate that has been foreclosed, is recorded at the lower of fair value less selling expenses or the book balance prior to foreclosure. Write downs are provided for subsequent declines in value and are recorded in other operating expenses (Level 2).

NOTE 9 - FAIR VALUE (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of June 30, 2012 and December 31, 2011, are summarized below:

	Fair Value Measurement
	at June 30, 2012 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$15,031	$-	$15,031	$-
Mortgage backed	9,929	-	9,929	-
Corporate bonds	6,023	-	6,023	-
CRA Mutual fund	1,494	-	1,494	-
Total available-for-sale investment securities	32,477	-	32,477	-

Residential loans held for sale	100,310	-	100,310	-
Derivative assets	2,710	-	-	2,710
Total Financial Assets-Recurring	$135,497	$-	$132,787	$2,710

Financial Liabilities-Recurring
Derivative liabilities	$1,873	$-	$-	$1,873
Total Financial Liabilities-Recurring	$1,873	$-	$-	$1,873

Financial Assets-Non-Recurring
Impaired loans (1)	$5,209	$-	$-	$5,209
Total Financial Assets-Non-Recurring	$5,209	$-	$-	$5,209

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

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the six month periods ended June 30, 2012 and 2011.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended June 30,
	2012	2011
	(In Thousands)
Balance, beginning of period	$481	$323
Realized and unrealized gains (losses) included in earnings	356	25
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$837	$348

NOTE 9 – FAIR VALUE (Continued)

	Six Months Ended June 30,
	2012	2011
	(In Thousands)
Balance, beginning of period	$(61)	$280
Realized and unrealized gains (losses) included in earnings	898	68
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$837	$348

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at June 30, 2012:

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$2,710	Market pricing (3)	Estimated pullthrough	75% - 90%
Derivative liabilities	$1,873	Market pricing (3)	Estimated pullthrough	75% - 90%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$5,797	Appraisal of collateral (1)	Liquidation expenses (2)	20% - 30%
Impaired loans - Non-real estate secured	$1,180	Cash flow basis	Liquidation expenses (2)	10% - 20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented as a percent of the volume.

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

NOTE 9 - FAIR VALUE (Continued)

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at June 30, 2012, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$100,310	$5,138	$95,172

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

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value. As such they are classified as Level 1 for noninterest-bearing deposits and Level 2 for interest-bearing deposits due from banks or federal funds sold.

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

NOTE 9 - FAIR VALUE (Continued)

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed interest rates. The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At June 30, 2012 and December 31, 2011, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$33,657	$33,657	$43,909	$43,909
Securities available-for-sale	32,477	32,477	45,837	45,837
Securities held-to-maturity	69,936	70,363	39,987	39,978
Restricted stock	5,788	5,788	3,665	3,665
Loans held for sale	100,310	100,310	95,126	95,126
Loans, net of allowance	570,569	592,709	557,662	540,682
Accrued interest receivable	7,191	7,191	6,071	6,071
Derivatives	2,710	2,710	1,256	1,256
Total financial assets	$822,638	$845,205	$793,513	$776,524

Financial liabilities:
Deposits	$680,931	$659,775	$645,013	$641,983
Short-term borrowings	48,161	48,359	59,904	60,190
Long-term borrowings	2,964	2,990	4,821	4,937
Subordinated debentures	6,186	6,243	6,186	6,242
Derivatives	1,873	1,873	1,317	1,317
Total financial liabilities	$740,115	$719,240	$717,241	$714,669

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $37.0 million and $17.9 million in outstanding commitments at June 30, 2012 and December 31, 2011, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $124.6 million and $123.1 million in unfunded lines of credit whose contract amounts represent credit risk at June 30, 2012 and December 31, 2011, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $8.2 million and $4.1 million at June 30, 2012 and December 31, 2011, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At June 30, 2012 and December 31, 2011 the balance in this account totaled $379 thousand and $327 thousand, respectively.

The mortgage division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The mortgage division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At June 30, 2012, December 31, 2011, and June 30, 2011, the balance in this reserve totaled $4.2 million, $2.6 million, and $2.3 million, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The following table shows the changes to the Allowance for Losses on Mortgage Loans Sold.

	Six Months ended June 30,		Year ended
	2012	2011	December 31, 2011
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$2,616	$1,991	$1,991

Provision charged to operating expense	1,600	289	966
Recoveries	-	17	-
Charge-offs	-	(11)	(341)
Allowance for losses on mortgage loans sold - end of period	$4,216	$2,286	$2,616

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; continued challenging economic conditions or deterioration in general business and economic conditions and in the financial markets; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act, the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009; branch expansion plans; interest rates; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and commercial and residential real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At June 30, 2012, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to net income is recognized. At June 30, 2012, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At June 30, 2012, the Corporation’s assets totaled $841.7 million, compared to $809.8 million at December 31, 2011, an increase of $31.9 million. The increase in assets is attributable mainly to an increase in loans held for investment of $13.2 million and an increase in loans held for sale of $5.2 million and was funded by the increase in total deposits of $35.9 million. Also contributing to the growth in assets was an increase in investment securities of $16.6 million which was partially offset by a decrease in cash balances of $10.5 million. Loans held for investment totaled $582.6 million at June 30, 2012 compared to $569.4 million at year end 2011, an increase of $13.2 million. The increase in loans is partially attributable to an $8.5 million increase in both commercial loans and commercial real estate – owner occupied. The growth in these two categories of loans was partially offset by a $2.8 million decrease in real estate construction loans as well as a $1.8 million decrease in residential real estate. At June 30, 2012, loans secured by real estate collateral comprised 75.4% of our total loan portfolio, with loans secured by commercial real estate contributing 49.0% of our total loan portfolio, loans secured by residential real estate contributing 21.7% and real estate construction loans contributing 4.6%. Loans held for sale totaled $100.3 million at June 30, 2012, compared to $95.1 million at December 31, 2011. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $680.9 million at June 30, 2012, compared to $645.0 million at December 31, 2011, which was an increase of $35.9 million. Noninterest-bearing deposits increased $43.4 million from $113.9 million at December 31, 2011 to $157.3 million at June 30, 2012, which was the primary contributor for the increase in deposit accounts.

Net income for the second quarter of 2012 totaled $3.9 million compared to $2.7 million for the same period in 2011. Earnings per diluted share were $0.38 for the second quarter of 2012, compared to $0.26 per diluted share in the same period of 2011. The increase in earnings is primarily attributable to a $91 million increase in mortgage loan originations that increased mortgage segment pre-tax earnings from the comparable quarter by $3.0 million as well as a $437 thousand increase in interest and fees on loans coupled with a $412 thousand decrease in interest expense, due to the low rate environment and favorable changes in deposit mix.

Net income for the six months ended June 30, 2012 totaled $7.3 million compared to $5.0 million for the same period in 2011. Earnings per diluted share were $0.71 for the first six months of 2012, compared to $0.48 per diluted share in the same period of 2011. The increase in earnings is primarily attributable to a $208.7 million increase in mortgage loan originations that increased mortgage segment pre-tax earnings from the comparable period of the prior year by $5.1 million as well as a $932 thousand decrease in interest expense, due to the low rate environment and favorable changes in deposit mix, and a $1.3 million increase in interest and fee on loans.

Non-performing assets (“NPA”) totaled $5.2 million, or 0.62%, of total assets at June 30, 2012, down from $6.7 million, or 0.83%, of total assets at December 31, 2011. NPA are comprised solely of non-accrual loans at June 30, 2012.

We believe the economic recovery is continuing to strengthen and the labor market is improving. The unemployment rate for Fairfax County, Virginia at the end of June 2012 was 3.9% compared to 5.7% for the state of Virginia and 8.2% for the nation. The median sales price of new single family homes that sold through May 2012 was $1,107,000, an increase of 26.1% compared to the 2011 median of $878,000. The volume of homes in the United States entering the foreclosure process is down more than 25% from a year ago according to Reuters while reported foreclosures in Fairfax County were down 22.5% for the same period. The Federal Open Market Committee reiterated at the June 2012 meeting that the target rate for federal funds will remain at 0 to 25 basis points, with expectation that economic conditions will warrant this range through late 2014. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio while positively impacting loan origination volume. Despite the low rate environment, the Corporation’s net interest margin increased from the second quarter of 2011 to the second quarter of 2012. While there is no certainty to the magnitude of any impact, an extended period of low interest rates, as presently forecasted by the Federal Reserve, is expected to have an adverse effect on the net interest margin yet serve as a catalyst to mortgage loan origination volume and related earnings.

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

At June 30, 2012 the fair value of the securities portfolio totaled $102.8 million, compared to $85.8 million at December 31, 2011. Included in the fair value totals are held-to-maturity securities with an amortized cost of $69.9 million (fair value of $70.4 million) and $40.0 million (fair value of $40.0 million) at June 30, 2012 and December 31, 2011, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semi-annually on FRB stock and the FHLB has declared quarterly dividends for each quarter in 2011 as well as the first two quarters of 2012.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $582.6 million at June 30, 2012 compared to $569.4 million at December 31, 2011, an increase of $13.2 million. Owner occupied commercial real estate loans increased $8.5 million, non-owner occupied commercial real estate loans increased $492 thousand, residential real estate loans decreased $1.8 million and real estate construction loans decreased $2.8 million. Additionally, commercial loans increased $8.5 million and consumer loans increased $383 thousand. The overall increase in loans reflects a continued improvement in loan demand by local businesses, as seen through the increase in commercial segments of the loan portfolio, and is principally due to improvement in economic conditions in Northern Virginia. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at June 30, 2012.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $180.1 million, representing 30.92% of the loan portfolio at June 30, 2012. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $105.5 million and representing 18.10% of the loan portfolio at June 30, 2012. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the third largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $126.6 million and comprised 21.74% of the loan portfolio as of June 30, 2012. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of June 30, 2012: home equity lines of credit, 19.0%; first trust mortgage loans, 68.7%; and junior trust loans, 12.3%.

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

Commercial Loans: Commercial Loans represented the second largest segment of the loan portfolio, totaling $140.3 million and representing 24.08% of the loan portfolio as of June 30, 2012. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $26.9 million and represented 4.61% of the loan portfolio as of June 30, 2012. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which was the smallest segment of the loan portfolio, totaled $3.2 million and represented 0.55% of the loan portfolio as of June 30, 2012. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the mortgage division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At June 30, 2012, LHFS at fair value totaled $100.3 million compared to $95.1 million at December 31, 2011.

The LHFS loans are closed by the Bank and held on average fifteen to thirty days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration. During the second quarter of 2012 we originated $265.3 million of loans processed in this manner, compared to $256.9 million in the first quarter of 2012 and $161.9 million for the second quarter of 2011. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender. The Bank is paid a fee for procuring and packaging brokered loans. We have historically brokered loans that do not conform to the products offered by the Bank. As of April 1, 2011 we began a phase out of brokering loans as a result of new disclosure and compensation regulations. This phase out is evidenced when comparing the first six months of 2012 to the same period for 2011. Brokered loans accounted for 0.38%, or $2.0 million, of the total loan volume for the first six months of 2012 compared to 9.9%, or $31.2 million, for the same period of 2011. The change pertaining to brokered loans has not had a material impact on our business.

Allowance for Loan Losses

The allowance for loan losses totaled $12.0 million at June 30, 2012 compared to $11.7 million at December 31, 2011. The allowance for loan losses was equivalent to 2.06% of total loans held for investment at June 30, 2012 and December 31, 2011. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At June 30, 2012 and December 31, 2011, the Bank had non-performing assets totaling $5.2 million and $6.7 million, respectively. Non-performing assets consist of non-accrual and restructured loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(Dollars In Thousands)
Non-accrual loans:
Commercial real estate - owner occupied	$1,668	$2,694
Commercial real estate - non-owner occupied	313	321
Residential real estate	2,048	2,249
Commercial	1,180	1,439
Real estate construction	-	-
Consumer	-	-
Total non-accrual loans	$5,209	$6,703

Other real estate owned ("OREO")	-	-

Total non-performing assets	$5,209	$6,703

Restructured loans included above in non-accrual loans	$1,086	$1,428

Ratio of non-performing assets to:
Total loans plus OREO	0.89%	1.18%

Total Assets	0.62%	0.83%

Accruing Past due loans:
90 or more days past due	$-	$-

At June 30, 2012 and December 31, 2011, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At June 30, 2012, deposits totaled $680.9 million compared to $645.0 million on December 31, 2011, an increase of $35.9 million. Savings and interest-bearing deposits decreased $8.6 million from December 31, 2011 and totaled $173.4 million at June 30, 2012 as compared to $182.0 million at December 31, 2011. Time deposits increased $1.1 million from $349.1 million at December 31, 2011 to $350.2 million at June 30, 2012. Noninterest-bearing deposits increased $43.4 million from $113.9 million at December 31, 2011 to $157.3 million at June 30, 2012. The growth in noninterest-bearing accounts is attributable to new accounts opened during the first half of 2012 and balance fluctuations of existing commercial accounts. The overall increase in deposits allowed the Corporation to decrease its borrowings which, coupled with other factors, contributed to the increase in net interest margin.

Shareholders’ Equity

Shareholders’ equity totaled $89.0 million at June 30, 2012 compared to $82.8 million at December 31, 2011. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

	June 30,	December 31,
	2012	2011
	(In Thousands)
Tier 1 Capital:
Common stock	$8,559	$8,511
Capital surplus	16,753	16,716
Retained earnings	63,673	57,529
Less: Net unrealized loss on equity securities	(4)	(2)
Subordinated debentures	6,000	6,000
Less: Dissallowed servicing assets	(89)	(110)
Total Tier 1 capital	94,892	88,644

Allowance for loan losses	8,209	7,788

Total risk based capital	$103,101	$96,432

Risk weighted assets	$652,513	$618,746

Quarterly average assets	$798,056	$821,995
			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	14.54%	14.33%	4.00%
Total risk based capital ratio	15.80%	15.59%	8.00%
Leverage ratio	11.89%	10.78%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2012 totaled $3.9 million or $0.38 diluted earnings per share. This compares with $2.7 million or $0.26 diluted earnings per share for the same quarter in 2011. The increase in net income for the three months ended June 30, 2012 as compared to the same period in 2011 is mainly attributable to the increased earnings from the mortgage banking segment.

Net income for the six months ended June 30, 2012 totaled $7.3 million or $0.71 diluted earnings per share compared to $5.0 million or $0.48 diluted earnings per share for the same period in 2011. The increase in earnings for the six months ended June 30, 2012 is attributable to a $1.2 million increase in interest and fees on loans and a decrease in interest expense of $932 thousand as well as increased earnings from the mortgage banking segment driven by an increase in loan origination volume.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $7.7 million for the three months ended June 30, 2012 compared to $6.8 million for the same period in 2011. The increase in net interest income is primarily due to lower funding costs and changes in the composition of earning assets. The annualized yield on earning assets was 4.64% for the quarter ended June 30, 2012 when compared to 4.98% for the quarter ended June 30, 2011. The stability in the annualized yield on earning assets is primarily attributable to a $71.5 million increase in average loans held for investment, which more than offset a decrease in the rate earned by the loan portfolio from 5.98% for the quarter ended June 30, 2011 to 5.42% for the same period in 2012. The cost of interest-bearing deposits and borrowings decreased from 1.27% for the quarter ended June 30, 2011 to 0.90% for the quarter ended June 30, 2012. Net interest margin was 3.98% for the quarter ended June 30, 2012 compared to 4.00% for the same period in 2011.

Net interest income before the provision for loan losses totaled $15.6 million for the first six months of 2012 compared to $13.4 million for the same period in 2011. The annualized yield on earning assets for the first six months of 2012 was 4.64% compared to 4.80% for the same period in 2011. The cost of interest-bearing deposits and borrowings for the first six months of 2012 was 0.94% compared to 1.30% for the same period in 2011 as most of the segments of deposits and borrowings bore a lower rate of interest in 2012 than in 2011. Net interest margin was 3.95% for the first six months of 2012 compared to 3.77% for the same period in 2011.

Volume and Rate Analysis

The following table presents the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended June 30,
	2012 compared to 2011
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$34	$(37)	$71
Loans held for sale	169	267	(98)
Loans	268	1,009	(741)
Interest-bearing deposits	2	(1)	3
Total increase (decrease) in interest income	473	1,238	(765)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	14	30	(16)
Money market deposit accounts	(32)	13	(45)
Savings accounts	(1)	-	(1)
Time deposits	(10)	250	(260)
Total interest-bearing deposits	(29)	293	(322)
FHLB Advances	-	(10)	10
Securities sold under agreements to repurchase	(10)	(5)	(5)
Other short-term borrowings	(56)	(28)	(28)
Long-term borrowings	(24)	(30)	6
FDIC term note	(297)	(149)	(148)
Subordinated debentures	4	-	4
Total increase (decrease) in interest expense	(412)	71	(483)

Increase (decrease) in net interest income	$885	$1,167	$(282)

	Six Months Ended June 30,
	2012 compared to 2011
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$50	$(186)	$236
Loans held for sale	670	799	(129)
Loans	556	2,060	(1,504)
Interest-bearing deposits	(22)	(20)	(2)
Total increase (decrease) in interest income	1,254	2,653	(1,399)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	38	63	(25)
Money market deposit accounts	(80)	23	(103)
Savings accounts	(1)	-	(1)
Time deposits	(224)	350	(574)
Total interest-bearing deposits	(267)	436	(703)
FHLB Advances	(11)	(18)	7
Securities sold under agreements to repurchase	(18)	(9)	(9)
Other short-term borrowings	(105)	(53)	(52)
Long-term borrowings	(45)	(49)	4
FDIC term note	(494)	(349)	(145)
Subordinated debentures	8	-	8
Total increase (decrease) in interest expense	(932)	(42)	(890)

Increase (decrease) in net interest income	$2,186	$2,695	$(509)

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Three Month Period Ended
	June 30, 2012			June 30, 2011
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities, at amortized cost(1)	$111,277	$614	2.21%	$118,506	$580	1.96%
Loans held for sale	57,721	511	3.54%	29,348	342	4.66%
Loans(2)	579,541	7,858	5.42%	508,010	7,590	5.98%
Interest-bearing balances and federal funds sold	27,613	19	0.28%	28,575	17	0.24%
Total interest earning assets	776,152	9,002	4.64%	684,439	8,529	4.98%
Non-interest earning assets:
Cash and due from banks	9,381			10,870
Premises, land, and equipment	8,561			8,843
Other assets	16,123			13,204
Less: allowance for loan losses	(11,945)			(10,789)
Total non-interest earning assets	22,120			22,128
Total Assets	$798,272			$706,567

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$64,481	$40	0.25%	$23,431	$26	0.44%
Money market deposit accounts	118,984	124	0.42%	108,988	156	0.57%
Savings accounts	2,678	1	0.15%	2,848	2	0.28%
Time deposits	324,856	985	1.21%	252,211	995	1.58%
Total interest-bearing deposits	510,999	1,150	0.90%	387,478	1,179	1.22%

Borrowings:
FHLB Advances	17,335	24	0.55%	26,484	24	0.36%
Securities sold under agreements to repurchase and federal funds purchased	24,777	9	0.15%	37,097	19	0.20%
Other short-term borrowings	-	-	0.00%	37,142	56	0.60%
FHLB long-term borrowings	3,256	31	3.81%	6,466	55	3.40%
Senior unsecured term note	-	-	0.00%	29,999	297	3.96%
Subordinated Debentures	6,186	56	3.62%	6,186	52	3.36%
Total borrowings	51,554	120	0.93%	143,374	503	1.40%
Total interest-bearing liabilities	562,553	1,270	0.90%	530,852	1,682	1.27%
Noninterest-bearing liabilities:
Demand deposits	136,492			94,179
Other liabilities	10,579			5,643
Total liabilities	709,624			630,674
Shareholders' Equity	88,648			75,893
Total Liabilities and Shareholders' Equity:	$798,272			$706,567

Interest spread(3)			3.74%			3.72%

Net interest margin(4)		$7,732	3.98%		$6,847	4.00%

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
	June 30, 2012			June 30, 2011
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities, at amortized cost(1)	$108,882	$1,263	2.32%	$126,848	$1,213	1.91%
Loans held for sale	68,648	1,361	3.97%	29,186	691	4.74%
Loans(2)	573,946	15,679	5.46%	501,501	15,123	6.03%
Interest-bearing balances and federal funds sold	39,043	50	0.26%	54,269	72	0.27%
Total interest earning assets	790,519	18,353	4.64%	711,804	17,099	4.80%
Non-interest earning assets:
Cash and due from banks	9,173			11,529
Premises, land, and equipment	8,601			8,885
Other assets	16,438			13,423
Less: allowance for loan losses	(11,876)			(10,694)
Total noninterest earning assets	22,336			23,143
Total Assets	$812,855			$734,947

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$63,362	$91	0.29%	$23,428	$53	0.45%
Money market deposit accounts	124,673	270	0.43%	116,540	350	0.60%
Savings accounts	2,618	2	0.15%	2,876	3	0.21%
Time deposits	343,861	2,060	1.20%	294,013	2,284	1.55%
Total interest-bearing deposits	534,514	2,423	0.91%	436,857	2,690	1.23%

Borrowings:
FHLB Advances	9,269	28	0.60%	15,564	39	0.50%
Securities sold under agreements to repurchase and federal funds purchased	26,601	19	0.14%	36,583	37	0.20%
Other short-term borrowings	-	-	0.00%	34,643	105	0.61%
FHLB long-term borrowings	4,003	72	3.60%	6,741	117	3.47%
Senior unsecured term note	7,253	98	2.70%	29,999	592	3.95%
Subordinated Debentures	6,186	113	3.65%	6,186	105	3.39%
Total borrowings	53,312	330	1.24%	129,716	995	1.53%
Total interest-bearing liabilities	587,826	2,753	0.94%	566,573	3,685	1.30%
Noninterest-bearing liabilities:
Demand deposits	124,395			87,226
Other liabilities	13,409			6,631
Total Liabilities	725,630			660,430
Shareholders' Equity	87,225			74,517
Total Liabilities and Shareholders' Equity:	$812,855			$734,947

Interest spread(3)			3.71%			3.50%

Net interest margin(4)		$15,600	3.95%		$13,414	3.77%

(1) Includes restricted stock.

(2) Loans placed on nonaccrual status are included in loan balances.

(3) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $13.7 million for the second quarter of 2012 compared to $8.1 million for the same period in 2011. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $14.7 million for the three month period ended June 30, 2012, compared to $7.4 million for the same period of 2011. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended June 30, 2012, the Bank’s mortgage segment originated $266.9 million in mortgage and brokered loans, up from $175.9 million for the same period in 2011. For the three months ended June 30, 2012, other income reflected a loss of $1.2 million, as compared to a $317 thousand gain for the three months ended June 30, 2011, due mainly to a $1.7 million loss relating to hedging activities associated with loans held for sale. Our hedging activities are designed to insulate the net gain on sale margins from movements of interest rates during the mortgage loan origination and delivery process. When losses are recognized on instruments used to hedge interest rate risk, the value of the loans being hedged increase proportionately resulting in higher realized gains on sale income.

Noninterest income was $25.8 million for the first six months of 2012 compared to $13.9 million for the same period in 2011. Gains on the sale of loans totaled $25.7 million for the six month period ended June 30, 2012, compared to $12.9 million for the same period of 2011. During the six months ended June 30, 2012, the Bank’s mortgage segment originated $524.1 million in mortgage and brokered loans, up from $315.4 million for the same period in 2011. For the six months ended June 30, 2012, other income reflected a loss of $213 thousand, as compared to a $131 thousand gain for the six months ended June 30, 2011, due mainly to a $3.2 million loss relating to hedging activities associated with loans held for sale which was partially offset by a $1.8 million gain on derivative activities associated with loans held for sale.

Noninterest Expense

Noninterest expense totaled $14.4 million for the three months ended June 30, 2012, compared to $10.8 million for the same period in 2011, an increase of $3.6 million. Salaries and employee benefits totaled $7.5 million for the three months ended June 30, 2012, compared to $5.9 million for the same period last year. The increase in salary and employee benefits is attributable mainly to new hires for the banking and mortgage segments as well as the wealth management division. Other operating expenses totaled $6.4 million for the three months ended June 30, 2012, compared to $4.2 million for the same period in 2011.

Noninterest expense totaled $28.2 million for the six months ended June 30, 2012, compared to $19.4 million for the same period in 2011, an increase of $8.8 million. Salaries and employee benefits totaled $15.8 million for the six months ended June 30, 2012, compared to $11.3 million for the same period last year. The increase in salary and employee benefits is attributable mainly to new hires for the banking and wealth management division as well as an increase in volume related compensation in the mortgage banking segment. Other operating expenses totaled $11.1 million for the six months ended June 30, 2012, compared to $6.8 million for the same period in 2011. This increase is also primarily due to volume related expenses associated with an increase in mortgage loan production.

Management fee expense for the Bank’s mortgage division increased $2.2 million in the first half of 2012 from the first half of 2011 due to the increase in mortgage division production. Advertising and promotional expense increased $494 thousand for the six months ended June 30, 2012, compared to the same period in 2011. Provision for losses on mortgage loans sold increased $1.3 million for the six months ended June 30, 2012 compared to the same period in 2011 due in part to the increase in mortgage loan volume as well as investor claims.

The table below provides the composition of other operating expenses.

	Six Months Ended June 30,
	2012	2011
	(In Thousands)

Management fees	$2,820	$598
Advertising and promotional	1,653	1,159
Provision for losses on mortgage loans sold	1,600	289
Investor fees	612	364
Business and franchise tax	361	309
Data processing	319	258
Accounting and auditing	306	302
Consulting fees	242	209
Credit report	199	134
FDIC insurance	168	407
Publication and subscription	129	64
Office supplies-stationary print	134	105
Stock option expense	132	119
Director fees	130	96
Legal fees	114	214
Telephone	106	114
Verification Fees	102	72
Education and training	99	65
Regulatory examinations	92	96
SBA guarantee fee	92	48
Postage	74	71
Other settlement fees	69	40
Other	1,583	1,688
	$11,136	$6,821

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At June 30, 2012, overnight interest-bearing balances totaled $22.3 million and unpledged available-for-sale investment securities totaling approximately $25.4 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of June 30, 2012, the portfolio of CDARS and wholesale time deposits totaled $233.5 million compared to $223.6 million and $138.8 million at December 31, 2011 and June 30, 2011, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2012, the Bank had a line of credit with the FHLB totaling $241.1 million and had outstanding $3.7 million in term loans at fixed rates ranging from 2.93% to 4.97% as well as $23.0 million in advances with a variable rate (0.41% at June 30, 2012) leaving $214.4 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. In the first quarter of 2012, the Bank paid off the senior unsecured term note guaranteed by the FDIC under the Temporary Liquidity Guarantee program of $30.0 million issued in February 2009. In the first half of 2011, the Bank also issued commercial paper to corporate clients as an overnight investment vehicle. With the repeal of Regulation D that went into effect in the third quarter of 2011, the Bank discontinued issuing commercial paper and replaced it with a commercial interest-bearing deposit account. This change was primarily responsible for the elimination of any balance in other short-term borrowings as reflected in the table below. As of June 30, 2012, outstanding repurchase agreements totaled $24.4 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at June 30, 2012, these lines totaled $60.4 million and were available as an additional funding source. The Corporation also has $6.2 million in subordinated debentures to support the capital needs of the Bank.

The following table presents the composition of borrowings at June 30, 2012 and December 31, 2011 and for the periods indicated.

Borrowed Funds Distribution

	As of	As of
	June 30, 2012	December 31, 2011
	(Dollars In Thousands)
Borrowings:
FHLB advances	$23,750	$-
FHLB long-term borrowings	2,964	4,821
Securities sold under agreements to repurchase and federal funds purchased	24,411	29,904
Subordinated debentures	6,186	6,186
Senior unsecured term note	-	30,000
Total at period end	$57,311	$70,911

	For the Six Months Ended	For the Year Ended
	June 30, 2012	December 31, 2011
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB advances	$9,269	$8,458
FHLB long-term borrowings	4,003	6,196
Securities sold under agreements to repurchase and federal funds purchased	26,601	36,612
Other short-term borrowings	-	20,681
Subordinated debentures	6,186	6,186
Senior unsecured term note	7,253	30,081
Total average balance	$53,312	$108,214

Average rate paid on all borrowed funds	1.24%	1.71%

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at June 30, 2012 and December 31, 2011, assuming budgeted growth in the balance sheet. According to the model run for the six month period ended June 30, 2012, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 4.63%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings June 30, 2012	Hypothetical Percentage Change in Earnings December 31, 2011
3.00%	14.95%	15.41%
2.00%	9.89%	10.22%
1.00%	4.63%	4.98%

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

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

April 1 - April 30, 2012	-	$-	-	830,235
May 1 - May 31, 2012	-	-	-	830,235
June 1 - June 30, 2012	-	-	-	830,235
	-	$-	-	830,235

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1.1 to Form 10-Q filed August 15, 2011 (file number 000-49929))
3.2	Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))
4.0	Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation’s total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
10.11*	Employment agreement termination
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: August 14, 2012	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

