Form 10-Q/A
period 2012-06-30
ACCESS NATIONAL CORP
filed 2012-09-10
CIK 1176316

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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report Form 10-Q for the period ended June, 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

Exhibit 101 consists of the following materials from the Company’s Original Form 10-Q formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL	Instance Document

101.SCH	XBRL	Taxonomy Extension Schema

101.CAL	XBRL	Taxonomy Extension Calculation Linkbase

101.DEF	XBRL	Taxonomy Extension Definition Linkbase

101.LAB	XBRL	Taxonomy Extension Label Linkbase

101.PRE	XBRL	Taxonomy Extension Presentation Linkbase

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

Item 6. Exhibits

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))
3.1.1*	Articles of Amendment to Amended and Restated Articles of Incorporation of Access National Corporation.
3.2*	Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))
4.0*	Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation’s total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
10.11*	Employment agreement termination
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

* These exhibits were previously included or incorporated by reference in the Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012.

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: September 10, 2012	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 10, 2012	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)