Form 10-Q
period 2012-09-30
ACCESS NATIONAL CORP
filed 2012-11-14
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of November 9, 2012 was 10,306,267 shares.

Table of Contents

ACCESS NATIONAL CORPORATION

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets, September 30, 2012 and December 31, 2011	Page 2
	Consolidated Statements of Income, three and nine months ended September 30, 2012 and 2011	Page 3
	Consolidated Statements of Comprehensive Income, three and nine months ended September 30, 2012 and 2011	Page 4
	Consolidated Statements of Changes in Shareholders' Equity, nine months ended September 30, 2012 and 2011	Page 5
	Consolidated Statements of Cash Flows, nine months ended September 30, 2012 and 2011	Page 6
	Notes to Consolidated Financial Statements (Unaudited)	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 49
Item 4.	Controls and Procedures	Page 50

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 50
Item1A.	Risk Factors	Page 51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 51
Item 3.	Defaults Upon Senior Securities	Page 51
Item 4.	Mine Safety Disclosures	Page 51
Item 5.	Other Information	Page 51
Item 6.	Exhibits	Page 51

	Signatures	Page 53

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and due from banks	$13,090	$5,362
Interest-bearing deposits in other banks and federal funds sold	43,360	38,547
Securities:
Securities available-for-sale, at fair value	36,719	45,837
Securities held-to-maturity, at amortized cost (fair value of $65,454 and $39,978)	64,939	39,987
Total investment securities	101,658	85,824

Restricted stock	2,824	3,665
Loans held for sale, at fair value	84,011	95,126
Loans	590,619	569,400
Allowance for loan losses	(12,048)	(11,738)
Net loans	578,571	557,662
Premises and equipment	8,425	8,671
Accrued interest receivable	7,241	6,071
Other assets	10,168	8,830
Total assets	$849,348	$809,758

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$192,813	$113,885
Savings and interest-bearing deposits	193,840	182,005
Time deposits	319,129	349,123
Total deposits	705,782	645,013
Other liabilities
Short-term borrowings	26,770	59,904
Long-term borrowings	2,661	4,821
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	15,167	11,019
Total liabilities	$756,566	$726,943

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,277,267 shares at September 30, 2012 and 10,192,649 shares at
December 31, 2011	$8,582	$8,511
Additional paid in capital	16,896	16,716
Retained earnings	67,189	57,529
Accumulated other comprehensive income, net	115	59
Total shareholders' equity	92,782	82,815
Total liabilities and shareholders' equity	$849,348	$809,758

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and Dividend Income
Interest and fees on loans	$8,632	$8,354	$25,672	$24,168
Interest on deposits in other banks	12	25	62	97
Interest and dividends on securities	528	497	1,791	1,710
Total interest and dividend income	9,172	8,876	27,525	25,975

Interest Expense
Interest on deposits	1,089	1,235	3,512	3,925
Interest on short-term borrowings	20	328	165	1,101
Interest on long-term borrowings	28	54	100	171
Interest on subordinated debentures	56	53	169	158
Total interest expense	1,193	1,670	3,946	5,355

Net interest income	7,979	7,206	23,579	20,620
Provision for loan losses	150	715	1,340	936
Net interest income after provision for loan losses	7,829	6,491	22,239	19,684

Noninterest Income
Service fees on deposit accounts	150	178	487	519
Gain on sale of loans	17,479	11,821	43,161	24,719
Mortgage broker fee income	16	41	43	610
Other income	(4,920)	(1,338)	(5,133)	(1,207)
Total noninterest income	12,725	10,702	38,558	24,641

Noninterest Expense
Salaries and employee benefits	8,017	6,950	23,826	18,220
Occupancy and equipment	711	639	1,941	1,982
Other operating expenses	5,336	4,785	16,471	11,606
Total noninterest expense	14,064	12,374	42,238	31,808

Income before income taxes	6,490	4,819	18,559	12,517

Income tax expense	2,358	1,706	7,099	4,446
NET INCOME	$4,132	$3,113	$11,460	$8,071

Earnings per common share:
Basic	$0.40	$0.30	$1.12	$0.78
Diluted	$0.40	$0.30	$1.11	$0.78

Average outstanding shares:
Basic	10,271,246	10,227,631	10,236,472	10,303,840
Diluted	10,389,441	10,301,250	10,350,833	10,365,793

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$4,132	$3,113	$11,460	$8,071

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains arising during period	82	403	88	2,902
Tax effect	(30)	(156)	(32)	(1,006)
Net of tax amount	52	247	56	1,896

Comprehensive income	$4,184	$3,360	$11,516	$9,967

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share Data)

(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2011	$8,511	$16,716	$57,529	$59	$82,815
Net income	-	-	11,460	-	11,460
Other comprehensive income	-	-	-	56	56
Stock option exercises (158,918 shares)	133	702	-	-	835
Repurchased under share repurchase program (74,300 shares)	(62)	(708)	-	-	(770)
Cash dividend	-	-	(1,800)	-	(1,800)
Stock-based compensation expense recognized in earnings	-	186	-	-	186

Balance, September 30, 2012	$8,582	$16,896	$67,189	$115	$92,782

Balance, December 31, 2010	$8,664	$17,794	$47,530	$(1,795)	$72,193
Net income	-	-	8,071	-	8,071
Other comprehensive income	-	-	-	1,896	1,896
Stock option exercises (55,975 shares)	47	301	-	-	348
Repurchased under share repurchase program (207,402 shares)	(173)	(1,360)	-	-	(1,533)
Cash dividend	-	-	(964)	-	(964)
Stock-based compensation expense recognized in earnings	-	165	-	-	165

Balance, September 30, 2011	$8,538	$16,900	$54,637	$101	$80,176

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$11,460	$8,071
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,340	936
Provision for losses on mortgage loans sold	2,186	527
Provision for off-balance sheet losses	144	-
Net gains/losses on sales and write-down of other real estate owned	-	(1,015)
Loss on disposal of assets	-	39
Deferred tax (benefit) expense	(187)	624
Stock-based compensation	186	165
Valuation allowance on derivatives	(173)	(351)
Amortization of premiums and discount accretion on securities, net	56	(8)
Depreciation and amortization	314	369
Changes in assets and liabilities:
Decrease in valuation of loans held for sale carried at fair value	(675)	(3,176)
(Increase) decrease in loans held for sale	11,790	(11,344)
(Increase) decrease in other assets	(879)	718
Decrease in other liabilities	517	3,072
Net cash provided by (used in) operating activities	26,079	(1,373)
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available-for-sale	45,212	95,980
Proceeds from maturities and calls of securities held-to-maturity	20,000	-
Purchases of securities available-for-sale	(35,225)	(24,640)
Purchases of securities held-to-maturity	(44,948)	(10,000)
Net increase in loans	(22,249)	(55,324)
Proceeds from sales of other real estate owned	-	6,629
Purchases of premises and equipment	(67)	(166)
Net cash provided by (used in) investing activities	(37,277)	12,479
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	90,762	40,459
Net decrease in time deposits	(29,994)	(71,405)
Decrease in securities sold under agreement to repurchase	(3,633)	(6,031)
Net increase (decrease) in other short-term borrowings	(30,000)	(39,300)
Net decrease in long-term borrowings	(1,661)	(1,661)
Proceeds from issuance of common stock	835	348
Repurchase of common stock	(770)	(1,533)
Dividends paid	(1,800)	(964)
Net cash provided by (used in) financing activities	23,739	(80,087)

Decrease in cash and cash equivalents	12,541	(68,981)
Cash and Cash Equivalents
Beginning	43,909	111,907
Ending	$56,450	$42,926
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$4,284	$5,930
Cash payments for income taxes	$7,581	$4,448
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$88	$2,874
Transfers of loans held for investment to other real estate owned	$-	$4,345

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2011, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first nine months of 2012, the Corporation granted 107,100 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first nine months of 2012 and 2011 was $186 thousand and $165 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of September 30, 2012 was $390,052. The cost is expected to be recognized over a weighted average period of 2.73 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the nine months ended September 30, 2012 and 2011 is presented as follows:

Nine Months Ended
September 30, 2012

Expected life of options granted, in years	4.35
Risk-free interest rate	0.39%
Expected volatility of stock	43%
Annual expected dividend yield	2%

Fair Value of Granted Options	$330,326
Non-Vested Options	227,500

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year, in years	385,450	$6.04	1.63	$1,064,115
Granted	107,100	9.32	4.35	-
Exercised	(158,918)	5.26	0.02	922,767
Lapsed or Canceled	(12,082)	$6.17	1.57	$-

Outstanding at September 30, 2012	321,550	$7.52	2.61	$1,975,545

Exercisable at September 30, 2012	94,050	$6.18	1.18	$703,536

Nine Months Ended
September 30, 2011

Expected life of options granted, in years	3.35
Risk-free interest rate	0.91%
Expected volatility of stock	48%
Annual expected dividend yield	2%

Fair value of granted options	$337,091
Non-vested options	223,700
223,700-

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year, in years	418,525	$5.98	1.34	$290,583
Granted	136,100	7.08	3.35	-
Exercised	(55,975)	6.22	0.03	-
Lapsed or canceled	(111,700)	$6.98	0.35	$-

Outstanding at September 30, 2011	386,950	$6.05	1.87	$676,794

Exercisable at September 30, 2011	163,250	$5.23	0.65	$413,125

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at September 30, 2012 and December 31, 2011. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$15,000	$13	$(19)	$14,994
Mortgage backed securities	16,029	142	(20)	16,151
Corporate bonds	4,012	96	(38)	4,070
CRA mutual fund	1,500	4	-	1,504
Total	$36,541	$255	$(77)	$36,719

Held-to-maturity:
U.S. Government agencies	$64,939	$515	$-	$65,454
Total	$64,939	$515	$-	$65,454

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$39,402	$152	$(36)	$39,518
Mortgage backed securities	582	38	-	620
Municipals - taxable	240	2	-	242
Corporate bonds	4,022	-	(61)	3,961
CRA mutual fund	1,500	-	(4)	1,496
Total	$45,746	$192	$(101)	$45,837

Held-to-maturity:
U.S. Government agencies	$39,987	$80	$(89)	$39,978
Total	$39,987	$80	$(89)	$39,978

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of September 30, 2012 and December 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	September 30, 2012		December 31, 2011
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies:
Due after one through five years	$5,000	$5,013	$5,000	$5,007
Due after five through ten years	5,000	4,983	14,994	15,037
Due after ten through fifteen years	5,000	4,998	19,408	19,474
Municipals - taxable:
Due in one year or less	-	-	240	242
Mortgage backed securities:
Due after five through ten years	3,990	4,003	-	-
Due after ten through fifteen years	11,526	11,581	-	-
Due after fifteen years	513	567	582	620
Corporate bonds:
Due in one year or less	-	-	2,032	2,012
Due after one through five years	4,012	4,070	1,990	1,949
CRA Mutual Fund	1,500	1,504	1,500	1,496
Total	$36,541	$36,719	$45,746	$45,837

Held-to-maturity:
U.S. Government agencies:
Due after one through five years	$24,989	$25,101	$10,000	$9,993
Due after five through ten years	24,979	25,248	29,987	29,985
Due after ten through fifteen years	14,971	15,105	-	-
Total	$64,939	$65,454	$39,987	$39,978

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $41.8 million at September 30, 2012 and $50.1 million at December 31, 2011.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale that have an unrealized loss position at September 30, 2012 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$1,446	$(20)	$-	$-	$1,446	$(20)
U.S. Government agencies	9,981	(19)	-	-	9,981	(19)
Corporate bonds	-	-	1,954	(38)	1,954	(38)
Total	$11,427	$(39)	$1,954	$(38)	$13,381	$(77)

No held-to-maturity securities were in an unrealized loss position at September 30, 2012.

Securities available-for-sale and held-to-maturity that have an unrealized loss position at December 31, 2011 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale

U.S. Government agencies	$4,964	$(36)	$-	$-	$4,964	$(36)
Corporate bonds	3,961	(61)	-	-	3,961	(61)
CRA Mutual fund	1,496	(4)	-	-	1,496	(4)
Total	$10,421	$(101)	$-	$-	$10,421	$(101)

Investment securities held-to-maturity:

U.S. Government agencies	$24,905	$(89)	$-	$-	$24,905	$(89)
Total	$24,905	$(89)	$-	$-	$24,905	$(89)

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

U.S. Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. On September 30, 2012, two securities had an unrealized loss of $18,700. The severity and duration of this unrealized loss will fluctuate with interest rates in the economy. As the security is an obligation of a government agency, it is the Corporation’s intent to hold this security until a market price recovery or maturity, and it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Corporate bonds

The Corporation’s unrealized losses on corporate obligations were caused by interest rate fluctuations. At September 30, 2012, one security had an unrealized loss of $38,373. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Mortgage-backed

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At September 30, 2012, one security had an unrealized loss of $20,067. As this Ginnie Mae security is backed by the United States Government, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock. The amortized costs of the restricted stock as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(In Thousands)

Restricted Stock:

Federal Reserve Bank stock	$999	$999

FHLB stock	1,825	2,666
	$2,824	$3,665

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at September 30, 2012 and December 31, 2011:

	Composition of Loan Portfolio

	September 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$182,825	30.95%	$171,599	30.14%
Commercial real estate - non-owner occupied	104,420	17.68	104,976	18.44
Residential real estate	137,304	23.25	128,485	22.56
Commercial	134,475	22.77	131,816	23.15
Real estate construction	27,836	4.71	29,705	5.22
Consumer	3,759	0.64	2,819	0.49
Total loans	$590,619	100.00%	$569,400	100.00%
Less allowance for loan losses	12,048		11,738
	$578,571		$557,662

Unearned income and net deferred loan fees and costs totaled $1.7 and $1.6 million at September 30, 2012 and December 31, 2011, respectively. Loans pledged to secure borrowings at the FHLB totaled $210.7 million and $182.6 million at September 30, 2012 and December 31, 2011, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $12.0 million at September 30, 2012 compared to $11.7 million at year end December 31, 2011. The allowance for loan losses was equivalent to 2.04% and 2.06% of total loans held for investment at September 30, 2012 and December 31, 2011, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses

Three months ended September 30, 2012	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,720	$2,177	$2,616	$2,897	$555	$66	12,031
Charge-offs	(227)	(103)	(75)	-	-	1	(404)
Recoveries	-	70	165	19	-	17	271
Provisions	236	(14)	95	(173)	13	(7)	150
Ending Balance	$3,729	$2,130	$2,801	$2,743	$568	$77	$12,048
Nine months ended September 30, 2012
Allowance for credit losses:
Beginning Balance	$3,634	$1,747	$2,874	$3,021	$423	$39	11,738
Charge-offs	(429)	(103)	(569)	(694)	-	(34)	(1,829)
Recoveries	-	126	394	261	-	18	799
Provisions	524	360	102	155	145	54	1,340
Ending Balance	$3,729	$2,130	$2,801	$2,743	$568	$77	$12,048

Three months ended September 30, 2011	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,371	$1,728	$3,243	$2,082	$599	$34	$11,057
Charge-offs	(183)	-	(209)	-	-	-	(392)
Recoveries	-	23	25	108	-	-	156
Provisions	258	106	82	212	57	1	716
Ending Balance	$3,446	$1,857	$3,141	$2,402	$656	$35	$11,537
Nine months ended September 30, 2011
Allowance for credit losses:
Beginning Balance	$3,134	$2,173	$2,930	$1,509	$758	$23	$10,527
Charge-offs	(344)	-	(572)	(29)	-	-	(945)
Recoveries	405	211	62	341	-	-	1,019
Provisions	242	(527)	726	584	(101)	12	936
Ending Balance	$3,437	$1,857	$3,146	$2,405	$657	$35	$11,537

	Recorded Investment in Loans

September 30, 2012	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance	(In Thousands)
Ending balance:	$3,729	$2,130	$2,801	$2,743	$568	$77	$12,048
Ending balance: individually evaluated for impairment	$-	$-	$530	$335	$-	$-	$865
Ending balance: collectively evaluated for impairment	$3,729	$2,130	$2,271	$2,408	$568	$77	$11,183
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$182,825	$104,420	$137,304	$134,475	$27,836	$3,759	$590,619
Ending balance: individually evaluated for impairment	$-	$614	$1,966	$1,046	$-	$-	$3,626
Ending balance: collectively evaluated for impairment	$182,825	$103,806	$135,338	$133,429	$27,836	$3,759	$586,993
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2011	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance	(In Thousands)
Ending balance:	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738
Ending balance: individually evaluated for impairment	$672	$70	$537	$644	$-	$-	$1,923
Ending balance: collectively evaluated for impairment	$2,962	$1,677	$2,337	$2,377	$423	$39	$9,815
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$171,599	$104,976	$128,485	$131,816	$29,705	$2,819	$569,400
Ending balance: individually evaluated for impairment	$2,694	$321	$2,249	$1,439	$-	$-	$6,703
Ending balance: collectively evaluated for impairment	$168,905	$104,655	$126,236	$130,377	$29,705	$2,819	$562,697
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at September 30, 2012 or December 31, 2011. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of September 30, 2012 and December 31, 2011 is shown below.

Credit Quality Indicators

Credit Risk Profile by Regulatory Risk Rating

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	9/30/12	12/31/11	9/30/12	12/31/11	9/30/12	12/31/11	9/30/12	12/31/11	9/30/12	12/31/11	9/30/12	12/31/11	9/30/12	12/31/11
	(In Thousands)
Pass	$165,557	$152,495	$97,571	$91,685	$129,769	$122,501	$116,284	$121,717	$28,014	$29,791	$3,759	$2,819	$540,954	$521,008
Special mention	13,007	8,113	1,845	5,204	3,925	1,811	12,403	6,851	-	-	-	-	31,180	21,979
Substandard	4,772	11,531	5,372	8,470	3,773	4,268	6,256	3,695	-	-	-	-	20,173	27,964
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(511)	(540)	(368)	(383)	(163)	(95)	(468)	(447)	(178)	(86)	-	-	(1,688)	(1,551)
Total	$182,825	$171,599	$104,420	$104,976	$137,304	$128,485	$134,475	$131,816	$27,836	$29,705	$3,759	$2,819	$590,619	$569,400

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

Credit Risk Profile Based on Payment Activity

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	9/30/12	12/31/11	9/30/12	12/31/11	9/30/12	12/31/11	9/30/12	12/31/11	9/30/12	12/31/11	9/30/12	12/31/11	9/30/12	12/31/11
	(In Thousands)
Performing	$182,825	$168,905	$103,806	$104,655	$135,338	$126,236	$133,429	$130,377	$27,836	$29,705	$3,759	$2,819	$586,993	$562,697
Non-performing	-	2,694	614	321	1,966	2,249	1,046	1,439	-	-	-	-	3,626	6,703
Total	$182,825	$171,599	$104,420	$104,976	$137,304	$128,485	$134,475	$131,816	$27,836	$29,705	$3,759	$2,819	$590,619	$569,400

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of September 30, 2012 and December 31, 2011. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$182,825	$182,825
Commercial real estate - non-owner occupied	-	-	-	-	614	103,806	104,420
Residential real estate	-	-	-	-	1,966	135,338	137,304
Commercial	-	-	-	-	1,046	133,429	134,475
Real estate construction	-	-	-	-	-	27,836	27,836
Consumer	-	-	-	-	-	3,759	3,759
Total	$-	$-	$-	$-	$3,626	$586,993	$590,619

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$2,694	$168,905	$171,599
Commercial real estate - non-owner occupied	-	-	-	-	321	104,655	104,976
Residential real estate	154	63	-	217	2,249	126,019	128,485
Commercial	-	54	-	54	1,439	130,323	131,816
Real estate construction	-	-	-	-	-	29,705	29,705
Consumer	-	-	-	-	-	2,819	2,819
Total	$154	$117	$-	$271	$6,703	$562,426	$569,400

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

No loans were modified in connection with a troubled debt restructuring during the three and nine month periods ended September 30, 2012.

During the three month period ended September 30, 2011, two loans totaling $1.1 million were modified by lowering the interest rate on the loan, which led to their classification as TDRs, and also resulted in lower payments and additions to the allowance for loan losses of $350 thousand. During the nine month period ended September 30, 2011, in addition to the two loans modified during the third quarter of 2011, two additional loans totaling $402 thousand were modified, resulting in lower payments, losses of $82 thousand and additions to the allowance for loan losses of $66 thousand.

No payment defaults occurred during the first or third quarter of 2012 for loans restructured within the last 12 months. In the second quarter of 2012, one commercial loan which had been restructured in the past 12 months with a recorded balance of $95,990 subsequently defaulted. This loan was charged off in the third quarter of 2012.

No payment defaults occurred during the three or nine month periods ended September 30, 2011 for loans restructured during the preceding 12 month period.

	Troubled Debt Restructurings
	September 30, 2012			December 31, 2011
	Number of loans	Outstanding balance	Recorded investment	Number of loans	Outstanding balance	Recorded investment
Performing
Commercial real estate - owner occupied	1	$371	$371	-	$-	$-
Commercial real estate - nonowner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	2	127	127	2	159	159
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Non-Performing
Commercial real estate - owner occupied	-	$-	$-	-	$-	$-
Commercial real estate - nonowner occupied	-	-	-	1	321	321
Residential real estate	-	-	-	-	-	-
Commercial	1	766	766	3	1,107	1,107
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	4	$1,264	$1,264	6	$1,587	$1,587

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payment applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the three and nine month periods ended September 30, 2012 and 2011.

The table below shows the results of management’s analysis of impaired loans as of September 30, 2012 and December 31, 2011.

	Impaired Loans

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	614	1,648	-	-	-	-
Residential real estate	-	-	-	183	183	-
Commercial	38	49	-	258	425	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$2,694	$3,156	$672
Commercial real estate - non-owner occupied	-	-	-	321	422	70
Residential real estate	1,966	2,328	530	2,066	2,313	537
Commercial	1,008	1,264	335	1,181	1,200	644
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$-	$-	$-	$2,694	$3,156	$672
Commercial real estate - non-owner occupied	614	1,648	-	321	422	70
Residential real estate	1,966	2,328	530	2,249	2,496	537
Commercial	1,046	1,313	335	1,439	1,625	644
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$3,626	$5,289	$865	$6,703	$7,699	$1,923

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(In Thousands)
Commercial real estate - owner occupied	$-	$3,028	$-	$3,082
Commercial real estate - non-owner occupied	614	337	1,333	335
Residential real estate	1,970	2,422	2,283	2,086
Commercial	1,050	1,152	1,268	1,676
Real estate construction	-	-	-	-
Consumer	-	-	-	-
	$3,634	$6,939	$4,884	$7,179

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

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information for the three months ended September 30, 2012 and 2011:

	Commercial	Mortgage			Consolidated
September 30, 2012	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,967	$819	$3	$(617)	$9,172
Gain on sale of loans	-	16,739	-	740	17,479
Other revenues	687	(4,752)	522	(1,211)	(4,754)
Total revenues	9,654	12,806	525	(1,088)	21,897

Expenses:
Interest expense	1,158	494	159	(618)	1,193
Salaries and employee benefits	2,829	4,887	301	-	8,017
Other expenses	1,931	4,107	629	(470)	6,197
Total operating expenses	5,918	9,488	1,089	(1,088)	15,407

Income (loss) before income taxes	$3,736	$3,318	$(564)	$-	$6,490

Total assets	$776,213	$89,337	$11,007	$(27,209)	$849,348

	Commercial	Mortgage			Consolidated
September 30, 2011	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,693	$591	$1	$(409)	$8,876
Gain on sale of loans	-	11,821	-	-	11,821
Other revenues	681	(1,842)	453	(411)	(1,119)
Total revenues	9,374	10,570	454	(820)	19,578

Expenses:
Interest expense	1,608	312	158	(408)	1,670
Salaries and employee benefits	2,514	4,179	257	-	6,950
Other expenses	2,270	3,710	570	(411)	6,139
Total operating expenses	6,392	8,201	985	(819)	14,759

Income (loss) before income taxes	$2,982	$2,369	$(531)	$(1)	$4,819

Total assets	$664,440	$101,290	$10,248	$(10,511)	$765,467

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information for the nine months ended September 30, 2012 and 2011:

	Commercial	Mortgage			Consolidated
September 30, 2012	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$26,971	$2,179	$8	$(1,633)	$27,525
Gain on sale of loans	-	43,300	-	(139)	43,161
Other revenues	2,005	(7,002)	1,651	(1,257)	(4,603)
Total revenues	28,976	38,477	1,659	(3,029)	66,083

Expenses:
Interest expense	3,817	1,287	476	(1,634)	3,946
Salaries and employee benefits	8,474	14,433	919	-	23,826
Other expenses	6,207	12,892	2,048	(1,395)	19,752
Total operating expenses	18,498	28,612	3,443	(3,029)	47,524

Income (loss) before income taxes	$10,478	$9,865	$(1,784)	$-	$18,559

Total assets	$776,213	$89,337	$11,007	$(27,209)	$849,348

	Commercial	Mortgage			Consolidated
September 30, 2011	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$25,539	$1,282	$6	$(852)	$25,975
Gain on sale of loans	285	24,434	-	-	24,719
Other revenues	3,308	(3,326)	1,197	(1,257)	(78)
Total revenues	29,132	22,390	1,203	(2,109)	50,616

Expenses:
Interest expense	5,084	649	474	(852)	5,355
Salaries and employee benefits	7,333	10,226	661	-	18,220
Other expenses	6,259	7,687	1,834	(1,256)	14,524
Total operating expenses	18,676	18,562	2,969	(2,108)	38,099

Income (loss) before income taxes	$10,456	$3,828	$(1,766)	$(1)	$12,517

Total assets	$664,440	$101,290	$10,248	$(10,511)	$765,467

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2012 and 2011, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$4,132	$3,113
Weighted average shares outstanding	10,271,246	10,227,631

Basic earnings per share	$0.40	$0.30

DILUTED EARNINGS PER SHARE:
Net income	$4,132	$3,113
Weighted average shares outstanding	10,271,246	10,227,631
Dilutive stock options	118,195	73,619
Weighted average diluted shares outstanding	10,389,441	10,301,250

Diluted earnings per share	$0.40	$0.30

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$11,460	$8,071
Weighted average shares outstanding	10,236,472	10,303,840

Basic earnings per share	$1.12	$0.78

DILUTED EARNINGS PER SHARE:
Net income	$11,460	$8,071
Weighted average shares outstanding	10,236,472	10,303,840
Dilutive stock options	114,361	61,953
Weighted average diluted shares outstanding	10,350,833	10,365,793

Diluted earnings per share	$1.11	$0.78

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

At September 30, 2012 and December 31, 2011, the Bank had derivative financial instruments with a notional value of $248.8 million and $145.0 million, respectively. The fair value of these derivative instruments at September 30, 2012 and December 31, 2011 was $112 thousand and $(61) thousand, respectively, and was included in other assets and other liabilities, respectively.

Included in other noninterest income for the nine months ended September 30, 2012 and September 30, 2011 was a net loss of $6.5 million and a net loss of $2.0 million, respectively, relating to derivative instruments.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control. The provisions of ASU No. 2011-03 were effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. The adoption of this ASU did not have a material impact on the Corporation’s financial statements.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment.” ASU No. 2011-08 modifies the manner in which the two-step impairment test of goodwill is applied. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology, or customers) that may impact a reporting unit’s fair value and lead to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If an entity determines that it is more likely than not, it must perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The updated guidance is effective for the quarter ending March 31, 2012. The adoption of this guidance did not have a material impact on the Corporation’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivatives instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. The adoption of this ASU is not expected to have a material impact on the Corporation’s financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU No. 2011-12 defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” until FASB is able to redeliberate the matter. The deferral is not expected to have a material impact on the Corporation’s financial statements.

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

NOTE 9 - FAIR VALUE (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of September 30, 2012 and December 31, 2011, are summarized below:

	Fair Value Measurement
	at September 30, 2012 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$14,994	$-	$14,994	$-
Mortgage backed	16,151	-	16,151	-
Corporate bonds	4,070	-	4,070	-
CRA Mutual fund	1,504	-	1,504	-
Total available-for-sale investment securities	36,719	-	36,719	-

Residential loans held for sale	84,011	-	84,011	-
Derivative assets	2,034	-	-	2,034
Total Financial Assets-Recurring	$122,764	$-	$120,730	$2,034

Financial Liabilities-Recurring
Derivative liabilities	$1,922	$-	$-	$1,922
Total Financial Liabilities-Recurring	$1,922	$-	$-	$1,922

Financial Assets-Non-Recurring
Impaired loans (1)	$3,626	$-	$-	$3,626
Total Financial Assets-Non-Recurring	$3,626	$-	$-	$3,626

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

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the nine month periods ended September 30, 2012 and 2011.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended September 30,
	2012	2011
	(In Thousands)
Balance, beginning of period	$837	$348
Realized and unrealized gains (losses) included in earnings	(725)	283
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$112	$631

NOTE 9 - FAIR VALUE (Continued)

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Balance, beginning of period	$(61)	$280
Realized and unrealized gains (losses) included in earnings	173	351
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$112	$631

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at September 30, 2012:

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$2,034	Market pricing (3)	Estimated pullthrough	75% - 90%
Derivative liabilities	$1,922	Market pricing (3)	Estimated pullthrough	75% - 90%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$2,580	Appraisal of collateral (1)	Liquidation expenses (2)	20% - 30%
Impaired loans - Non-real estate secured	$1,046	Cash flow basis	Liquidation expenses (2)	10% - 20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented as a percent of the volume.

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

NOTE 9 - FAIR VALUE (Continued)

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at September 30, 2012, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$84,011	$4,820	$79,191

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

At September 30, 2012 and December 31, 2011, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$56,450	$56,450	$43,909	$43,909
Securities available-for-sale	36,719	36,719	45,837	45,837
Securities held-to-maturity	64,939	65,454	39,987	39,978
Restricted stock	2,824	2,824	3,665	3,665
Loans held for sale	84,011	84,011	95,126	95,126
Loans, net of allowance	578,571	603,502	557,662	540,682
Accrued interest receivable	7,241	7,241	6,071	6,071
Derivatives	2,034	2,034	1,256	1,256
Total financial assets	$832,789	$858,235	$793,513	$776,524

Financial liabilities:
Deposits	$705,782	$689,729	$645,013	$641,983
Short-term borrowings	26,770	26,782	59,904	60,190
Long-term borrowings	2,661	2,707	4,821	4,937
Subordinated debentures	6,186	6,242	6,186	6,242
Derivatives	1,922	1,922	1,317	1,317
Total financial liabilities	$743,321	$727,382	$717,241	$714,669

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $40.8 million and $17.9 million in outstanding commitments at September 30, 2012 and December 31, 2011, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $177.6 million and $123.1 million in unfunded lines of credit whose contract amounts represent credit risk at September 30, 2012 and December 31, 2011, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $6.9 million and $4.1 million at September 30, 2012 and December 31, 2011, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At September 30, 2012 and December 31, 2011 the balance in this account totaled $471 thousand and $327 thousand, respectively.

The mortgage division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The mortgage division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At September 30, 2012, December 31, 2011, and September 30, 2011, the balance in this reserve totaled $4.8 million, $2.6 million, and $2.4 million, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The following table shows the changes to the Allowance for Losses on Mortgage Loans Sold:

	Allowance for Losses on Mortgage Loans Sold
	Nine Months ended September 30,		Year ended
	2012	2011	December 31, 2011
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$2,616	$1,991	$1,991
Provision charged to operating expense	2,186	527	966
Recoveries	-	-	-
Charge-offs	-	(123)	(341)
Allowance for losses on mortgage loans sold - end of period	$4,802	$2,395	$2,616

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; continued challenging economic conditions or deterioration in general business and economic conditions and in the financial markets; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act, the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009; branch expansion plans; interest rates; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and commercial and residential real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At September 30, 2012, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to net income is recognized. At September 30, 2012, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At September 30, 2012, the Corporation’s assets totaled $849.3 million, compared to $809.8 million at December 31, 2011, an increase of $39.5 million. The increase in assets is attributable mainly to an increase in loans held for investment of $21.2 million and was funded by the increase in total deposits of $60.8 million. Also contributing to the growth in assets was an increase in investment securities of $15.8 million. Loans held for investment totaled $590.6 million at September 30, 2012 compared to $569.4 million at year end 2011, an increase of $21.2 million. The increase in loans is primarily attributable to a $2.7 million increase in commercial loans, an $11.2 million increase in commercial real estate – owner occupied loans, and an $8.8 million increase in residential real estate loans. The growth in these three categories of loans was partially offset by a $1.9 million decrease in real estate construction loans as well as a $556 thousand decrease in commercial real estate – non-owner occupied loans. At September 30, 2012, loans secured by real estate collateral comprised 76.6% of our total loan portfolio, with loans secured by commercial real estate contributing 48.6% of our total loan portfolio, loans secured by residential real estate contributing 23.3% and real estate construction loans contributing 4.7%. Loans held for sale totaled $84.0 million at September 30, 2012, compared to $95.1 million at December 31, 2011. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $705.8 million at September 30, 2012, compared to $645.0 million at December 31, 2011, which was an increase of $60.8 million. Noninterest-bearing deposits increased $78.9 million from $113.9 million at December 31, 2011 to $192.8 million at September 30, 2012, which was the primary contributor for the increase in deposits.

Net income for the third quarter of 2012 totaled $4.1 million compared to $3.1 million for the same period in 2011. Earnings per diluted share were $0.40 for the third quarter of 2012, compared to $0.30 per diluted share in the same period of 2011. The increase in earnings is primarily attributable to a $47.8 million increase in mortgage and brokered loan originations that increased mortgage segment pre-tax earnings from the comparable quarter by $1.0 million as well as a $278 thousand increase in interest and fees on loans coupled with a $477 thousand decrease in interest expense, due to the low rate environment and favorable changes in deposit mix.

Net income for the nine months ended September 30, 2012 totaled $11.5 million compared to $8.1 million for the same period in 2011. Earnings per diluted share were $1.11 for the first nine months of 2012, compared to $0.78 per diluted share in the same period of 2011. The increase in earnings is primarily attributable to a $256.0 million increase in mortgage and brokered loan originations that increased mortgage segment pre-tax earnings from the comparable period of the prior year by $6.0 million as well as a $1.4 million decrease in interest expense, due to the low rate environment and favorable changes in deposit mix, and a $1.5 million increase in interest and fee on loans.

Non-performing assets (“NPA”) totaled $3.6 million, or 0.43%, of total assets at September 30, 2012, down from $6.7 million, or 0.83%, of total assets at December 31, 2011. NPA are comprised solely of non-accrual loans at September 30, 2012.

We believe the economic recovery is continuing to strengthen and the labor market is improving. The unemployment rate for Fairfax County, Virginia at the end of September 2012 was 4.0% compared to 5.6% for the state of Virginia and 7.6% for the nation. The Northern Virginia Association of Realtors reports September Northern Virginia area home sales increased 9.13% while new pending homes sales rose 9.68% in comparison to the comparable periods in 2011. The Federal Open Market Committee reiterated at the October 2012 meeting that the target rate for federal funds will remain at 0 to 25 basis points, with expectation that economic conditions will warrant this range through mid-2015. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio while positively impacting loan origination volume. Despite the low rate environment, the Corporation’s net interest margin for the nine months ended September 30, 2012 increased to 3.95% from the September 30, 2011 percentage of 3.85%. While there is no certainty to the magnitude of any impact, an extended period of low interest rates, as presently forecasted by the Federal Reserve, is expected to have an adverse effect on the net interest margin yet serve as a catalyst to mortgage loan origination volume and related earnings.

While the trailing economic indicators in our market reflect an expanding and healthy economy, we remain cautious as to the macro-economic risks, many openly identified by the Federal Open Market Committee, including persistently high rates of unemployment and underemployment, adverse impact of the higher Federal Tax Rates, and automatic reductions of Federal Expenditures currently written into law that become effective January 1, 2013. As a consequence, we have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 – 2009. In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile: business-to-business and business-to-government companies with an annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses. With the aforementioned macro-economic uncertainty, we are finding most desirable clients and prospects carrying higher cash reserves and weary of increasing debt loads. These behaviors in our target market have elevated the levels of our short-term deposit balances while loan balance growth is muted by tepid utilization of loan commitments.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, and a CRA mutual fund. The portfolio does not have any non-agency mortgage backed securities or trust preferred securities.

At September 30, 2012 the fair value of the securities portfolio totaled $102.2 million, compared to $85.8 million at December 31, 2011. Included in the fair value totals are held-to-maturity securities with an amortized cost of $64.9 million (fair value of $65.5 million) and $40.0 million (fair value of $40.0 million) at September 30, 2012 and December 31, 2011, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semi-annually on FRB stock and the FHLB has declared quarterly dividends for each quarter in 2011 as well as the first three quarters of 2012.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $590.6 million at September 30, 2012 compared to $569.4 million at December 31, 2011, an increase of $21.2 million. Owner occupied commercial real estate loans increased $11.2 million, non-owner occupied commercial real estate loans decreased $556 thousand, residential real estate loans increased $8.8 million and real estate construction loans decreased $1.9 million. Additionally, commercial loans increased $2.7 million and consumer loans increased $1 million. The overall increase in loans reflects a continued improvement in loan demand by local businesses, as seen through the increase in commercial segments of the loan portfolio, and is principally due to improvement in economic conditions in Northern Virginia. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at September 30, 2012.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $182.8 million, representing 30.95% of the loan portfolio at September 30, 2012. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $104.4 million and representing 17.68% of the loan portfolio at September 30, 2012. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the second largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $137.3 million and comprised 23.25% of the loan portfolio as of September 30, 2012. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of September 30, 2012: home equity lines of credit, 20.0%; first trust mortgage loans, 68.7%; and junior trust loans, 11.3%.

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

Commercial Loans: Commercial Loans represented the third largest segment of the loan portfolio, totaling $134.5 million and representing 22.77% of the loan portfolio as of September 30, 2012. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $27.8 million and represented 4.71% of the loan portfolio as of September 30, 2012. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which was the smallest segment of the loan portfolio, totaled $3.8 million and represented 0.64% of the loan portfolio as of September 30, 2012. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the mortgage division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At September 30, 2012, LHFS at fair value totaled $84.0 million compared to $95.1 million at December 31, 2011.

The LHFS loans are closed by the Bank and held on average fifteen to thirty days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration. During the third quarter of 2012 we originated $283.8 million of loans processed in this manner, compared to $265.3 million in the second quarter of 2012 and $234.7 million for the third quarter of 2011. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender. The Bank is paid a fee for procuring and packaging brokered loans. We have historically brokered loans that do not conform to the products offered by the Bank. As of April 1, 2011 we began a phase out of brokering loans as a result of new disclosure and compensation regulations. This phase out is evidenced when comparing the first nine months of 2012 to the same period for 2011. Brokered loans accounted for 0.25%, or $2.0 million, of the total loan volume for the first nine months of 2012 compared to 6.0%, or $33.0 million, for the same period of 2011. The change pertaining to brokered loans has not had a material impact on our business.

Allowance for Loan Losses

The allowance for loan losses totaled $12.0 million at September 30, 2012 compared to $11.7 million at December 31, 2011. The allowance for loan losses was equivalent to 2.04% and 2.06% of total loans held for investment at September 30, 2012 and December 31, 2011, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At September 30, 2012 and December 31, 2011, the Bank had non-performing assets totaling $3.6 million and $6.7 million, respectively. Non-performing assets consist of non-accrual and restructured loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(Dollars In Thousands)
Non-accrual loans :
Commercial real estate - owner occupied	$-	$2,694
Commercial real estate - non-owner occupied	614	321
Residential real estate	1,966	2,249
Commercial	1,046	1,439
Real estate construction	-	-
Consumer	-	-
Total non-accrual loans	$3,626	$6,703

Other real estate owned ("OREO")	-	-

Total non-performing assets	$3,626	$6,703

Restructured loans included above in non-accrual loans	$766	$1,428

Ratio of non-performing assets to:
Total loans plus OREO	0.61%	1.18%

Total Assets	0.43%	0.83%

Accruing Past due loans:
90 or more days past due	$-	$-

At September 30, 2012 and December 31, 2011, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At September 30, 2012, deposits totaled $705.8 million compared to $645.0 million on December 31, 2011, an increase of $60.8 million. Savings and interest-bearing deposits increased $11.8 million from December 31, 2011 and totaled $193.8 million at September 30, 2012 as compared to $182.0 million at December 31, 2011. Time deposits decreased $30.0 million from $349.1 million at December 31, 2011 to $319.1 million at September 30, 2012. Noninterest-bearing deposits increased $78.9 million from $113.9 million at December 31, 2011 to $192.8 million at September 30, 2012. The growth in noninterest-bearing accounts is attributable to new accounts opened during the first nine months of 2012 as a result of our outreach to operating businesses and positive balance fluctuations of existing commercial accounts. The overall increase in deposits allowed the Corporation to decrease its borrowings which, coupled with other factors, contributed to the increase in net interest margin.

Shareholders’ Equity

Shareholders’ equity totaled $92.8 million at September 30, 2012 compared to $82.8 million at December 31, 2011. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

	September 30,	December 31,
	2012	2011
	(In Thousands)
Tier 1 Capital:
Common stock	$8,582	$8,511
Capital surplus	16,896	16,716
Retained earnings	67,189	57,529
Less: Net unrealized loss on equity securities	-	(2)
Subordinated debentures	6,000	6,000
Less: Dissallowed servicing assets	(80)	(110)
Total Tier 1 capital	98,587	88,644

Allowance for loan losses	8,368	7,788
Unrealized gain on available-for-sale equity securities	2	-
	8,370	7,788

Total risk based capital	$106,957	$96,432

Risk weighted assets	$665,276	$618,746

Quarterly average assets	$835,050	$821,995
			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	14.82%	14.33%	4.00%
Total risk based capital ratio	16.08%	15.59%	8.00%
Leverage ratio	11.81%	10.78%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2012 totaled $4.1 million or $0.40 diluted earnings per share. This compares with $3.1 million or $0.30 diluted earnings per share for the same quarter in 2011. The increase in net income for the three months ended September 30, 2012 as compared to the same period in 2011 is mainly attributable to the decrease in interest expense due to the decrease in borrowings as well as a favorable shift in noninterest-bearing accounts, coupled with an increase in interest and fees on loans.

Net income for the nine months ended September 30, 2012 totaled $11.5 million or $1.11 diluted earnings per share compared to $8.1 million or $0.78 diluted earnings per share for the same period in 2011. The increase in earnings for the nine months ended September 30, 2012 is attributable to a $1.5 million increase in interest and fees on loans and a decrease in interest expense of $1.4 million as well as increased earnings from the mortgage banking segment driven by an increase in loan origination volume.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $8.0 million for the three months ended September 30, 2012 compared to $7.2 million for the same period in 2011. The increase in net interest income is primarily due to lower funding costs and changes in the composition of earning assets. The annualized yield on earning assets was 4.54% for the quarter ended September 30, 2012 when compared to 4.95% for the quarter ended September 30, 2011. The variance in the annualized yield on earning assets is primarily attributable to a $58.8 million increase in average loans held for investment, which more than offset a decrease in the rate earned by the loan portfolio from 5.89% for the quarter ended September 30, 2011 to 5.33% for the same period in 2012. The cost of interest-bearing deposits and borrowings decreased from 1.23% for the quarter ended September 30, 2011 to 0.84% for the quarter ended September 30, 2012. Net interest margin was 3.95% for the quarter ended September 30, 2012 compared to 4.02% for the same period in 2011.

Net interest income before the provision for loan losses totaled $23.6 million for the first nine months of 2012 compared to $20.6 million for the same period in 2011. The annualized yield on earning assets for the first nine months of 2012 was 4.61% compared to 4.85% for the same period in 2011. The cost of interest-bearing deposits and borrowings for the first nine months of 2012 was 0.90% compared to 1.28% for the same period in 2011 as most of the segments of deposits and borrowings bore a lower rate of interest in 2012 than in 2011. Net interest margin was 3.95% for the first nine months of 2012 compared to 3.85% for the same period in 2011.

Volume and Rate Analysis

The following tables present for the periods indicated the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended September 30,
	2012 compared to 2011
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$31	$76	$(45)
Loans held for sale	227	374	(147)
Loans	51	821	(770)
Interest-bearing deposits	(13)	(9)	(4)
Total increase (decrease) in interest income	296	1,262	(966)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(50)	8	(58)
Money market deposit accounts	(31)	16	(47)
Savings accounts	-	-	-
Time deposits	(65)	178	(243)
Total interest-bearing deposits	(146)	202	(348)
FHLB Advances	8	4	4
Securities sold under agreements to repurchase	(8)	(4)	(4)
Other short-term borrowings	(9)	(5)	(4)
Long-term borrowings	(26)	(28)	2
FDIC term note	(299)	(150)	(149)
Subordinated debentures	3	-	3
Total increase (decrease) in interest expense	(477)	19	(496)

Increase (decrease) in net interest income	$773	$1,243	$(470)

	Nine Months Ended September 30,
	2012 compared to 2011
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$81	$(108)	$189
Loans held for sale	897	1,166	(269)
Loans	607	2,876	(2,269)
Interest-bearing deposits	(35)	(29)	(6)
Total increase (decrease) in interest income	1,550	3,905	(2,355)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(12)	75	(87)
Money market deposit accounts	(111)	40	(151)
Savings accounts	(1)	-	(1)
Time deposits	(289)	529	(818)
Total interest-bearing deposits	(413)	644	(1,057)
FHLB Advances	(3)	(14)	11
Securities sold under agreements to repurchase	(25)	(13)	(12)
Other short-term borrowings	(114)	(57)	(57)
Long-term borrowings	(71)	(77)	6
FDIC term note	(794)	(577)	(217)
Subordinated debentures	11	-	11
Total increase (decrease) in interest expense	(1,409)	(94)	(1,315)

Increase (decrease) in net interest income	$2,959	$3,999	$(1,040)

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
	September 30, 2012			September 30, 2011
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$104,901	$528	2.01%	$90,258	$497	2.20%
Loans held for sale	87,355	818	3.75%	49,641	591	4.76%
Loans(1)	586,060	7,814	5.33%	527,258	7,763	5.89%
Interest-bearing balances and federal funds sold	30,303	12	0.16%	50,509	25	0.20%
Total interest earning assets	808,619	9,172	4.54%	717,666	8,876	4.95%
Noninterest earning assets:
Cash and due from banks	12,110			10,373
Premises, land and equipment	8,486			8,747
Other assets	18,018			13,374
Less: allowance for loan losses	(12,103)			(11,235)
Total noninterest earning assets	26,511			21,259
Total Assets	$835,130			$738,925

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$70,637	$35	0.20%	$64,155	$85	0.53%
Money market deposit accounts	118,330	115	0.39%	105,718	146	0.55%
Savings accounts	2,600	1	0.15%	2,962	1	0.14%
Time deposits	337,519	938	1.11%	281,723	1,003	1.42%
Total interest-bearing deposits	529,086	1,089	0.82%	454,558	1,235	1.09%
Borrowings:
FHLB Advances	5,557	11	0.79%	2,935	3	0.41%
Securities sold under agreements to repurchase and federal funds purchased	26,946	9	0.13%	37,627	17	0.18%
Other short-term borrowings	-	-	0.00%	7,183	9	0.50%
FHLB Long-term borrowings	2,949	28	3.80%	5,913	54	3.65%
FDIC Term Note	-	-	0.00%	29,999	299	3.99%
Subordinated Debentures	6,186	56	3.62%	6,186	53	3.43%
Total borrowings	41,638	104	1.00%	89,843	435	1.94%
Total interest-bearing deposits and borrowings	570,724	1,193	0.84%	544,401	1,670	1.23%
Noninterest-bearing liabilities:
Demand deposits	160,787			107,746
Other liabilities	11,413			8,566
Total liabilities	742,924			660,713
Shareholders' Equity	92,206			78,212
Total Liabilities and Shareholders' Equity:	$835,130			$738,925

Interest Spread(2)			3.70%			3.72%

Net Interest Margin(3)		$7,979	3.95%		$7,206	4.02%

(1) Loans placed on nonaccrual status are included in loan balances

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Nine Months Ended
	September 30, 2012			September 30, 2011
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Securities	$107,545	$1,791	2.22%	$114,517	$1,710	1.99%
Loans held for sale	74,929	2,179	3.88%	36,068	1,282	4.74%
Loans(1)	578,014	23,493	5.42%	510,177	22,886	5.98%
Interest-bearing balances and federal funds sold	36,108	62	0.23%	53,002	97	0.24%
Total interest-earning assets	796,596	27,525	4.61%	713,764	25,975	4.85%
Noninterest-earning assets:
Cash and due from banks	10,159			11,297
Premises, land and equipment	8,563			8,847
Other assets	16,926			13,394
Less: allowance for loan losses	(11,952)			(10,876)
Total noninterest-earning assets	23,696			22,662
Total Assets	$820,292			$736,426

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$65,805	$126	0.26%	$37,153	$138	0.50%
Money market deposit accounts	122,543	385	0.42%	112,893	496	0.59%
Savings accounts	2,612	3	0.15%	2,905	4	0.18%
Time deposits	341,732	2,998	1.17%	289,871	3,287	1.51%
Total interest-bearing deposits	532,692	3,512	0.88%	442,822	3,925	1.18%
Borrowings:
FHLB Advances	8,023	39	0.65%	11,308	42	0.50%
Securities sold under agreements to repurchase and federal funds purchased	26,717	28	0.14%	36,935	53	0.19%
Other short-term borrowings	-	-	0.00%	25,389	114	0.60%
FHLB Long-term borrowings	3,649	100	3.65%	6,462	171	3.53%
FDIC Term Note	4,818	98	2.71%	29,999	892	3.96%
Subordinated Debentures	6,186	169	3.64%	6,186	158	3.41%
Total borrowings	49,393	434	1.17%	116,279	1,430	1.64%
Total interest-bearing deposits and borrowings	582,085	3,946	0.90%	559,101	5,355	1.28%
Noninterest-bearing liabilities:
Demand deposits	136,614			94,297
Other liabilities	12,696			7,254
Total liabilities	149,310			101,551
Shareholders' Equity	88,897			75,774
Total Liabilities and Shareholders' Equity:	$820,292			$736,426

Interest Spread(2)			3.70%			3.58%

Net Interest Margin(3)		$23,579	3.95%		$20,620	3.85%

(1) Loans placed on nonaccrual status are included in loan balances

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $12.7 million for the third quarter of 2012 compared to $10.7 million for the same period in 2011. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $17.5 million for the three month period ended September 30, 2012, compared to $11.8 million for the same period of 2011. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended September 30, 2012, the Bank’s mortgage segment originated $284.3 million in mortgage and brokered loans, up from $236.6 million for the same period in 2011. For the three months ended September 30, 2012, other income reflected a loss of $4.9 million, as compared to a $1.3 million loss for the three months ended September 30, 2011, due mainly to a realized loss relating to hedging activities associated with loans held for sale. Our hedging activities are designed to insulate the net gain on sale margins from movements of interest rates during the mortgage loan origination and delivery process. When losses are recognized on instruments used to hedge interest rate risk, the value of the loans being hedged increase proportionately resulting in higher realized gains on sale income.

Noninterest income was $38.6 million for the first nine months of 2012 compared to $24.6 million for the same period in 2011. Gains on the sale of loans totaled $43.2 million for the nine month period ended September 30, 2012, compared to $24.7 million for the same period of 2011. During the nine months ended September 30, 2012, the Bank’s mortgage segment originated $808.0 million in mortgage and brokered loans, up from $552.0 million for the same period in 2011. For the nine months ended September 30, 2012, other income reflected a loss of $5.1 million, as compared to a $1.2 million loss for the nine months ended September 30, 2011, due mainly to a realized loss relating to hedging activities associated with loans held for sale.

Noninterest Expense

Noninterest expense totaled $14.1 million for the three months ended September 30, 2012, compared to $12.4 million for the same period in 2011, an increase of $1.7 million. Salaries and employee benefits totaled $8.0 million for the three months ended September 30, 2012, compared to $7.0 million for the same period last year. The increase in salary and employee benefits is attributable mainly to new hires for the banking and mortgage segments as well as the wealth management division. Other operating expenses totaled $5.3 million for the three months ended September 30, 2012, compared to $4.8 million for the same period in 2011.

Noninterest expense totaled $42.2 million for the nine months ended September 30, 2012, compared to $31.8 million for the same period in 2011, an increase of $10.4 million. Salaries and employee benefits totaled $23.8 million for the nine months ended September 30, 2012, compared to $18.2 million for the same period last year. The increase in salary and employee benefits is attributable mainly to new hires for the banking and wealth management division as well as an increase in volume related compensation in the mortgage banking segment. Other operating expenses totaled $16.5 million for the nine months ended September 30, 2012, compared to $11.6 million for the same period in 2011. This increase is also primarily due to volume related expenses associated with an increase in mortgage loan production.

Management fee expense for the Bank’s mortgage division increased $2.5 million in the first nine months of 2012 from the first nine months of 2011 due to the increase in mortgage division production. Advertising and promotional expense increased $580 thousand for the nine months ended September 30, 2012, compared to the same period in 2011. Provision for losses on mortgage loans sold increased $1.7 million for the nine months ended September 30, 2012 compared to the same period in 2011 due in part to the increase in mortgage loan volume as well as pending and unresolved investor claims that we expect to resolve in the ordinary course of business within the established reserve levels.

The table below provides the composition of other operating expenses.

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)

Management fees	$4,282	$1,779
Advertising and promotional	2,433	1,853
Provision for losses on mortgage loans sold	2,186	527
Investor fees	941	593
Business and franchise tax	548	462
Data processing	462	370
Accounting and auditing	459	403
Consulting fees	389	317
Credit report	317	217
FDIC insurance	261	535
Director fees	220	144
Publication and subscription	201	121
Office supplies-stationary print	192	142
Stock option expense	186	165
Legal fees	175	348
Verification Fees	174	122
CDARS fee expense	167	166
Telephone	167	167
SBA guarantee fee	144	90
Regulatory examinations	141	145
Appraisal Fees	140	90
Education and training	138	84
Postage	111	106
Loan and collection	110	492
Other settlement fees	94	73
Other	1,833	2,095
	$16,471	$11,606

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At September 30, 2012, overnight interest-bearing balances totaled $43.4 million and unpledged available-for-sale investment securities totaling approximately $36.2 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of September 30, 2012, the portfolio of CDARS and wholesale deposits totaled $205.7 million compared to $223.6 million and $194.5 million at December 31, 2011 and September 30, 2011, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At September 30, 2012, the Bank had a line of credit with the FHLB totaling $252.1 million and had outstanding $3.2 million in term loans at fixed rates ranging from 2.93% to 4.97% leaving $248.9 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. In the first quarter of 2012, the Bank paid off the senior unsecured term note guaranteed by the FDIC under the Temporary Liquidity Guarantee program of $30.0 million issued in February 2009. In the first half of 2011, the Bank also issued commercial paper to corporate clients as an overnight investment vehicle. With the repeal of Regulation D that went into effect in the third quarter of 2011, the Bank discontinued issuing commercial paper and replaced it with a commercial interest-bearing deposit account. This change was primarily responsible for the elimination of any balance in other short-term borrowings as reflected in the table below. As of September 30, 2012, outstanding repurchase agreements totaled $26.3 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at September 30, 2012, these lines totaled $60.4 million and were available as an additional funding source. The Corporation also has $6.2 million in subordinated debentures to support the capital needs of the Bank.

The following table presents the composition of borrowings at September 30, 2012 and December 31, 2011 and for the periods indicated.

Borrowed Funds Distribution

	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011

	(Dollars In Thousands)
Borrowings:
FHLB advances	$500	$-
FHLB long-term borrowings	2,661	4,821
Securities sold under agreements to repurchase and federal funds purchased	26,270	29,904
Subordinated debentures	6,186	6,186
FDIC term note	-	30,000
Total at period end	$35,617	$70,911

	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011

	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB advances	$8,023	$8,458
FHLB long-term borrowings	3,649	6,196
Securities sold under agreements to repurchase and federal funds purchased	26,717	36,612
Other short-term borrowings	-	20,681
Subordinated debentures	6,186	6,186
FDIC term note	4,818	30,081
Total average balance	$49,393	$108,214

Average rate paid on all borrowed funds	1.17%	1.71%

Management believes the Corporation is well positioned with liquid assets, the ability to generate liquidity through liability funding and the availability of borrowed funds, to meet the liquidity needs of depositors and customers’ borrowing needs. The Corporation’s ability to maintain sufficient liquidity may be affected by numerous factors, including economic conditions nationally and in our markets. Depending on the Corporation’s liquidity levels, its capital position, conditions in the capital markets and other factors, the Corporation may from time to time consider the issuance of debt, equity or other securities, or other possible capital markets transactions, the proceeds of which could provide additional liquidity for its operations.

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at September 30, 2012 and December 31, 2011, assuming budgeted growth in the balance sheet. According to the model run for the nine month period ended September 30, 2012, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 5.64%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings September 30, 2012	Hypothetical Percentage Change in Earnings December 31, 2011
3.00%	17.08%	15.41%
2.00%	11.43%	10.22%
1.00%	5.64%	4.98%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the third quarter of 2012 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

July 1 - July 31, 2012	-	$-	-	830,235
August 1 - August 31, 2012	-	-	-	830,235
September 1 - September 30, 2012	-	-	-	830,235
	-	$-	-	830,235

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))

3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1.1 to Form 10-Q filed August 15, 2011 (file number 000-49929))

3.2	Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))

4.0	Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation’s total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.11	Termination Agreement between Access National Bank and Charles Wimer, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.11 to Form 10-Q filed August 14, 2012 (file number 000-49929))

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: November 14, 2012	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

