Form 10-K
period 2012-12-31
ACCESS NATIONAL CORP
filed 2013-03-18
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $98,279,618.

As of March 14, there were 10,325,104 shares of Common Stock, par value $0.835 per share, of Access National Corporation issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 21, 2013, are incorporated by reference in Part III of this Form 10-K.

Access National Corporation

FORM 10-K

PART I

In addition to historical information, the following report contains forward-looking statements that are subject to risks and uncertainties that could cause Access National Corporation’s actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of the report. For discussion of factors that may cause our actual future results to differ materially from those anticipated, please see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

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

The Bank is the primary operating business of the Corporation. The Bank provides credit, deposit, mortgage services and wealth management services to middle market commercial businesses and associated professionals, primarily in the greater Washington, D.C. Metropolitan Area. The Bank was organized under federal law in 1999 as a national banking association to engage in a general banking business to serve the communities in and around Northern Virginia. Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and associated individuals. The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels. The various operating and non-operating entities that support the Corporation’s business directly and indirectly are listed below:

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
(“ANMC” or the “Mortgage Corporation”)

During 2011 the Bank closed the Mortgage Corporation and all mortgage banking activities were transferred to the Bank under a separate business division of the Bank (the “Mortgage Division”). The Mortgage Corporation ceased conducting new business on July 1, 2011 and was dissolved in the second quarter of 2012.

Access Real Estate L.L.C	ANB	2003

Access Real Estate was formed to acquire and hold title to real estate for the Corporation. Access Real Estate owns a 45,000 square foot, three story office building located at 1800 Robert Fulton Drive in Reston, Virginia that serves as the corporate headquarters for the Corporation, Bank, Mortgage Division, Access Real Estate, Capital Fiduciary Advisors, and Access Investment Services. Access Real Estate also owns vacant land in Fredericksburg that was purchased for future expansion of the Bank.

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
Savings / Money Market
Accounts
Certificates of Deposit
Residential Mortgage Loans
Asset Secured Loans
Loans for Business Investment
Construction Loans
Lot & Land Loans
Investment Management
Financial Planning
Retirement Account Services
Qualified Plans

Bank revenues are derived from interest and fees received in connection with loans, deposits, and investments. Interest paid on deposits and borrowings are the major expenses, followed by administrative and operating expenses. Revenues from the Mortgage Division consist primarily of gains from the sale of loans and loan origination fees. Major expenses of the Mortgage Division consist of personnel, advertising, and other operating expenses. Revenue generated by the Bank (excluding the Mortgage Division) totaled $38.6 million in 2012. The Mortgage Division contributed $54.3 million; others contributed $2.7 million prior to inter-company eliminations. In 2012, the Bank’s pre-tax earnings amounted to 51.8% of the Corporation’s total income before taxes and the Mortgage Division and others contributed the remaining 48.2%.

The economy, interest rates, monetary and fiscal policies of the federal government, and regulatory policies have a significant influence on the Corporation, the Bank, the Mortgage Division, ACM, and the banking industry as a whole. The economy shows signs of gradual improvement with the national unemployment rate dropping from 8.3% in January, 2012 to 7.9% in January, 2013. The January 2013 statement of the Federal Open Market Committee (“FOMC”) projected the federal funds rate to remain at zero percent to 0.25% as long as the unemployment rate remains above 6.5%. The continued low rate environment will help to keep mortgage rates low, which is favorable for mortgage originations, but will continue to stress net interest margins.

The effect of the sequestration cuts which began on March 1, 2013 has yet to be determined as much is still unknown as to the length or depth of reductions that will impact our geographical area.

The Bank operates from five banking centers located in Virginia: Chantilly, Tyson’s Corner, Reston, Leesburg and Manassas, and online at www.accessnationalbank.com. Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities.

The Mortgage Division specializes in the origination of conforming and government insured residential mortgages to individuals in the greater Washington, D.C. Metropolitan Area, the surrounding areas of its branch locations, outside of its local markets via direct mail solicitation, and otherwise. The Mortgage Division has established offices throughout Virginia; in Fairfax, Reston, Roanoke, and McLean. Offices outside the state of Virginia include New Smyrna Beach in Florida, Nashville in Tennessee, Denver in Colorado, Indianapolis in Indiana, Atlanta in Georgia, and San Antonio in Texas. During 2012, the Mortgage Division closed its offices in Crofton, Maryland and Winchester, Massachusetts.

The following table details the geographic distribution of the real estate collateral securing mortgage loans originated by the Mortgage Division in the periods indicated. The individually named states are those in which the Mortgage Division had a physical presence during the periods described. In addition to making loans for purchases within its markets, the Mortgage Division makes loans to borrowers for second homes located elsewhere, as well as utilizes direct mail to solicit loans outside its local markets, which accounts for the “Other States” category. Percentages are of the total dollar value of originations, as opposed to the number of originations.

	Loan Origination By State
	Year Ended December 31,
	Offices	2012	2011	2010

COLORADO	1	6.11%	4.56%	3.92%
FLORIDA	1	2.92%	2.40%	0.00%
GEORGIA	1	4.37%	4.90%	4.06%
INDIANA	1	12.75%	9.15%	8.22%
MASSACHUSETTS	0	0.00%	2.30%	2.69%
MARYLAND	4	7.54%	9.15%	8.85%
TENNESSEE	1	5.02%	5.23%	5.60%
TEXAS	1	5.18%	4.86%	4.45%
VIRGINIA	6	21.36%	20.12%	27.92%
	16	65.25%	62.67%	65.71%
Other States		34.75%	37.33%	34.29%
		100.00%	100.00%	100.00%

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

Our core competency is judgmental discipline of commercial lending based upon our personnel and practices that help our clients strategize and grow their businesses from a financial perspective. As financial success takes hold in the business, personal goals and wealth objectives of the business owners become increasingly important. Our second competency is a derivative of the first. We have the personnel, skills and strategy and know how to provide private banking services that assist our individual clients to acquire assets, build wealth, and manage their resources. Mortgage banking and the related activities in our model go hand-in-hand with supplying effective private banking services. Unlike most banking companies, the heart of our Mortgage Division is ingrained into our commercial bank, serving the same clients side-by-side in a coordinated and seamless fashion. We believe that lending is not enough in today’s environment to attract and retain commercial and professional clients. The credit services must be backed up by competitive deposit and cash management products and operational excellence. We have made significant investments in skilled personnel and the latest technology to ensure we can deliver these services.

We generally expect to have fewer branch locations compared to similar size banking companies. We do not view our branch network as a significant determinant of our growth. Our marketing strategies focus on benefits other than branch location convenience.

The goal was and is to generate 70-80% of the Corporation’s net income from the core business of the Bank, with the rest of our consolidated net income to be generated from related fee income activities. Due to the low interest rate environment in 2012, the Mortgage Division’s contribution to net income exceeded expectations thereby reducing the net income generated by the core business of the Bank to 53% of the Corporation’s net income. We will consider entering other related fee income businesses that serve our target market as opportunities, market conditions, and our capacity dictate. See Note 17 to the consolidated financial statements for additional information on segment performance.

We expect to grow our Bank by continuing to hire and train our own skilled personnel. We provide a sound infrastructure that facilitates the success of businesses, their owners and key personnel, not only today but tomorrow and on into the ensuing decades. We will consider growth by careful acquisition; however, that is not our primary focus.

Lending Activities

The Bank’s lending activities involve commercial real estate loans both owner occupied and non-owner occupied, residential real estate loans, commercial loans, commercial and real estate construction loans, home equity loans, and consumer loans. These lending activities provide access to credit to small and medium sized businesses, professionals, and consumers in the greater Washington, D.C. Metropolitan Area. Loans originated by the Bank are classified as loans held for investment. The Mortgage Division originates residential mortgages and home equity loans that are held on average fifteen to forty-five days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration. In the past, when the Mortgage Division was a separate subsidiary of the Bank, the Bank would, in certain circumstances, purchase adjustable rate mortgage loans in the Bank’s market area directly from the Mortgage Corporation to supplement loan growth in the Bank’s portfolio.   The Bank did not retain any loans originated by the Mortgage Division for said purpose in 2012 but may retain loans in the future if management believes doing so would assist in achieving the Corporation’s strategic goals. Loans held in the Bank’s portfolio at December 31, 2012 resulting from the Mortgage Division’s inability to sell the loan to a third party totaled $1.7 million. The Mortgage Division also brokers certain loans that do not conform to their existing products.  Each of our principal loan types are described below.

At December 31, 2012 loans held for investment totaled $617.0 million compared to $569.4 million at year end 2011. The Bank continued to experience growth in both Commercial Real Estate Loans and Commercial Loans reflecting continued improvement in the local economic conditions.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan, in general, the Bank’s lending limit to any one borrower on loans that are not fully secured by readily marketable or other permissible collateral is equal to 15% of the Bank’s capital and surplus. Permissible collateral consists of: inventory, accounts receivable, general intangibles, equipment, real estate, marketable securities, cash, and vehicles. The Bank has established relationships with correspondent banks to participate in loans when loan amounts exceed the Bank’s legal lending limits or internal lending policies. At December 31, 2012 unsecured loans were comprised of $2.2 million in commercial loans and approximately $142 thousand in consumer loans and collectively equal approximately 0.4% of the loans held for investment portfolio.

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

The Bank does not currently hold any pay option adjustable rate mortgages, loans with teaser rates, subprime loans, Alt A loans or any other loans considered to be “high-risk loans” in its loans held for investment portfolio, and did not during 2012, 2011, or 2010. The Mortgage Division does not currently originate any subprime loans or Alt A loans, did not originate such loans in 2012, 2011 or 2010, and does not expect to offer these programs in the future.

Loan Portfolio – Loans Held for Investment.  The following outlines the composition of loans held for investment.

Commercial Real Estate Loans-Owner Occupied: Loans in this category represent 29.60% of our loan portfolio held for investment, as of December 31, 2012. This category represents loans supporting an owner occupied commercial property. Repayment is dependent upon the cash flows generated by operation of the commercial property. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans-Non-Owner Occupied: Also known as Commercial Real Estate Loans-Income Producing. Loans in this category represent 17.38% of our loan portfolio held for investment, as of December 31, 2012. This category includes loans secured by commercial property that is leased to third parties and loans to non-profit organizations such as churches and schools. Also included in this category are loans secured by farmland and multifamily properties. Repayment is dependent upon the cash flows generated from rents or by the non-profit organization. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties, generally extended to existing consumers of other Bank products, and represents 23.43% of the loan portfolio, as of December 31, 2012. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 20.13%; First Trust Mortgage Loans 68.71%; Loans Secured by a Junior Trust 11.16%.

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

Loans in the Residential Real Estate portfolio are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and Board of Directors and includes analysis of: repayment source and capacity, value of the underlying property, credit history, savings pattern, and stability.

Commercial Loans: Commercial Loans represent 24.21% of our loan portfolio held for investment as of December 31, 2012. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor’s(s’) ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 4.87% of our held for investment loan portfolio as of December 31, 2012. These loans generally fall into one of four circumstances: loans to construct owner occupied commercial buildings, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers, and loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal borrowers. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications, and time frames.

Consumer Loans: Consumer Loans make up approximately 0.51% of our loan portfolio as of December 31, 2012. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and Board of Directors: repayment source and capacity, collateral value, credit history, savings pattern, and stability.

Loans Held for Sale (“LHFS”). Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. In 2012, we originated $1.1 billion of loans processed in this manner, up from $797.0 million in 2011. At December 31, 2012 loans held for sale totaled $111.5 million compared to $95.1 million at year end 2011. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. In 2012, we originated a total volume of $1.8 million in residential mortgage loans under this type of delivery method compared to $34.6 million in 2011. Brokered loans accounted for .2% and 4.2% of the total loan volume of the Mortgage Division at December 31, 2012 and 2011, respectively. The risks associated with this activity are limited to losses or claims arising from fraud.

Deposits

Deposits are the primary source of funding loan growth. At December 31, 2012 deposits totaled $671.5 million compared to $645.0 million on December 31, 2011.

Market Area

The Corporation, the Bank, the Mortgage Division, and ACM are headquartered in Fairfax County and primarily serve the Northern Virginia region and the Greater Washington, D.C. Metropolitan Area. We believe that the economic conditions in Fairfax County provide a reasonable proxy for economic conditions across our primary market, the greater Washington, D.C. Metropolitan Area. Fairfax County is a diverse and thriving urban county. As per the 2011 Census, the population of the county was 1,100,692 making it the most populous jurisdiction in the Commonwealth of Virginia, with about 13.6% of Virginia's population. The proximity to Washington, D.C. and the influence of the federal government and its spending provides somewhat of a recession shelter for the area. Virginia receives a large amount of federal procurement dollars second only to California, and Fairfax County ranks the highest among the counties in Virginia receiving federal procurement money. Forbes Magazine has ranked Virginia number 1 or number 2 among the best states for businesses in each of the last 7 years due to a pro-business regulatory climate. The U.S. Census Bureau and the Fairfax County government provide the following information about current economic conditions and trends in Fairfax County.

The median sales price of new single-family homes in Fairfax County that sold in January through November, 2012 was $1,055,000, an increase of 20.1% compared to the 2011 median of $878,333.

The commercial office vacancy rate in Fairfax County at year end 2012 was 19.5%, up from 18.3% at year end 2011. The increase in vacancy rates is partially attributable to space vacated by the military and government as a result of the Defense Base Realignment and Closure Commission initiatives as well as uncertainty due to the fiscal cliff during 2012. Building permits in Fairfax County have continued to decline since 2010, from a 847 in 2010 to 799 in 2011 and 706 in 2012. While vacancy rates and building permits are common measures of the general health of the real estate industry, we have not discerned any material correlation between such measures and the performance of our loan portfolio.

At December 31, 2012 and 2011, the Bank had approximately $107.2 million and $105.0 million, respectively in non-owner occupied income producing commercial real estate loans. The properties securing these loans are generally small office buildings and industrial properties located in our trade area with less than ten tenants. Income producing property loans are underwritten with personal and business guarantees that provide secondary sources of repayment and mitigate market risk factors.

The unemployment rate for Fairfax County was 3.7% in December 2012 compared to 5.6% for the state of Virginia and 7.8% for the nation. At December 31, 2011 the unemployment rate for Fairfax County was 4.2%, 6.1% for the state of Virginia and 8.5% for the nation.

The median household income in Fairfax County was $108,439 in 2012 up from $105,241 in 2011 and $103,010 in 2010.

As mentioned previously, the effect of sequestration cuts which began on March 1, 2013 has yet to be determined as to the impact to our market area.

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

Employees

At December 31, 2012 the Corporation had 305 employees, 109 of whom were employed by the Bank (excluding the Mortgage Division), 188 of whom were employed by the Mortgage Division, and 8 of whom were employed by the wealth management subsidiaries. None of the employees of the Corporation are subject to a collective bargaining agreement. Management considers employee relations to be good.

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

General. The financial crisis of 2008, the threat of collapse of numerous financial institutions, and other recent events have led to the adoption of numerous new laws and regulations that apply to and focus on financial institutions. As a result of these regulatory reforms, the Corporation is experiencing a period of rapidly changing regulations. These regulatory changes could have a significant impact on how the Corporation conducts its business. The specific implications of these new laws and regulations cannot yet be predicted and will depend to a large extent on the specific regulations that are adopted in the coming months and years. As a public company, the Corporation is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, the filing of annual, quarterly, and other reports with the SEC. The Corporation is also required to comply with other laws and regulations of the SEC applicable to public companies.

As a national bank, the Bank is subject to regulation, supervision, and regular examination by the Comptroller. The prior approval of the Comptroller or other appropriate bank regulatory authority is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (“CRA”) and fair housing initiatives, and the effectiveness of the subject organizations in combating money laundering activities. Each depositor’s account with the Bank is insured by the FDIC to the maximum amount permitted by law. The Bank is also subject to certain regulations promulgated by the FRB and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by federal banking law.

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

The Sarbanes-Oxley Act. When enacted in 2002, the Sarbanes-Oxley Act (SOX) provided for major reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Exchange Act, including the Corporation. Section 404(a) of the SOX required public companies to include in their annual reports on Form 10-K an assessment from management of the effectiveness of the company’s internal control over financial reporting, and Section 404(b) of the SOX required the company’s auditor to attest to and report on management’s assessment. SOX sets out enhanced requirements for audit committees including independence and expertise, includes stronger requirements for auditor independence by limiting the types of non-audit services that auditors can provide, and contains additional and increased civil and criminal penalties for violations of securities laws. Effective with the filing of this annual report, the Corporation is required to file as an accelerated filer as our public float has exceeded the $75 million threshold.

The Bank Holding Company Act. The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond (”FRB”). A bank holding company is required to obtain the approval of the FRB before making certain acquisitions or engaging in certain activities. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

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

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain restrictions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate or issue a guarantee, acceptance or letter of credit on behalf of an affiliate, as long as the aggregate amount of such transactions of a bank and its subsidiaries with its affiliates does not exceed 10 percent of the capital stock and surplus of the bank on a per affiliate basis or 20 percent of the capital stock and surplus of the bank on an aggregate affiliate basis. In addition, such transactions must be on terms and conditions that are consistent with safe and sound banking practices. In particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. Additionally, the Corporation and its subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services.

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

The Dodd-Frank Act.   On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, and among other things includes the following:

•	Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws.

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries.

•	Permanently increases the deposit insurance coverage to $250 thousand and provided unlimited federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions through December 31, 2012, and allows depository institutions to pay interest on business checking accounts starting July 2011.

•	Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the Deposit Insurance Fund (“DIF’), and increases the floor of the size of the DIF.

•	Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its subsidiaries, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Corporation and the Bank could require the Corporation and the Bank to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its common stock. As a bank holding company, the Corporation is a separate legal entity from the Bank. Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank. The amount of dividends that may be paid by the Bank depends upon the Bank’s net income and capital position and is limited by federal and state law, regulations, and policies. In addition to specific regulations governing the permissibility of dividends, both the FRB and the Virginia Bureau of Financial Institutions are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Bank would be an unsafe and unsound banking practice. The Corporation meets all regulatory requirements and began paying dividends in February 2006. The Corporation paid dividends totaling $9.8 million in 2012, which includes the special, non-routine cash dividend of $0.70 per share discussed in more detail under “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Capital Requirements. The FRB, the Comptroller, and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the Basel III Capital Accords. These capital adequacy regulations are based upon a risk-based capital determination, whereby a bank holding company’s capital adequacy is determined in light of the risk, both on and off-balance sheet, contained in the company’s assets. Different categories of assets are assigned risk weightings and are counted at a percentage of their book value.

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

The FRB, the Comptroller, and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2012, the Corporation and Bank both met all applicable capital requirements imposed by regulation.

Under the FDICIA, there are five capital categories applicable to insured institutions, each with specific regulatory consequences. If the appropriate federal banking agency determines, after notice and an opportunity for hearing, that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition. The Comptroller has issued regulations to implement these provisions. Under these regulations, the categories are:

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

As of December 31, 2012, both the Corporation and the Bank were considered “well capitalized.”

Basel III Capital Framework. In June 2012, the federal bank regulatory agencies proposed (i) rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision, and (ii) rules for calculating risk-weighted assets. The federal bank regulatory agencies have delayed the implementation of Basel III and the new risk-weighted assets calculations to consider comments received on the proposed rules. The timing for the agencies’ publication of revised proposed rules regarding or final rules to implement Basel III and the new risk-weighted assets calculation is uncertain. Basel III, when implemented by the federal banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III capital framework is anticipated to, among other things, (i) introduce as a new capital measure "Common Equity Tier 1" (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations.

When fully phased in Basel III would require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III will provide for a "countercyclical capital buffer," generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The buffer would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III capital framework is also expected to provide for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 are currently expected to be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin at 0.625% and be phased in over a four-year period (increasing by that amount each year until it reaches 2.5%).

In connection with proposing rules to adopt the Basel III capital framework, the federal banking agencies also proposed revisions to the general rules for calculating a banking organization’s total risk-weighted assets (the denominator for risk-based capital ratios) (such revisions, the “Standardized Approach”). If adopted as proposed, the Standardized Approach would modify the risk-weightings that are applied to many classes of assets held by community banks, including, importantly, the application of higher risk-weightings to certain “higher risk” mortgage loans and commercial real estate loans that are frequently held in a community bank’s loan portfolio.

The regulations ultimately implemented may be substantially different from the Basel III proposed rules that were issued in June 2012. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

Deposit Insurance. The Bank's deposits are insured up to applicable limits by the DIF of the FDIC. In November 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Act that provides for unlimited insurance coverage of certain noninterest-bearing accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage was available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. On December 31, 2012, the unlimited insurance coverage for noninterest-bearing transaction accounts expired. Depositors are now limited to the insurance thresholds established by the FDIC.

The FDIC has set a designated reserve ratio of 1.35% ($1.35 for each $100 of insured deposits) for the DIF to be reached by September 30, 2020 as required by the Dodd-Frank Act. The Federal Deposit Insurance Act of 2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. The DIF reserve ratio calculated by the FDIC at June 30, 2012 was 0.32%, up from the 0.17% calculated at December 31, 2011 and the negative 0.12% calculated at December 31, 2010. The FDIC staff project the DIF reserve ratio will reach 1.15% by the end of 2018.

On November 12, 2009, the FDIC adopted a final rule requiring depository institutions to prepay their estimated quarterly insurance premium for fourth quarter 2009 and all of 2010, 2011 and 2012. The Bank prepaid $2.8 million of such premium on December 30, 2009 and $1.4 million remained as a prepaid balance at December 31, 2012. This amount is scheduled to be reduced further by our first and second quarter risk-based deposit insurance assessment with any remaining funds to be returned by the FDIC in June 2013.

In February 2011, the FDIC approved a final rule that changes the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF. The changes went into effect beginning with the second quarter of 2011 and were payable at the end of September 2011. As such, the first quarter of 2011 saw average annual assessment rates of approximately 17.6 cents per $100. The last three quarters of 2011 saw the average assessment rate drop to approximately 11.1 cents per $100. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent.

Financial Holding Company Status. As provided by the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) , a bank holding company may become eligible to engage in activities that are financial in nature or incidental or complimentary to financial activities by qualifying as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA. In addition, the bank holding company must file with the FRB a declaration of its intention to become a financial holding company. While the Corporation satisfies these requirements, the Corporation has not elected for various reasons to be treated as a financial holding company under the GLBA.

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

Confidentiality and Required Disclosures of Financial Information. The Corporation is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The GLBA and certain other regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

The Corporation is subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering, the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Certain provisions of the USA PATRIOT Act impose the obligation to establish anti-money laundering programs. The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI. The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, and publicly releases information on designations of persons and organizations suspected of engaging in these activities. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI.

Although these laws and programs impose compliance costs and create privacy and reporting obligations, these laws and programs do not materially affect the Bank’s products, services or other business activities.

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

Federal Home Loan Bank (“FHLB”) of Atlanta. The Bank is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.5% of aggregate outstanding advances in addition to the membership stock requirement of 0.15% of the Bank’s total assets. The FHLB has announced the membership stock requirement will reduce to 0.12% as of March 2013.

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

Incentive Compensation. The FRB, the Comptroller and the FDIC issued regulatory guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not “large, complex banking organizations.” The findings will be included in reports of examination and deficiencies will be incorporated into the organization's supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution. The SEC and the federal bank regulatory agencies proposed such regulations in March 2011. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Corporation may structure compensation for its executives only if the Corporation’s total consolidated assets exceed $1 billion. These proposed regulations incorporate the principles discussed in the Incentive Compensation Guidance.

Stress Testing. As required by the Dodd-Frank Act, the federal banking agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies and state chartered banks, with more than $10 billion in total consolidated assets. Although these requirements do not apply to institutions with $10 billion or less in total consolidated assets, the federal banking agencies, including the Comptroller, emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential impact of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Corporation and the Bank will be expected to consider the institution’s interest rate risk management, commercial real estate concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse outcomes.

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

Changes in interest rates, particularly by the Board of Governors of the FRB, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans. In setting its policy, the FRB may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements. These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations. In addition, the FRB’s Federal Open Market Committee has stated that it expects to keep the federal funds target rate at 0% - 0.25% through 2015 or until economic and labor conditions (as indicated by the unemployment rate) improve. Even though such a continuance of accommodative monetary policy could allow the Corporation to continue to reprice fixed-rate deposits to lower rates, sustained low interest rates could put further pressure on the yields generated by the Corporation’s loan portfolio and on the Corporation’s net interest margin.

At December 31, 2012 approximately 71% of the loans held for investment were variable rate loans. A majority of these loans are based on the prime rate and will adjust upwards as the prime rate increases. While the variable rate structure on these loans reduces interest rate risk for the Bank, increases in rates may cause the borrower’s required payment to increase which, in turn, may increase the risk of payment default.

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

In addition to assessing the financial strength and cash flow characteristics of each of our borrowers, the Bank often secures loans with real estate collateral. At December 31, 2012, approximately 75% of our Bank’s loans held for investment have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our net income and capital could be adversely affected.

The effect of sequestration cuts to the federal budget which began on March 1, 2013 may have an adverse impact to our market area due to our proximity to the federal government and the concentration of business clientele working with or for the federal government. The ultimate impact is yet to be determined as much is still unknown as to the length or depth of reductions that will affect our business and geographical area.

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

As a strategy, we have sought to increase the size of our business by pursuing business development opportunities, and we have grown rapidly since our incorporation. As part of that strategy, we have acquired three mortgage companies, a wealth management company, and a small equipment leasing company. We may acquire other financial institutions and mortgage companies, or parts of those entities, in the future. Acquisitions and mergers involve a number of risks, including:

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

We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us. The amount of future losses, however, is susceptible to changes in borrowers’ circumstances and economic and other market conditions, including changes in interest rates and collateral values that are beyond our control, and these future losses may exceed our current estimates. Our allowance for loan losses at December 31, 2012 was $12.5 million. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or guarantee that our allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance and reduce our net income and capital.

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

We operate in a highly regulated industry, and both the Corporation and the Bank are subject to extensive regulation and supervision by the FRB, the Comptroller, and the FDIC. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Many of these regulations are intended to protect depositors and the FDIC’s DIF rather than our shareholders.

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

The Dodd-Frank Act has increased the Corporation’s regulatory compliance burden and associated costs, placed restrictions on certain products and services, and limited its future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry has been proposed in recent years. One of those initiatives, the Dodd-Frank Act, was enacted in 2010 and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Corporation and the Bank.  The Dodd-Frank Act has increased the Corporation’s regulatory compliance burden and may have a material adverse effect on the Corporation by increasing the costs associated with regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on the Corporation’s and the Bank’s business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the Act creates a new financial consumer protection agency that has the authority to impose new regulations and include its examiners in routine regulatory examinations conducted by the Comptroller. This agency, named the Consumer Financial Protection Bureau (“CFPB”), may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Corporation and the Bank.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service.  Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation, the Bank and/or the Mortgage Division by virtue of the adoption of such policies and best practices by the FRB, Comptroller and FDIC.  The costs and limitations related to this additional regulatory agency and the limitations and restrictions that may be placed upon the Corporation with respect to its consumer product and service offerings have yet to be determined.  However, these costs, limitations and restrictions may produce significant, material effects on the Corporation’s business, financial condition and results of operations.

The Dodd-Frank Act also increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries. These and other regulations included in the Dodd-Frank Act could increase the Corporation’s regulatory compliance burden and costs, restrict the financial products and services the Corporation can offer to its customers and restrict the Corporation’s ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which may cause the Corporation to reevaluate elements of its business focus and shape future capital strategies.

The Basel III capital framework could require higher levels of capital and liquid assets, which could adversely affect the Corporation’s net income and return on equity.

The Basel III capital framework, when implemented by the U.S. banking agencies and fully phased-in, would represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. The proposed Basel III capital framework and related changes to the standardized calculations of risk-weighted assets are complex and would create enormous compliance burdens, especially for community banks. These proposed regulations would require bank holding companies and their subsidiaries, such as the Corporation and the Bank, to maintain substantially more capital as a result of higher required capital levels and more demanding regulatory capital risk-weightings and calculations. The proposals would require all banks to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and would likely increase risk-weighted assets at many banking organizations as a result of applying higher risk-weightings to many types of loans and securities. As a result, banks may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio.

If the proposed changes to bank capital levels and the calculation of risk-weighted assets are implemented without change, many banks could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders. Additionally, many community banks could be force to limit banking operations and activities, and growth of loan portfolios and interest income, in order to focus on retention of earnings to improve capital levels. The regulations ultimately applicable to the Corporation and the Bank may be substantially different from the proposed rules to implement the Basel III capital framework and revised calculations of risk-weighted assets. However, the final regulations may have a detrimental effect on the Corporation net income and return on equity and limit the products and services it provides to its customers.

Our hedging strategies do not completely eliminate risks associated with interest rates and we may incur losses due to changes in interest rates that are not effectively hedged.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely, and we cannot assure you that our hedging strategy and use of derivatives will offset the risks related to changes in interest rates. When rates change, we expect to record a gain or loss on derivatives that would be offset by an inverse change in the value of loans held for sale and mortgage-related securities. We utilize a third party consulting firm to manage our hedging activities and we typically hedge 80% of our loan pipeline and 100% of our loans being warehoused. The derivative financial instruments used to hedge the interest rate risk of our loan pipeline and warehoused loans are forward sales of 15 year and 30 year mortgage backed securities. The notional amount and fair value of these derivatives are disclosed in Note 8 of the financial statements on page 67.

The primary risks related to our hedging activities relate to incorrect assumptions regarding pull through and the amount of the pipeline being hedged. A hedging policy and hedging management committee are in place to control, monitor and manage risks associated with our hedging activity. The hedging policy quantifies risk tolerance thresholds that ensure the economic risk taken is not material to the Corporation’s financial condition or operating performance. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Item 7A - Quantitative and Qualitative Disclosures About Market Risk.”

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

The Mortgage Division’s ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae and Freddie Mac and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae and Freddie Mac, are government-sponsored enterprises with substantial market influence whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of these government-sponsored enterprises and other institutional and non-institutional investors or any impairment of our ability to participate in such programs could, in turn, adversely affect our operations.

Fannie Mae and Freddie Mac have reported past substantial losses and a need for substantial amounts of additional capital. Such losses are due to these entities’ business models being tied extensively to the U.S. housing market which has been in a severe contraction. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac from the U.S. housing market contraction, Congress and the U.S. Treasury have undertaken a series of actions to stabilize these entities. The Federal Housing Finance Agency, or FHFA, was established in July 2008 pursuant to the Regulatory Reform Act in an effort to enhance regulatory oversight over Fannie Mae and Freddie Mac. FHFA placed Fannie Mae and Freddie Mac into federal conservatorship in September 2008. Although the federal government has committed capital to Fannie Mae and Freddie Mac, there is no explicit guaranty of the obligations of these entities by the federal government and there can be no assurance that these government credit facilities and other capital infusions will be adequate for the needs of Fannie Mae and Freddie Mac. If the financial support is inadequate, these companies could continue to suffer losses and could fail to offer programs necessary to an active secondary market. If this were to occur, the Mortgage Division’s ability to sell mortgage loans readily could be hampered, and the profitability of the Bank could be significantly reduced.

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

The Mortgage Division makes representations and warranties that loans sold to investors meet their program’s guidelines and that the information provided by the borrowers is accurate and complete and that the loan documents are complete and executed by the borrowers. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. During the fourth quarter of 2012, the Mortgage Division reached a settlement arrangement with one of its investors wherein a payment of $750 thousand was made to release the Bank from known and unknown repurchase obligations associated with approximately $252 million of mortgage loans. During the fourth quarter of 2010, while the Mortgage Division was still operating as a separate company, settlement arrangements were reached with two additional investors and payments totaling $3.8 million were made to release the company from known and unknown repurchase obligations associated with approximately $3 billion of mortgage loans. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. Net income may be impacted if this reserve is insufficient to cover claims from the investors.

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

Negative public opinion could damage our reputation and the strength of our Access National brand and adversely impact our business, client relationships and net income.

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

Among many other contributing factors, the recent recession was triggered by instability of financial institutions and large measures of volatility and fear in the financial markets. This financial instability led to an economic downturn which, in turn, has harmed the financial condition and performance of our small to medium sized business target market. If such laws, regulations, and programs fail to help stabilize the financial markets, or recent financial market conditions deteriorate rather than improve or remain steady, the financial condition of our small to medium sized business target market would suffer and could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

Significant reductions in U.S. government spending may have an adverse effect on our local economy and customer base.

Fairfax County, Virginia receives more federal procurement dollars than any other jurisdiction in the nation. More broadly, the State of Virginia ranks second among states that benefit from federal procurement. We cannot predict any adverse implications of direct and indirect impact of government spending reductions on our financial performance.

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

As of December 31, 2012, our chairman of the board, executive officers and directors and one other principal shareholder collectively beneficially owned approximately 35% of the outstanding shares of our common stock. Our executive officers and directors collectively beneficially owned approximately 29% of our common stock and one other individual shareholder has declared beneficial ownership of an additional 5.7% of our common stock. This concentration of ownership may allow our directors, acting in their role as substantial shareholders, to exert a major influence over the election of their nominees as directors, especially if voting together with our officers and other significant shareholders. Our directors, officers, and major shareholders could exercise similar influence over other corporate actions that require a shareholder vote, including change in control transactions.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Bank leases offices that are used in the normal course of business. The principal executive office of the Corporation, Bank, Access Real Estate, ACM and Mortgage Division is owned by Access Real Estate, a subsidiary of the Bank, and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank leases offices in Chantilly, Tysons Corner, Leesburg, and Manassas, Virginia. The Mortgage Division leases offices in Fairfax, McLean, Reston, and Roanoke in Virginia as well as Rockville, Hagerstown and Annapolis in Maryland. The Mortgage Division also leases offices in Tennessee, Texas, Indiana, Georgia, Colorado, and Florida. During 2012, the Mortgage Division terminated its leases in Crofton, Maryland and Winchester, Massachusetts. All of the Mortgage Division’s leases with the exception of Roanoke are month to month leases and can be terminated with thirty days notice. Access Real Estate owns an undeveloped commercial lot in Fredericksburg that was purchased for future expansion of the Bank.

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

The subpoena requires the Mortgage Corporation, through the Bank since the activities of the Mortgage Corporation have been transitioned into an operating division of the Bank, to produce certain documents and designate a knowledgeable witness to testify with respect to the matters set forth above. The Corporation and its subsidiaries have cooperated fully with this investigation.

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

	2012			2011
	High	Low	Dividends	High	Low	Dividends

First Quarter	$10.71	$8.66	$0.05	$7.19	$6.28	$0.02
Second Quarter	13.56	10.42	0.06	7.99	6.79	0.03
Third Quarter	14.39	12.71	0.06	8.86	7.23	0.04
Fourth Quarter	$14.40	$11.03	$0.78	$9.49	$7.61	$0.04

As of March 14, 2013, the Corporation had 10,325,104 outstanding shares of Common Stock, par value $0.835 per share, held by approximately 448 shareholders of record and the closing price for the Corporation’s common stock on the NASDAQ Global Market was $16.27.

The Corporation paid its twenty-ninth consecutive quarterly cash dividend on February 25, 2013 to shareholders of record as of February 11, 2013. Payment of dividends is at the discretion of the Corporation’s Board of Directors, and is also subject to various federal and state regulatory limitations. Future dividends are dependent upon the overall performance and capital requirements of the Corporation. See “Item 1 - Business - Supervision and Regulation - Dividends" for a discussion of regulatory requirements related to dividends. Our strategic objective with respect to dividends is to achieve and maintain a minimum payout ratio equal to 40% of core earnings.

In addition to the ordinary quarterly dividends paid in 2012, on November 20, 2012, the Corporation declared a special non-routine cash dividend of $0.70 per share to shareholders of record as of December 3, 2012, which was paid on December 17, 2012.

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2012

The following table details the Corporation’s purchases of its common stock during the fourth quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the Share Repurchase Program was increased from 2,500,000 to 3,500,000 shares. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

October 1 - October 31, 2012	-	$-	-	830,235
November 1 - November 30, 2012	-	-	-	830,235
December 1 - December 31, 2012	-	-	-	830,235
	-	$-	-	830,235

Stock Performance

The following graph compares the Corporation’s cumulative total shareholder return on its common stock for the five year period ended December 31, 2012 with the cumulative return of a broad equity market index and the Standard & Poor’s 500 Index (“S&P 500 Index”). This presentation assumes $100 was invested in shares of the Corporation and each of the indices on December 31, 2007, and that dividends, if any, were immediately reinvested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals from December 31, 2007 through December 31, 2012.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Access National Corporation	100.00	79.81	98.98	109.09	151.06	239.04
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
SNl Bank Index	100.00	57.06	56.47	63.27	49.00	66.13

ITEM 6 – SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements for the five years ended December 31, 2012. This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

	Selected Financial Data
	Year Ended December 31,
	2012	2011	2010	2009	2008
		(In Thousands, Except for Share and Per Share Data)
Income Statement Data:
Net interest income	$31,551	$28,117	$25,029	$23,558	$21,052
Provision for loan losses	1,515	1,149	2,816	6,064	5,423
Noninterest income	54,794	36,429	34,660	56,966	30,813
Noninterest expense	56,399	45,722	44,771	58,971	38,998
Income taxes	10,708	6,287	4,526	5,854	2,700
Net Income	$17,723	$11,388	$7,576	$9,635	$4,744

Per Share Data:
Earnings per share
Basic	1.73	1.11	0.72	0.93	0.46
Diluted	1.71	1.10	0.72	0.92	0.46
Cash dividends paid	0.95	0.13	0.04	0.04	0.04
Book value at period end	8.85	8.13	6.96	6.43	5.66

Balance Sheet Data:
Total assets	$863,914	$809,758	$831,824	$666,879	$702,324
Loans held for sale	111,542	95,126	82,244	76,232	84,312
Loans held for investment	616,978	569,400	491,529	486,564	485,929
Total investment securities (2)	80,711	85,824	124,307	43,095	85,119
Total deposits	671,496	645,013	627,848	466,645	485,401
Shareholders' equity	91,267	82,815	72,193	67,778	57,945
Average shares outstanding, basic	10,253,656	10,277,801	10,503,383	10,391,348	10,298,631
Average shares outstanding, diluted	10,363,267	10,344,325	10,525,258	10,432,857	10,423,555

Performance Ratios:
Return on average assets	2.15%	1.50%	0.98%	1.35%	0.76%
Return on average equity	19.68%	14.80%	10.85%	15.04%	8.34%
Net interest margin (1)	3.94%	3.82%	3.41%	3.42%	3.48%

Efficiency Ratios:
Access National Bank	51.71%	52.92%	59.02%	60.41%	55.36%
Access National Mortgage Division	70.19%	80.78%	84.72%	77.40%	86.65%
Access National Corporation	65.32%	70.84%	75.01%	73.23%	75.19%

Asset Quality Ratios:
Allowance to period end loans	2.03%	2.06%	2.14%	1.88%	1.54%
Allowance to non-performing loans	455.71%	175.12%	122.96%	129.79%	259.55%
Net charge-offs to average loans	0.13%	0.01%	0.30%	0.90%	1.12%

(1) Net interest income divided by total average earning assets.

(2) Excludes restricted stock.

Table continued on next page

ITEM 6 – SELECTED FINANCIAL DATA continued

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except for Share and Per Share Data)
Average Balance Sheet Data:
Total assets	$826,233	$758,994	$772,600	$714,970	$624,450
Investment securities	105,520	105,042	107,940	69,758	68,861
Loans held for sale	78,543	51,774	63,868	65,780	25,757
Loans held for investment	583,724	520,062	475,726	490,393	484,764
Allowance for loan losses	11,994	11,123	9,485	8,065	8,248
Total deposits	672,693	565,450	572,139	519,477	450,873
Junior subordinated debentures	6,186	6,186	6,186	6,186	6,186
Total shareholders' equity	90,047	76,969	69,827	64,054	56,882

Capital Ratios:
Tier 1 risk-based capital	14.10%	14.33%	14.25%	13.47%	11.86%
Total risk-based capital	15.35%	15.59%	15.51%	14.73%	13.11%
Leverage capital ratio	11.50%	10.78%	9.56%	10.73%	9.71%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the Corporation and its subsidiaries financial condition at December 31, 2012 and 2011and the results of operations for the years ended December 31, 2012, 2011 and 2010. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; stagnation or continued deterioration in general business and economic conditions and in the financial markets; the impact of any policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the FRB; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Item 1A – Risk Factors” herein.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principals of accounting: (i) Accounting Standards Codification (ASC) No. 450-10 Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310-10, Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Other Than Temporary Impairment of Investment Securities

Securities in the Bank’s investment portfolio are classified as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. The estimated fair value of the available-for-sale portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At December 31, 2012 there were no securities in the securities portfolio with other than temporary impairment.

Income Taxes

The Corporation uses the liability method of accounting for income taxes. This method results in the recognition of deferred tax assets and liabilities that are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The deferred provision for income taxes is the result of the net change in the deferred tax asset and deferred tax liability balances during the year. This amount combined with the current taxes payable or refundable results in the income tax expense for the current year. Our evaluation of the deductibility or taxability of items included in the Corporation’s tax returns has not resulted in the identification of any material uncertain tax positions.

Fair Value

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments. For additional information about our financial assets carried at fair value, refer to Note 16 to the consolidated financial statements.

Executive Summary

The Corporation completed its thirteenth year of operation and recorded net income of $17.7 million or $1.71 per diluted common share in 2012 compared to $11.4 million or $1.10 per diluted common share and $7.6 million or $0.72 per diluted common share in 2011 and 2010, respectively. The increase in net income over last year was due mainly to record performance during 2012 by the Mortgage Division. In 2012 we were able to reduce interest expense by $1.9 million or 27% as the target federal funds rate remained at 0.25% throughout 2012 which contributed to the lower interest expense. In 2012, gains realized from the sale of mortgage loans increased by $20.4 million or 58% from 2011, while noninterest expense increased by $10.7 million or 23%. The increase in net income during 2011 over 2010 was mainly due to record performance in the banking division. Interest expense reduced by $3.1 million or 30% compared to 2010 while the provision for loan losses reduced by $1.7 million or 59% signaling improvement in the loans held for investment portfolio.

At December 31, 2012, assets totaled $863.9 million compared to $809.8 million at December 31, 2011. Total loans held for investment were $617.0 million at December 31, 2012, compared to $569.4 million at December 31, 2011, an increase of $47.6 million. The growth in loans occurred in commercial real estate – owner occupied, residential real estate and commercial loans and is due in part to our focus on small to medium sized businesses and providing credit facilities in conjunction with the U.S. Small Business Administration’s (“SBA”) guaranteed loan program. The Bank continues to be one of the dominant SBA lenders in 7A loans in the greater Washington D.C. Metropolitan Area, as measured by dollar value of originations. The SBA lending activity is an important component of our focus on small businesses and expanding our core business relationships.

Investment securities totaled $80.7 million at December 31, 2012 compared to $85.8 million at December 31, 2011. The decrease in the investment portfolio is primarily attributable to securities that matured or were otherwise called and not reinvested. The funds not reinvested in investment securities were used to provide funding for the growth in our loan portfolio.

Deposits totaled $671.5 million at December 31, 2012 compared to $645.0 million at December 31, 2011. Noninterest-bearing deposit balances totaled approximately $164.2 million compared to $113.9 million at December 31, 2011, an increase of 44.2%. This increase is primarily due to new business relationships and increased balances of existing clients.

Non-performing assets (“NPA”) totaled approximately $2.7 million or 0.32% of total assets at December 31, 2012, down from $6.7 million or 0.83% of total assets at December 31, 2011. NPAs are comprised of non-accrual loans solely, as at December 31, 2012, and 2011, the Corporation did not have any other real estate owned. Included in non-accrual loans at December 31, 2012 is a restructured loan to one borrower which consisted of a commercial loan totaling $759 thousand. The allowance for loan losses totaled $12.5 million or 2.0% of total loans held for investment as of December 31, 2012, compared to $11.7 million or 2.1% at December 31, 2011.

The economy continues to show signs of improvement with unemployment rates declining, and we are beginning to see price appreciation in the local residential real estate market. Notwithstanding the foregoing, there is no guarantee that these positive trends will continue. Although we believe that the credit quality of our primary business and professional customers has stabilized and has begun to improve, we will continue to focus on improving the credit quality of our loan portfolio and reducing non-performing assets. The Corporation is optimistic going into 2013 with a strong capital base and being positioned for continued growth.

RESULTS OF OPERATIONS

Net income for 2012 totaled $17.7 million, or $1.71 per diluted common share compared to $11.4 million or $1.10 per diluted common share in 2011. Net income in 2012 was favorably impacted by a decrease in interest expense and increased gains from the sale of mortgage loans, partially offset by increases in noninterest expense, provision for loan losses and provision for income taxes. During 2012 average loans held for investment increased $63.7 million and average loans held for sale increased $26.8 million.

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

Net Interest Income

Net interest income is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, yields on earning assets and interest rate fluctuations. Net interest income totaled $31.6 million in 2012, up from $28.1 million in 2011. Average noninterest-bearing deposits increased $46.2 million in 2012. Net interest margin was 3.94% in 2012 and 3.82% in 2011, with the increase primarily due to the weighted average rate paid on interest-bearing liabilities decreasing 33 basis points to 0.90% in 2012 from 1.23% in 2011.

During 2012, total average earning assets increased by $65.0 million. Average loans held for investment increased by $63.7 million, or 12.2%, and average loans held for sale increased by $26.8 million, or 51.7%. These increases were offset by a decrease of $24.9 million or 42.8% in average interest-bearing balances and federal funds sold. On the funding side total average interest-bearing deposits and borrowings increased by only $3.5 million or 0.61%; however, a $57.5 million decrease in average total borrowings with a rate of 1.25% was more than enough to offset the $61.0 million increase in total average interest-bearing deposits with a rate of 0.86% to reduce the cost of these interest-bearing deposits and borrowings from 1.23% in 2011 to 0.90% in 2012. The combination of these changes produced an increase in net interest margin of 12 basis points.

Net interest income totaled $28.1 million in 2011, up from $25.0 million in 2010. A decrease in average interest-bearing deposits and borrowings of $37.2 million in 2011 coupled with a reduction in the rate of average interest-bearing deposits and borrowings of 0.43% in 2011 assisted in providing an increase in net interest margin from 3.41% in 2010 to 3.82% in 2011.

The table below, Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities, summarizes the major components of net interest income for the past three years and also provides yields, rates, and average balances.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	For the Year Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Securities	$105,378	$2,266	2.15%	$105,964	$2,216	2.09%	$107,685	$2,242	2.08%
Loans held for sale	78,543	2,953	3.76%	51,774	2,176	4.20%	63,868	2,982	4.67%
Loans(1)	583,724	31,418	5.38%	520,062	30,632	5.89%	475,726	29,709	6.24%
Interest-bearing balances and federal funds sold	33,272	79	0.24%	58,128	143	0.25%	86,531	210	0.24%
Total interest-earning assets	800,917	36,716	4.58%	735,928	35,167	4.78%	733,810	35,143	4.79%
Noninterest-earning assets:
Cash and due from banks	11,848			12,066			10,927
Premises, land and equipment	8,548			8,819			8,655
Other assets	16,914			13,304			28,693
Less: allowance for loan losses	(11,994)			(11,123)			(9,485)
Total noninterest-earning assets	25,316			23,066			38,790
Total Assets	$826,233			$758,994			$772,600

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$63,203	$171	0.27%	$48,349	$227	0.47%	$30,166	$183	0.61%
Money market deposit accounts	119,621	484	0.40%	111,090	628	0.57%	132,761	1,345	1.01%
Savings accounts	2,587	4	0.15%	2,853	6	0.21%	3,939	30	0.76%
Time deposits	340,935	3,870	1.14%	303,009	4,343	1.43%	331,162	6,075	1.83%
Total interest-bearing deposits	526,346	4,529	0.86%	465,301	5,204	1.12%	498,028	7,633	1.53%
Borrowings:
FHLB Advances	11,141	65	0.58%	8,458	42	0.50%	11,413	429	3.76%
Securities sold under agreements to repurchase and federal funds purchased	26,744	38	0.14%	36,612	67	0.18%	29,202	105	0.36%
Other short-term borrowings	-	-	0.00%	20,681	114	0.55%	26,674	228	0.85%
FHLB Long-term borrowings	3,015	212	7.03%	6,196	219	3.53%	9,239	312	3.38%
FDIC Term Note	3,607	98	2.72%	30,081	1,191	3.96%	29,998	1,191	3.97%
Subordinated Debentures	6,186	223	3.60%	6,186	213	3.44%	6,186	216	3.49%
Total borrowings	50,693	636	1.25%	108,214	1,846	1.71%	112,712	2,481	2.20%
Total interest-bearing deposits and borrowings	577,039	5,165	0.90%	573,515	7,050	1.23%	610,740	10,114	1.66%
Noninterest-bearing liabilities:
Demand deposits	146,347			100,149			74,111
Other liabilities	12,800			8,361			17,922
Total liabilities	736,186			682,025			702,773
Shareholders' Equity	90,047			76,969			69,827
Total Liabilities and Shareholders' Equity:	$826,233			$758,994			$772,600

Interest Spread(2)			3.69%			3.55%			3.13%

Net Interest Margin(3)		$31,551	3.94%		$28,117	3.82%		$25,029	3.41%

(1) Loans placed on nonaccrual status are included in loan balances

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31:

	Volume and Rate Analysis
	Years Ended December 31,
	2012 compared to 2011			2011 compared to 2010			2010 compared to 2009
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$50	$(12)	$62	$(26)	$(36)	$10	$(796)	$1,246	$(2,042)
Loans	1,563	4,880	(3,317)	117	1,898	(1,781)	(1,643)	(1,012)	(631)
Interest-bearing deposits	(64)	(60)	(4)	(67)	(70)	3	56	54	2

Total increase (decrease) in interest income	1,549	4,808	(3,259)	24	1,792	(1,768)	(2,383)	288	(2,671)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(56)	57	(113)	44	92	(48)	(95)	27	(122)
Money market deposit accounts	(144)	45	(189)	(717)	(193)	(524)	(58)	493	(551)
Savings accounts	(2)	(1)	(1)	(24)	(7)	(17)	(30)	(6)	(24)
Time deposits	(473)	501	(974)	(1,732)	(485)	(1,247)	(2,752)	384	(3,136)
Total interest-bearing deposits	(675)	602	(1,277)	(2,429)	(593)	(1,836)	(2,935)	898	(3,833)
FHLB Advances	23	15	8	(387)	(89)	(298)	(550)	(468)	(82)
Securities sold under agreements to repurchase	(29)	(16)	(13)	(38)	22	(60)	(10)	25	(35)
Other short-term borrowings	(114)	(57)	(57)	(114)	(44)	(70)	61	79	(18)
Long-term borrowings	(7)	(150)	143	(93)	(107)	14	(521)	(500)	(21)
FDIC Term note	(1,093)	(806)	(287)	-	3	(3)	123	134	(11)
Trust preferred	10	-	10	(3)	-	(3)	(22)	-	(22)

Total (decrease) increase in interest expense	(1,885)	(412)	(1,473)	(3,064)	(808)	(2,256)	(3,854)	168	(4,022)

Increase in net interest income	$3,434	$5,220	$(1,786)	$3,088	$2,600	$488	$1,471	$120	$1,351

Provision for Loan Losses

The provision for loan losses charged to operating expense in 2012 was $1.5 million compared $1.1 million in 2011 and $2.8 million in 2010. The decrease in the provision for loan losses since 2010 reflects the improved credit quality of the loan portfolio and the decrease in nonperforming assets. The minor increase in the provision for loan losses between 2011 and 2012 is due to the growth in the loan portfolio rather than a decline in the credit quality of the loan portfolio. The amount of the provision is determined by management to restore the allowance for loan losses to a level believed to be adequate to absorb inherent losses in the loan portfolio based on evaluations as of December 31, 2012.

Noninterest Income

Noninterest income consists of revenue generated from gains on sale of loans, service fees on deposit accounts, and other charges and fees. The Mortgage Division provides the most significant contributions towards noninterest income and is subject to wide fluctuations due to the general interest rate environment and economic conditions. Total noninterest income was $54.8 million in 2012 compared to $36.4 million in 2011. Gains on the sale of loans originated by the Mortgage Division totaled $55.7 million in 2012 compared to $35.3 million in 2011 due to an increase in mortgage loan volume of $298.5 million from 2011 to 2012 as well as an increase in the gains recognized in the secondary market. Mortgage broker fee income declined $573 thousand in 2012, from $627 thousand in 2011 to $54 thousand in 2012 due to a management decision to decrease the amount of loans obtained through brokers. Other income reflects a loss of $1.7 million in 2012, up from a loss of $236 thousand in 2011 as a result of losses incurred on hedging activities associated with the origination of mortgage loans held for sale. When losses occur on instruments used to hedge interest rate risk the value of the loans being hedged increases proportionately and is recognized in gains on the sale of loans.

Total noninterest income was $36.4 million in 2011 compared to $34.7 million in 2010. Gains on the sale of loans originated by the Mortgage Division totaled $35.3 million in 2011 compared to $32.5 million in 2010. Mortgage loan volume decreased minimally from 2010 to 2011; however, the increase in gains recognized in the secondary market allowed for the increase in the gain on the sale of the loans. Other income decreased $87 thousand in 2011 as a result of losses incurred on hedging activities associated with the origination of mortgage loans held for sale.

Noninterest Expense

Noninterest expense totaled $56.4 million in 2012 compared to $45.7 million in 2011. Compensation and employee benefits, the largest component of noninterest expense, totaled $31.5 million in 2012 compared to $25.4 million in 2011, an increase of $6.1 million. The increase is due to a combination of increased staffing at the Bank, primarily in the lending area, and an increase in performance-based compensation in the Mortgage Division as a result of the increase in revenue generated in 2012. Other operating expense totaled $22.2 million in 2012, up from $17.4 million for the year ended December 31, 2011, an increase of $4.8 million. The increase is due mainly to increased management fees paid to mortgage branch managers, advertising and promotional expense, provision for loans held for sale and investor fees in the Mortgage Division as a result of its increased operations. A further breakdown of other operating expenses is provided for in Note 15 of the consolidated financial statements.

Noninterest expense totaled $45.7 million in 2011 compared to $44.8 million in 2010. Compensation and employee benefits, the largest component of noninterest expense, totaled $25.4 million in 2011 compared to $22.0 million in 2010, an increase of $3.4 million. The increase is due to a combination of increased staffing at the Bank, primarily in the lending area, additional personnel costs associated with the new wealth management subsidiaries and an increase in performance-based compensation in the Mortgage Division as a result of the increase in revenue generated in 2011. Other operating expense totaled $17.4 million in 2011, down from $20.1 million for the year ended December 31, 2010, a decrease of $2.7 million due mainly to a decrease in the provision for loans held for sale from 2010 to 2011.

Income Taxes

Income tax expense totaled $10.7 million in 2012 compared to $6.3 million in 2011 and $4.5 million in 2010, an increase of $4.4 million and $1.8 million, respectively. The increase in taxes is due to an increase of $10.8 million and $5.6 million in pre-tax earnings from 2011 and 2010, respectively. Note 7 to the consolidated financial statements shows the components of federal income tax.

Quarterly Results (unaudited)

The following is a summary of the results of operations for each quarter of 2012, 2011 and 2010.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
2012	(In Thousands, Except for Per Share Data)

Total interest income	$9,351	$9,002	$9,172	$9,191	$36,716
Total interest expense	1,483	1,270	1,193	1,219	5,165
Net interest income	7,868	7,732	7,979	7,972	31,551
Provision for loan losses	718	472	150	175	1,515
Net interest income after provision for loan losses	7,150	7,260	7,829	7,797	30,036
Total noninterest income	12,101	13,732	12,725	16,236	54,794
Total noninterest expense	13,763	14,411	14,064	14,161	56,399
Income tax expense	2,050	2,691	2,358	3,609	10,708
Net income	$3,438	$3,890	$4,132	$6,263	$17,723

Earnings Per Share:
Basic	$0.34	$0.38	$0.40	$0.61	$1.73
Diluted	$0.33	$0.38	$0.40	$0.60	$1.71

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
2011	(In Thousands, Except for Per Share Data)

Total interest income	$8,570	$8,529	$8,876	$9,192	$35,167
Total interest expense	2,003	1,682	1,670	1,695	7,050
Net interest income	6,567	6,847	7,206	7,497	28,117
Provision for loan losses	223	(2)	715	213	1,149
Net interest income after provision for loan losses	6,344	6,849	6,491	7,284	26,968
Total noninterest income	5,839	8,100	10,702	11,788	36,429
Total noninterest expense	8,631	10,803	12,374	13,914	45,722
Income tax expense	1,265	1,475	1,706	1,841	6,287
Net income	$2,287	$2,671	$3,113	$3,317	$11,388

Earnings Per Share:
Basic	$0.22	$0.26	$0.30	$0.33	$1.11
Diluted	$0.22	$0.26	$0.30	$0.32	$1.10

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
2010	(In Thousands, Except for Per Share Data)

Total interest income	$8,259	$8,658	$8,831	$9,395	$35,143
Total interest expense	2,674	2,671	2,472	2,297	10,114
Net interest income	5,585	5,987	6,359	7,098	25,029
Provision for loan losses	198	548	575	1,495	2,816
Net interest income after provision for loan losses	5,387	5,439	5,784	5,603	22,213
Total noninterest income	6,023	7,277	10,410	10,950	34,660
Total noninterest expense	9,503	10,042	12,269	12,957	44,771
Income tax expense	691	996	1,489	1,350	4,526
Net income	$1,216	$1,678	$2,436	$2,246	$7,576

Earnings Per Share:
Basic	$0.11	$0.16	$0.23	$0.22	$0.72
Diluted	$0.11	$0.16	$0.23	$0.22	$0.72

FINANCIAL CONDITION

Summary

Total assets at December 31, 2012 were $863.9 million compared to $809.8 million in 2011, an increase of $54.1 million. The increase in total assets was due mainly to a combination of a $47.6 million increase in loans held for investment, a $16.4 million increase in loans held for sale and a $10.3 million increase in cash and due from banks that was offset by a $16.3 million decrease in interest-bearing deposits in other banks and federal funds sold and a $5.1 million decrease in securities.

The following discussions by major categories explain the changes in financial condition.

Cash and Due From Banks

Cash and due from banks represents cash and noninterest-bearing balances at other banks and cash letters in process of collection at the FRB. At December 31, 2012 cash and due from banks totaled $15.7 million compared to $5.4 million at December 31, 2011. The balance fluctuates depending on the volume of cash letters in process of collection at the FRB.

Interest-Bearing Deposits in Other Banks and Federal Funds Sold

At December 31, 2012 interest-bearing balances in other banks totaled $22.2 million compared to $38.5 million at December 31, 2011. These balances are maintained at the FRB and the FHLB of Atlanta and provide liquidity for managing daily cash inflows and outflows from deposits and loans. The reduction in interest-bearing deposits and federal funds sold was used to fund loan growth.

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

At December 31, 2012, securities totaled $80.7 million compared to $85.8 million at December 31, 2011, a decrease of $5.1 million. The decrease is attributable to maturities and bonds that were called and not reinvested in securities. The proceeds from the maturing and called securities were used to fund loan growth. The securities portfolio at December 31, 2012 is comprised of $35.8 million in securities classified as available-for-sale and $44.9 million in securities classified as held-to-maturity. Securities classified as available-for-sale are carried at fair market value. Unrealized gains and losses are recorded directly to a separate component of shareholders' equity. Held-to-maturity securities are carried at cost or amortized cost.

The following tables present the types, amounts and maturity distribution of the investment securities portfolio.

	Maturity Schedule of Investment Securities
	Year Ended December 31, 2012
	After One Year		After Five Years		After Ten Years
	But Within		But Within		and
	Five Years		Ten Years		Over		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
Investment securities available-for-sale (1)
US Government agency	$5,003	1.00%	$5,008	2.30%	$5,005	1.00%	$15,016	1.43%
Mortgage backed	-	-	3,745	1.54%	11,432	2.04%	15,177	1.92%
Corporate bonds	4,079	3.39%	-	-	-	-	4,079	3.39%
	$9,082	2.07%	$8,753	1.98%	$16,437	1.72%	$34,272	1.88%

Investment securities Held-to-maturity
US Government agency	$24,981	1.24%	$5,000	1.75%	$14,971	3.02%	$44,952	1.89%
	$24,981	1.24%	$5,000	1.75%	$14,971	3.02%	$44,952	1.89%

(1) Excludes FRB Stock, and FHLB Stock, and CRA Mutual Fund

Loans

Loans held for investment totaled $617.0 million at December 31, 2012 compared to $569.4 million at December 31, 2011. During 2012, loan demand increased over 2011 as local economic conditions improved. Commercial real estate loans increased $13.3 million from year end December 31, 2011 while commercial loans increased $17.6 million from year end 2011. The Bank continues to be one of the dominant SBA 7a lenders, based on dollar volume of loans originated, in the Greater Washington D.C. Metropolitan Area. Residential real estate loans increased $16.0 million from 2011.

The Bank concentrates on providing banking services to small and medium sized businesses and professionals in our market area. As of December 31, 2012 we did not have any exposure to builders or developers in our commercial real estate portfolio. Our loan officers maintain a professional relationship with our clients and are responsive to their financial needs. They are directly involved in the community, and it is this involvement and commitment that leads to referrals and continued growth.

Loans held for sale totaled $111.5 million at December 31, 2012 compared to $95.1 million at December 31, 2011, an increase of $16.4 million. The level of loans held for sale fluctuates with the volume of loans originated during the month and the timing of loans purchased by investors. Loan origination volume including brokered loans totaled $1.1 billion in 2012 compared to $797.0 million in 2011 due primarily to an increase in re-financing activity as loan interest rates continued to decline throughout 2012.

The following tables present the major classifications and maturity distribution of loans held for investment at December 31:

	Composition of Loan Portfolio
	Year Ended December 31,
	2012		2011		2010		2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$182,655	29.60%	$171,599	30.14%	$137,169	27.91%	$128,859	26.49%	$123,399	25.39%
Commercial real estate - non-owner occupied	107,213	17.38	104,976	18.44	80,830	16.44	91,442	18.79	95,140	19.58
Residential real estate	144,521	23.43	128,485	22.56	137,752	28.02	150,792	30.99	153,740	31.64
Commercial	149,389	24.21	131,816	23.15	94,798	19.29	72,628	14.93	69,537	14.31
Real estate construction	30,038	4.87	29,705	5.22	38,093	7.75	41,508	8.53	42,600	8.77
Consumer	3,162	0.51	2,819	0.49	2,887	0.59	1,335	0.27	1,513	0.31
Total loans	$616,978	100.00%	$569,400	100.00%	$491,529	100.00%	$486,564	100.00%	$485,929	100.00%

	Loan Maturity Distribution
	Year Ended December 31, 2012
	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
	(In Thousands)
Commercial real estate - owner occupied	$16,389	$19,389	$95,523	$51,354	$182,655
Commercial real estate - non-owner occupied	15,317	14,767	50,871	26,258	107,213
Residential real estate	45,649	36,712	42,077	20,083	144,521
Commercial	21,929	68,835	39,561	19,064	149,389
Real estate construction	8,552	13,465	8,021	-	30,038
Consumer and other	279	936	1,844	103	3,162
Total	$108,115	$154,104	$237,897	$116,862	$616,978

Loans with fixed interest rates	$18,600	$12,553	$55,256	$91,543	$177,952
Loans with floating interest rates	89,515	141,551	182,641	25,319	439,026
Total	$108,115	$154,104	$237,897	$116,862	$616,978

Allowance for Loan Losses

The allowance for loan losses totaled $12.5 million at December 31, 2012 compared to $11.7 million at year end 2011. The allowance for loan losses was equivalent to 2.0% of total loans held for investment at December 31, 2012 and 2.1% at December 31, 2011. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

Once complete, management compares the condition of the portfolio using several different characteristics as well as its experience to the experience of other banks in its peer group in order to determine if it is directionally consistent with others’ experiences in our area and line of business. Based on that analysis, management aggregates the probabilities of loss of the remaining portfolio based on the specific and general allowances and may provide additional amounts to the allowance for loan losses as needed. Since this process involves estimates, the allowance for loan losses may also contain an immaterial amount that is not allocated to a specific loan or to a group of loans but is deemed necessary to absorb additional losses in the portfolio.

Management and the Board of Directors subject the reserve adequacy and methodology to review on a regular basis to internal auditors and bank regulators, and such reviews have not resulted in any material adjustment to the reserve.

The following tables present an analysis of the allowance for loan losses for the periods indicated.

	Allowance for Loan Losses
	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Balance, beginning of year	$11,738	$10,527	$9,127	$7,462	$7,462

Provision for loan losses	1,515	1,149	2,816	6,064	5,423

Charge-offs:
Commercial real estate - owner occupied	429	344	624	584	1,125
Commercial real estate - non-owner occupied	103	-	-	1,064	2,913
Residential real estate	790	596	875	851	1,055
Commercial	808	292	501	1,541	184
Real estate construction	-	-	48	1,247	241
Consumer	35	-	-	23	42
Total charge-offs	2,165	1,232	2,048	5,310	5,560
Recoveries:
Commercial real estate - owner occupied	-	405	20	159	-
Commercial real estate - non-owner occupied	416	234	89	135	-
Residential real estate	410	89	38	79	137
Commercial	566	536	385	374	-
Real estate construction	-	30	99	66	-
Consumer and other	20	-	1	98	-
Total recoveries	1,412	1,294	632	911	137
Net (charge-offs) recoveries	(753)	62	(1,416)	(4,399)	(5,423)

Balance, end of year	$12,500	$11,738	$10,527	$9,127	$7,462

	Allocation of the Allowance for Loan Losses
	Year Ended December 31,
	2012	Percentage of total	2011	Percentage of total	2010	Percentage of total	2009	Percentage of total	2008	Percentage of total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$3,701	29.61%	$3,634	30.96%	$3,134	29.77%	$2,533	27.75%	$1,633	21.88%
Commercial real estate - non-owner occupied	2,173	17.39	1,747	14.88	2,173	20.64	1,865	20.43	1,315	17.62
Residential real estate	2,924	23.39	2,874	24.48	2,930	27.83	2,517	27.58	1,880	25.19
Commercial	3,028	24.22	3,021	25.74	1,509	14.33	1,563	17.13	1,816	24.34
Real estate construction	610	4.88	423	3.60	758	7.20	539	5.91	805	10.79
Consumer	64	0.51	39	0.34	23	0.23	110	1.20	13	0.18
Total	$12,500	100.00%	$11,738	100.00%	$10,527	100.00%	$9,127	100.00%	$7,462	100.00%

Non-performing Assets And Loans Past Due

The following table presents information with respect to non-performing assets and 90 day delinquencies as of the dates indicated.

	Non-performing Assets and Accruing Loans Past Due 90 Days or More
	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)
Non-accrual loans:
Commercial real estate - owner occupied	$-	$2,694	$6,345	$3,631	$22
Commercial real estate - non-owner occupied	-	321	367	-	-
Residential real estate	922	2,249	949	1,504	-
Commercial	1,821	1,439	900	208	74
Real estate construction	-	-	-	1,689	2,678
Consumer	-	-	-	-	101
Total non-accrual loans	2,743	6,703	8,561	7,032	2,875

Other real estate owned ("OREO")	-	-	1,859	5,111	4,455

Total non-performing assets	$2,743	$6,703	$10,420	$12,143	$7,330

Restructured loans included above in non-accrual loans	$759	$1,428	$958	$-	$-

Ratio of non-performing assets to:
Total loans plus OREO	0.44%	1.18%	2.11%	2.47%	1.49%

Total assets	0.32%	0.83%	1.25%	1.82%	1.04%

Accruing past due loans:
90 or more days past due	$-	$-	$333	$-	$-

Non-accrual loans totaled $2.7 million at December 31, 2012 and were comprised of seven borrowers. The loans are carried at the current net realizable value after consideration of $507 thousand in specific reserves. Included in non-accrual loans at December 31, 2012 is a restructured commercial loan in the amount of $759 thousand. There were no restructured loans prior to 2010. The Bank considers restructurings of loans to troubled borrowers when it is deemed to be beneficial to the borrower and improves the prospects for complete recovery of the debt.

The accrual of interest is discontinued at the time a loan is 90 days delinquent unless the credit is well-secured and in process of collection. When a loan is placed on non-accrual, accrued and unpaid interest is reversed from interest income. Subsequent receipts on non-accrual loans are recorded as a reduction to the principal balance. Interest income is recorded only after principal recovery is complete.

The loss potential for each loan has been evaluated, and in management’s opinion, the risk of loss is adequately reserved against. Management actively works with the borrowers to maximize the potential for repayment and reports on the status to the Board of Directors monthly.

Deposits

Deposits totaled $671.5 million at December 31, 2012 and were comprised of noninterest-bearing demand deposits in the amount of $164.2 million, savings and interest-bearing deposits in the amount of $188.0 million, and time deposits in the amount of $319.3 million. Total deposits increased $26.5 million from December 31, 2011. Noninterest-bearing deposits increased $50.3 million from $113.9 million at December 31, 2011 to $164.2 million at December 31, 2012. This increase in noninterest-bearing accounts is due to a combination of 398 new accounts and increased balances in existing commercial accounts at year end. Savings and interest-bearing deposit accounts increased $6.0 million from $182.0 million at December 31, 2011 to $188.0 million at December 31, 2012. Time deposits decreased $29.8 million and totaled $319.3 million at December 31, 2012 compared to $349.1 million in 2011. The decrease in time deposits occurred primarily in deposits obtained through the Certificate of Deposit Account Registry Service (“CDARS”).

We use wholesale funding or brokered deposits to supplement traditional customer deposits for liquidity and to maintain our desired interest rate risk position. Together with FHLB borrowings we use brokered deposits to fund the short-term cash needs associated with the LHFS activities discussed under “Loans” as well as other funding needs. Brokered deposits totaled $215.1 million at December 31, 2012, which included $185.9 million in CDARS deposits as compared to $223.6 million at December 31, 2011, which included $192.3 million in CDARS deposits.

Through CDARS our depositors are able to obtain FDIC insurance of up to $69 million. The FDIC currently classifies CDARS deposits as brokered deposits, even though the deposits originate from our customers. These deposits are placed at other participating financial institutions to obtain FDIC insurance, and we receive a reciprocal amount in return from these financial institutions.

True brokered deposits have declined from $31.2 million at December 31, 2011 to $29.3 million at December 31, 2012. These deposits are not at premium rates and are frequently below retail interest rates. Brokered deposits are viewed by many as being volatile and unstable; however, unlike retail certificates of deposit, there are no early withdrawal options on brokered certificates of deposit for any reason other than death of the underlying depositors. Brokered deposits provide funding flexibility and can be renewed at maturity, allowed to roll off or increased or decreased without any impact on core deposit relationships.

We manage the roll over risk of all deposits by maintaining liquid assets in the form of interest-bearing balances at the FRB and FHLB as well as investment securities available-for-sale and loans held for sale. In addition we also maintain lines of credit with the FHLB, FRB, and correspondent banks. At December 31, 2012 there was $269.7 million available under these lines of credit.

Depositors have been reluctant to extend maturities on certificates of deposits due to the low interest rate environment which has resulted in an increase in certificates of deposits maturing in the one year or less category. We anticipate that we will renew these certificates of deposits depending on our current funding needs. Our Asset Liability Committee monitors the level of re-pricing assets and liabilities and establishes pricing guidelines to maintain net interest margins.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2012, 2011, and 2010 are presented below.

	Average Deposits and Average Rates Paid
	Year Ended December 31,
	2012			2011			2010
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-bearing demand deposits	$63,203	$171	0.27%	$48,349	$227	0.47%	$30,166	$183	0.61%
Money market deposit accounts	119,621	484	0.40%	111,090	628	0.57%	132,761	1,345	1.01%
Savings accounts	2,587	4	0.15%	2,853	6	0.21%	3,939	30	0.76%
Time deposits	340,935	3,870	1.14%	303,009	4,343	1.43%	331,162	6,075	1.83%
Total interest-bearing deposits	$526,346	$4,529	0.86%	$465,301	$5,204	1.12%	$498,028	$7,633	1.53%
Noninterest-bearing demand deposits	146,347			100,149			74,111
Total deposits	$672,693			$565,450			$572,139

The table below presents the maturity distribution of time deposits at December 31, 2012.

	Certificate of Deposit Maturity Distribution
	Year Ended December 31, 2012
	Three months	Over three	Over
	or less	through twelve months	twelve months	Total
	(In Thousands)
Less than $100,000	$7,297	$26,299	$37,789	$71,385
Greater than or equal to $100,000	79,132	102,325	66,496	247,953
	$86,429	$128,624	$104,285	$319,338

Borrowings

Borrowed funds generally consist of advances from the FHLB, a senior unsecured term note, FHLB long-term borrowings, subordinated debentures (trust preferred), securities sold under agreements to repurchase, U.S. Treasury demand notes, federal funds purchased, and commercial paper. At December 31, 2012 borrowed funds totaled $89.3 million, compared to $70.9 million at December 31, 2011. Short-term borrowings increased from $59.9 million at December 31, 2011 to $83.1 million at December 31, 2012. The increase in short-term borrowings was due in part to funding the loans held for sale as well as the increase in loans held for investment.

Securities sold under agreements to repurchase represent overnight investment of funds from commercial checking accounts pursuant to sweep agreements which enable our corporate clients to receive interest on their excess funds.

The following table provides a breakdown of all borrowed funds.

	Borrowed Funds Distribution
	Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB advances	$45,000	$-	$5,417
Securities sold under agreements to repurchase	38,091	29,904	41,047
Commercial paper	-	-	28,226
U.S. Treasury demand note	-	-	5,658
FHLB long-term borrowings	-	4,821	7,036
FDIC term note	-	30,000	29,998
Subordinated debentures	6,186	6,186	6,186
Total at period end	$89,277	$70,911	$123,568

	Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB advances	$11,141	$8,458	$11,413
Securities sold under agreements to repurchase	26,703	36,571	29,202
Commercial paper	-	19,035	25,391
U.S. Treasury demand note	-	1,646	1,283
FHLB long-term borrowings	3,015	6,196	9,239
FDIC term note	3,607	30,081	29,998
Subordinated debentures	6,186	6,186	6,186
Federal funds purchased	41	41	-
Total average balance	$50,693	$108,214	$112,712

Average rate paid on all borrowed funds	1.25%	1.71%	2.20%

	Year Ended December 31,
	2012			2011
	(Dollars In Thousands)
Average rate paid on all borrowed funds	Average Balances	Expense	Yield	Average Balances	Expense	Yield
FHLB advances	$11,141	$65	0.58%	$8,458	$42	0.50%
Securities sold under agreements to repurchase	26,703	38	0.14%	36,571	67	0.18%
Commercial paper	-	-	0.00%	19,035	114	0.60%
US Treasury demand note	-	-	0.00%	1,646	-	0.00%
FHLB long term borrowings	3,015	212	7.03%	6,196	219	3.53%
FDIC term note	3,607	98	2.72%	30,081	1,191	3.96%
Subordinated debentures	6,186	223	3.60%	6,186	213	3.44%
Fed funds purchased	41	-	0.00%	41	-	0.00%
	$50,693	$636	1.25%	$108,214	$1,846	1.71%

Maximum balances at any given month-end during the periods of analysis are reflected in the following table:

	Year Ended December 31,
	2012		2011		2010
	Maximum Balance at		Maximum Balance at		Maximum Balance at
	any month-end		any month-end		any month-end
	(Dollars In Thousands)
FHLB advances	$45,000	December	$40,000	May	$20,179	January
Securities sold under agreements to repurchase	38,091	December	39,553	April	42,714	October
Commercial paper	-		32,299	January	38,378	October
US Treasury demand note	-		4,000	May	5,659	December
FHLB long term borrowings	4,821	February	7,036	February	11,333	February
FDIC term note	30,000	January	30,000	December	29,998	December
Subordinated debentures	6,186	December	6,186	December	6,186	December

Shareholders’ Equity

Shareholders’ equity totaled $91.3 million at December 31, 2012, compared to $82.8 million at December 31, 2011. Changes in shareholders’ equity during 2012 include net income of $17.7 million, $1.1 million from proceeds of stock options exercised, and stock based compensation of $231 thousand less shares repurchased of $770 thousand and cash dividends paid of $9.8 million. The 2012 dividends paid include the special non-routine cash dividend of $0.70 per share discussed in more detail under “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

The table below presents an analysis of risk-based capital and outlines the regulatory components of capital and risk-based capital ratios for the Corporation.

	Risk Based Capital Analysis
	Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$8,615	$8,511	$8,664
Additional paid in capital	17,155	16,716	17,794
Retained earnings	65,404	57,529	47,530
Subordinated debt (trust preferred debenture)	6,000	6,000	6,000
Less: Disallowed servicing assets and loss on equity security	(80)	(112)	(168)
Total Tier 1 Capital	$97,094	$88,644	$79,820

Allowance for loan losses	8,664	7,788	7,049

Total Risk Based Capital	$105,758	$96,432	$86,869

Risk weighted assets	$688,782	$618,746	$560,112

Quarterly average assets	$844,256	$821,995	$834,810

Capital Ratios:
Tier 1 risk based capital ratio	14.10%	14.33%	14.25%
Total risk based capital ratio	15.35%	15.59%	15.51%
Leverage ratio	11.50%	10.78%	9.56%

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2012, overnight interest-bearing balances totaled $22.2 million and securities available-for-sale totaled $35.8 million.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2012, the Bank had a line of credit with the FHLB totaling $254.3 million and a short-term borrowing of $45 million leaving approximately $209.3 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of December 31, 2012, outstanding repurchase agreements totaled $38.1 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at December 31, 2012, these lines amounted to $60.4 million. The Corporation also has $6.2 million in subordinated debentures to support the Corporation’s operations.

The Bank relies on deposits and other short and long-term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider. The Corporation expects its short and long-term sources of liquidity and capital to remain adequate to support expected growth.

Contractual Obligations

The following table summarizes the Corporation’s significant fixed and determinable contractual obligations to make future payments as of December 31, 2012.

	December 31, 2012
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
	(In Thousands)
Certificates of deposit	$215,053	$66,343	$37,942	$319,338
FHLB Advances	45,000	-	-	45,000
Securities sold under agreements to repurchase	38,091	-	-	38,091
Subordinated debentures	-	-	6,186	6,186
Leases	443	460	343	1,246
Total	$298,587	$66,803	$44,471	$409,861

The Corporation generates sufficient cash flows and has adequate resources to meet its contractual obligations. We anticipate that substantially all of the maturing certificates of deposit will be renewed with the exception of certain brokered deposits that we intentionally will not be renewing. Securities sold under agreements to repurchase are likely to remain substantially the same as this item represents funds from overnight sweep agreements with our commercial checking customers.

Off Balance Sheet Items

During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2012, these commitments amounted to $190.9 million. Included in this balance are $6.4 million in performance standby letters of credit. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

The Mortgage Division had open forward contracts at December 31, 2012 totaling $136.8 million. See Notes 8 and 9 to the consolidated financial statements for further information.

The Mortgage Division has agreements with a variety of counterparties to whom mortgage loans are sold on a non-recourse basis. As customary in the industry, the agreements require the Mortgage Division to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance.  Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of the Mortgage Division for loans that contain covered deficiencies.  The overall economic conditions, continued high unemployment, and weak values in the housing market has created a heightened risk of loss due to the representations and warranties associated with sold mortgage loans.   The Mortgage Division has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The amount of the provision and adequacy of the reserve is recommended by management and approved by the Board no less than quarterly.  Management estimates the reserve based upon an analysis of historical loss experiences and actual settlements with our counterparties. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve equals or exceeds the estimate of loss. Claims in process are recognized in the period received, actively monitored and subject to validation prior to payment.  Often times, claims are not factually validated and the claim is rescinded.  Once claims are validated and the actual or potential loss is agreed upon with the counterparty, the reserve is charged and a cash payment is made to settle the claim.  The loan performance data of sold loans is not always made available to the Mortgage Division by the counterparties, thereby making it difficult to estimate the timing and amount of claims until such time as claims are actually presented. Through careful monitoring and conservative estimates, the balance of the reserve has adequately provided for all claims since established. At December 31, 2012 and 2011 the balance in this reserve totaled approximately $4.4 million and $2.6 million, respectively.

Recent Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s market risk is composed primarily of interest rate risk. The Asset Liability Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2012. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2012, over a twelve month period an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 4.46%. An immediate 200 basis points increase in interest rates would result in an increase in net interest income by 10.03%. A 100 basis points decrease in interest rates would result in a negative variance in net interest income and is considered unlikely given current interest rate levels. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The Corporation’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Corporation manages its exposure to fluctuations in interest rates through policies established by its Asset Liability Committee. The Asset Liability Committee meets monthly and has responsibility for formulating and implementing strategies to improve balance sheet positioning and net income and reviewing interest rate sensitivity.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Access National Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP

Richmond, Virginia

March 18, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Access National Corporation

Reston, Virginia

We have audited Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Access National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Access National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP

Richmond, Virginia

March 18, 2013

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	Year Ended December 31,
	2012	2011
Assets

Cash and due from banks	$15,735	$5,362
Interest-bearing deposits in other banks and federal funds sold	22,206	38,547

Securities available-for-sale, at fair value	35,759	45,837
Securities held-to-maturity, at amortized cost (fair value of $45,308 and $39,978)	44,952	39,987
Total investment securities	80,711	85,824

Restricted stock	4,237	3,665
Loans held for sale	111,542	95,126
Loans, net of allowance for loan losses 2012 - $12,500; 2011 - $11,738	604,478	557,662
Premises and equipment, net	8,517	8,671
Accrued interest receivable and other assets	16,488	14,901
Total assets	$863,914	$809,758

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing demand deposits	$164,161	$113,885
Savings and interest-bearing deposits	187,997	182,005
Time deposits	319,338	349,123
Total deposits	671,496	645,013

Short-term borrowings	83,091	59,904
Long-term borrowings	-	4,821
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	11,874	11,019
Total liabilities	772,647	726,943

Shareholders' Equity
Common stock, par value $0.835, authorized 60,000,000 shares, issued and outstanding, 2012 - 10,317,767 and 2011 - 10,192,649	8,615	8,511
Additional paid-in capital	17,155	16,716
Retained earnings	65,404	57,529
Accumulated other comprehensive income, net	93	59
Total shareholders' equity	91,267	82,815
Total liabilities and shareholders' equity	$863,914	$809,758

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share Data)

	Year Ended December 31,
	2012	2011	2010
Interest and Dividend Income
Loans	$34,371	$32,808	$32,691
Interest-bearing deposits and federal funds sold	79	143	210
Securities	2,266	2,216	2,242
Total interest and dividend income	36,716	35,167	35,143

Interest Expense
Deposits	4,529	5,204	7,633
Short-term borrowings	201	1,414	763
Long-term borrowings	212	219	1,502
Subordinated debentures	223	213	216
Total interest expense	5,165	7,050	10,114

Net interest income	31,551	28,117	25,029
Provision for loan losses	1,515	1,149	2,816
Net interest income after provision for loan losses	30,036	26,968	22,213

Noninterest Income
Service fees on deposit accounts	666	693	666
Gain on sale of loans	55,749	35,345	32,501
Mortgage broker fee income	54	627	1,642
Other income	(1,675)	(236)	(149)
Total noninterest income	54,794	36,429	34,660

Noninterest Expense
Compensation and employee benefits	31,481	25,415	22,047
Occupancy	1,720	2,152	2,061
Furniture and equipment	1,002	779	545
Other	22,196	17,376	20,118
Total noninterest expense	56,399	45,722	44,771

Income before income taxes	28,431	17,675	12,102

Provision for income taxes	10,708	6,287	4,526
Net Income	$17,723	$11,388	$7,576

Earnings per common share:
Basic	$1.73	$1.11	$0.72
Diluted	$1.71	$1.10	$0.72

Average outstanding shares:
Basic	10,253,656	10,277,801	10,503,383
Diluted	10,363,267	10,344,325	10,525,258

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
	$17,723	$11,388	$7,576
Net income

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains arising during period	54	2,810	(2,796)
Tax effect	(20)	(956)	951
Net of tax amount	34	1,854	(1,845)

Comprehensive income	$17,757	$13,242	$5,731

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share Data)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2009	$8,799	$18,552	$40,377	$50	$67,778
Net income	-	-	7,576	-	7,576
Other comprehensive income	-	-	-	(1,845)	(1,845)
Stock options exercised (15,000 shares)	13	38	-	-	51
Dividend reinvestment plan (74,721 shares)	62	354	-	-	416
Repurchase of common stock under share repurchase program (250,980 shares)	(210)	(1,325)	-	-	(1,535)
Cash dividend	-	-	(423)	-	(423)
Stock-based compensation expense recognized in earnings	-	175	-	-	175

Balance, December 31, 2010	$8,664	$17,794	$47,530	$(1,795)	$72,193

Net income	-	-	11,388	-	11,388
Other comprehensive income,				1,854	1,854
Stock options exercised (55,975 shares)	46	301	-	-	347
Repurchase of common stock under share repurchase program (239,495 shares)	(199)	(1,592)	-	-	(1,791)
Cash dividend	-	-	(1,389)	-	(1,389)
Stock-based compensation expense recognized in earnings	-	213	-	-	213

Balance, December 31, 2011	$8,511	$16,716	$57,529	$59	$82,815

Net income	-	-	17,723	-	17,723
Other comprehensive income,				34	34
Stock options exercised (199,418 shares)	166	916	-	-	1,082
Repurchase of common stock under share repurchase program (74,300 shares)	(62)	(708)	-	-	(770)
Cash dividend	-	-	(9,848)	-	(9,848)
Stock-based compensation expense recognized in earnings	-	231	-	-	231

Balance, December 31, 2012	$8,615	$17,155	$65,404	$93	$91,267

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$17,723	$11,388	$7,576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans held for investment	1,515	1,149	2,816
Provision for losses on mortgage loans sold	2,510	966	3,836
Provision for off balance sheet losses	156	-	-
Writedown of other real estate owned	-	310	2,071
Gain on other real estate owned	-	(1,325)	(1,155)
Gain on sale of securities	-	-	(186)
Deferred tax benefit	(1,061)	(618)	(66)
Stock-based compensation	231	213	175
Valuation allowance on derivatives	(526)	341	(114)
Net amortization (accretion) on securities	105	(16)	105
Depreciation and amortization	427	448	440
Loss on disposal of fixed assets	-	39	6
Changes in assets and liabilities:
Valuation of loans held for sale carried at fair value	(706)	(2,878)	771
Originations of loans held for sale	(1,128,305)	(796,991)	(824,738)
Proceeds from sales of loans held for sale	1,112,594	786,988	817,955
Decrease in other assets	30	1,560	4,060
(Decrease) increase in other liabilities	(1,851)	1,839	(11,113)
Net cash provided by operating activities	2,842	3,413	2,439
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available-for-sale	54,543	106,709	155,718
Proceeds from sale of securities	-	-	20,186
Purchases of securities available-for-sale	(45,106)	(24,640)	(259,527)
Proceeds from maturities and calls of securities held-to-maturity	40,000	-	-
Purchase of securities held-to-maturity	(44,947)	(39,987)	-
Net increase in loans	(48,331)	(81,535)	(11,439)
Proceeds from sales of other real estate owned	-	6,600	7,394
Purchases of premises, equipment and software	(281)	(232)	(602)
Net cash used in investing activities	(44,122)	(33,085)	(88,270)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	56,267	53,567	33,554
Net (decrease) increase in time deposits	(29,785)	(36,401)	127,649
Net increase (decrease) in securities sold under agreement to repurchase	8,187	(11,144)	14,244
Net increase (decrease) in other short-term borrowings	15,000	(39,300)	1,856
Decrease in long-term borrowings	(4,821)	(2,214)	(9,296)
Proceeds from issuance of common stock	1,082	347	467
Repurchase of common stock	(770)	(1,791)	(1,535)
Dividends paid	(9,848)	(1,389)	(423)
Net cash provided by (used in) financing activities	35,312	(38,325)	166,516

(Decrease) increase in cash and cash equivalents	(5,968)	(67,997)	80,685
Cash and Cash Equivalents
Beginning	43,909	111,906	31,221
Ending	$37,941	$43,909	$111,906
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,638	$7,421	$9,854
Cash payments for income taxes	$10,276	$6,831	$4,908
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$54	$2,810	$(2,796)
Loans transferred to other real estate owned	$-	$3,726	$5,058

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

During 2011 the Bank closed the Mortgage Corporation and transferred all mortgage banking activities into the Bank as a separate division, the (“Mortgage Division”). The Mortgage Corporation ceased conducting new business on July 1, 2011 and was dissolved in the second quarter of 2012.

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

Cash Flow Reporting - For purposes of the statements of cash flows, cash and cash equivalents consists of cash and due from banks, federal funds sold and interest-bearing deposits at other banks.

Restrictions on Cash and Cash Equivalents - As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the FRB. At December 31, 2012 and 2011, the amount of daily average required balances were approximately $421 thousand and $350 thousand, respectively. The Mortgage Division held escrow deposits in conjunction with mortgage loans totaling $728 thousand and $551 thousand at December 31, 2012 and December 31, 2011, respectively.

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

Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities or call dates if applicable. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in net income as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

Other Than Temporary Impairment of Investment Securities – Securities are evaluated quarterly for potential other than temporary impairment. Management considers the facts of each security including the nature of the security, the amount and duration of the loss, credit quality of the issuer, the expectations for that security’s performance, and Corporation’s intent and ability to hold the security until recovery. Declines in equity securities that are considered to be other than temporary are recorded as a charge to net income in the Consolidated Statements of Income. Declines in debt securities that are considered to be other than temporary are separated into (1) the amount of the total impairment related to credit loss and (2) the amount of the total impairment related to all other factors. The amount of the total other than temporary impairment related to the credit loss is recognized in net income. The amount of the total impairment related to all other factors is recognized in other comprehensive income.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.

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

Real Estate Owned - Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and current market conditions. Gains or losses on sales of real estate owned are recognized upon disposition. Real estate owned is included in other assets. At December 31, 2012 and 2011 the Corporation did not have any real estate owned.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. See Note 16 - Fair Value Measurements.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”. The guidance simplifies the accounting for financial assets transferred under repurchase agreements and similar arrangements and increases the number of transfers to be accounted for as secured borrowings as opposed to sales. The amended guidance is effective prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011. Repurchase agreements are offered through a commercial banking sweep product as a short-term investment opportunity for customers. All such arrangements are considered typical of the banking industry and are accounted for as borrowings. The Corporation adopted this guidance beginning with first quarter 2012 financial reporting; there was no material impact upon adoption.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The Corporation did adopt ASU 2011-04, which generally aligns the principles of fair value measurements with International Financial Reporting Standards (IFRSs), in its consolidated financial statements in the first quarter 2012. The provisions of ASU 2011-04 clarify the application of existing fair value measurement requirements, and expand the disclosure requirements for fair value measurements. While the provisions of ASU 2011-04 did increase the Corporation’s fair value disclosures the adoption of ASU 2011-04 did not have a material effect on the Corporation’s financial condition and results of operations.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income” (Topic 220): This update amended existing guidance relating to presentation of other comprehensive income in a convergence effort with international accounting standards. This guidance eliminates the option to present the components of comprehensive income as a part of the statement of changes in stockholders’ equity and requires a consecutive presentation of net income and other comprehensive income, and a reconciliation of the components of other comprehensive income. Similar to the requirements of existing guidance, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and other comprehensive income are presented. Although portions of this update related to the reclassification of adjustments out of other comprehensive income were deferred in December 2011, the amendments in this guidance should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments do not require any transition disclosures. The adoption of this guidance did not have a material effect on the Corporation’s consolidated financial statements or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This guidance eliminates offsetting of financial instruments disclosure differences between GAAP and IFRS. New disclosures will be required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either (1) offset on the balance sheet in accordance with the FASB’s offsetting guidance or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB’s offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance, which involves disclosure only, will not impact the Corporation’s consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which is related to the impairment of indefinite-lived intangible assets. The guidance simplifies how entities test indefinite-lived intangible assets, other than goodwill, and is similar to the new qualitative impairment test for goodwill. The guidance allows entities to elect to first perform qualitative tests to determine the likelihood that the indefinite-lived intangible asset’s fair value is less than its carrying value. If it is determined that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the entity would then perform the first step of the goodwill impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a material impact to the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. The provisions of ASU 2013-02 are effective for periods beginning after December 15, 2012, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Upon adoption of the provisions of ASU 2013-02 on January 1, 2013, the Corporation will revise its financial statements and disclosures accordingly.

Notes to Consolidated Financial Statements

Note 2. Securities

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at December 31, 2012 and 2011. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

	Year Ended December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$15,000	$16	$-	$15,016
Mortgage backed securities	15,103	100	(26)	15,177
Corporate bonds	4,012	92	(25)	4,079
CRA Mutual fund	1,500	-	(13)	1,487
	$35,615	$208	$(64)	$35,759

Held-to-maturity:
U.S. Government agencies	$44,952	$356	$-	$45,308
	$44,952	$356	$-	$45,308

	Year Ended December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$39,402	$152	$(36)	$39,518
Mortgage backed securities	582	38	-	620
Corporate bonds	4,022	-	(61)	3,961
Municipals - taxable	240	2	-	242
CRA Mutual fund	1,500	-	(4)	1,496
	$45,746	$192	$(101)	$45,837

Held-to-maturity:
U.S. Government agencies	$39,987	$80	$(89)	$39,978
	$39,987	$80	$(89)	$39,978

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

The amortized cost and estimated fair value of securities as of December 31, 2012 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	Year Ended December 31, 2012
		Estimated
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available-for-sale:
US Agencies:
Due after one through five years	$5,000	$5,003
Due after five through ten years	5,000	5,008
Due after ten through fifteen years	5,000	5,005
Corporate bonds:
Due after one through five years	4,012	4,079
Mortgage backed securities:
Due after five through ten years	3,696	3,745
Due after ten through fifteen years	10,918	10,893
Due after fifteen years	489	539
CRA Mutual fund	1,500	1,487
	$35,615	$35,759

Held-to-maturity:
US Agencies:
Due after one through five years	$24,981	$25,085
Due after five through ten years	5,000	5,175
Due after ten through fifteen years	14,971	15,048
	$44,952	$45,308

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $60.7 million and $50.1 million at December 31, 2012 and 2011, respectively.

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock. The amortized costs of the restricted stock as of December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
	(In Thousands)

Federal Reserve Bank stock	$999	$999

FHLB stock	3,238	2,666
	$4,237	$3,665

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Investment securities available-for-sale and held-to-maturity that had an unrealized loss position at December 31, 2012 and December 31, 2011 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
Year Ended December 31, 2012	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$6,361	$(26)	$-	$-	$6,361	$(26)
Corporate bonds	-	-	1,967	(25)	1,967	(25)
CRA Mutual fund	1,487	(13)	-	-	1,487	(13)
Total	$7,848	$(39)	$1,967	$(25)	$9,815	$(64)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
Year Ended December 31, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale

U.S. Government agencies	$4,964	$(36)	$-	$-	$4,964	$(36)
Corporate bonds	3,961	(61)	-	-	3,961	(61)
CRA Mutual fund	1,496	(4)	-	-	1,496	(4)
Total	$10,421	$(101)	$-	$-	$10,421	$(101)

Investment securities held-to-maturity:

U.S. Government agencies	$24,905	$(89)	$-	$-	$24,905	$(89)
Total	$24,905	$(89)	$-	$-	$24,905	$(89)

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

Mortgage-backed

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At December 31, 2012, two securities had unrealized losses of $26,467. As both securities are backed by the United States Government or a Government Sponsored Entity, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Corporate bonds

The Corporation’s unrealized loss on corporate obligations was caused by interest rate fluctuations. At December 31, 2012, one security had an unrealized loss of $25,476. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its CRA mutual fund investment was caused by interest rate fluctuations. At December 31, 2012, one security had an unrealized loss of $13,423. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses

The composition of net loans is summarized as follows:

	Year Ended December 31,
	2012	Percentage of Total	2011	Percentage of Total
	(In Thousands)
Commercial real estate - owner occupied	$182,655	29.60%	$171,599	30.14%
Commercial real estate - non-owner occupied	107,213	17.38	104,976	18.44
Residential real estate	144,521	23.43	128,485	22.56
Commercial	149,389	24.21	131,816	23.15
Real estate construction	30,038	4.87	29,705	5.22
Consumer	3,162	0.51	2,819	0.49
Total loans	$616,978	100.00%	$569,400	100.00%
Less allowance for loan losses	12,500		11,738
Net Loans	$604,478		$557,662

Unearned income and net deferred loan fees and costs totaled $1.7 and $1.6 million at December 31, 2012 and 2011, respectively. Loans pledged to secure borrowings at the FHLB totaled $215.4 million and $182.6 million at December 31, 2012 and 2011, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $12.5 million and $11.7 million at year end December 31, 2012 and 2011, respectively. The allowance for loan losses was equivalent to 2.03% and 2.06% of total loans held for investment at December 31, 2012 and 2011, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

Management and the Board of Directors subject the reserve adequacy and methodology to a review on a regular basis by internal auditors and bank regulators, and such reviews have not resulted in any material adjustment to the allowance.

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

The following provides detailed information about the changes in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 as well as the recorded investment in loans at December 31, 2012 and 2011.

	Allowance for Loan Losses
Year Ended December 31, 2012	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance for credit losses:
Beginning Balance	$3,634	$1,747	$2,874	$3,021	$423	$39	11,738
Charge-offs	(429)	(103)	(790)	(808)	-	(35)	(2,165)
Recoveries	-	416	410	566	-	20	1,412
Provisions	496	113	430	249	187	40	1,515
Ending Balance	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500

Year Ended December 31, 2011	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance for credit losses:
Beginning Balance	$3,134	$2,173	$2,930	$1,509	$758	$23	$10,527
Charge-offs	(344)	-	(596)	(292)	-	-	(1,232)
Recoveries	405	234	89	536	30	-	1,294
Provisions	439	(660)	451	1,268	(365)	16	1,149
Ending Balance	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738

Year Ended December 31, 2010	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance for credit losses:
Beginning Balance	$2,600	$1,724	$2,651	$1,589	$549	$14	$9,127
Charge-offs	(624)	-	(875)	(501)	(48)	-	(2,048)
Recoveries	20	89	38	385	99	1	632
Provisions	1,138	360	1,116	36	158	8	2,816
Ending Balance	$3,134	$2,173	$2,930	$1,509	$758	$23	$10,527

	Recorded Investment in Loans
Year Ended December 31, 2012	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Ending balance: individually evaluated for impairment	$98	$-	$230	$277	$-	$-	$605
Ending balance: collectively evaluated for impairment	$3,603	$2,173	$2,694	$2,751	$610	$64	$11,895
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$182,655	$107,213	$144,521	$149,389	$30,038	$3,162	$616,978
Ending balance: individually evaluated for impairment	$370	$-	$922	$1,937	$-	$-	$3,229
Ending balance: collectively evaluated for impairment	$182,285	$107,213	$143,599	$147,452	$30,038	$3,162	$613,749
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Year Ended December 31, 2011	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738
Ending balance: individually evaluated for impairment	$672	$70	$537	$644	$-	$-	$1,923
Ending balance: collectively evaluated for impairment	$2,962	$1,677	$2,337	$2,377	$423	$39	$9,815
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$171,599	$104,976	$128,485	$131,816	$29,705	$2,819	$569,400
Ending balance: individually evaluated for impairment	$2,694	$321	$2,249	$1,598	$-	$-	$6,862
Ending balance: collectively evaluated for impairment	$168,905	$104,655	$126,236	$130,377	$29,705	$2,819	$562,697
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

Identifying and Classifying Portfolio Risks by Risk Rating

At origination, loans are categorized into risk categories based upon original underwriting. Subsequent to origination, management evaluates the collectability of all loans in the portfolio and assigns a proprietary risk rating on a quarterly basis as of the 15th of the last month in the quarter. Ratings range from the highest to lowest quality based on factors including measurements of ability to pay, collateral type and value, borrower stability, management experience, and credit enhancements. These ratings are consistent with the bank regulatory rating system.

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

The Bank did not have any loans classified as loss or doubtful at December 31, 2012 and 2011. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of December 31, 2012 and 2011 is shown below.

Credit Quality Indicators

Credit Risk Profile by Regulatory Risk Rating

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11
	(In Thousands)
Pass	$159,413	$152,495	$100,443	$91,685	$138,388	$122,501	$130,885	$121,717	$30,202	$29,791	$3,162	$2,819	$562,493	$521,008
Special mention	11,897	8,113	2,402	5,204	3,902	1,811	12,225	6,851	-	-	-	-	30,426	21,979
Substandard	11,852	11,531	4,725	8,470	2,420	4,268	6,724	3,695	-	-	-	-	25,721	27,964
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(507)	(540)	(357)	(383)	(189)	(95)	(445)	(447)	(164)	(86)	-	-	(1,662)	(1,551)
Total	$182,655	$171,599	$107,213	$104,976	$144,521	$128,485	$149,389	$131,816	$30,038	$29,705	$3,162	$2,819	$616,978	$569,400

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

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

Credit Risk Profile Based on Payment Activity

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11
	(In Thousands)
Performing	$182,655	$168,905	$107,213	$104,655	$143,599	$126,236	$147,568	$130,377	$30,038	$29,705	$3,162	$2,819	$614,235	$562,697
Non-performing	-	2,694	-	321	922	2,249	1,821	1,439	-	-	-	-	2,743	6,703
Total	$182,655	$171,599	$107,213	$104,976	$144,521	$128,485	$149,389	$131,816	$30,038	$29,705	$3,162	$2,819	$616,978	$569,400

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. For reporting purposes, however, loans past due 1 to 29 days are excluded. The delinquency status of the loans in the portfolio is shown below as of December 31, 2012 and 2011. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans
	Year Ended December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$182,655	$182,655
Commercial real estate - non-owner occupied	-	-	-	-	-	107,213	107,213
Residential real estate	-	-	-	-	922	143,599	144,521
Commercial	-	-	-	-	1,821	147,568	149,389
Real estate construction	-	-	-	-	-	30,038	30,038
Consumer	-	-	-	-	-	3,162	3,162
Total	$-	$-	$-	$-	$2,743	$614,235	$616,978

	Year Ended December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$2,694	$168,905	$171,599
Commercial real estate - non-owner occupied	-	-	-	-	321	104,655	104,976
Residential real estate	154	63	-	217	2,249	126,019	128,485
Commercial	-	54	-	54	1,439	130,323	131,816
Real estate construction	-	-	-	-	-	29,705	29,705
Consumer	-	-	-	-	-	2,819	2,819
Total	$154	$117	$-	$271	$6,703	$562,426	$569,400

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payments applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the years ended December 31, 2012, 2011 and 2010.

The table below shows the results of management’s analysis of impaired loans for the year ended December 31, 2012 and 2011.

	Impaired Loans
	Year Ended December 31, 2012			Year Ended December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	183	183	-
Commercial	154	165	-	417	584	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$370	$370	$98	$2,694	$3,156	$672
Commercial real estate - non-owner occupied	-	-	-	321	422	70
Residential real estate	922	1,068	230	2,066	2,313	537
Commercial	1,783	2,099	277	1,181	1,200	644
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$370	$370	$98	$2,694	$3,156	$672
Commercial real estate - non-owner occupied	-	-	-	321	422	70
Residential real estate	922	1,068	230	2,249	2,496	537
Commercial	1,937	2,264	277	1,598	1,784	644
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$3,229	$3,702	$605	$6,862	$7,858	$1,923

The table below shows the average recorded investment in impaired loans for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
	(In Thousands)
Commercial real estate - owner occupied	$1,625	$4,344	$4,782
Commercial real estate - non-owner occupied	190	343	299
Residential real estate	1,855	2,076	1,142
Commercial	1,343	1,100	278
Real estate construction	-	-	1,248
Consumer	-	-	-
	$5,013	$7,863	$7,749

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

No loans were modified in connection with a troubled debt restructuring during the year ended December 31, 2012. During the year ended December 31, 2011, three commercial loans totaling $1.1 million and one commercial real estate – owner occupied loan totaling $402 thousand were modified by lowering the interest rate on the loans, which led to their classification as TDRs. The modifications resulted in lower payments, losses of $82 thousand and additions to the allowance for loan losses of $416 thousand.

During the year ended December 31, 2012, one commercial loan which had been restructured in the past 12 months with a recorded balance of $95,990 subsequently defaulted. This loan was charged-off in the third quarter of 2012. No payment defaults occurred during the year ended December 31, 2011 for loans restructured during the preceding 12 month period.

	Troubled Debt Restructurings
	Year Ended December 31, 2012			Year Ended December 31, 2011
	Number of loans	Outstanding balance	Recorded investment	Number of loans	Outstanding balance	Recorded investment
Performing
Commercial real estate - owner occupied	1	$370	$370	-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	2	116	116	2	159	159
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Non-Performing
Commercial real estate - owner occupied	-	$-	$-	1	$321	$321
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	1	759	759	3	1,107	1,107
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	4	$1,245	$1,245	6	$1,587	$1,587

Notes to Consolidated Financial Statements

Note 4. Premises and Equipment

Premises and equipment, net, are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Land	$2,549	$2,549	$2,549
Premises	5,793	5,793	5,831
Leasehold improvements	1,294	1,294	1,294
Furniture and equipment	3,595	3,347	3,453
	13,231	12,983	13,127
Less accumulated depreciation	(4,714)	(4,312)	(4,193)
	$8,517	$8,671	$8,934

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, was $427,000, $448,000, and $440,000, respectively.

Note 5. Deposits

The composition of deposits is summarized as follows at December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Interest-bearing demand deposits	$71,015	10.58%	$59,798	9.27%
Savings and money market	116,554	17.36	121,252	18.80
CDARS-reciprocal time deposits	170,835	25.44	192,326	29.82
Brokered deposits	29,277	4.35	31,228	4.84
Time deposits	119,654	17.82	126,524	19.61
Total interest-bearing deposits	507,335	75.55%	531,128	82.34%
Noninterest-bearing demand deposits	164,161	24.45	113,885	17.66
Total deposits	$671,496	100.00%	$645,013	100.00%

The aggregate amount of time deposits with a minimum denomination of $100,000 was $247,953,000 for 2012 and $265,342,000 for 2011.

At December 31, 2012, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2013	$215,053
2014	42,097
2015	24,246
2016	15,215
2017	12,452
Later years	10,275
$319,338

Notes to Consolidated Financial Statements

Note 5. Deposits (continued)

Brokered deposits totaled $215,141,000 and $223,554,000 at December 31, 2012 and 2011, respectively, which includes $185,864,000 and $192,326,000, respectively, in reciprocal CDARS deposits.

Note 6. Borrowings

Short-term borrowings consisted of the following at December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$38,091	$29,904
FHLB borrowings	45,000	-
Senior unsecured term note	-	30,000
Total	$83,091	$59,904

Weighted interest rate	0.24%	2.36%

Average for the year ended December 31:
Outstanding	$41,492	$95,832
Interest rate	0.49%	1.48%

Maximum month-end outstandings	$83,091	$141,250

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include short-term advances from the FHLB, which are secured by mortgage-related loans. The carrying value of the loans pledged as collateral for FHLB advances total $215,390,000 at December 31, 2012 and $158,923,000 at December 31, 2011. During 2011 the Bank discontinued participating in the U.S. Treasury Tax and Loan program.

Long-term borrowings consisted of the following at December 31, 2012 and 2011.

	Long Term Borrowings
	Year Ended December 31,
	2012	2011
	(In Thousands)
FHLB long-term borrowings	$-	$4,821
Subordinated debenture	6,186	6,186
Total	$6,186	$11,007

The Bank has remaining lines of credit available with the FHLB which totaled $209.3 million at December 31, 2012.

In 2009 the Bank issued $30.0 million in new senior unsecured debt at 2.74% that matured on February 15, 2012 under the Temporary Liquidity Guarantee program. This debt was paid off on February 15, 2012.

On September 29, 2003, Access National Capital Trust II, a wholly-owned subsidiary of the Corporation which was formed for the purpose of issuing redeemable trust preferred securities, issued $6.2 million of trust preferred securities. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2012 was 3.54%. Interest is payable quarterly. The securities have a mandatory redemption date of September 29, 2034 and are subject to varying call provisions beginning January 7, 2009. The principal asset of the Trust is $6.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the trust preferred securities.

Notes to Consolidated Financial Statements

Note 6. Borrowings (continued)

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

Note 7. Income Taxes

Net deferred tax assets consisted of the following components as of December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$4,419	$4,149
Deferred fees	586	548
Allowance for loan losses on mortgage loans sold	1,941	1,131
Allowance for off balance sheet losses	171	116
Stock options	156	140
Other	66	189
	$7,339	$6,273
Deferred tax liability:
Depreciation	291	286
Securities available for sale	52	32
	343	318
Net deferred tax assets included in other assets	$6,996	$5,955

The provision for income taxes charged to operations for the years ended December 31, 2012, 2011, and 2010 consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)

Current tax expense	$11,769	$6,905	$4,592
Deferred tax (benefit)	(1,061)	(618)	(66)
	$10,708	$6,287	$4,526

Notes to Consolidated Financial Statements

Note 7. Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2012, 2011, and 2010 as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Computed "expected" tax expense	$9,951	$6,185	$4,236
Increase (decrease) in income taxes resulting from:
State income taxes	423	20	182
Other	334	82	108
	$10,708	$6,287	$4,526

Note 8. Commitments and Contingent Liabilities

The Corporation is committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2012, 2011, and 2010 totaled $867,000, $1,309,000, and $1,243,000, respectively.

The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2013	$443
2014	277
2015	183
2016	188
2017	155
$1,246

In the normal course of business, there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. The Corporation does not anticipate any material loss as a result of these transactions. See Note 9 for additional information.

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

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingent Liabilities (continued)

At December 31, 2012 and 2011 the Mortgage Division had open forward contracts with a notional value of $136,750,000 and $76,500,000, respectively. At December 31, 2012 and 2011, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was ($186,000) and ($586,000) at December 31. 2012 and 2011, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Division does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Division does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Division could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.

Interest rate lock commitments totaled $80,646,000 and $68,930,000 at December 31, 2012 and 2011, respectively, and included $12,108,000 and $22,395,000 that were made on a Best Efforts basis at December 31, 2012 and 2011, respectively. Fair values of these best efforts commitments were $115,000 and $115,000 at December 31, 2012 and 2011, respectively. The remaining hedged interest rate lock commitments totaling $68,538,000 and $46,535,000 at December 31 2012 and 2011 had a fair value of $535,000 and $410,000, respectively.

The Mortgage Division makes representations and warranties that loans sold to investors meet their program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At December 31, 2012 and 2011 the balance in this reserve totaled $4.4 million and $2.6 million, respectively.

Allowance For Losses on Mortgage Loans Sold

	Year Ended December 31,
	2012	2011

Balance at beginning of year	$2,616	$1,991
Provision charged to operating expense	2,510	966
Recoveries	-	-
Charge-offs	(750)	(341)
Balance at end of year	$4,376	$2,616

Note 9. Financial Instruments with Off-Balance-Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $9,700,000 and $17,900,000 in outstanding commitments at December 31, 2012 and 2011, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $174,793,000 and $123,144,000 in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements

Note 9. Financial Instruments with Off-Balance-Sheet Risk (continued)

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $6,371,000 and $4,052,000 at December 31, 2012 and 2011, respectively.

In addition to the above, the Corporation is subject to risks related to the mortgage origination operations of the Mortgage Division of the Bank. See Note 8 for a discussion of those risks.

Note 10. Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to the Corporation and which do not present more than the normal risk of collectability or other unfavorable terms. These related parties were indebted to the Corporation for loans totaling $8,704,000 and $8,085,000 at December 31, 2012 and 2011, respectively. During 2012, total principal additions were $1,077,000 and total principal payments and changes in related parties’ debt were $458,000. The aggregate amount of deposits at December 31, 2012 and 2011 from directors and officers was $21,955,000 and $21,251,000, respectively.

Note 11. Stock Option Plan

The Corporation established the Access National Corporation 2009 Stock Option Plan (“the Plan”) and it was approved by shareholders on May 19, 2009. The Plan reserves 975,000 shares of the Corporation’s common stock, $0.835 par value, for issuance under the Plan. The Plan allows for incentive stock options to be granted with an exercise price equal to the fair market value at the date of grant. The expiration dates on options granted under this plan range from three and a half years to four years from the grant date.

Total compensation cost for share-based payment arrangements recognized in 2012, 2011, and 2010 was $231,000, $213,000, and $175,000, respectively.

Cash received from option exercises under share-based payment arrangements for 2012, 2011, and 2010 was $1,082,000, $347,000, and $467,000, respectively.

Changes in the stock options outstanding under the plans for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

	Year Ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	385,450	$6.04	418,525	$5.98	439,079	$6.44
Granted	107,100	9.32	136,100	7.08	105,500	5.98
Exercised	(199,418)	5.42	(55,975)	6.22	(15,000)	3.45
Lapsed or canceled	(18,332)	6.69	(113,200)	6.99	(111,054)	8.14

Outstanding at end of year	274,800	$7.72	385,450	$6.04	418,525	$5.98

Options exercisable at end of year	54,300	$6.26	161,750	$5.21	218,825	$6.81

Notes to Consolidated Financial Statements

Note 11. Stock Option Plan (continued)

Options outstanding at year end 2012 were as follows:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Price	Outstanding	Life (in yrs)	Price	Exercisable	Life (in yrs)	Price

$3.46-$6.94	135,500	1.24	$6.43	47,300	0.65	$5.98
$6.95-$7.54	6,000	1.98	7.35	-	-	-
$7.55-$9.58	129,550	3.98	8.97	7,000	3.66	8.15
$9.59-$25.00	3,750	4.32	11.67	-	-	-
	274,800	2.59	$7.72	54,300	1.04	$6.25

The fair value of stock options granted was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010

Expected life of options granted	4.10 Years	3.10 Years	2.66 Years
Risk-free interest rate	0.39%	0.91%	1.38%
Expected volatility of stock	43%	48%	48%
Annual expected dividend yield	7%	1%	1%
Fair value of granted options	$330,326	$337,091	$218,982
Nonvested Options	220,500	223,700	199,700

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $1,222,593, $78,380, and $38,174, respectively. The weighted average grant date fair value of options granted during the years 2012, 2011, and 2010 were $3.08, $2.48, and $2.08, respectively.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of December 31, 2012 was $281,469. The cost is expected to be recognized over a weighted average period of 1.26 years.

Note 12. Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Notes to Consolidated Financial Statements

Note 12. Capital Requirements (continued)

At December 31, 2012 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institutions’ category.

The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2012, 2011 and 2010 are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
December 31, 2012
Total Capital
(to Risk-Weighted Assets)
Corporation	$105,758	15.35%	$55,103	8.00%	$68,878	10.00%
Bank	$99,597	14.48%	$55,009	8.00%	$68,761	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$97,094	14.10%	$27,551	4.00%	$41,327	6.00%
Bank	$90,948	13.23%	$27,504	4.00%	$41,257	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$97,094	11.50%	$33,770	4.00%	$42,213	5.00%
Bank	$90,948	10.79%	$33,713	4.00%	$42,142	5.00%
December 31, 2011
Total Capital
(to Risk-Weighted Assets)
Corporation	$96,432	15.59%	$49,500	8.00%	$61,875	10.00%
Bank	$91,388	14.80%	$49,409	8.00%	$61,762	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$88,644	14.33%	$24,750	4.00%	$37,125	6.00%
Bank	$83,614	13.54%	$24,705	4.00%	$37,057	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$88,644	10.78%	$32,880	4.00%	$41,100	5.00%
Bank	$83,614	10.19%	$32,833	4.00%	$41,042	5.00%
December 31, 2010
Total Capital
(to Risk-Weighted Assets)
Corporation	$86,869	15.51%	$44,809	8.00%	$56,011	10.00%
Bank	$83,479	14.94%	$44,700	8.00%	$55,875	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$79,820	14.25%	$22,404	4.00%	$33,607	6.00%
Bank	$76,447	13.68%	$22,350	4.00%	$33,525	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$79,820	9.56%	$33,392	4.00%	$41,741	5.00%
Bank	$76,447	9.17%	$33,351	4.00%	$41,689	5.00%

Notes to Consolidated Financial Statements

Note 13. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Year Ended December 31,
	2012			2011			2010
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except for Share Data)
Earnings per share
Basic	$17,723	10,254	$1.73	$11,388	10,278	$1.11	$7,576	10,503	$0.72
Effect of dilutive securities:
Stock options and warrants	-	109	-	-	66	-	-	22	-
Diluted	-	-	1.71	-	-	1.10	-	-	0.72
Diluted earnings per share	$17,723	10,363	$1.71	$11,388	10,344	$1.10	$7,576	10,525	$0.72

Note 14. Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan (the “401(k) Plan”), which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $561,000, $439,000, and $393,000 were charged to expense under the 401(k) Plan for 2012, 2011, and 2010, respectively.

Notes to Consolidated Financial Statements

Note 15. Other Expenses

The Corporation had the following other expenses for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)

Management fees	$5,889	$3,616	$3,239
Advertising and promotional expense	3,382	2,625	2,762
Provision for LHFS	2,510	966	3,836
Investor fees	1,280	898	833
Business and franchise tax	734	616	453
Data processing	630	496	502
Accounting and auditing service	597	428	588
Consulting fees	501	528	436
Credit report/aus expenses	418	288	356
FDIC insurance	370	535	678
Director fees	322	228	192
Legal fees	288	574	153
Publication and subscription	279	179	64
Stationary and supplies	269	194	173
CDARS Fee expense	267	244	366
Employee education and development	242	109	81
Telephone	237	211	223
Stock option expense	231	213	175
Verification fees	230	174	179
SBA guarantee fee	218	140	34
Regulatory examinations	192	188	172
Loan reserve expense	161	148	(64)
Appraisal fees	155	112	172
Loan and collection	130	605	572
Settlement expense	128	122	128
Courier expense	115	103	93
FRB and Bank analysis charges	96	79	85
Other	2,325	2,757	3,637
	$22,196	$17,376	$20,118

Note 16. Fair Value Measurements

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

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

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

Note 16. Fair Value Measurements (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option, are summarized below:

	Fair Value Measurement
	at December 31, 2012 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$15,016	$-	$15,016	$-
Mortgage backed	15,177	-	15,177	-
Corporate bonds	4,079	-	4,079	-
Taxable municipals	-	-	-	-
CRA Mutual fund	1,487	-	1,487	-
Total available-for-sale investment securities	35,759	-	35,759	-

Residential loans held for sale	111,542	-	111,542	-
Derivative assets	1,091	-	-	1,091
Total Financial Assets-Recurring	$148,392	$-	$147,301	$1,091

Financial Liabilities-Recurring
Derivative liabilities	$626	$-	$-	$626
Total Financial Liabilities-Recurring	$626	$-	$-	$626

Financial Assets-Non-Recurring
Impaired loans (1)	$3,229	$-	$-	$3,229
Total Financial Assets-Non-Recurring	$3,229	$-	$-	$3,229

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

	Fair Value Measurement
	at December 31, 2011 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$39,518	$-	$39,518	$-
Mortgage backed	620	-	620	-
Corporate bonds	3,961	-	3,961	-
Taxable municipals	242	-	242	-
CRA Mutual fund	1,496	-	1,496	-
Total available-for-sale investment securities	45,837	-	45,837	-

Residential loans held for sale	95,126	-	95,126	-
Derivative assets	1,256	-	-	1,256
Total Financial Assets-Recurring	$142,219	$-	$140,963	$1,256

Financial Liabilities-Recurring
Derivative liabilities	$1,317	$-	$-	$1,317
Total Financial Liabilities-Recurring	$1,317	$-	$-	$1,317

Financial Assets-Non-Recurring
Impaired loans (1)	$6,862	$-	$-	$6,862
Total Financial Assets-Non-Recurring	$6,862	$-	$-	$6,862

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the twelve month period ended December 31, 2012 and 2011.

Net Derivatives
(In Thousands)
Balance January 1, 2012	$(61)
Realized and unrealized gains included in earnings	526
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2012	$465

Net Derivatives
(In Thousands)
Balance January 1, 2011	$280
Realized and unrealized gains included in earnings	(341)
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2011	$(61)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at December 31, 2012:

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$1,091	Market pricing (3)	Estimated pullthrough	75% - 90%
Derivative liabilities	$626	Market pricing (3)	Estimated pullthrough	75% - 90%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$1,292	Appraisal of collateral (1)	Liquidation expenses (2)	20% - 30%
Impaired loans - Non-real estate secured	$1,937	Cash flow basis	Liquidation expenses (2)	10% - 20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented as a percent of the volume.

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

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

	December 31, 2012
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$111,542	$4,850	$106,692

	December 31, 2011
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$95,126	$4,145	$90,981

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

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

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

At December 31, 2012 and 2011, the majority of off-balance-sheet items is variable rate instruments or converts to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012		2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$37,941	$37,941	$43,909	$43,909
Securities available-for-sale	35,759	35,759	45,837	45,837
Securities held-to-maturity	45,308	45,308	39,987	39,978
Restricted stock	4,237	4,237	3,665	3,665
Loans, net of allowance	716,020	742,255	652,788	635,808
Derivatives	1,091	1,091	1,256	1,256
Total financial assets	$840,356	$866,591	$787,442	$770,453

Financial liabilities:
Deposits	$671,496	$650,619	$645,013	$641,983
Short-term borrowings	83,091	83,515	59,904	60,190
Long-term borrowings	-	-	4,821	4,937
Subordinated debentures	6,186	6,187	6,186	6,242
Derivatives	626	626	1,317	1,317
Total financial liabilities	$761,399	$740,947	$717,241	$714,669

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

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

Note 17. Segment Reporting

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

Notes to Consolidated Financial Statements

Note 17. Segment Reporting (continued)

The following table presents segment information for the years ended December 31, 2012, 2011, and 2010.

December 31, 2012	Commercial	Mortgage			Consolidated
	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$35,964	$2,953	$13	$(2,214)	$36,716
Gain on sale of loans	-	57,825	-	(2,076)	55,749
Other revenues	2,664	(6,506)	2,676	211	(955)
Total operating income	38,628	54,272	2,689	(4,079)	91,510

Expenses:
Interest expense	4,989	1,757	633	(2,214)	5,165
Salaries and employee benefits	10,640	19,642	1,199	-	31,481
Other expenses	8,269	17,217	2,812	(1,865)	26,433
Total operating expenses	23,898	38,616	4,644	(4,079)	63,079

Income (loss) before income taxes	$14,730	$15,656	$(1,955)	$-	$28,431

Total assets	$747,935	$116,657	$10,263	$(10,941)	$863,914

Capital expenditures	$231	$50	$-	$-	$281

December 31, 2011	Commercial	Mortgage			Consolidated
	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$34,520	$2,176	$8	$(1,537)	$35,167
Gain on sale of loans	286	36,285	-	(1,226)	35,345
Other revenues	4,054	(4,194)	1,708	(484)	1,084
Total operating income	38,860	34,267	1,716	(3,247)	71,596

Expenses:
Interest expense	6,726	1,229	635	(1,540)	7,050
Salaries and employee benefits	9,826	14,682	907	-	25,415
Other expenses	8,336	11,998	2,829	(1,707)	21,456
Total operating expenses	24,888	27,909	4,371	(3,247)	53,921

Income (loss) before income taxes	$13,972	$6,358	$(2,655)	$-	$17,675

Total assets	$711,008	$99,485	$10,236	$(10,971)	$809,758

Capital expenditures	$150	$68	$14	$-	$232

December 31, 2010	Commercial	Mortgage			Consolidated
	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$33,919	$2,982	$28	$(1,786)	$35,143
Gain on sale of loans	408	32,093	-	-	32,501
Other revenues	3,614	(925)	1,153	(1,683)	2,159
Total operating income	37,941	34,150	1,181	(3,469)	69,803

Expenses:
Interest expense	9,671	1,582	648	(1,787)	10,114
Salaries and employee benefits	8,298	13,461	288	-	22,047
Other expenses	11,212	14,124	1,886	(1,682)	25,540
Total operating expenses	29,181	29,167	2,822	(3,469)	57,701

Income (loss) before income taxes	$8,760	$4,983	$(1,641)	$-	$12,102

Total assets	$788,902	$87,822	$9,725	$(54,625)	$831,824

Capital expenditures	$191	$326	$85	$-	$602

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Balance Sheets

	Year Ended December 31,
	2012	2011
	(In Thousands)
Assets
Cash	$5,044	$3,443
Other investments	-	-
Investment in subsidiaries	91,307	83,970
Other assets	1,708	1,924
Total assets	$98,059	$89,337

Liabilities
Subordinated debentures	$6,186	$6,186
Other liabilities	606	336
Total liabilities	6,792	6,522

Shareholders' Equity
Common stock	8,615	8,511
Capital surplus	17,155	16,716
Retained earnings	65,404	57,529
Accumulated other comprehensive income	93	59
Total shareholders' equity	91,267	82,815
Total liabilities and shareholders' equity	$98,059	$89,337

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Income

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Income
Dividends from subsidiaries	$11,200	$5,361	$1,800
Interest	12	8	28
Other	496	45	-
	11,708	5,414	1,828
Expenses
Interest expense on subordinated debentures	223	213	216
Other expenses	1,464	1,501	1,163
Total expenses	1,687	1,714	1,379
Income before income taxes and undistributed income of subsidiaries	10,021	3,700	449
Income tax (benefit)	(399)	(578)	(536)

Income before undistributed income of subsidiaries	10,420	4,278	985
Undistributed income of subsidiaries	7,303	7,110	6,591
Net income	$17,723	$11,388	$7,576

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)

Net income	$17,723	$11,388	$7,576

Other comprehensive income	-	-	-

Comprehensive income	$17,723	$11,388	$7,576

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Cash Flows from Operating Activities
Net income	$17,723	$11,388	$7,576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(7,303)	(7,110)	(6,591)
(Increase) decrease in other assets	216	(300)	(868)
Increase (decrease) in other liabilities	270	(299)	353
Stock-based compensation	231	213	175
Net cash provided by operating activities	11,137	3,892	645

Cash Flows from Investing Activities
Increase in investment in subsidiaries	-	-	(3,500)
Decrease (increase) in other investments	-	2,374	4,165
Net cash provided by investing activities	-	2,374	665

Cash Flows from Financing Activities
Repurchase of common stock	(770)	(1,791)	(1,535)
Net proceeds from issuance of common stock	1,082	347	469
Dividends paid	(9,848)	(1,389)	(423)
Net cash used in financing activities	(9,536)	(2,833)	(1,489)

(Decrease) increase in cash and cash equivalents	1,601	3,433	(179)

Cash and Cash Equivalents
Beginning	3,443	10	189

Ending	$5,044	$3,443	$10

Note 19. Subsequent Events

Subsequent to December 31, 2012 but prior to the date of filing of Form 10-K with the Securities and Exchange Commission, the Corporation entered into employment agreements (Agreements) with three of its executives. The Agreements, which become effective April 1, 2013 provide the executives with base salaries, stock options and other benefits. A bonus, based on specific performance as outlined in the Agreements, is payable annually. The Agreements are for an initial term of 3 years with extensions granted annually unless 120 day notice is given by either party. Certain claw-back and non-compete features exist in each of the Agreements.

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

With the supervision and participation of its Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission and based on this assessment has concluded the Corporation’s internal control over financial reporting is effective as of that date.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

Item 10 – Directors, Executive Officers And Corporate governance

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors,” “Certain Relationships and Related Transactions” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2013 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

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

Item 11 – Executive Compensation

The information contained under the caption “Executive Compensation” in the 2013 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The information contained under the captions “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2013 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13 – Certain Relationships and Related Transactions, and Director independence

The information regarding certain relationships between the Corporation and its directors and officers is contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” in the 2013 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2013 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

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

10.4+	Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 31, 2005

10.4.1+	Amendment #1 to Employment Agreement between Access National Mortgage Corporation and Dean Hackemer (incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 15, 2007)

10.5*+	Annual Compensation of Non-Employee Directors

10.6*+	Base Salaries for Named Executive Officers

10.10	Access National Corporation 2009 Stock Option Plan, effective May 19, 2009 (incorporated by reference to Appendix A to the definitive proxy statement filed April 15, 2009)

10.10.1	Form of Stock Option Agreement for Employee under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.1 to Form 8-K filed July 6, 2009)

10.11+	Termination Agreement between Access National Bank and Charles Wimer, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.11 to Form 10-Q filed August 14, 2012 (file number 000-49929))

10.12*+	Termination Agreement between Access National Bank and Dean Hackemer, dated as of March 14, 2013

10.13*+	Employment Agreement between Access National Bank and Michael W. Clarke

10.14*+	Employment Agreement between Access National Bank and Robert C. Shoemaker

10.15*+	Employment Agreement between Access National Bank and Dean Hackemer

21*	Subsidiaries of Access National Corporation

23*	Consent of BDO USA, LLP

24*	Power of Attorney (included on the signature page of this report)

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

100*	The following materials from Access National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income,(iii) Consolidated Statements of Comprehensive Income, (iv) Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

+ indicates a management contract or compensatory plan or arrangement

** In accordance with Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation
(Registrant)

Date: March 18, 2013	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer

Date: March 18, 2013	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer

