Form 10-Q
period 2013-03-31
ACCESS NATIONAL CORP
filed 2013-05-10
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of May 8, 2013 was 10,300,723 shares.

Table of Contents

ACCESS NATIONAL CORPORATION

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets, March 31, 2013 and December 31, 2012	Page 2
	Consolidated Statements of Income, three months ended March 31, 2013 and 2012	Page 3
	Consolidated Statements of Comprehensive Income, three months ended March 31, 2013 and 2012	Page 4
	Consolidated Statements of Changes in Shareholders' Equity, three months ended March 31, 2013 and 2012	Page 5
	Consolidated Statements of Cash Flows, three months ended March 31, 2013 and 2012	Page 6
	Notes to Consolidated Financial Statements (Unaudited)	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 47
Item 4.	Controls and Procedures	Page 48

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 48
Item1A.	Risk Factors	Page 49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 49
Item 3.	Defaults Upon Senior Securities	Page 49
Item 4.	Mine Safety Disclosures	Page 49
Item 5.	Other Information	Page 49
Item 6.	Exhibits	Page 49

	Signatures	Page 51

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$8,780	$15,735
Interest-bearing deposits in other banks and federal funds sold	43,241	22,206
Securities:
Securities available-for-sale, at fair value	68,538	35,759
Securities held-to-maturity, at amortized cost (fair value of $31,096 and $45,308)	30,854	44,952
Total investment securities	99,392	80,711

Restricted stock	2,034	4,237
Loans held for sale, at fair value	69,587	111,542
Loans	639,696	616,978
Allowance for loan losses	(12,860)	(12,500)
Net loans	626,836	604,478
Premises and equipment, net	8,539	8,517
Accrued interest receivable	2,561	2,408
Other assets	15,391	14,080
Total assets	$876,361	$863,914

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$184,785	$164,161
Savings and interest-bearing deposits	187,223	187,997
Time deposits	361,159	319,338
Total deposits	733,167	671,496
Other liabilities
Short-term borrowings	32,258	83,091
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	10,777	11,874
Total liabilities	$782,388	$772,647

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,329,104 shares at March 31, 2013 and 10,317,767 shares at December 31, 2012	$8,625	$8,615
Additional paid in capital	17,270	17,155
Retained earnings	68,159	65,404
Accumulated other comprehensive income, net	(81)	93
Total shareholders' equity	93,973	91,267
Total liabilities and shareholders' equity	$876,361	$863,914

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest and Dividend Income
Interest and fees on loans	$8,596	$8,671
Interest on deposits in other banks	25	31
Interest and dividends on securities	535	649
Total interest and dividend income	9,156	9,351

Interest Expense
Interest on deposits	1,001	1,273
Interest on short-term borrowings	13	112
Interest on long-term borrowings	-	41
Interest on subordinated debentures	53	57
Total interest expense	1,067	1,483

Net interest income	8,089	7,868
Provision for loan losses	225	718
Net interest income after provision for loan losses	7,864	7,150

Noninterest Income
Service fees on deposit accounts	169	177
Gain on sale of loans	7,881	10,944
Mortgage broker fee income	18	7
Other income	2,776	973
Total noninterest income	10,844	12,101

Noninterest Expense
Salaries and employee benefits	8,069	8,335
Occupancy and equipment	704	651
Other operating expenses	3,882	4,778
Total noninterest expense	12,655	13,764

Income before income taxes	6,053	5,487

Income tax expense	2,369	2,050
NET INCOME	$3,684	$3,437

Earnings per common share:
Basic	$0.36	$0.34
Diluted	$0.35	$0.33

Average outstanding shares:
Basic	10,322,623	10,200,656
Diluted	10,437,600	10,312,845

See accompanying notes to consolidated financial statements (Unaudited).

3

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$3,684	$3,437

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding losses arising during period	(268)	(61)
Tax effect	94	21
Net of tax amount	(174)	(40)

Comprehensive income	$3,510	$3,397

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share Data)

(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$8,615	$17,155	$65,404	$93	$91,267
Net income	-	-	3,684	-	3,684
Other comprehensive income	-	-	-	(174)	(174)
Stock option exercises (11,337 shares)	10	70	-	-	80
Excess tax benefits from stock based payment arrangements	-	6	-	-	6
Cash dividend	-	-	(929)	-	(929)
Stock-based compensation expense recognized in earnings	-	39	-	-	39

Balance, March 31, 2013	$8,625	$17,270	$68,159	$(81)	$93,973

Balance, December 31, 2011	$8,511	$16,716	$57,529	$59	$82,815
Net income	-	-	3,437	-	3,437
Other comprehensive income	-	-	-	(40)	(40)
Stock option exercises (110,412 shares)	92	539	-	-	631
Repurchased under share repurchase program (74,300 shares)	(62)	(708)	-	-	(770)
Cash dividend	-	-	(532)	-	(532)
Stock-based compensation expense recognized in earnings	-	66	-	-	66

Balance, March 31, 2012	$8,541	$16,613	$60,434	$19	$85,607

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$3,684	$3,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	225	718
Provision for losses on mortgage loans sold	218	258
Provision for off-balance sheet losses	25	10
Excess tax benefits	6	-
Deferred tax benefit	(4)	(179)
Stock-based compensation	39	66
Valuation allowance on derivatives	228	(542)
Amortization of premiums and discount accretion on securities, net	76	(35)
Depreciation and amortization	120	105
Changes in assets and liabilities:
Decrease in valuation of loans held for sale carried at fair value	1,757	1,454
Decrease in loans held for sale	40,199	18,120
Decrease in other assets	(829)	38
Decrease in other liabilities	(2,094)	(1,206)
Net cash provided by operating activities	43,650	22,244
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available-for-sale	8,384	24,743
Proceeds from maturities and calls of securities held-to-maturity	15,000	10,000
Purchases of securities available-for-sale	(39,317)	(17,141)
Purchases of securities held-to-maturity	(889)	(34,962)
Net increase in loans	(22,583)	(4,430)
Proceeds from sales of other real estate owned	-	-
Purchases of premises and equipment	(154)	(12)
Net cash provided by (used in) investing activities	(39,559)	(21,802)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	19,851	34,400
Net (decrease) increase in time deposits	41,821	(12,188)
(Decrease) increase in securities sold under agreement to repurchase, net	(5,833)	1,440
Net increase (decrease) in other short-term borrowings	(45,000)	(30,250)
Net decrease in long-term borrowings	-	(304)
Proceeds from issuance of common stock	80	631
Repurchase of common stock	-	(770)
Dividends paid	(929)	(532)
Net cash (used) provided by financing activities	9,990	(7,573)

Decrease in cash and cash equivalents	14,081	(7,131)
Cash and Cash Equivalents
Beginning	37,941	43,909
Ending	$52,022	$36,778
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$967	$1,734
Cash payments for income taxes	$3,723	$1,955
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$(268)	$(61)

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 as described in Note 11. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2012, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first three months of 2013, the Corporation granted 137,584 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first three months of 2013 and 2012 was $39 thousand and $66 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of March 31, 2013 was $614,760. The cost is expected to be recognized over a weighted average period of 1.61 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the three months ended March 31, 2013 and 2012 is presented as follows:

Three Months Ended
March 31, 2013

Expected life of options granted, in years	4.85
Risk-free interest rate	0.36%
Expected volatility of stock	42%
Annual expected dividend yield	2%

Fair Value of Granted Options	$426,005
Non-Vested Options	330,139

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year, in years	274,800	$7.72	2.59	$1,450,016
Granted	137,584	15.38	4.85	-
Exercised	(11,337)	7.03	1.66	98,557
Lapsed or Canceled	(3,500)	$7.78	2.40	$-

Outstanding at March 31, 2013	397,547	$10.39	3.23	$2,388,869

Exercisable at March 31, 2013	67,408	$7.21	1.75	$619,527

Three Months Ended
March 31, 2012

Expected life of options granted, in years	4.84
Risk-free interest rate	0.39%
Expected volatility of stock	43%
Annual expected dividend yield	2%

Fair value of granted options	$315,691
Non-vested options	324,400

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year, in years	385,450	$6.04	1.63	$1,064,115
Granted	103,350	9.24	4.84	-
Exercised	(110,412)	5.72	0.11	513,695
Lapsed or canceled	(4,357)	$6.92	2.65	$-

Outstanding at March 31, 2012	374,031	$7.01	2.71	$1,302,175

Exercisable at March 31, 2012	49,631	$4.11	0.31	$316,782

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at March 31, 2013 and December 31, 2012. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$32,025	$10	$(71)	$31,964
Mortgage backed securities	24,117	81	(179)	24,019
Collateralized debt obligations	1,000	-	-	1,000
Corporate bonds	6,019	105	(38)	6,086
Other AFS	4,001	-	(9)	3,992
CRA mutual fund	1,500	-	(23)	1,477
Total	$68,662	$196	$(320)	$68,538

Held-to-maturity:
U.S. Government agencies	$29,969	$272	$-	$30,241
Municipals - non taxable	885	-	(30)	855
Total	$30,854	$272	$(30)	$31,096

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$15,000	$16	$-	$15,016
Mortgage backed securities	15,103	100	(26)	15,177
Corporate bonds	4,012	92	(25)	4,079
CRA mutual fund	1,500	-	(13)	1,487
Total	$35,615	$208	$(64)	$35,759

Held-to-maturity:
U.S. Government agencies	$44,952	$356	$-	$45,308
Total	$44,952	$356	$-	$45,308

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of March 31, 2013 and December 31, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	March 31, 2013		December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies:
Due after one through five years	$-	$-	$5,000	$5,003
Due after five through ten years	18,998	18,968	5,000	5,008
Due after ten through fifteen years	9,498	9,477	5,000	5,005
Due after fifteen years	3,529	3,519	-	-
Mortgage backed securities:
Due after five through ten years	6,455	6,447	3,696	3,745
Due after ten through fifteen years	14,179	14,069	10,918	10,893
Due after fifteen years	3,483	3,503	489	539
Collateralized debt obligations
Due after five through ten years	1,000	1,000	-	-
Corporate bonds:
Due after one through five years	4,011	4,116	4,012	4,079
Due after five through ten years	2,008	1,970	-	-
Other-AFS:
Due after five through ten years	1,000	1,000	-	-
Due after fifteen years	3,001	2,992	-	-
CRA Mutual Fund	1,500	1,477	1,500	1,487
Total	$68,662	$68,538	$35,615	$35,759

Held-to-maturity:
U.S. Government agencies:
Due after one through five years	$14,985	$15,048	$24,981	$25,085
Due after five through ten years	5,000	5,184	5,000	5,175
Due after ten through fifteen years	9,984	10,009	14,971	15,048
Municipals non-taxable:
Due after ten through fifteen years	885	855	-	-
Total	$30,854	$31,096	$44,952	$45,308

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $54.8 million at March 31, 2013 and $60.7 million at December 31, 2012.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at March 31, 2013 and December 31, 2012 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
March 31, 2013	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Investment securities available-for-sale:

U.S. Government agencies	$29,947	$(71)	$-	$-	$29,947	$(71)
Mortgage backed securities	21,139	(179)	-	-	21,139	(179)
Other AFS	2,992	(9)	-	-	2,992	(9)
Corporate bonds	1,969	(38)	-	-	1,969	(38)
CRA Mutual fund	1,477	(23)	-	-	1,477	(23)
Total	$57,524	$(320)	$-	$-	$57,524	$(320)

Investment securities held-to-maturity:

Municipals - non taxable	$855	$(30)	$-	$-	$855	$(30)
Total	$855	$(30)	$-	$-	$855	$(30)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
December 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Investment securities available-for-sale

Mortgage backed securities	$6,361	$(26)	$-	$-	$6,361	$(26)
Corporate bonds	-	-	1,967	(25)	1,967	(25)
CRA Mutual fund	1,487	(13)	-	-	1,487	(13)
Total	$7,848	$(39)	$1,967	$(25)	$9,815	$(64)

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

U.S. Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations available for sale were caused by interest rate fluctuations. On March 31, 2013, seven securities had an unrealized losses of $70,790. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. As the securities are obligations of government agencies, it is the Corporation’s intent to hold these securities until a market price recovery or maturity, and it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Corporate bonds

The Corporation’s unrealized losses on corporate obligations were caused by interest rate fluctuations. At March 31, 2013, one security had an unrealized loss of $38,305. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Mortgage-backed

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At March 31, 2013, six securities had unrealized losses of $179,484. As these securities are Ginnie Mae and government sponsored entity securities backed by the United States Government, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its CRA mutual fund investment was caused by interest rate fluctuations. At March 31, 2013, this one security had an unrealized loss of $22,666. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Other Securities

The Corporation’s unrealized loss on its other investments was caused by interest rate fluctuations. At March 31, 2013, one security had an unrealized loss of $9,132. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Municipal

The Corporation’s unrealized loss on its held to maturity municipal investment was caused by interest rate fluctuations. At March 31, 2013, this one security had an unrealized loss of $29,494. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock. The amortized costs of the restricted stock as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In Thousands)
Restricted Stock:

Federal Reserve Bank stock	$999	$999

FHLB stock	1,035	3,238
	$2,034	$4,237

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at March 31, 2013 and December 31, 2012:

	Composition of Loan Portfolio
	March 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$185,306	28.97%	$182,655	29.60%
Commercial real estate - non-owner occupied	104,428	16.32	107,213	17.38
Residential real estate	150,229	23.48	144,521	23.43
Commercial	160,150	25.04	149,389	24.21
Real estate construction	35,252	5.51	30,038	4.87
Consumer	4,331	0.68	3,162	0.51
Total loans	$639,696	100.00%	$616,978	100.00%
Less allowance for loan losses	12,860		12,500
	$626,836		$604,478

Unearned income and net deferred loan fees and costs totaled $1.6 and $1.7 million at March 31, 2013 and December 31, 2012, respectively. Loans pledged to secure borrowings at the FHLB totaled $228.6 million and $215.4 million at March 31, 2013 and December 31, 2012, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $12.9 million at March 31, 2013 compared to $12.5 million at year end December 31, 2012. The allowance for loan losses was equivalent to 2.01% and 2.03% of total loans held for investment at March 31, 2013 and December 31, 2012, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses
Three months ended March 31, 2013	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	56	63	13	-	3	135
Provisions	24	(130)	33	179	99	20	225
Ending Balance	$3,725	$2,099	$3,020	$3,220	$709	$87	$12,860

Three months ended March 31, 2012	Commercial real estate – owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738
Charge-offs	(202)	-	(464)	(283)	-	(35)	(984)
Recoveries	-	33	211	225	-	-	469
Provisions	112	447	31	(78)	141	65	718
Ending Balance	$3,544	$2,227	$2,652	$2,885	$564	$69	$11,941

	Recorded Investment in Loans
March 31, 2013	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,725	$2,099	$3,020	$3,220	$709	$87	$12,860
Ending balance: individually evaluated for impairment	$-	$-	$155	$-	$-	$-	$155
Ending balance: collectively evaluated for impairment	$3,725	$2,099	$2,865	$3,220	$709	$87	$12,705
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$185,306	$104,428	$150,229	$160,150	$35,252	$4,331	$639,696
Ending balance: individually evaluated for impairment	$-	$-	$705	$1,033	$-	$-	$1,738
Ending balance: collectively evaluated for impairment	$185,306	$104,428	$149,524	$159,117	$35,252	$4,331	$637,958
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2012	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Ending balance: individually evaluated for impairment	$98	$-	$230	$277	$-	$-	$605
Ending balance: collectively evaluated for impairment	$3,603	$2,173	$2,694	$2,751	$610	$64	$11,895
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$182,655	$107,214	$144,522	$149,389	$30,038	$3,160	$616,978
Ending balance: individually evaluated for impairment	$370	$-	$922	$1,937	$-	$-	$3,229
Ending balance: collectively evaluated for impairment	$182,285	$107,214	$143,600	$147,452	$30,038	$3,160	$613,749
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at March 31, 2013 or December 31, 2012. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of March 31, 2013 and December 31, 2012 is shown below.

Credit Quality Indicators

Credit Risk Profile by Regulatory Risk Rating

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	3/31/13	12/31/12	3/31/13	12/31/12	3/31/13	12/31/12	3/31/13	12/31/12	3/31/13	12/31/12	3/31/13	12/31/12	3/31/13	12/31/12
	(In Thousands)
Pass	$163,511	$159,413	$98,228	$100,443	$143,537	$138,388	$137,432	$130,885	$35,419	$30,202	$4,331	$3,160	$582,458	$562,491
Special mention	10,645	11,897	2,385	2,402	4,747	3,902	16,141	12,225	-	-	-	-	33,918	30,426
Substandard	11,676	11,852	4,154	4,725	2,152	2,420	6,953	6,724	-	-	-	-	24,935	25,721
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(526)	(507)	(339)	(356)	(207)	(188)	(376)	(445)	(167)	(164)	-	-	(1,615)	(1,660)
Total	$185,306	$182,655	$104,428	$107,214	$150,229	$144,522	$160,150	$149,389	$35,252	$30,038	$4,331	$3,160	$639,696	$616,978

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

Credit Risk Profile Based on Payment Activity

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	3/31/13	12/31/12	3/31/13	12/31/12	3/31/13	12/31/12	3/31/13	12/31/12	3/31/13	12/31/12	3/31/13	12/31/12	3/31/13	12/31/12
	(In Thousands)
Performing	$185,306	$182,655	$104,428	$107,214	$149,524	$143,600	$159,117	$147,568	$35,252	$30,038	$4,331	$3,160	$637,958	$614,235
Non-performing	-	-	-	-	705	922	1,033	1,821	-	-	-	-	1,738	2,743
Total	$185,306	$182,655	$104,428	$107,214	$150,229	$144,522	$160,150	$149,389	$35,252	$30,038	$4,331	$3,160	$639,696	$616,978

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of March 31, 2013 and December 31, 2012. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans
	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$185,306	$185,306
Commercial real estate - non-owner occupied	-	-	-	-	-	104,428	104,428
Residential real estate	-	-	-	-	705	149,524	150,229
Commercial	-	-	-	-	1,033	159,117	160,150
Real estate construction	671	-	-	671	-	34,581	35,252
Consumer	-	-	-	-	-	4,331	4,331
Total	$671	$-	$-	$671	$1,738	$637,287	$639,696

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$182,655	$182,655
Commercial real estate - non-owner occupied	-	-	-	-	-	107,214	107,214
Residential real estate	-	-	-	-	922	143,600	144,522
Commercial	-	-	-	-	1,821	147,568	149,389
Real estate construction	-	-	-	-	-	30,038	30,038
Consumer	-	-	-	-	-	3,160	3,160
Total	$-	$-	$-	$-	$2,743	$614,235	$616,978

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

One residential real estate loan totaling $212 thousand was modified in connection with a troubled debt restructuring during the three month period ended March 31, 2013. The modification granted the borrower reduced payments for a period of one year. There were no material financial effects as a direct result of this modification.

No loans were modified during the first quarter 2012 in connection with a troubled debt restructuring. No payment defaults occurred during the first quarter of 2012 for loans restructured within the last 12 months.

	Troubled Debt Restructurings
	March 31, 2013			December 31, 2012
	Number of loans	Outstanding balance	Recorded investment	Number of loans	Outstanding balance	Recorded investment
Performing
Commercial real estate - owner occupied	1	$368	$368	1	$370	$370
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	3	856	856	2	116	116
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Non-Performing
Commercial real estate - owner occupied	-	$-	$-	-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	1	256	212	-	-	-
Commercial	-	-	-	1	759	759
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	5	$1,480	$1,436	4	$1,245	$1,245

Impaired Loans

A loan is classified as impaired when it is deemed probable by management’s analysis that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, or the recorded investment in the impaired loan is greater than the present value of expected future cash flows, discounted at the loan's effective interest rate. In the case of an impaired loan, management conducts an impairment analysis which identifies any quantifiable potential loss, and any portion deemed uncollectible is charged to allowance.

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payment applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the three month period ended March 31, 2013 and 2012.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below shows the results of management’s analysis of impaired loans as of March 31, 2013 and December 31, 2012.

	Impaired Loans
	March 31, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	1,033	1,163	-	154	165	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$370	$370	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	705	856	155	922	1,068	230
Commercial	-	-	-	1,783	2,099	277
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$-	$-	$-	$370	$370	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	705	856	155	922	1,068	230
Commercial	1,033	1,163	-	1,937	2,264	277
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$1,738	$2,019	$155	$3,229	$3,702	$507

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended
	March 31, 2013	March 31, 2012
	Average Recorded Investment	Average Recorded Investment
	(In Thousands)
Commercial real estate - owner occupied	$-	$1,817
Commercial real estate - non-owner occupied	-	317
Residential real estate	709	2,091
Commercial	1,053	1,269
Real estate construction	-	-
Consumer	-	-
	$1,762	$5,494

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

The following table presents segment information for the three months ended March 31, 2013 and 2012:

	Commercial	Mortgage			Consolidated
March 31, 2013	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,983	$614	$3	$(444)	$9,156
Gain on sale of loans	-	7,881	-	-	7,881
Other revenues	634	2,191	543	(405)	2,963
Total revenues	9,617	10,686	546	(849)	20,000

Expenses:
Interest expense	1,017	343	151	(444)	1,067
Salaries and employee benefits	2,890	4,944	235	-	8,069
Other expenses	1,912	2,591	713	(405)	4,811
Total operating expenses	5,819	7,878	1,099	(849)	13,947

Income (loss) before income taxes	$3,798	$2,808	$(553)	$-	$6,053

Total assets	$802,411	$74,974	$20,436	$(21,460)	$876,361

	Commercial	Mortgage			Consolidated
March 31, 2012	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$9,089	$850	$2	$(590)	$9,351
Gain on sale of loans	-	12,359	-	(1,415)	10,944
Other revenues	619	(939)	525	952	1,157
Total revenues	9,708	12,270	527	(1,053)	21,452

Expenses:
Interest expense	1,428	485	160	(590)	1,483
Salaries and employee benefits	2,835	5,204	296	-	8,335
Other expenses	2,205	3,749	656	(463)	6,147
Total operating expenses	6,468	9,438	1,112	(1,053)	15,965

Income (loss) before income taxes	$3,240	$2,832	$(585)	$-	$5,487

Total assets	$725,361	$80,123	$10,063	$(10,792)	$804,755

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2013 and 2012, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$3,684	$3,437
Weighted average shares outstanding	10,322,623	10,200,656

Basic earnings per share	$0.36	$0.34

DILUTED EARNINGS PER SHARE:
Net income	$3,684	$3,437
Weighted average shares outstanding	10,322,623	10,200,656
Dilutive stock options	114,977	112,189
Weighted average diluted shares outstanding	10,437,600	10,312,845

Diluted earnings per share	$0.35	$0.33

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

NOTE 7 – DERIVATIVES (continued)

At March 31, 2013 and December 31, 2012, the Bank had derivative financial instruments with a notional value of $141.4 million and $217.4 million, respectively. The net fair value of these derivative instruments at March 31, 2013 and December 31, 2012 was $237 thousand and $465 thousand, respectively, and was included in other assets and other liabilities.

Included in other noninterest income for the three month period ended March 31, 2013 and 2012 was a net gain of $898 thousand and $469 thousand, respectively, relating to derivative instruments.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This guidance eliminates offsetting of financial instruments disclosure differences between GAAP and IFRS. New disclosures will be required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either (1) offset on the balance sheet in accordance with the FASB’s offsetting guidance or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB’s offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance, which involves disclosure only, did not impact the Corporation’s consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” which is related to the impairment of indefinite-lived intangible assets. The guidance simplifies how entities test indefinite-lived intangible assets, other than goodwill, and is similar to the new qualitative impairment test for goodwill. The guidance allows entities to elect to first perform qualitative tests to determine the likelihood that the indefinite-lived intangible asset’s fair value is less than its carrying value. If it is determined that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the entity would then perform the first step of the goodwill impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance has not had a material impact to the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. The provisions of ASU 2013-02 are effective for periods beginning after December 15, 2012, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance had no impact to the consolidated financial statements as the Corporation did not have any reclassifications out of accumulated other comprehensive income during the first quarter 2013.

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

NOTE 9 - FAIR VALUE (continued)

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

NOTE 9 - FAIR VALUE (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of March 31, 2013 and December 31, 2012, are summarized below:

	Fair Value Measurement
	at March 31, 2013 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$31,964	$-	$31,964	$-
Mortgage backed	25,019	-	25,019	-
Corporate bonds	6,086	-	6,086	-
Other AFS	3,992	-	3,992	-
CRA Mutual fund	1,477	-	1,477	-
Total available-for-sale investment securities	68,538	-	68,538	-

Residential loans held for sale	69,587	-	69,587	-
Derivative assets	860	-	-	860
Total Financial Assets-Recurring	$138,985	$-	$138,125	$860

Financial Liabilities-Recurring
Derivative liabilities	$623	$-	$-	$623
Total Financial Liabilities-Recurring	$623	$-	$-	$623

Financial Assets-Non-Recurring
Impaired loans (1)	$1,738	$-	$-	$1,738
Total Financial Assets-Non-Recurring	$1,738	$-	$-	$1,738

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

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the three month period ended March 31, 2013 and 2012.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Balance, beginning of period	$465	$(61)
Realized and unrealized gains (losses) included in earnings	(228)	542
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$237	$481

NOTE 9 - FAIR VALUE (Continued)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at March 31, 2013:

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$860	Market pricing (3)	Estimated pullthrough	75% - 90%
Derivative liabilities	$623	Market pricing (3)	Estimated pullthrough	75% - 90%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$705	Appraisal of collateral (1)	Liquidation expenses (2)	20% - 30%
Impaired loans - Non-real estate secured	$1,033	Cash flow basis	Liquidation expenses (2)	10% - 20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented as a percent of the volume.

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

NOTE 9 - FAIR VALUE (Continued)

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at March 31, 2013, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$69,587	$3,095	$66,492

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

At March 31, 2013 and December 31, 2012, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$52,021	$52,021	$37,941	$37,941
Securities available-for-sale	68,538	68,538	35,759	35,759
Securities held-to-maturity	30,854	31,096	45,308	45,308
Restricted stock	2,034	2,034	4,237	4,237
Loans, net of allowance	696,423	703,646	716,020	742,255
Derivatives	860	860	1,091	1,091
Total financial assets	$850,730	$858,195	$840,356	$866,591

Financial liabilities:
Deposits	$733,167	$712,447	$671,496	$650,619
Short-term borrowings	32,258	32,261	83,091	83,515
Subordinated debentures	6,186	6,186	6,186	6,187
Derivatives	623	623	626	626
Total financial liabilities	$772,234	$751,517	$761,399	$740,947

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $25.7 million and $9.7 million in outstanding commitments at March 31, 2013 and December 31, 2012, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $185.9 million and $174.8 million in unfunded lines of credit whose contract amounts represent credit risk at March 31, 2013 and December 31, 2012, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $5.2 million and $6.4 million at March 31, 2013 and December 31, 2012, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At March 31, 2013 and December 31, 2012 the balance in this account totaled $508 thousand and $483 thousand, respectively.

The mortgage division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The mortgage division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At March 31, 2013, December 31, 2012, and March 31, 2012, the balance in this reserve totaled $4.5 million, $4.4 million, and $2.9 million, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The following table shows the changes to the Allowance for Losses on Mortgage Loans Sold:

	Allowance for Losses on Mortgage Loans Sold

	Three Months ended March 31,		Year ended
	2013	2012	December 31, 2012
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$4,376	$2,616	$2,616
Provision charged to operating expense	218	258	2,510
Recoveries	-	-	-
Charge-offs	(119)	-	(750)
Allowance for losses on mortgage loans sold - end of period	$4,475	$2,874	$4,376

NOTE 11 – SUBSEQUENT EVENTS

On April 2, 2013, the Corporation’s Board of Directors was notified of management’s decision to close its Mortgage Production Branch (Branch) located in Denver, Colorado. The Branch ceased taking loan applications during April 2013 with all obligations and activities terminated as of April 30, 2013.

The closure is expected to reduce mortgage banking revenue beginning in the second quarter of 2013 and future periods. Management does not expect to incur any operating losses associated with the closure process and expects the continuing mortgage segment to be a profitable and meaningful contributor to consolidated earnings.

NOTE 11 – SUBSEQUENT EVENTS (continued)

In order to evaluate the impact of this change on the overall Corporation’s financial performance, condensed consolidated pro forma financial statements are presented below. The pro forma information is presenting results as if the Branch, which closed in the second quarter of 2013, had not been in existence during the first quarter of 2013 and 2012. The adjustment for Branch closure does not reflect indirect overhead reductions management plans to make on a go-forward basis.

Access National Corporation

Condensed Consolidated Statement of Income

Three Months Ended March 31, 2013

(In Thousands, Except for Share Data)

	As Reported	Adjustment for Mortgage Production Branch Closure	Pro Forma Totals
Interest and dividend income	$9,156	$-	$9,156

Interest expense	1,067	-	1,067

Net interest income	8,089	-	8,089
Provision for loan losses	225	-	225
Net interest income after provision for loan losses	7,864	-	7,864

Noninterest income	10,844	(3,240)	7,604

Noninterest expense	12,655	(1,921)	10,734

Income before income taxes	6,053	(1,319)	4,734

Provision for income taxes	2,369	(514)	1,855

Net income	$3,684	$(805)	$2,879

Earnings per common share:
Basic	$0.36	$(0.08)	$0.28
Diluted	$0.35	$(0.08)	$0.27

Average outstanding shares:
Basic	10,322,623	-	10,322,623
Diluted	10,437,600	-	10,437,600

Certain selected financial data comparisons between the as reported information and the pro forma information as shown above are as follow:

Average total assets (in thousands)	$888,589	$(827)	$887,762
Average shareholders' equity (in thousands)	$92,397	$(981)	$91,416

Return on average assets (annualized)	1.66%	(0.36)%	1.30%
Return on average shareholders' equity (annualized)	15.95%	(3.35)%	12.60%

Total loan volume (in thousands)	$217,680	$(65,741)	151,939
Purchase loan units as a percentage of business	25.10%	$14.00%	39.10%

NOTE 11 – SUBSEQUENT EVENTS (continued)

Access National Corporation

Condensed Consolidated Statement of Income

Three Months Ended March 31, 2012

(In Thousands, Except for Share Data)

	As Reported	Adjustment for Mortgage Production Branch Closure	Pro Forma Totals
Interest and dividend income	$9,351	$-	$9,351

Interest expense	1,483	-	1,483

Net interest income	7,868	-	7,868
Provision for loan losses	718	-	718
Net interest income after provision for loan losses	7,150	-	7,150

Noninterest income	12,101	(5,519)	6,582

Noninterest expense	13,764	(3,601)	10,163

Income before income taxes	5,487	(1,918)	3,569

Provision for income taxes	2,050	(748)	1,302

Net income	$3,437	$(1,170)	$2,267

Earnings per common share:
Basic	$0.34	$(0.11)	$0.23
Diluted	$0.33	$(0.11)	$0.22

Average outstanding shares:
Basic	10,200,656	-	10,200,656
Diluted	10,312,845	-	10,312,845

Certain selected financial data comparisons between the as reported information and the pro forma information as shown above are as follow:

Average total assets (in thousands)	$827,438	$(1,305)	$826,133
Average shareholders' equity (in thousands)	$85,801	$(686)	$85,115

Return on average assets (annualized)	1.66%	(0.56)%	1.10%
Return on average shareholders' equity (annualized)	16.03%	(5.38)%	10.65%

Total loan volume (in thousands)	$257,295	$(115,798)	141,497
Purchase loan units as a percentage of business	17.60%	$17.60%	35.20%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment after the closure of the Mortgage Production Branch. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; continued challenging economic conditions or deterioration in general business and economic conditions and in the financial markets; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act, the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009; branch expansion plans; interest rates; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and commercial and residential real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation; the impact that the closure of the Mortgage Production Branch has on the Corporation’s operating losses and profitability; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A – Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At March 31, 2013, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to net income is recognized. At March 31, 2013, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At March 31, 2013, the Corporation’s assets totaled $876.4 million, compared to $863.9 million at December 31, 2012, an increase of $12.5 million. While the growth in assets was minimal, the overall distribution of assets experienced a major shift resulting from growth of the commercial banking segment and lower activity in the mortgage segment. The decrease in the loans held for sale of $42.0 million was offset by a growth in investment securities of $18.7 million, interest bearing and cash balances of $14.1 million, and loans held for investment of $22.7 million. The increase in loans held for investment is primarily attributable to a $10.8 million increase in commercial loans, a $5.7 million increase in residential real estate loans, and a $5.2 million increase in real estate construction loans. At March 31, 2013, loans secured by real estate collateral comprised 74.3% of our total loan portfolio, with loans secured by commercial real estate contributing 45.3% of our total loan portfolio, loans secured by residential real estate contributing 23.5% and real estate construction loans contributing 5.5%. Loans held for sale totaled $69.6 million at March 31, 2013, compared to $111.5 million at December 31, 2012. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $733.2 million at March 31, 2013, compared to $671.5 million at December 31, 2012, which was an increase of $61.7 million. Noninterest-bearing deposits increased $20.6 million from $164.2 million at December 31, 2012 to $184.8 million at March 31, 2013, and when coupled with the increase in time deposits of $41.8 million from December 31, 2012 to March 31, 2013, accounts for the increase in deposits.

Net income for the first quarter of 2013 totaled $3.7 million compared to $3.4 million for the same period in 2012. Earnings per diluted share were $0.35 for the first quarter of 2013, compared to $0.33 per diluted share in the same period of 2012. Attributing to the net income growth for the first quarter 2013 as compared to the first quarter 2012 is a reduction in interest expense of $416 thousand due in part to the movement of deposits into non-interest bearing accounts as well as a $140 thousand decrease in interest expense paid on borrowings.

Non-performing assets (“NPA”) totaled $1.7 million, or 0.20%, of total assets at March 31, 2013, down from $2.7 million, or 0.32%, of total assets at December 31, 2012. NPAs are comprised solely of non-accrual loans at March 31, 2013.

As noted in Note 11 of the consolidated financial statements, on April 2, 2013, the Corporation’s Board of Directors was notified of management’s decision to close its Mortgage Production Branch (Branch) located in Denver, Colorado. The Branch ceased taking loan applications during April 2013 with all obligations and activities terminated as of April 30, 2013. The closure is expected to reduce mortgage banking revenue beginning in the second quarter of 2013 and future periods. Management does not expect to incur any operating losses associated with the closure process and expects the continuing mortgage segment to be a profitable and meaningful contributor to consolidated earnings.

In order to evaluate the impact of this change on the overall Corporation’s financial performance, condensed consolidated pro forma financial statements have been presented in Note 11 of the consolidated financial statements. The pro forma information is presenting results as if the Branch, which closed in the second quarter of 2013, had not been in existence during the first quarter of 2013 and 2012. The adjustment for the Branch closure does not reflect indirect overhead reductions management plans to make on a go-forward basis.

We believe the economic recovery is continuing to strengthen and the labor market is improving. The U.S. Bureau of Labor Statistics reported an increase in labor productivity in the nonfarm business sector for the first quarter of 2013. The unemployment rate for Fairfax County, Virginia at the end of March 2013 was 3.7% compared to 5.2% for the state of Virginia and 7.6% for the nation. Information reviewed at the Federal Open Market Committee’s March 2013 meeting suggested economic activity was expanding at a moderate rate in the first quarter of 2013 after the slowdown late last year. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio while positively impacting loan origination volume. The Corporation’s net interest margin for the three months ended March 31, 2013 decreased to 3.73% from the March 31, 2012 percentage of 3.91% as a result of the decrease in yields across all interest earning asset segments. While there is no certainty to the magnitude of any impact, the continued extended period of low interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

While the economy continues to show signs of improvement with unemployment rates declining, and we are beginning to see price appreciation in the local residential real estate market, there is no guarantee that these positive trends will continue. As such, we remain cautious as to the macro-economic risks, many openly identified by the Federal Open Market Committee, including persistently high rates of unemployment and underemployment, adverse impact of the higher Federal Tax Rates, and automatic reductions of Federal Expenditures that become effective March 1, 2013. As a consequence, we have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 – 2009. In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses. With the aforementioned macro-economic uncertainty, we are finding most desirable clients and prospects carrying higher cash reserves and weary of increasing debt loads. These behaviors in our target market have elevated the levels of our short-term deposit balances while loan balance growth is muted by tepid utilization of loan commitments.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, and a CRA mutual fund. The portfolio does not have any non-agency mortgage backed securities or trust preferred securities.

At March 31, 2013 the fair value of the securities portfolio totaled $99.6 million, compared to $81.1 million at December 31, 2012. Included in the fair value totals are held-to-maturity securities with an amortized cost of $30.9 million (fair value of $31.1 million) and $45.0 million (fair value of $45.3 million) at March 31, 2013 and December 31, 2012, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $639.7 million at March 31, 2013 compared to $617.0 million at December 31, 2012, an increase of $22.7 million. Comprising the majority of the growth, commercial loans increased $10.8 million, residential real estate loans increased $5.7 million and real estate construction loans increased $5.2 million. The overall increase in loans reflects a continued improvement in loan demand by local businesses, as seen through the increase in commercial segments of the loan portfolio, and is principally due to improvement in economic conditions in Northern Virginia. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at March 31, 2013.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $185.3 million, representing 28.97% of the loan portfolio at March 31, 2013. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $104.4 million and representing 16.32% of the loan portfolio at March 31, 2013. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the third largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $150.2 million and comprised 23.48% of the loan portfolio as of March 31, 2013. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of March 31, 2013: home equity lines of credit, 18.9%; first trust mortgage loans, 70.8%; and junior trust loans, 10.3%.

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

Commercial Loans: Commercial Loans represented the second largest segment of the loan portfolio, totaling $160.2 million and representing 25.04% of the loan portfolio as of March 31, 2013. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $35.3 million and represented 5.51% of the loan portfolio as of March 31, 2013. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which was the smallest segment of the loan portfolio, totaled $4.3 million and represented 0.68% of the loan portfolio as of March 31, 2013. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the mortgage division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At March 31, 2013, LHFS at fair value totaled $69.6 million compared to $111.5 million at December 31, 2012.

The LHFS loans are closed by the Bank and held on average fifteen to thirty days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration. During the first quarter of 2013 we originated $217.7 million of loans processed in this manner, compared to $322.4 million in the fourth quarter of 2012 and $257.3 million for the first quarter of 2012. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender. The Bank is paid a fee for procuring and packaging brokered loans. Historically, we brokered loans that did not conform to the products offered by the Bank. As of April 1, 2011 we began a phase out of brokering loans as a result of new disclosure and compensation regulations. The phase out was completed by the first three months of 2013 as there were no brokered loans included in the total loan volume for this time compared to 0.16% or $424 thousand, for the same period of 2012. The change pertaining to brokered loans has not had a material impact on our business.

Allowance for Loan Losses

The allowance for loan losses totaled $12.9 million at March 31, 2013 compared to $12.5 million at December 31, 2012. The allowance for loan losses was equivalent to 2.01% and 2.03% of total loans held for investment at March 31, 2013 and December 31, 2012, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At March 31, 2013 and December 31, 2012, the Bank had non-performing assets totaling $1.7 million and $2.7 million, respectively. Non-performing assets consist of non-accrual and restructured loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(Dollars In Thousands)
Non-accrual loans :
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied	-	-
Residential real estate	705	922
Commercial	1,033	1,821
Real estate construction	-	-
Consumer	-	-
Total non-accrual loans	$1,738	$2,743

Other real estate owned ("OREO")	-	-

Total non-performing assets	$1,738	$2,743

Restructured loans included above in non-accrual loans	$212	$759

Ratio of non-performing assets to:
Total loans plus OREO	0.27%	0.44%

Total Assets	0.20%	0.32%

Accruing Past due loans:
90 or more days past due	$-	$-

At March 31, 2013 and December 31, 2012, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At March 31, 2013, deposits totaled $733.2 million compared to $671.5 million on December 31, 2012, an increase of $61.7 million. Noninterest-bearing deposits increased $20.6 million from $164.2 million at December 31, 2012 to $184.8 million at March 31, 2013. Time deposits increased $41.9 million from $319.3 million at December 31, 2012 to $361.2 million at March 31, 2013. The growth in noninterest-bearing accounts is attributable to new accounts opened during the first three months of 2013 as a result of our outreach to operating businesses and positive balance fluctuations of existing commercial accounts. The overall increase in deposits allowed the Corporation to decrease its borrowings in the first quarter of 2013.

Shareholders’ Equity

Shareholders’ equity totaled $94.0 million at March 31, 2013 compared to $91.3 million at December 31, 2012. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

	March 31,	December 31,
	2013	2012
	(In Thousands)
Tier 1 Capital:
Common stock	$8,625	$8,615
Capital surplus	17,270	17,155
Retained earnings	68,159	65,404
Less: Net unrealized loss on equity securities	(15)	-
Subordinated debentures	6,000	6,000
Less: Dissallowed servicing assets	(63)	(80)
Total Tier 1 capital	99,976	97,094

Subordinated debentures not included in Tier 1	-	-
Allowance for loan losses	9,068	8,664
	9,068	8,664

Total risk based capital	$109,044	$105,758

Risk weighted assets	$721,167	$688,782

Quarterly average assets	$888,526	$844,256
			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	13.86%	14.10%	4.00%
Total risk based capital ratio	15.12%	15.35%	8.00%
Leverage ratio	11.25%	11.50%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2013 totaled $3.7 million or $0.35 diluted earnings per share. This compares with $3.4 million or $0.33 diluted earnings per share for the same quarter in 2012. Attributing to the net income growth for the first quarter 2013 as compared to the first quarter 2012 is a reduction in interest expense of $416 thousand due in part to the movement of deposits into non-interest bearing accounts as well as a $140 thousand decrease in interest expense paid on borrowings.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $8.1 million for the three months ended March 31, 2013 compared to $7.9 million for the same period in 2012. The increase in net interest income is primarily due to lower funding costs and changes in the composition of earning assets. The annualized yield on earning assets was 4.22% for the quarter ended March 31, 2013 when compared to 4.65% for the quarter ended March 31, 2012. The decrease in the annualized income on earning assets of $195 thousand is attributable to decreased yields in all interest earning asset categories. A $58.2 million increase in average loans held for investment helped mitigate the overall reduction in yields from March 2012 to March 2013. The cost of interest-bearing deposits and borrowings decreased from 0.97% for the quarter ended March 31, 2012 to 0.69% for the quarter ended March 31, 2013. Net interest margin was 3.73% for the quarter ended March 31, 2013 compared to 3.91% for the same period in 2012.

Volume and Rate Analysis

The following tables present for the periods indicated the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2013 compared to 2012
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
		(In Thousands)
Interest Earning Assets:
Investments	$(114)	$1	$(116)
Loans held for sale	(236)	(49)	(187)
Loans	161	766	(605)
Interest-bearing deposits	(6)	5	(11)
Total increase (decrease) in interest income	(195)	723	(919)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(9)	15	(24)
Money market deposit accounts	(57)	(12)	(45)
Savings accounts	-	-	-
Time deposits	(206)	19	(225)
Total interest-bearing deposits	(272)	22	(294)
FHLB Advances	-	5	(5)
Securities sold under agreements to repurchase	(1)	1	(2)
Other short-term borrowings	-	-	-
Long-term borrowings	(41)	(21)	(21)
FDIC term note	(98)	(49)	(49)
Subordinated debentures	(4)	-	(4)
Total increase (decrease) in interest expense	(416)	(42)	(375)

Increase (decrease) in net interest income	$221	$765	$(544)

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

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Three Months Ended

	March 31, 2013			March 31, 2012
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$106,697	$535	2.00%	$106,487	$649	2.44%
Loans held for sale	74,768	614	3.28%	79,575	850	4.27%
Loans(1)	626,504	7,982	5.10%	568,351	7,821	5.50%
Interest-bearing balances and federal funds sold	58,937	25	0.17%	50,471	31	0.25%
Total interest earning assets	866,906	9,156	4.22%	804,884	9,351	4.65%
Noninterest earning assets:
Cash and due from banks	11,386			8,966
Premises, land and equipment	8,544			8,641
Other assets	14,361			16,754
Less: allowance for loan losses	(12,608)			(11,807)
Total noninterest earning assets	21,683			22,554
Total Assets	$888,589			$827,438

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$85,053	$42	0.20%	$62,243	$51	0.33%
Money market deposit accounts	118,927	89	0.30%	130,362	146	0.45%
Savings accounts	2,444	1	0.14%	2,557	1	0.16%
Time deposits	369,362	869	0.94%	362,867	1,075	1.19%
Total interest-bearing deposits	575,786	1,001	0.70%	558,029	1,273	0.91%
Borrowings:
FHLB Advances	5,056	4	0.32%	1,203	4	1.33%
Securities sold under agreements to repurchase and federal funds purchased	30,389	9	0.11%	28,426	10	0.14%
Other short-term borrowings	-	-	0.00%	-	-	0.00%
FHLB Long-term borrowings	-	-	0.00%	4,750	41	3.45%
FDIC Term Note	-	-	0.00%	14,505	98	2.70%
Subordinated Debentures	6,186	53	3.43%	6,186	57	3.69%
Total borrowings	41,631	66	0.63%	55,070	210	1.53%
Total interest-bearing deposits and borrowings	617,417	1,067	0.69%	613,099	1,483	0.97%
Noninterest-bearing liabilities:
Demand deposits	169,056			112,298
Other liabilities	9,719			16,240
Total liabilities	796,192			741,637
Shareholders' Equity	92,397			85,801
Total Liabilities and Shareholders' Equity:	$888,589			$827,438

Interest Spread(2)			3.53%			3.68%

Net Interest Margin(3)		$8,089	3.73%		$7,868	3.91%

(1) Loans placed on nonaccrual status are included in loan balances

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $10.8 million for the first quarter of 2013 compared to $12.1 million for the same period in 2012. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $7.9 million for the three month period ended March 31, 2013, compared to $10.9 million for the same period of 2012. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended March 31, 2013, the Bank’s mortgage segment originated $217.7 million in mortgage loans, down from $257.3 million for the same period in 2012. For the three months ended March 31, 2013, other income reflected a gain of $2.8 million, as compared to a $973 thousand gain for the three months ended March 31, 2012, due mainly to a realized gain relating to hedging activities associated with loans held for sale. Our hedging activities are designed to insulate the net gain on sale margins from movements of interest rates during the mortgage loan origination and delivery process. When losses are recognized on instruments used to hedge interest rate risk, the value of the loans being hedged increase proportionately resulting in higher realized gains on sale income.

Noninterest Expense

Noninterest expense totaled $12.7 million for the three months ended March 31, 2013, compared to $13.8 million for the same period in 2012, a decrease of $1.1 million. Salaries and employee benefits totaled $8.1 million for the three months ended March 31, 2013, compared to $8.3 million for the same period last year. Other operating expenses totaled $3.9 million for the three months ended March 31, 2013, compared to $4.8 million for the same period in 2012. The decrease in other operating expenses is primarily attributable to a reduction in mortgage branch advertising of $236 thousand as well as a reduction in mortgage branch management fees of $608 thousand.

Management fee expense for the Bank decreased $609 thousand in the first three months of 2013 from the first three months of 2012 due to the decrease in mortgage division production. Advertising and promotional expense decreased $229 thousand for the three months ended March 31, 2013, compared to the same period in 2012.

The table below provides the composition of other operating expenses.

	Three Months Ended March 31,
	2013	2012
	(In Thousands)

Management fees	$635	$1,244
Advertising and promotional	563	792
Investor fees	306	328
Provision for losses on mortgage loans sold	218	258
Business and franchise tax	203	175
Data processing	199	165
Consulting fees	157	108
Accounting and auditing	153	153
Credit report	107	87
FDIC insurance	106	65
Director fees	90	50
Publication and subscription	86	70
Office supplies-stationary print	64	62
Telephone	63	46
CDARS fee expense	61	32
Verification fees	57	45
Legal fees	53	63
SBA guarantee fee	53	59
Regulatory examinations	51	43
Disaster recovery expense	47	45
Early payoff expense	46	1
Stock option expense	39	66
Freight & Express	30	26
Education and training	25	64
Appraisal fees	22	30
Other settlement fees	22	37
Postage	14	36
Other	412	628
	$3,882	$4,778

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At March 31, 2013, overnight interest-bearing balances totaled $43.2 million and unpledged available-for-sale investment securities totaling approximately $40.0 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of March 31, 2013, the portfolio of CDARS and wholesale deposits totaled $246.9 million compared to $200.1 million and $206.4 million at December 31, 2012 and March 31, 2012, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At March 31, 2013, the Bank had a line of credit with the FHLB totaling $258.8 million. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. In the first quarter of 2012, the Bank paid off the senior unsecured term note guaranteed by the FDIC under the Temporary Liquidity Guarantee program of $30.0 million issued in February 2009. As of March 31, 2013, outstanding repurchase agreements totaled $32.2 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at March 31, 2013, these lines totaled $60.5 million and were available as an additional funding source. The Corporation also has $6.2 million in subordinated debentures to support the capital needs of the Bank.

The following table presents the composition of borrowings at March 31, 2013 and December 31, 2012 and for the periods indicated.

Borrowed Funds Distribution

	March 31, 2013	December 31, 2012

	(Dollars In Thousands)
Borrowings:
FHLB advances	$-	$45,000
Securities sold under agreements to repurchase and federal funds purchased	32,258	38,091
Subordinated debentures	6,186	6,186
Total at period end	$38,444	$89,277

	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012

	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB advances	$5,056	$11,141
FHLB long-term borrowings	-	3,015
Securities sold under agreements to repurchase and federal funds purchased	30,389	26,744
Subordinated debentures	6,186	6,186
FDIC term note	-	3,607
Total average balance	$41,631	$50,693

Average rate paid on all borrowed funds	0.63%	1.25%

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

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at March 31, 2013 and December 31, 2012, assuming budgeted growth in the balance sheet. According to the model run for the three month period ended March 31, 2013, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 3.94%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings March 31, 2013	Hypothetical Percentage Change in Earnings December 31, 2012
3.00%	21.47%	15.35%
2.00%	14.05%	10.03%
1.00%	6.38%	4.46%

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

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the first quarter of 2013 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

January 1 - January 31, 2013	-	$-	-	830,235
February 1 - February 28, 2013	-	-	-	830,235
March 1 - March 31, 2013	-	-	-	830,235
	-	$-	-	830,235

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The Corporation entered into an employment agreement (Agreement) with its Chief Financial Officer (CFO). The Agreement, which becomes effective May 9, 2013 provides the CFO with a base salary, stock options and other benefits. A bonus, based on specific performance as outlined in the Agreement, is payable annually. the Agreement is for an initial term of 3 years with extensions granted annually unless 120 days notice is given by either party. Certain claw-back and non-compete features exist in the Agreement. A copy of the Agreement is attached hereto as Exhibit 10.16.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1.1 to Form 10-Q filed August 15, 2011 (file number 000-49929))
3.2	Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))
4.0	Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation’s total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
10.11+	Termination Agreement between Access National Bank and Charles Wimer, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.11 to Form 10-Q filed August 14, 2012 (file number 000-49929))
10.12+	Termination Agreement between Access National Bank and Dean Hackemer, dated as of March 14, 2013 (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 18, 2013 (filed number 000-49929))
10.13+	Employment Agreement between Access National Bank and Michael W. Clarke (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.14+	Employment Agreement between Access National Bank and Robert C. Shoemaker (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.15+	Employment Agreement between Access National Bank and Dean Hackemer (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.16*+	Employment Agreement between Access National Bank and Margaret M. Taylor
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Access National Corporation
(Registrant)

Date: May 10, 2013	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

