Form 10-Q
period 2013-06-30
ACCESS NATIONAL CORP
filed 2013-08-09
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of August 6, 2013 was 10,308,483 shares.

Table of Contents

ACCESS NATIONAL CORPORATION

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets, June 30, 2013 and December 31, 2012	Page 2
	Consolidated Statements of Income, three and six months ended June 30, 2013 and 2012	Page 3
	Consolidated Statements of Comprehensive Income, three and six months ended June 30, 2013 and 2012	Page 4
	Consolidated Statements of Changes in Shareholders' Equity, six months ended June 30, 2013 and 2012	Page 5
	Consolidated Statements of Cash Flows, six months ended June 30, 2013 and 2012	Page 6
	Notes to Consolidated Financial Statements (Unaudited)	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 51
Item 4.	Controls and Procedures	Page 52

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 52
Item1A.	Risk Factors	Page 53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 54
Item 3.	Defaults Upon Senior Securities	Page 54
Item 4.	Mine Safety Disclosures	Page 54
Item 5.	Other Information	Page 54
Item 6.	Exhibits	Page 55

	Signatures	Page 57

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Cash and due from banks	$11,499	$15,735
Interest-bearing deposits in other banks and federal funds sold	35,123	22,206
Securities:
Securities available-for-sale, at fair value	69,427	35,759
Securities held-to-maturity, at amortized cost (fair value of $15,530 and $45,308)	15,861	44,952
Total investment securities	85,288	80,711

Restricted stock	4,284	4,237
Loans held for sale, at fair value	48,887	111,542
Loans	641,464	616,978
Allowance for loan losses	(13,007)	(12,500)
Net loans	628,457	604,478
Premises and equipment, net	8,434	8,517
Accrued interest receivable	2,480	2,408
Other assets	17,231	14,080
Total assets	$841,683	$863,914

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$220,474	$164,161
Savings and interest-bearing deposits	190,179	187,997
Time deposits	249,205	319,338
Total deposits	659,858	671,496
Other liabilities
Short-term borrowings	70,161	83,091
Subordinated debentures	6,186	6,186
Other liabilities and accrued expenses	10,898	11,874
Total liabilities	$747,103	$772,647

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,285,212 shares at June 30, 2013 and 10,317,767 shares at December 31, 2012	$8,588	$8,615
Additional paid in capital	16,719	17,155
Retained earnings	70,653	65,404
Accumulated other comprehensive income, net	(1,380)	93
Total shareholders' equity	94,580	91,267
Total liabilities and shareholders' equity	$841,683	$863,914

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and Dividend Income
Interest and fees on loans	$8,611	$8,369	$17,206	$17,040
Interest on deposits in other banks	28	19	54	50
Interest and dividends on securities	447	614	982	1,263
Total interest and dividend income	9,086	9,002	18,242	18,353

Interest Expense
Interest on deposits	966	1,150	1,967	2,423
Interest on short-term borrowings	15	33	28	145
Interest on long-term borrowings	-	31	-	72
Interest on subordinated debentures	53	56	106	113
Total interest expense	1,034	1,270	2,101	2,753

Net interest income	8,052	7,732	16,141	15,600
Provision for loan losses	-	472	225	1,190
Net interest income after provision for loan losses	8,052	7,260	15,916	14,410

Noninterest Income
Service fees on deposit accounts	138	160	307	337
Gain on sale of loans	7,120	14,738	15,001	25,682
Mortgage broker fee income	29	20	47	27
Other income	736	(1,186)	3,512	(213)
Total noninterest income	8,023	13,732	18,867	25,833

Noninterest Expense
Salaries and employee benefits	6,799	7,474	14,868	15,809
Occupancy and equipment	616	579	1,320	1,230
Other operating expenses	3,118	6,358	7,000	11,136
Total noninterest expense	10,533	14,411	23,188	28,175

Income before income taxes	5,542	6,581	11,595	12,068

Income tax expense	2,018	2,691	4,387	4,741
NET INCOME	$3,524	$3,890	$7,208	$7,327

Earnings per common share:
Basic	$0.34	$0.38	$0.70	$0.72
Diluted	$0.34	$0.38	$0.69	$0.71

Average outstanding shares:
Basic	10,306,561	10,237,515	10,314,592	10,219,085
Diluted	10,379,870	10,350,214	10,408,735	10,331,529

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$3,524	$3,890	$7,208	$7,327

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(1,999)	67	(2,267)	6
Tax effect	700	(23)	794	(2)
Net of tax amount	(1,299)	44	(1,473)	4

Comprehensive income	$2,225	$3,934	$5,735	$7,331

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share Data)

(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$8,615	$17,155	$65,404	$93	$91,267
Net income	-	-	7,208	-	7,208
Other comprehensive income	-	-	-	(1,473)	(1,473)
Stock option exercises (28,899 shares)	24	169	-	-	193
Repurchased under share repurchase program (61,454 shares)	(51)	(715)	-	-	(766)
Excess tax benefits from stock based payment arrangements	-	6	-	-	6
Cash dividend	-	-	(1,959)	-	(1,959)
Stock-based compensation expense recognized in earnings	-	104	-	-	104

Balance, June 30, 2013	$8,588	$16,719	$70,653	$(1,380)	$94,580

Balance, December 31, 2011	$8,511	$16,716	$57,529	$59	$82,815
Net income	-	-	7,327	-	7,327
Other comprehensive income	-	-	-	4	4
Stock option exercises (132,453 shares)	110	613	-	-	723
Repurchased under share repurchase program (74,300 shares)	(62)	(708)	-	-	(770)
Cash dividend	-	-	(1,183)	-	(1,183)
Stock-based compensation expense recognized in earnings	-	132	-	-	132

Balance, June 30, 2012	$8,559	$16,753	$63,673	$63	$89,048

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$7,208	$7,327
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	225	1,190
Provision for losses on mortgage loans sold	388	1,600
Provision for off-balance sheet losses	65	52
Excess tax benefits	6	-
Deferred tax benefit	(8)	(183)
Stock-based compensation	104	132
Valuation allowance on derivatives	(330)	(898)
Amortization of premiums and discount accretion on securities, net	195	6
Depreciation and amortization	239	209
Changes in assets and liabilities:
Decrease (increase) in valuation of loans held for sale carried at fair value	4,765	(994)
Decrease (increase) in loans held for sale	57,889	(4,190)
Increase in other assets	(1,492)	(3,181)
(Decrease) increase in other liabilities	(2,036)	458
Net cash provided by operating activities	67,218	1,528
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available-for-sale	21,452	31,248
Proceeds from maturities and calls of securities held-to-maturity	30,000	15,000
Purchases of securities available-for-sale	(57,650)	(20,013)
Purchases of securities held-to-maturity	(889)	(44,947)
Net increase in loans	(24,204)	(14,097)
Proceeds from sale of equipment	10	-
Purchases of premises and equipment	(156)	(60)
Net cash used in investing activities	(31,437)	(32,869)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	58,496	34,878
Net (decrease) increase in time deposits	(70,134)	1,040
Decrease in securities sold under agreement to repurchase	(17,930)	(5,493)
Net increase (decrease) in other short-term borrowings	5,000	(7,000)
Net decrease in long-term borrowings	-	(1,107)
Proceeds from issuance of common stock	193	724
Repurchase of common stock	(766)	(770)
Dividends paid	(1,959)	(1,183)
Net cash (used in) provided by financing activities	(27,100)	21,089

Increase (decrease) in cash and cash equivalents	8,681	(10,252)
Cash and Cash Equivalents
Beginning	37,941	43,909
Ending	$46,622	$33,657
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,969	$3,069
Cash payments for income taxes	$5,965	$4,695
Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) gain on securities available-for-sale	$(2,267)	$6

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2012, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first six months of 2013, the Corporation granted 141,584 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first six months of 2013 and 2012 was $104 thousand and $132 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of June 30, 2013 was $554,319. The cost is expected to be recognized over a weighted average period of 1.56 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the six months ended June 30, 2013 and 2012 is presented as follows:

Six Months Ended
June 30, 2013

Expected life of options granted, in years	4.61
Risk-free interest rate	0.36%
Expected volatility of stock	42%
Annual expected dividend yield	3%

Fair Value of Granted Options	$435,473
Non-Vested Options	331,477

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	274,800	$7.72	2.59	$1,450,016
Granted	141,584	15.31	4.61	-
Exercised	(28,899)	6.67	0.95	205,275
Lapsed or Canceled	(5,759)	$9.09	2.58	$-

Outstanding at June 30, 2013	381,726	$10.59	3.11	$1,237,911

Exercisable at June 30, 2013	50,249	$7.56	1.84	$272,275

Six Months Ended
June 30, 2012

Expected life of options granted, in years	4.60
Risk-free interest rate	0.39%
Expected volatility of stock	43%
Annual expected dividend yield	2%

Fair value of granted options	$327,368
Non-vested options	324,650

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	385,450	$6.04	1.63	$1,064,115
Granted	106,350	9.30	4.60	-
Exercised	(132,453)	5.47	0.03	674,588
Lapsed or canceled	(8,992)	$6.65	2.08	$-

Outstanding at June 30, 2012	350,355	$7.23	2.64	$2,055,653

Exercisable at June 30, 2012	25,705	$3.99	0.07	$234,173

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at June 30, 2013 and December 31, 2012. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$31,280	$15	$(1,144)	$30,151
Mortgage backed securities	28,870	65	(947)	27,988
Corporate bonds	6,019	93	(128)	5,984
Other AFS	3,882	-	(9)	3,873
CRA mutual fund	1,500	-	(69)	1,431
Total	$71,551	$173	$(2,297)	$69,427

Held-to-maturity:
U.S. Government agencies	$14,982	$-	$(283)	$14,699
Municipals - non taxable	879	-	(48)	831
Total	$15,861	$-	$(331)	$15,530

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$15,000	$16	$-	$15,016
Mortgage backed securities	15,103	100	(26)	15,177
Corporate bonds	4,012	92	(25)	4,079
CRA mutual fund	1,500	-	(13)	1,487
Total	$35,615	$208	$(64)	$35,759

Held-to-maturity:
U.S. Government agencies	$44,952	$356	$-	$45,308
Total	$44,952	$356	$-	$45,308

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of June 30, 2013 and December 31, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	June 30, 2013		December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies:
Due after one through five years	$4,367	$4,335	$5,000	$5,003
Due after five through ten years	18,998	18,075	5,000	5,008
Due after ten through fifteen years	4,391	4,406	5,000	5,005
Due after fifteen years	3,524	3,335	-	-
Mortgage backed securities:
Due after five through ten years	5,989	5,848	3,696	3,745
Due after ten through fifteen years	19,457	18,768	10,918	10,893
Due after fifteen years	3,424	3,372	489	539
Corporate bonds:
Due after one through five years	4,011	4,104	4,012	4,079
Due after five through ten years	2,008	1,880	-	-
Other-AFS:
Due after five through ten years	1,000	1,000	-	-
Due after fifteen years	2,882	2,873	-	-
CRA Mutual Fund	1,500	1,431	1,500	1,487
Total	$71,551	$69,427	$35,615	$35,759

Held-to-maturity:
U.S. Government agencies:
Due after one through five years	$4,998	$4,997	$24,981	$25,085
Due after five through ten years	5,000	4,961	5,000	5,175
Due after ten through fifteen years	4,984	4,741	14,971	15,048
Municipals non-taxable:
Due after ten through fifteen years	879	831	-	-
Total	$15,861	$15,530	$44,952	$45,308

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $47.0 million at June 30, 2013 and $60.7 million at December 31, 2012.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at June 30, 2013 and December 31, 2012 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
June 30, 2013	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment securities available-for-sale:	(In Thousands)

Mortgage backed securities	$24,443	$(947)	$-	$-	$24,443	$(947)
U.S. Government agencies	25,746	(1,144)	-	-	25,746	(1,144)
Other AFS	2,873	(9)	-	-	2,873	(9)
Corporate bonds	1,880	(128)	-	-	1,880	(128)
CRA Mutual fund	1,431	(69)	-	-	1,431	(69)
Total	$56,373	$(2,297)	$-	$-	$56,373	$(2,297)

Investment securities held-to-maturity:

U.S. Government agencies	$14,699	$(283)	$-	$-	$14,699	$(283)
Municipals - non taxable	831	(48)	-	-	831	(48)
Total	$15,530	$(331)	$-	$-	$15,530	$(331)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
December 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment securities available-for-sale:	(In Thousands)

Mortgage backed securities	$6,361	$(26)	$-	$-	$6,361	$(26)
Corporate bonds	-	-	1,967	(25)	1,967	(25)
CRA Mutual fund	1,487	(13)	-	-	1,487	(13)
Total	$7,848	$(39)	$1,967	$(25)	$9,815	$(64)

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

U.S. Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. On June 30, 2013, three held-to-maturity securities had unrealized losses of $283,319 while seven available for sale securities has unrealized losses of $1,143,620. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. As the securities are obligations of government agencies, it is the Corporation’s intent to hold these securities until a market price recovery or maturity, and it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Corporate bonds

The Corporation’s unrealized losses on corporate obligations were caused by interest rate fluctuations. At June 30, 2013, one security had an unrealized loss of $127,924. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Mortgage-backed

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At June 30, 2013, seven securities had unrealized losses of $947,216. As these securities are Ginnie Mae and government sponsored entity securities backed by the United States Government, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At June 30, 2013, this one security had an unrealized loss of $68,881. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Other Securities

The Corporation’s unrealized loss on its other investments was caused by interest rate fluctuations. At June 30, 2013, one security had an unrealized loss of $8,613. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Municipal

The Corporation’s unrealized loss on its held to maturity municipal investment was caused by interest rate fluctuations. At June 30, 2013, this one security had an unrealized loss of $48,106. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock. The amortized costs of the restricted stock as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Restricted Stock:	(In Thousands)

Federal Reserve Bank stock	$999	$999

FHLB stock	3,285	3,238
	$4,284	$4,237

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at June 30, 2013 and December 31, 2012:

	Composition of Loan Portfolio

	June 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$189,648	29.56%	$182,655	29.60%
Commercial real estate - non-owner occupied	98,694	15.39	107,213	17.38
Residential real estate	157,253	24.51	144,521	23.43
Commercial	156,563	24.41	149,389	24.21
Real estate construction	35,396	5.52	30,038	4.87
Consumer	3,910	0.61	3,162	0.51
Total loans	$641,464	100.00%	$616,978	100.00%
Less allowance for loan losses	13,007		12,500
Net loans	$628,457		$604,478

Unearned income and net deferred loan fees and costs totaled $1.6 and $1.7 million at June 30, 2013 and December 31, 2012, respectively. Loans pledged to secure borrowings at the FHLB totaled $218.9 million and $215.4 million at June 30, 2013 and December 31, 2012, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $13.0 million at June 30, 2013 compared to $12.5 million at year end December 31, 2012. The allowance for loan losses was equivalent to 2.03% of total loans held for investment at June 30, 2013 and December 31, 2012. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses

Three months ended June 30, 2013	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance for credit losses:	(In Thousands)
Beginning Balance	$3,725	$2,099	$3,020	$3,220	$709	$87	$12,860
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	115	15	7	-	10	147
Provisions	349	(390)	185	(179)	81	(46)	-
Ending Balance	$4,074	$1,824	$3,220	$3,048	$790	$51	$13,007

Six months ended June 30, 2013
Allowance for credit losses:
Beginning Balance	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	171	78	21	-	12	282
Provisions	373	(520)	218	(1)	180	(25)	225
Ending Balance	$4,074	$1,824	$3,220	$3,048	$790	$51	$13,007

Three months ended June 30, 2012	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance for credit losses:	(In Thousands)
Beginning Balance	$3,544	$2,227	$2,652	$2,885	$564	$69	$11,941
Charge-offs	-	-	(30)	(411)	-	-	(441)
Recoveries	-	23	18	17	-	1	59
Provisions	176	(73)	(24)	406	(9)	(4)	472
Ending Balance	$3,720	$2,177	$2,616	$2,897	$555	$66	$12,031

Six months ended June 30, 2012
Allowance for credit losses:
Beginning Balance	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738
Charge-offs	(202)	-	(494)	(694)	-	(35)	(1,425)
Recoveries	-	56	229	242	-	1	528
Provisions	288	374	7	328	132	61	1,190
Ending Balance	$3,720	$2,177	$2,616	$2,897	$555	$66	$12,031

	Recorded Investment in Loans

June 30, 2013	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance	(In Thousands)
Ending balance:	$4,074	$1,824	$3,220	$3,048	$790	$51	$13,007
Ending balance: individually evaluated for impairment	$95	$-	$117	$252	$-	$-	$464
Ending balance: collectively evaluated for impairment	$3,979	$1,824	$3,103	$2,796	$790	$51	$12,543
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$189,648	$98,694	$157,253	$156,563	$35,396	$3,910	$641,464
Ending balance: individually evaluated for impairment	$-	$-	$555	$1,744	$-	$-	$2,299
Ending balance: collectively evaluated for impairment	$189,648	$98,694	$156,698	$154,819	$35,396	$3,910	$639,165
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2012	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance	(In Thousands)
Ending balance:	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Ending balance: individually evaluated for impairment	$98	$-	$230	$277	$-	$-	$605
Ending balance: collectively evaluated for impairment	$3,603	$2,173	$2,694	$2,751	$610	$64	$11,895
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$182,655	$107,213	$144,521	$149,389	$30,038	$3,162	$616,978
Ending balance: individually evaluated for impairment	$370	$-	$922	$1,937	$-	$-	$3,229
Ending balance: collectively evaluated for impairment	$182,285	$107,213	$143,599	$147,452	$30,038	$3,162	$613,749
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at June 30, 2013 or December 31, 2012. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of June 30, 2013 and December 31, 2012 is shown below.

	Credit Quality Indicators
	For the Period Ended, June 30, 2013
Credit Risk Profile by Regulatory Risk Rating

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	6/30/13	12/31/12	6/30/13	12/31/12	6/30/13	12/31/12	6/30/13	12/31/12	6/30/13	12/31/12	6/30/13	12/31/12	6/30/13	12/31/12
	(In Thousands)
Pass	$171,577	$159,413	$91,266	$100,443	$151,585	$138,388	$141,423	$130,885	$35,573	$30,202	$3,909	$3,162	$595,333	$562,493
Special mention	6,689	11,897	2,370	2,402	3,593	3,902	9,327	12,225	-	-	-	-	21,979	30,426
Substandard	11,843	11,852	5,403	4,725	2,289	2,420	6,167	6,724	-	-	-	-	25,702	25,721
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(461)	(507)	(345)	(357)	(214)	(189)	(354)	(445)	(177)	(164)	1	-	(1,550)	(1,662)
Total	$189,648	$182,655	$98,694	$107,213	$157,253	$144,521	$156,563	$149,389	$35,396	$30,038	$3,910	$3,162	$641,464	$616,978

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

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	6/30/13	12/31/12	6/30/13	12/31/12	6/30/13	12/31/12	6/30/13	12/31/12	6/30/13	12/31/12	6/30/13	12/31/12	6/30/13	12/31/12
	(In Thousands)
Performing	$189,648	$182,655	$98,694	$107,213	$156,698	$143,599	$154,819	$147,568	$35,396	$30,038	$3,910	$3,162	$639,165	$614,235
Non-performing	-	-	-	-	555	922	1,744	1,821	-	-	-	-	2,299	2,743
Total	$189,648	$182,655	$98,694	$107,213	$157,253	$144,521	$156,563	$149,389	$35,396	$30,038	$3,910	$3,162	$641,464	$616,978

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of June 30, 2013 and December 31, 2012. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$189,648	$189,648
Commercial real estate - non-owner occupied	345	-	-	345	-	98,349	98,694
Residential real estate	-	725	-	725	555	155,973	157,253
Commercial	-	-	-	-	1,744	154,819	156,563
Real estate construction	-	-	-	-	-	35,396	35,396
Consumer	-	-	-	-	-	3,910	3,910
Total	$345	$725	$-	$1,070	$2,299	$638,095	$641,464

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$182,655	$182,655
Commercial real estate - non-owner occupied	-	-	-	-	-	107,214	107,214
Residential real estate	-	-	-	-	922	143,600	144,522
Commercial	-	-	-	-	1,821	147,568	149,389
Real estate construction	-	-	-	-	-	30,038	30,038
Consumer	-	-	-	-	-	3,160	3,160
Total	$-	$-	$-	$-	$2,743	$614,235	$616,978

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

One residential real estate loan totaling $210 thousand was modified in connection with a troubled debt restructuring during the six month period ended June 30, 2013. The modification granted the borrower reduced payments for a period of one year. There were no material financial effects as a direct result of this modification. No loans were modified in connection with a troubled debt restructuring during the three month period ended June 30, 2013.

No loans were modified during the first and second quarter of 2012 in connection with a trouble debt restructuring. There was one commercial loan previously restructured no more than 12 months prior to June 30, 2012 with a recorded balance of $95,990 that subsequently defaulted in the three month period ended June 30, 2012. No payment defaults occurred during the first quarter of 2012 for loans restructured within the last 12 months.

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payment applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the three and six month periods ended June 30, 2013 and 2012.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below shows the results of management’s analysis of impaired loans as of June 30, 2013 and December 31, 2012.

	Impaired Loans

	June 30, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no specific related allowance recorded:	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	1,083	1,230	-	154	165	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	366	366	$95	$370	$370	$98
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	555	710	117	922	1,068	230
Commercial	754	982	252	1,783	2,099	277
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$366	$366	$95	$370	$370	$98
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	555	710	117	922	1,068	230
Commercial	1,837	2,212	252	1,937	2,264	277
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$2,758	$3,288	$464	$3,229	$3,702	$605

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment

Commercial real estate - owner occupied	$367	$1,691	$368	$1,677
Commercial real estate - non-owner occupied	-	315	-	315
Residential real estate	560	2,068	563	2,062
Commercial	1,861	1,205	1,889	1,303
Real estate construction	-	-	-	-
Consumer	-	-	-	-
Total	$2,788	$5,279	$2,820	$5,357

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

NOTE 5 – SEGMENT REPORTING (continued)

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

The following table presents segment information for the three months ended June 30, 2013 and 2012:

	Commercial	Mortgage			Consolidated
June 30, 2013	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,915	$430	$4	$(263)	$9,086
Gain on sale of loans	-	7,356	-	(236)	7,120
Other revenues	751	(269)	603	(182)	903
Total revenues	9,666	7,517	607	(681)	17,109

Expenses:
Interest expense	986	159	152	(263)	1,034
Salaries and employee benefits	2,888	3,654	257	-	6,799
Other expenses	1,565	1,817	770	(418)	3,734
Total operating expenses	5,439	5,630	1,179	(681)	11,567

Income (loss) before income taxes	$4,227	$1,887	$(572)	$-	$5,542

Total assets	$785,158	$56,761	$9,674	$(9,910)	$841,683

	Commercial	Mortgage			Consolidated
June 30, 2012	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,915	$510	$3	$(426)	$9,002
Gain on sale of loans	-	14,202	-	536	14,738
Other revenues	699	(1,311)	604	(998)	(1,006)
Total revenues	9,614	13,401	607	(888)	22,734

Expenses:
Interest expense	1,231	308	158	(427)	1,270
Salaries and employee benefits	2,810	4,342	322	-	7,474
Other expenses	2,071	5,036	763	(461)	7,409
Total operating expenses	6,112	9,686	1,243	(888)	16,153

Income (loss) before income taxes	$3,502	$3,715	$(636)	$-	$6,581

Total assets	$749,588	$108,078	$10,409	$(26,366)	$841,709

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information for the six months ended June 30, 2013 and 2012:

	Commercial	Mortgage			Consolidated
June 30, 2013	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$17,898	$1,044	$7	$(707)	$18,242
Gain on sale of loans	-	15,237	-	(236)	15,001
Other revenues	1,385	1,922	1,146	(587)	3,866
Total revenues	19,283	18,203	1,153	(1,530)	37,109

Expenses:
Interest expense	2,003	502	303	(707)	2,101
Salaries and employee benefits	5,778	8,598	492	-	14,868
Other expenses	3,477	4,408	1,483	(823)	8,545
Total operating expenses	11,258	13,508	2,278	(1,530)	25,514

Income (loss) before income taxes	$8,025	$4,695	$(1,125)	$-	$11,595

Total assets	$785,158	$56,761	$9,674	$(9,910)	$841,683

	Commercial	Mortgage			Consolidated
June 30, 2012	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$18,004	$1,360	$5	$(1,016)	$18,353
Gain on sale of loans	-	26,561	-	(879)	25,682
Other revenues	1,318	(2,250)	1,129	(46)	151
Total revenues	19,322	25,671	1,134	(1,941)	44,186

Expenses:
Interest expense	2,659	793	318	(1,017)	2,753
Salaries and employee benefits	5,645	9,546	618	-	15,809
Other expenses	4,276	8,785	1,419	(924)	13,556
Total operating expenses	12,580	19,124	2,355	(1,941)	32,118

Income (loss) before income taxes	$6,742	$6,547	$(1,221)	$-	$12,068

Total assets	$749,588	$108,078	$10,409	$(26,366)	$841,709

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2013 and 2012, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$3,524	$3,890
Weighted average shares outstanding	10,306,561	10,237,515

Basic earnings per share	$0.34	$0.38

DILUTED EARNINGS PER SHARE:
Net income	$3,524	$3,890
Weighted average shares outstanding	10,306,561	10,237,515
Dilutive stock options	73,309	112,699
Weighted average diluted shares outstanding	10,379,870	10,350,214

Diluted earnings per share	$0.34	$0.38

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$7,208	$7,327
Weighted average shares outstanding	10,314,592	10,219,085

Basic earnings per share	$0.70	$0.72

DILUTED EARNINGS PER SHARE:
Net income	$7,208	$7,327
Weighted average shares outstanding	10,314,592	10,219,085
Dilutive stock options	94,143	112,444
Weighted average diluted shares outstanding	10,408,735	10,331,529

Diluted earnings per share	$0.69	$0.71

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

At June 30, 2013 and December 31, 2012, the Bank had derivative financial instruments with a notional value of $80.2 million and $217.4 million, respectively. The fair value of these derivative instruments at June 30, 2013 and December 31, 2012 was $795 thousand and $465 thousand, respectively, and was included in other assets and other liabilities.

Included in other noninterest income for the six months ended June 30, 2013 and June 30, 2012 was a net loss of $1.8 million and a net loss of $2.3 million, respectively, relating to derivative instruments.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

NOTE 9 - FAIR VALUE (continued)

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

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of June 30, 2013 and December 31, 2012, are summarized below:

	Fair Value Measurement
	at June 30, 2013 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring	(In Thousands)
Available-for-sale investment securities
US Government agency	$30,151	$-	$30,151	$-
Mortgage backed	27,988	-	27,988	-
Corporate bonds	5,984	-	5,984	-
Other AFS	3,873	-	3,873	-
CRA Mutual fund	1,431	-	1,431	-
Total available-for-sale investment securities	69,427	-	69,427	-

Residential loans held for sale	48,887	-	48,887	-
Derivative assets	1,273	-	-	1,273
Total Financial Assets-Recurring	$119,587	$-	$118,314	$1,273

Financial Liabilities-Recurring
Derivative liabilities	$478	$-	$-	$478
Total Financial Liabilities-Recurring	$478	$-	$-	$478

Financial Assets-Non-Recurring
Impaired loans (1)	$2,299	$-	$-	$2,299
Total Financial Assets-Non-Recurring	$2,299	$-	$-	$2,299

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

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

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the six month periods ended June 30, 2013 and 2012.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended June 30,
	2013	2012
	(In Thousands)
Balance, beginning of period	$237	$481
Realized and unrealized gains (losses) included in earnings	558	356
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$795	$837

NOTE 9 - FAIR VALUE (Continued)

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
Balance, beginning of period	$465	$(61)
Realized and unrealized gains (losses) included in earnings	330	898
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$795	$837

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at June 30, 2013:

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$1,273	Market pricing (3)	Estimated pullthrough	75% - 90%
Derivative liabilities	$478	Market pricing (3)	Estimated pullthrough	75% - 90%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$555	Appraisal of collateral (1)	Liquidation expenses (2)	20% - 30%
Impaired loans - Non-real estate secured	$1,744	Cash flow basis	Liquidation expenses (2)	10% - 20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented as a percent of the volume.

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

NOTE 9 - FAIR VALUE (Continued)

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at June 30, 2013, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$48,887	$85	$48,802

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

At June 30, 2013 and December 31, 2012, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:	(In Thousands)
Cash and short-term investments	$46,622	$46,622	$37,941	$37,941
Securities available-for-sale	69,427	69,427	35,759	35,759
Securities held-to-maturity	15,861	15,530	45,308	45,308
Restricted stock	4,284	4,284	4,237	4,237
Loans, net of allowance	677,344	675,586	716,020	742,255
Derivatives	1,273	1,273	1,091	1,091
Total financial assets	$814,811	$812,722	$840,356	$866,591

Financial liabilities:
Deposits	$659,858	$612,652	$671,496	$650,619
Short-term borrowings	70,161	70,137	83,091	83,515
Subordinated debentures	6,186	6,240	6,186	6,187
Derivatives	478	478	626	626
Total financial liabilities	$736,683	$689,507	$761,399	$740,947

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $30.2 million and $9.7 million in outstanding commitments at June 30, 2013 and December 31, 2012, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $173.9 million and $174.8 million in unfunded lines of credit whose contract amounts represent credit risk at June 30, 2013 and December 31, 2012, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $4.4 million and $6.4 million at June 30, 2013 and December 31, 2012, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At June 30, 2013 and December 31, 2012 the balance in this account totaled $548 thousand and $483 thousand, respectively.

The mortgage division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The mortgage division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At June 30, 2013, December 31, 2012, and June 30, 2012, the balance in this reserve totaled $4.6 million, $4.4 million, and $4.2 million, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The following table shows the changes to the Allowance for Losses on Mortgage Loans Sold.

	Six Months ended June 30,		Year ended
	2013	2012	December 31, 2012
	(In Thousands)
Allowance for losses on mortgage loans sold - beginning of period	$4,376	$2,616	$2,616

Provision charged to operating expense	388	1,600	2,510
Recoveries	-	-	-
Charge-offs	(119)	-	(750)
Allowance for losses on mortgage loans sold - end of period	$4,645	$4,216	$4,376

NOTE 11 – CLOSING OF MORTGAGE PRODUCTION BRANCH

In April 2013 management made the decision to close its Mortgage Production Branch (Branch) located in Denver, Colorado. The Branch ceased taking loan applications during April 2013 with all obligations and activities terminated as of April 30, 2013. The closure was expected to and has reduced mortgage banking revenue beginning with the second quarter of 2013. Management did not incur any operating losses associated with the closure process.

NOTE 11 – CLOSING OF MORTGAGE PRODUCTION BRANCH (Continued)

In order to evaluate the impact of this change on the overall Corporation’s financial performance, condensed consolidated pro forma financial statements are presented below. The pro forma information is presenting results as if the Branch, which closed in the second quarter of 2013, had not been in existence during the three month periods ending June 30, 2013 and 2012. The adjustment for Branch closure does not reflect indirect overhead reductions management plans to make on a go-forward basis.

	Access National Corporation
	Condensed Consolidated Statement of Income
	Three Months Ended June 30, 2013
	(In Thousands, Except for Share Data)

	As Reported	Adjustment for Mortgage Production Branch Closure	Pro Forma Totals
Interest and dividend income	$9,086	$(55)	$9,031

Interest expense	1,034	-	1,034

Net interest income	8,052	(55)	7,997
Provision for loan losses	-	-	-
Net interest income after provision for loan losses	8,052	(55)	7,997

Noninterest income	8,023	(1,075)	6,948

Noninterest expense	10,533	(636)	9,897

Income before income taxes	5,542	(494)	5,048

Provision for income taxes	2,018	(193)	1,825

Net income	$3,524	$(302)	$3,222

Earnings per common share:
Basic	$0.34	$(0.03)	$0.31
Diluted	$0.34	$(0.03)	$0.31

Average outstanding shares:
Basic	10,306,561	-	10,306,561
Diluted	10,379,870	-	10,379,870

Average total assets (in thousands)	$850,200	$(302)	$849,898
Average shareholders' equity (in thousands)	$94,735	$(100)	$94,635

Return on average assets (annualized)	1.66%	(0.14)%	1.52%
Return on average shareholders' equity (annualized)	14.88%	(1.26)%	13.62%

Total loan volume (in thousands)	$171,427	$(35,407)	$136,020
Purchase loan units as a percentage of business	44.82%	7.55%	52.37%

NOTE 11 – CLOSING OF MORTGAGE PRODUCTION BRANCH (Continued)

	Access National Corporation
	Condensed Consolidated Statement of Income
	Three Months Ended June 30, 2012
	(In Thousands, Except for Share Data)

	As Reported	Adjustment for Mortgage Production Branch Closure	Pro Forma Totals
Interest and dividend income	$9,002	$(197)	$9,199

Interest expense	1,270	-	1,270

Net interest income	7,732	(197)	7,929
Provision for loan losses	472	-	472
Net interest income after provision for loan losses	7,260	-	7,457

Noninterest income	13,732	(5,519)	8,213

Noninterest expense	14,411	(3,601)	10,810

Income before income taxes	6,581	(1,918)	4,860

Provision for income taxes	2,691	(748)	1,943

Net income	$3,890	$(1,170)	$2,917

Earnings per common share:
Basic	$0.38	$(0.11)	$0.27
Diluted	$0.38	$(0.11)	$0.27

Average outstanding shares:
Basic	10,237,515	-	10,237,515
Diluted	10,349,704	-	10,349,704

Average total assets (in thousands)	$798,272	$(1,085)	$797,187
Average shareholders' equity (in thousands)	$88,648	$(398)	$88,250

Return on average assets (annualized)	1.95%	(0.49)%	1.46%
Return on average shareholders' equity (annualized)	17.55%	(4.33)%	13.22%

Total loan volume (in thousands)	$266,850	$(102,715)	$164,135
Purchase loan units as a percentage of business	28.77%	$22.87%	51.64%

NOTE 12 – SUBSEQUENT EVENT

On July 8, 2013, the Corporation redeemed its Floating Rate Capital Securities (Preferred) and its Floating Rate Common Securities (Common) with shareholders in the amount of $6.1 million and $187.6 thousand, respectively. Included in the redemption values were interest payments in the amounts of $52,736 and $1,635 for the Preferred and Common shareholders, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment after the closure of the Mortgage Production Branch.. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; continued challenging economic conditions or deterioration in general business and economic conditions and in the financial markets; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act, the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009; branch expansion plans; interest rates; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and commercial and residential real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation; the impact that the closure of the Mortgage Production Branch has on the Corporation’s operating losses and profitability; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At June 30, 2013, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to net income is recognized. At June 30, 2013, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At June 30, 2013, the Corporation’s assets totaled $841.7 million, compared to $863.9 million at December 31, 2012, a decrease of $22.2 million. Lower activity in the mortgage segment fueled by an increase in interest rates as well as the closing of our Denver Mortgage Production Branch caused loans held for sale to decrease $62.7 million. This decrease in loans held for sale was positively offset by an increase in interest-bearing balances of $12.9 million as well as growth in the commercial banking segment of $24.5. The increase in loans held for investment at June 30, 2013 in comparison with December 31, 2012 is primarily attributable to a $7.2 million or 4.8% growth in commercial loans, a $12.7 million or 8.8% increase in residential real estate loans, and a $5.4 million or 17.8% increase in real estate construction loans. At June 30, 2013, loans secured by real estate collateral comprised 75.0% of our total loan portfolio, with loans secured by commercial real estate contributing 45.0% of our total loan portfolio, loans secured by residential real estate contributing 24.5% and real estate construction loans contributing 5.5%. Loans held for sale totaled $48.9 million at June 30, 2013, compared to $111.5 million at December 31, 2012. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $659.9 million at June 30, 2013, compared to $671.5 million at December 31, 2012, down $11.6 million. Management has utilized CDARS reciprocal balances and brokered deposits as a cost effective way to fund certain asset portfolio classes, namely the loans held for sale and the investment portfolio. With the overall reduction in mortgage banking activity during the first half of 2013, management’s utilization of CDARS reciprocal balances and brokered deposits was reduced as noted by a $59.3 million decrease in those balances. Noninterest-bearing deposits increased $56.3 million from $164.2 million at December 31, 2012 to $220.5 million at June 30, 2013, and when coupled with the decrease in time deposits of $11.0 million from December 31, 2012 to June 30, 2013 as well as the CDARS balance reduction, accounts for the overall decrease in deposits.

Net income for the second quarter of 2013 totaled $3.5 million compared to $3.9 million for the same period in 2012. Earnings per diluted share were $0.34 for the second quarter of 2013, compared to $0.38 per diluted share in the same period of 2012. Net income continued to remain stable even with a $95.4 million decrease in loan origination volume for the three month period ended June 30, 2013 in comparison with the same period in 2012. This decreased volume as well as the rise in current interest rates led to the $7.6 million decrease in gain on sale of loans when comparing the three month period ending June 2013 to the same period ending June 2012. The decreased income on loans held for sale was favorably offset by a $1.5 million reduction in salaries and management fees related to the production of loans when comparing the three month period ended June 2013 to the same period in 2012. Also mitigating the impact of the reduced loan volume was the gain on hedging activity of $2.8 million in the second quarter of 2013 compared to the $2.0 million loss for the same period in 2012. The growth in our loans held for investment portfolio as well as favorable changes in our deposit mix attributed to the increase in net interest income for the three month period ended June 30, 2013 of $320 thousand when compared to the same period in 2012. The reduction in the provision for loan loss as well as the income tax expense of $472 thousand and $673 thousand, respectively, further mitigated the impact of the reduced loan volume on net income.

Net income for the six months ended June 30, 2013 totaled $7.2 million compared to $7.3 million for the same period in 2012. Earnings per diluted share were $0.69 for the first six months of 2013, compared to $0.71 per diluted share in the same period of 2012. Even with a $135.0 million decrease in loan origination volume for the six month period ended June 30, 2013 in comparison with the same period in 2012, net income remained stable. This decreased volume as well as the rise in current interest rates led to the $10.7 million decrease in gain on sale of loans when comparing the six month period ending June 2013 to the same period ending June 2012. The decreased income on loans held for sale was favorably offset by a $2.5 million reduction in salaries and management fees related to the production of loans when comparing the six month period ended June 2013 to the same period in 2012. Also mitigating the impact of the reduced loan volume was the gain on hedging activity of $3.9 million for the six month period ended June 30, 2013 compared to the $3.1 million loss for the same period in 2012. The growth in our loans held for investment portfolio as well as favorable changes in our deposit mix attributed to the increase in net interest income for the six month period ended June 30, 2013 of $541 thousand when compared to the same period in 2012. The reduction in the provision for loan loss as well as the income tax expense of $965 thousand and $354 thousand, respectively, further mitigated the impact of the reduced loan volume on net income.

Non-performing assets (“NPA”) totaled $2.3 million, or 0.27%, of total assets at June 30, 2013, down from $2.7 million, or 0.32%, of total assets at December 31, 2012. NPA are comprised solely of non-accrual loans at June 30, 2013.

As noted in Note 11 of the consolidated financial statements, management closed its Mortgage Production Branch (Branch) located in Denver, Colorado. The Branch ceased taking loan applications during April 2013 with all obligations and activities terminated as of April 30, 2013. The closure has reduced mortgage banking revenue beginning in the second quarter of 2013 and will continue to impact future periods. Management did not incur any operating losses associated with the closure process and expects the continuing mortgage segment to be a profitable and meaningful contributor to consolidated earnings.

In order to evaluate the impact of this change on the overall Corporation’s financial performance, condensed consolidated pro forma financial statements have been presented in Note 11 of the consolidated financial statements. The pro forma information is presenting results as if the Branch, which closed in the second quarter of 2013, had not been in existence during the second quarter of 2013 and 2012. The adjustment for the Branch closure does not reflect indirect overhead reductions management has made or will continue to make on a go-forward basis.

We believe the economic recovery is continuing to strengthen and the labor market is improving. The U.S. Bureau of Labor Statistics reported an increase in labor productivity in the nonfarm business sector for the first quarter of 2013. The unemployment rate for Fairfax County, Virginia at the end of June 2013 was 4.5% compared to 6.0% for the state of Virginia and 7.8% for the nation. Information reviewed at the Federal Open Market Committee’s June 2013 meeting suggested economic activity was expanding at a modest pace during the first half of 2013. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio. Recent upward movement in interest rates during the second quarter 2013 has slowed the loan origination volume for refinances and caused the investment portfolio to incur negative market adjustments on its available-for-sale securities. The Corporation’s net interest margin for the three months ended June 30, 2013 decreased to 3.64% from the June 30, 2012 percentage of 3.74% as a result of the decrease in yields across the majority of interest earning asset segments. While there is no certainty to the magnitude of any impact, the continued extended period of low interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

While the economy continues to show signs of improvement with unemployment rates declining, and we are beginning to see price appreciation in the local residential real estate market, there is no guarantee that these positive trends will continue. As such, we remain cautious as to the macro-economic risks, many openly identified by the Federal Open Market Committee, including persistently high rates of unemployment and underemployment, adverse impact of the higher Federal Tax Rates, and automatic reductions of Federal Expenditures that became effective beginning in the first quarter of 2013. As a consequence, we have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 – 2009. In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses. With the aforementioned macro-economic uncertainty, we are finding most desirable clients and prospects carrying higher cash reserves and weary of increasing debt loads. These behaviors in our target market have elevated the levels of our short-term deposit balances while loan balance growth is muted by tepid utilization of loan commitments.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, a CRA mutual fund, and other available-for-sale securities as well as a non-taxable municipal bond. The portfolio does not have any non-agency mortgage backed securities or trust preferred securities.

At June 30, 2013 the fair value of the securities portfolio totaled $85.0 million, compared to $81.1 million at December 31, 2012. Included in the fair value totals are held-to-maturity securities with an amortized cost of $15.9 million (fair value of $15.5 million) and $45.0 million (fair value of $45.3 million) at June 30, 2013 and December 31, 2012, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $641.5 million at June 30, 2013 compared to $617.0 million at December 31, 2012, an increase of $24.5 million. Comprising the majority of the growth, commercial loans increased $7.2 million, residential real estate loans increased $12.7 million and real estate construction loans increased $5.4 million. The overall increase in loans reflects a continued improvement in loan demand by local businesses, as seen through the increase in commercial segments of the loan portfolio, and is principally due to improvement in economic conditions in Northern Virginia. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at June 30, 2013.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $189.6 million, representing 29.56% of the loan portfolio at June 30, 2013. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $98.7 million and representing 15.39% of the loan portfolio at June 30, 2013. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the second largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $157.3 million and comprised 24.51% of the loan portfolio as of June 30, 2013. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of June 30, 2013: home equity lines of credit, 18.7%; first trust mortgage loans, 71.0%; and junior trust loans, 10.3%.

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

Commercial Loans: Commercial Loans represented the third largest segment of the loan portfolio, totaling $156.6 million and representing 24.41% of the loan portfolio as of June 30, 2013. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $35.4 million and represented 5.52% of the loan portfolio as of June 30, 2013. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which was the smallest segment of the loan portfolio, totaled $3.9 million and represented 0.61% of the loan portfolio as of June 30, 2013. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the mortgage division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At June 30, 2013, LHFS at fair value totaled $48.9 million compared to $111.5 million at December 31, 2012.

The LHFS loans are closed by the Bank and held on average fifteen to thirty days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration. During the second quarter of 2013 we originated $170.3 million of loans processed in this manner, compared to $217.7 million in the first quarter of 2013 and $265.3 million for the second quarter of 2012. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender. The Bank is paid a fee for procuring and packaging brokered loans. We have historically brokered loans that do not conform to the products offered by the Bank. As of April 1, 2011 we began a phase out of brokering loans as a result of new disclosure and compensation regulations. This phase out is evidenced when comparing the first six months of 2013 to the same period for 2012. Brokered loans accounted for 0.29%, or $1.1 million, of the total loan volume for the first six months of 2013 compared to 0.38%, or $2.0 million, for the same period of 2012. The change pertaining to brokered loans has not had a material impact on our business.

Allowance for Loan Losses

The allowance for loan losses totaled $13.0 million at June 30, 2013 compared to $12.5 million at December 31, 2012. The allowance for loan losses was equivalent to 2.03% of total loans held for investment at June 30, 2013 and December 31, 2012. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At June 30, 2013 and December 31, 2012, the Bank had non-performing assets totaling $2.3 million and $2.7 million, respectively. Non-performing assets consist of non-accrual and restructured loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Non-accrual loans :	(Dollars In Thousands)
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied	-	-
Residential real estate	555	922
Commercial	1,744	1,821
Real estate construction	-	-
Consumer	-	-
Total non-accrual loans	$2,299	$2,743

Other real estate owned ("OREO")	-	-

Total non-performing assets	$2,299	$2,743

Restructured loans included above in non-accrual loans	$210	$759

Ratio of non-performing assets to:
Total loans plus OREO	0.36%	0.44%

Total Assets	0.27%	0.32%

Accruing Past due loans:
90 or more days past due	$-	$-

At June 30, 2013 and December 31, 2012, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At June 30, 2013, deposits totaled $659.9 million compared to $671.5 million on December 31, 2012, a decrease of $11.6 million. Management has utilized CDARS reciprocal balances and brokered deposits as a cost effective way to fund certain asset portfolio classes, namely the loans held for sale and the investment portfolio. With the overall reduction in mortgage banking activity during the first half of 2013, management’s utilization of CDARS reciprocal balances and brokered deposits was reduced as noted by a $59.3 million decrease in those balances. Noninterest-bearing deposits increased $56.3 million from $164.2 million at December 31, 2012 to $220.5 million at June 30, 2013, and when coupled with the decrease in time deposits of $11.0 million from December 31, 2012 to June 30, 2013 as well as the CDARS balance reduction, accounts for the overall decrease in deposits. The growth in noninterest-bearing accounts is attributable to new accounts opened during the first six months of 2013 as a result of our outreach to operating businesses and positive balance fluctuations of existing commercial accounts. The overall increase in deposits allowed the Corporation to decrease its borrowings in the first half of 2013.

Shareholders’ Equity

Shareholders’ equity totaled $94.6 million at June 30, 2013 compared to $91.3 million at December 31, 2012. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

	June 30,	December 31,
	2013	2012
	(In Thousands)
Tier 1 Capital:
Common stock	$8,588	$8,615
Capital surplus	16,719	17,155
Retained earnings	70,653	65,404
Less: Net unrealized loss on equity securities	(45)	-
Subordinated debentures	6,000	6,000
Less: Dissallowed servicing assets	(55)	(80)
Total Tier 1 capital	101,860	97,094

Subordinated debentures not included in Tier 1	-	-
Allowance for loan losses	9,212	8,664
	9,212	8,664

Total risk based capital	$111,072	$105,758

Risk weighted assets	$732,592	$688,782

Quarterly average assets	$849,363	$844,256

			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	13.90%	14.10%	4.00%
Total risk based capital ratio	15.16%	15.35%	8.00%
Leverage ratio	11.99%	11.50%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2013 totaled $3.5 million or $0.34 diluted earnings per share. This compares with $3.9 million or $0.38 diluted earnings per share for the same quarter in 2012. The decrease in net income for the three months ended June 30, 2013 as compared to the same period in 2012 is attributable to the decreased earnings from the mortgage banking segment and was mitigated by favorable increases in net interest income and a decrease in provision for loan loss.

Net income for the six months ended June 30, 2013 totaled $7.2 million or $0.69 diluted earnings per share compared to $7.3 million or $0.71 diluted earnings per share for the same period in 2012. The decrease in earnings for the six months ended June 30, 2013 is attributable to the decreased earnings from the mortgage banking segment. The decrease in mortgage activity was mitigated by favorable increases in net interest income as well as a decrease in provision for loan loss.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $8.1 million for the three months ended June 30, 2013 compared to $7.7 million for the same period in 2012. The increase in net interest income is primarily due to lower funding costs and changes in the composition of earning assets. The annualized yield on earning assets was 4.31% for the quarter ended June 30, 2013 when compared to 4.64% for the quarter ended June 30, 2012. The decrease in the second quarter income on earning assets of $84 thousand is attributable to decreased yields in all interest earning asset categories. A $66.1 million increase in average loans held for investment mitigated the overall reduction in yields from June 2013 to June 2012. The cost of interest-bearing deposits and borrowings decreased from 0.90% for the quarter ended June 30, 2012 to 0.74% for the quarter ended June 30, 2013. Net interest margin was 3.89% for the quarter ended June 30, 2013 compared to 3.98% for the same period in 2012.

Net interest income before the provision for loan losses totaled $16.1 million for the first six months of 2013 compared to $15.6 million for the same period in 2012. The annualized yield on earning assets for the first six months of 2013 was 4.31% compared to 4.64% for the same period in 2012. The cost of interest-bearing deposits and borrowings for the first six months of 2013 was 0.72% compared to 0.94% for the same period in 2012 as all of the segments of deposits and borrowings bore a lower rate of interest in 2013 than in 2012. Net interest margin was 3.81% for the first six months of 2013 compared to 3.95% for the same period in 2012.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended June 30,
	2013 compared to 2012
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$(167)	$(87)	$(80)
Loans held for sale	(81)	(69)	(12)
Loans	323	859	(536)
Interest-bearing deposits	9	8	1
Total increase (decrease) in interest income	84	711	(627)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(15)	(1)	(14)
Money market deposit accounts	(51)	3	(54)
Savings accounts	0	(0)	0
Time deposits	(118)	(10)	(108)
Total interest-bearing deposits	(184)	(8)	(176)
FHLB Advances	(13)	(0)	(13)
Securities sold under agreements to repurchase	(5)	(1)	(4)
Other short-term borrowings	-	-	-
Long-term borrowings	(31)	(16)	(15)
FDIC term note	-	-	-
Subordinated debentures	(3)	-	(3)
Total increase (decrease) in interest expense	(236)	(25)	(211)

Increase (decrease) in net interest income	$320	$736	$(416)

	Six Months Ended June 30,
	2013 compared to 2012
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$(281)	$(92)	$(189)
Loans held for sale	(317)	(120)	(197)
Loans	483	1,626	(1,143)
Interest-bearing deposits	4	11	(7)
Total increase (decrease) in interest income	(111)	1,425	(1,536)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(24)	13	(37)
Money market deposit accounts	(108)	(8)	(100)
Savings accounts	-	(0)	0
Time deposits	(324)	9	(333)
Total interest-bearing deposits	(456)	13	(469)
FHLB Advances	(13)	5	(18)
Securities sold under agreements to repurchase	(6)	0	(6)
Other short-term borrowings	-	-	-
Long-term borrowings	(72)	(36)	(36)
FDIC term note	(98)	(49)	(49)
Subordinated debentures	(7)	-	(7)
Total increase (decrease) in interest expense	(652)	(67)	(585)

Increase (decrease) in net interest income	$541	$1,492	$(951)

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

	June 30, 2013			June 30, 2012
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$94,358	$447	1.90%	$111,277	$614	2.21%
Loans held for sale	49,814	430	3.45%	57,721	511	3.54%
Loans(1)	645,654	8,181	5.07%	579,541	7,858	5.42%
Interest-bearing balances and federal funds sold	38,310	28	0.29%	27,613	19	0.28%
Total interest earning assets	828,136	9,086	4.39%	776,152	9,002	4.64%
Noninterest earning assets:
Cash and due from banks	11,922			9,381
Premises, land and equipment	8,501			8,561
Other assets	14,576			16,123
Less: allowance for loan losses	(12,936)			(11,945)
Total noninterest earning assets	22,063			22,120
Total Assets	$850,200			$798,272

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$62,215	$25	0.16%	$64,481	$40	0.25%
Money market deposit accounts	122,468	73	0.24%	118,984	124	0.42%
Savings accounts	2,499	1	0.18%	2,678	1	0.15%
Time deposits	321,558	867	1.08%	324,856	985	1.21%
Total interest-bearing deposits	508,740	966	0.76%	510,999	1,150	0.90%
Borrowings:
FHLB Advances	17,011	11	0.26%	17,335	24	0.55%
Securities sold under agreements to repurchase and federal funds purchased	23,265	4	0.08%	24,777	9	0.15%
Other short-term borrowings	-	-	0.00%	-	-	0.00%
FHLB Long-term borrowings	-	-	0.00%	3,256	31	3.81%
FDIC Term Note	-	-	0.00%	-	-	0.00%
Subordinated Debentures	6,186	53	3.43%	6,186	56	3.62%
Total borrowings	46,462	68	0.59%	51,554	120	0.93%
Total interest-bearing deposits and borrowings	555,202	1,034	0.74%	562,553	1,270	0.90%
Noninterest-bearing liabilities:
Demand deposits	191,009			136,492
Other liabilities	9,254			10,579
Total liabilities	755,465			709,624
Shareholders' Equity	94,735			88,648
Total Liabilities and Shareholders' Equity:	$850,200			$798,272

Interest Spread(2)			3.64%			3.74%

Net Interest Margin(3)		$8,052	3.89%		$7,732	3.98%

(1)	Loans placed on nonaccrual status are included in loan balances
(2)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Six Months Ended

	June 30, 2013			June 30, 2012
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$100,493	$982	1.95%	$108,882	$1,263	2.32%
Loans held for sale	62,222	1,044	3.36%	68,648	1,361	3.97%
Loans(1)	636,129	16,162	5.08%	573,946	15,679	5.46%
Interest-bearing balances and federal funds sold	48,567	54	0.22%	39,043	50	0.26%
Total interest earning assets	847,411	18,242	4.31%	790,519	18,353	4.64%
Noninterest earning assets:
Cash and due from banks	11,659			9,173
Premises, land and equipment	8,521			8,601
Other assets	14,466			16,438
Less: allowance for loan losses	(12,773)			(11,876)
Total noninterest earning assets	21,873			22,336
Total Assets	$869,285			$812,855

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$73,571	$67	0.18%	$63,362	$91	0.29%
Money market deposit accounts	120,707	162	0.27%	124,673	270	0.43%
Savings accounts	2,472	2	0.16%	2,618	2	0.15%
Time deposits	345,328	1,736	1.01%	343,861	2,060	1.20%
Total interest-bearing deposits	542,078	1,967	0.73%	534,514	2,423	0.91%
Borrowings:
FHLB Advances	11,066	15	0.27%	9,269	28	0.60%
Securities sold under agreements to repurchase and federal funds purchased	26,807	13	0.10%	26,601	19	0.14%
Other short-term borrowings	-	-	0.00%	-	-	0.00%
FHLB Long-term borrowings	-	-	0.00%	4,003	72	3.60%
FDIC Term Note	-	-	0.00%	7,253	98	2.70%
Subordinated Debentures	6,186	106	3.43%	6,186	113	3.65%
Total borrowings	44,059	134	0.61%	53,312	330	1.24%
Total interest-bearing deposits and borrowings	586,137	2,101	0.72%	587,826	2,753	0.94%
Noninterest-bearing liabilities:
Demand deposits	180,045			124,395
Other liabilities	9,562			13,409
Total liabilities	775,744			725,630
Shareholders' Equity	93,541			87,225
Total Liabilities and Shareholders' Equity:	$869,285			$812,855

Interest Spread(2)			3.59%			3.71%

Net Interest Margin(3)		$16,141	3.81%		$15,600	3.95%

(1)	Loans placed on nonaccrual status are included in loan balances
(2)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $8.0 million for the second quarter of 2013 compared to $13.7 million for the same period in 2012. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $7.1 million for the three month period ended June 30, 2013, compared to $14.7 million for the same period of 2012. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended June 30, 2013, the Bank’s mortgage segment originated $171.4 million in mortgage and brokered loans, down from $266.9 million for the same period in 2012. For the three months ended June 30, 2013, other income reflected a gain of $736 thousand, as compared to a $1.2 million loss for the three months ended June 30, 2012, due mainly to a $2.8 million gain relating to hedging activities associated with loans held for sale. Our hedging activities are designed to insulate the net gain on sale margins from movements of interest rates during the mortgage loan origination and delivery process. When losses are recognized on instruments used to hedge interest rate risk, the value of the loans being hedged increase proportionately resulting in higher realized gains on sale income.

Noninterest income was $18.9 million for the first six months of 2013 compared to $25.8 million for the same period in 2012. Gains on the sale of loans totaled $15.0 million for the six month period ended June 30, 2013, compared to $25.7 million for the same period of 2012. During the six months ended June 30, 2013, the Bank’s mortgage segment originated $389.1 million in mortgage and brokered loans, down from $524.1 million for the same period in 2012. For the six months ended June 30, 2013, other income reflected a gain of $3.5 million, as compared to a $213 thousand loss for the six months ended June 30, 2012, due mainly to a $3.9 million gain relating to hedging activities associated with loans held for sale which was partially offset by a $2.0 million loss on derivative activities associated with loans held for sale.

Noninterest Expense

Noninterest expense totaled $10.5 million for the three months ended June 30, 2013, compared to $14.4 million for the same period in 2012, a decrease of $3.9 million. Salaries and employee benefits totaled $6.8 million for the three months ended June 30, 2013, compared to $7.5 million for the same period last year. The decrease in salary and employee benefits is attributable in part to the reduction in the mortgage loan production. Other operating expenses totaled $3.1 million for the three months ended June 30, 2013, compared to $6.4 million for the same period in 2012.

Noninterest expense totaled $23.2 million for the six months ended June 30, 2013, compared to $28.2 million for the same period in 2012, a decrease of $5.0 million. Salaries and employee benefits totaled $14.9 million for the six months ended June 30, 2013, compared to $15.8 million for the same period last year. The decrease in salary and employee benefits is attributable to the decrease in volume related compensation in the mortgage banking segment. Other operating expenses totaled $7.0 million for the six months ended June 30, 2013, compared to $11.1 million for the same period in 2012. This decrease is also primarily due to volume related expenses associated with a decrease in mortgage loan production.

Management fee expense for the Bank’s mortgage division decreased $1.7 million in the first half of 2013 from the first half of 2012 due to the decrease in mortgage division production. Advertising and promotional expense decreased $738 thousand for the six months ended June 30, 2013, compared to the same period in 2012. Provision for losses on mortgage loans sold decreased $1.2 million for the six months ended June 30, 2013 compared to the same period in 2012 due to the decrease in mortgage loan volume.

The table below provides the composition of other operating expenses.

	Six Months Ended June 30,
	2013	2012
	(In Thousands)

Management fees	$1,167	$2,820
Advertising and promotional	915	1,653
Investor fees	530	612
Business and franchise tax	416	361
Provision for losses on mortgage loans sold	388	1,600
Data processing	360	319
Consulting fees	323	242
Accounting and auditing	306	306
FDIC insurance	225	168
Credit report	186	199
Director fees	180	130
Publication and subscription	162	129
Telephone	147	106
Office supplies-stationary print	138	134
Legal fees	124	114
SBA guarantee fee	111	92
Early payoff expense	105	3
Stock option expense	104	132
Regulatory examinations	103	92
Disaster recovery expense	88	85
Verification fees	87	102
Education and training	64	99
Freight and express	54	7
Appraisal fees	34	84
Other settlement fees	27	69
Postage	24	74
Other	632	1,404
	$7,000	$11,136

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At June 30, 2013, overnight interest-bearing balances totaled $35.1 million and unpledged available-for-sale investment securities totaling approximately $33.5 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of June 30, 2013, the portfolio of CDARS and wholesale time deposits totaled $140.8 million compared to $200.1 million and $233.5 million at December 31, 2012 and June 30, 2012, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2013, the Bank had a line of credit with the FHLB totaling $262.5 million and had outstanding $50 million in a short term loan at a fixed rate of 0.19% leaving $212.5 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. In the first quarter of 2012, the Bank paid off the senior unsecured term note guaranteed by the FDIC under the Temporary Liquidity Guarantee program of $30.0 million issued in February 2009. As of June 30, 2013, outstanding repurchase agreements totaled $20.2 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at June 30, 2013, these lines totaled $60.5 million and were available as an additional funding source.

The following table presents the composition of borrowings at June 30, 2013 and December 31, 2012 and for the periods indicated.

Borrowed Funds Distribution

	June 30, 2013	December 31, 2012

	(Dollars In Thousands)
Borrowings:
FHLB advances	$50,000	$45,000
Securities sold under agreements to repurchase and federal funds purchased	20,161	38,091
Subordinated debentures	6,186	6,186
Total at period end	$76,347	$89,277

	June 30, 2013	December 31, 2012

Borrowings:	(Dollars In Thousands)
Average Balances
FHLB advances	$11,066	$11,141
FHLB long-term borrowings	-	3,015
Securities sold under agreements to repurchase and federal funds purchased	26,807	26,744
Subordinated debentures	6,186	6,186
FDIC term note	-	3,607
Total average balance	$44,059	$50,693

Average rate paid on all borrowed funds	0.61%	1.25%

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at June 30, 2013 and December 31, 2012, assuming budgeted growth in the balance sheet. According to the model run for the six month period ended June 30, 2013, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 4.37%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings June 30, 2013	Hypothetical Percentage Change in Earnings December 31, 2012
3.00%	15.34%	15.35%
2.00%	9.94%	10.03%
1.00%	4.37%	4.46%

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

Item 1A. Risk Factors

Except as noted below, there have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Basel III capital framework will require higher levels of capital and liquid assets, which could adversely affect the Corporation’s net income and return on equity.

In July 2013, the federal bank regulatory agencies adopted rules to implement the Basel III capital framework and for calculating risk-weighted assets, as modified by the U.S. federal bank regulators (or the Basel III Capital Rules).

The Basel III Capital Rules, when implemented by the U.S. banking agencies and fully phased-in, represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. These rules will require bank holding companies and their subsidiaries, such as the Corporation and the Bank, to dedicate more resources to capital planning and regulatory compliance, and maintain substantially more capital as a result of higher required capital levels and more demanding regulatory capital risk-weightings and calculations. The rules will also require all banks to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and will likely increase risk-weighted assets at many banking organizations as a result of applying higher risk-weightings to certain types of loans and securities. As a result, we may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, or change the way we manage past-due exposures.

Due to the changes to bank capital levels and the calculation of risk-weighted assets, many banks could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders. Additionally, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios and interest income, in order to focus on retention of earnings to improve capital levels. If the Basel III Capital Rules require the Corporation to access the capital markets in this manner, or similarly limit the Bank’s operations and activities, the Basel III Capital Rules would have a detrimental effect on our net income and return on equity and limit the products and services we provide to our customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the second quarter of 2013 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

April 1 - April 30, 2013	28,919	$12.26	28,919	801,316
May 1 - May 31, 2013	25,177	12.50	25,177	776,139
June 1 - June 30, 2013	7,358	12.50	7,358	768,781
	61,454	$12.39	61,454	768,781

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1.1 to Form 10-Q filed August 15, 2011 (file number 000-49929))
3.2	Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))
4.0	Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation’s total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
10.11+	Termination Agreement between Access National Bank and Charles Wimer, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.11 to Form 10-Q filed August 14, 2012 (file number 000-49929))
10.12+	Termination Agreement between Access National Bank and Dean Hackemer, dated as of March 14, 2013 (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.13+	Employment Agreement between Access National Bank and Michael W. Clarke (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.14+	Employment Agreement between Access National Bank and Robert C. Shoemaker (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.15+	Employment Agreement between Access National Bank and Dean Hackemer (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.16+	Employment Agreement between Access National Bank and Margaret M. Taylor (incorporated by reference to Exhibit 10.16 to Form 10-Q filed May 10, 2013 (file number 000-49929))
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Access National Corporation
(Registrant)

Date: August 9, 2013	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

- 56 -