Form 10-Q
period 2013-09-30
ACCESS NATIONAL CORP
filed 2013-11-08
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of November 7, 2013 was 10,342,795 shares.

Table of Contents
ACCESS NATIONAL CORPORATION
FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets, September 30, 2013 and December 31, 2012	Page 2
	Consolidated Statements of Income, three and nine months ended September 30, 2013 and 2012	Page 3
	Consolidated Statements of Comprehensive Income, three and nine months ended September 30, 2013 and 2012	Page 4
	Consolidated Statements of Changes in Shareholders' Equity, nine months ended September 30, 2013 and 2012	Page 5
	Consolidated Statements of Cash Flows, nine months ended September 30, 2013 and 2012	Page 6
	Notes to Consolidated Financial Statements (Unaudited)	Page 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 49
Item 4.	Controls and Procedures	Page 50

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	Page 50
Item1A.	Risk Factors	Page 51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 52
Item 3.	Defaults Upon Senior Securities	Page 52
Item 4.	Mine Safety Disclosures	Page 52
Item 5.	Other Information	Page 52
Item 6.	Exhibits	Page 53

	Signatures	Page 55

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share and Per Share Data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Cash and due from banks	$9,556	$15,735
Interest-bearing deposits in other banks and federal funds sold	62,221	22,206
Securities:
Securities available-for-sale, at fair value	72,692	35,759
Securities held-to-maturity, at amortized cost (fair value of $15,426 and $45,308)	15,856	44,952
Total investment securities	88,548	80,711

Restricted stock	3,834	4,237
Loans held for sale, at fair value	16,376	111,542
Loans	654,807	616,978
Allowance for loan losses	(13,025)	(12,500)
Net loans	641,782	604,478
Premises and equipment, net	8,401	8,517
Accrued interest receivable	2,254	2,384
Other assets	13,592	14,104
Total assets	$846,564	$863,914

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$215,711	$164,161
Savings and interest-bearing deposits	213,304	187,997
Time deposits	246,309	319,338
Total deposits	675,324	671,496
Other liabilities
Short-term borrowings	64,030	83,091
Subordinated debentures	-	6,186
Other liabilities and accrued expenses	10,792	11,874
Total liabilities	$750,146	$772,647

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,321,858 shares at September 30, 2013 and 10,317,767 shares at December 31, 2012	$8,619	$8,615
Additional paid in capital	16,973	17,155
Retained earnings	72,324	65,404
Accumulated other comprehensive income (loss), net	(1,498)	93
Total shareholders' equity	96,418	91,267
Total liabilities and shareholders' equity	$846,564	$863,914

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and Dividend Income
Interest and fees on loans	$8,262	$8,632	$25,468	$25,672
Interest on deposits in other banks	22	12	76	62
Interest and dividends on securities	457	528	1,439	1,791
Total interest and dividend income	8,741	9,172	26,983	27,525

Interest Expense
Interest on deposits	799	1,089	2,766	3,512
Interest on short-term borrowings	34	20	62	165
Interest on long-term borrowings	-	28	-	100
Interest on subordinated debentures	(3)	56	103	169
Total interest expense	830	1,193	2,931	3,946

Net interest income	7,911	7,979	24,052	23,579
Provision for loan losses	450	150	675	1,340
Net interest income after provision for loan losses	7,461	7,829	23,377	22,239

Noninterest Income
Service fees on deposit accounts	188	150	495	487
Gain on sale of loans	3,179	17,479	18,180	43,161
Mortgage broker fee income	16	16	63	43
Other income	1,696	(4,920)	5,208	(5,133)
Total noninterest income	5,079	12,725	23,946	38,558

Noninterest Expense
Salaries and employee benefits	5,672	8,017	20,540	23,826
Occupancy and equipment	641	711	1,961	1,941
Other operating expenses	2,324	5,336	9,324	16,471
Total noninterest expense	8,637	14,064	31,825	42,238

Income before income taxes	3,903	6,490	15,498	18,559

Income tax expense	1,098	2,358	5,485	7,099
NET INCOME	$2,805	$4,132	$10,013	$11,460

Earnings per common share:
Basic	$0.27	$0.40	$0.97	$1.12
Diluted	$0.27	$0.40	$0.96	$1.11

Average outstanding shares:
Basic	10,306,865	10,271,246	10,312,017	10,236,472
Diluted	10,389,064	10,389,441	10,402,178	10,350,833

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$2,805	$4,132	$10,013	$11,460

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(181)	82	(2,448)	88
Tax effect	63	(30)	857	(32)
Net of tax amount	(118)	52	(1,591)	56

Comprehensive income	$2,687	$4,184	$8,422	$11,516

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share Data)
(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$8,615	$17,155	$65,404	$93	$91,267
Net income	-	-	10,013	-	10,013
Other comprehensive loss	-	-	-	(1,591)	(1,591)
Stock option exercises (65,545 shares)	55	377	-	-	432
Repurchased under share repurchase program (61,454 shares)	(51)	(715)	-	-	(766)
Excess tax benefits from stock based payment arrangements	-	6	-	-	6
Cash dividend	-	-	(3,093)	-	(3,093)
Stock-based compensation expense recognized in earnings	-	150	-	-	150

Balance, September 30, 2013	$8,619	$16,973	$72,324	$(1,498)	$96,418

Balance, December 31, 2011	$8,511	$16,716	$57,529	$59	$82,815
Net income	-	-	11,460	-	11,460
Other comprehensive income	-	-	-	56	56
Stock option exercises (158,918 shares)	133	702	-	-	835
Repurchased under share repurchase program (74,300 shares)	(62)	(708)	-	-	(770)
Cash dividend	-	-	(1,800)	-	(1,800)
Stock-based compensation expense recognized in earnings	-	186	-	-	186

Balance, September 30, 2012	$8,582	$16,896	$67,189	$115	$92,782

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$10,013	$11,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	675	1,340
Provision for losses on mortgage loans sold	388	2,186
Provision for off-balance sheet losses	153	144
Excess tax benefits	6	-
Deferred tax benefit	187	(187)
Stock-based compensation	150	186
Valuation allowance on derivatives	492	(173)
Amortization of premiums and discount accretion on securities, net	297	56
Depreciation and amortization	356	314
Gain on disposal of assets	(1)	-
Decrease (increase) in valuation of loans held for sale carried at fair value	4,153	(675)
Decrease in loans held for sale	91,012	11,790
Decrease (increase) in other assets	1,605	(879)
(Decrease) increase in other liabilities	(2,422)	517
Net cash provided by operating activities	107,064	26,079
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available-for-sale	27,635	45,212
Proceeds from maturities and calls of securities held-to-maturity	30,000	20,000
Purchases of securities available-for-sale	(66,925)	(35,225)
Purchases of securities held-to-maturity	(889)	(44,948)
Net increase in loans	(37,979)	(22,249)
Proceeds from sale of equipment	10	-
Purchases of premises and equipment	(234)	(67)
Net cash used by investing activities	(48,382)	(37,277)
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	76,857	90,762
Decrease in time deposits	(73,030)	(29,994)
Decrease in securities sold under agreement to repurchase	(14,060)	(3,633)
Decrease in other short-term borrowings	(5,000)	(30,000)
Decrease in long-term borrowings	(6,186)	(1,661)
Proceeds from issuance of common stock	432	835
Repurchase of common stock	(766)	(770)
Dividends paid	(3,093)	(1,800)
Net cash provided (used) by financing activities	(24,846)	23,739

Increase in cash and cash equivalents	33,836	12,541
Cash and Cash Equivalents
Beginning	37,941	43,909
Ending	$71,777	$56,450
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,844	$4,284
Cash payments for income taxes	$6,881	$7,581
Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) gain on securities available-for-sale	$(2,448)	$88

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.   The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2012, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first nine months of 2013, the Corporation granted 141,584 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first nine months of 2013 and 2012 was $150 thousand and $186 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of September 30, 2013 was $499,737. The cost is expected to be recognized over a weighted average period of 1.45 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the nine months ended September 30, 2013 and 2012 is presented as follows:

Nine Months Ended
September 30, 2013
Expected life of options granted, in years	4.36
Risk-free interest rate	0.36%
Expected volatility of stock	42%
Annual expected dividend yield	3%

Fair Value of Granted Options	$435,035
Non-Vested Options	233,477

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value
Outstanding at beginning of year, in years	274,800	$7.72	2.59	$1,450,016
Granted	141,584	15.31	4.36	-
Exercised	(65,545)	6.58	0.72	499,741
Lapsed or Canceled	(16,654)	$8.51	1.98	$-

Outstanding at September 30, 2013	334,185	$11.12	3.14	$1,200,435

Exercisable at September 30, 2013	100,708	$7.30	1.44	$701,250

Nine Months Ended
September 30, 2012
Expected life of options granted, in years	4.35
Risk-free interest rate	0.39%
Expected volatility of stock	43%
Annual expected dividend yield	2%

Fair value of granted options	$330,326
Non-vested options	227,500

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value
Outstanding at beginning of year, in years	385,450	$6.04	1.63	$1,064,115
Granted	107,100	9.32	4.35	-
Exercised	(158,918)	5.26	0.02	922,767
Lapsed or canceled	(12,082)	$6.17	1.57	$-

Outstanding at September 30, 2012	321,550	$7.52	2.61	$1,975,545

Exercisable at September 30, 2012	94,050	$6.18	1.18	$703,536

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at September 30, 2013 and December 31, 2012. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	September 30, 2013
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	(Losses)	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$36,034	$1	$(1,338)	$34,697
Mortgage backed securities	27,695	71	(917)	26,849
Corporate bonds	6,018	103	(118)	6,003
Other AFS	3,750	-	(33)	3,717
CRA mutual fund	1,500	-	(74)	1,426
Total	$74,997	$175	$(2,480)	$72,692

Held-to-maturity:
U.S. Government agencies	$14,982	$5	$(388)	$14,599
Municipals - non taxable	874	-	(47)	827
Total	$15,856	$5	$(435)	$15,426

	December 31, 2012
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	(Losses)	Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$15,000	$16	$-	$15,016
Mortgage backed securities	15,103	100	(26)	15,177
Corporate bonds	4,012	92	(25)	4,079
CRA mutual fund	1,500	-	(13)	1,487
Total	$35,615	$208	$(64)	$35,759

Held-to-maturity:
U.S. Government agencies	$44,952	$356	$-	$45,308
Total	$44,952	$356	$-	$45,308

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of September 30, 2013 and December 31, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	September 30, 2013		December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies:
Due after one through five years	$4,373	$4,350	$5,000	$5,003
Due after five through ten years	23,998	22,922	5,000	5,008
Due after ten through fifteen years	4,228	4,230	5,000	5,005
Due after fifteen years	3,434	3,195	-	-
Mortgage backed securities:
Due after five through ten years	5,755	5,606	3,696	3,745
Due after ten through fifteen years	18,577	17,942	10,918	10,893
Due after fifteen years	3,364	3,301	489	539
Corporate bonds:
Due after one through five years	4,011	4,114	4,012	4,079
Due after five through ten years	2,007	1,889	-	-
Other-AFS:
Due after five through ten years	1,000	1,000	-	-
Due after fifteen years	2,750	2,717	-	-
CRA Mutual Fund	1,500	1,426	1,500	1,487
Total	$74,997	$72,692	$35,615	$35,759

Held-to-maturity:
U.S. Government agencies:
Due after one through five years	$4,998	$5,002	$24,981	$25,085
Due after five through ten years	5,000	5,001	5,000	5,175
Due after ten through fifteen years	4,984	4,596	14,971	15,048
Municipals non-taxable:
Due after ten through fifteen years	874	827	-	-
Total	$15,856	$15,426	$44,952	$45,308

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $62.7 million at September 30, 2013 and $60.7 million at December 31, 2012.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at September 30, 2013 and December 31, 2012 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
September 30, 2013	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$22,605	$(911)	$934	$(6)	$23,539	$(917)
U.S. Government agencies	30,467	(1,338)	-	-	30,467	(1,338)
Other AFS	2,717	(33)	-	-	2,717	(33)
Corporate bonds	1,889	(118)	-	-	1,889	(118)
CRA Mutual fund	1,426	(74)	-	-	1,426	(74)
Total	$59,104	$(2,474)	$934	$(6)	$60,038	$(2,480)

Investment securities held-to-maturity:

U.S. Government agencies	$4,596	$(388)	$-	$-	$4,596	$(388)
Municipals - non taxable	827	(47)	-	-	827	(47)
Total	$5,423	$(435)	$-	$-	$5,423	$(435)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
December 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$6,361	$(26)	$-	$-	$6,361	$(26)
Corporate bonds	-	-	1,967	(25)	1,967	(25)
CRA Mutual fund	1,487	(13)	-	-	1,487	(13)
Total	$7,848	$(39)	$1,967	$(25)	$9,815	$(64)

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

U.S. Government agencies
The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. On September 30, 2013, one held-to-maturity security had an unrealized loss of $388,355 while eight available for sale securities has unrealized losses of $1,337,722. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. As the securities are obligations of government agencies, it is the Corporation’s intent to hold these securities until a market price recovery or maturity, and it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Corporate bonds
The Corporation’s unrealized losses on corporate obligations were caused by interest rate fluctuations. At September 30, 2013, one security had an unrealized loss of $118,284. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Mortgage-backed
The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At September 30, 2013, seven securities had unrealized losses of $916,779. As these securities are Ginnie Mae and government sponsored entity securities backed by the United States Government, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund
The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At September 30, 2013, this one security had an unrealized loss of $73,503. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Other Securities
The Corporation’s unrealized loss on its other investments was caused by interest rate fluctuations. At September 30, 2013, one security had an unrealized loss of $32,543. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Municipal
The Corporation’s unrealized loss on its held to maturity municipal investment was caused by interest rate fluctuations. At September 30, 2013, this one security had an unrealized loss of $46,655. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock. The amortized costs of the restricted stock as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(In Thousands)
Restricted Stock:
Federal Reserve Bank stock	$999	$999
FHLB stock	2,835	3,238
	$3,834	$4,237

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at September 30, 2013 and December 31, 2012:

	Composition of Loan Portfolio
	September 30, 2013		December 31, 2012
(Dollars In Thousands)	Amount	Percentage of Total	Amount	Percentage of Total

Commercial real estate-owner occupied	$191,929	29.31%	$182,655	29.60%
Commercial real estate-non owner occupied	95,011	14.51	107,213	17.38
Residential real estate	166,600	25.44	144,521	23.43
Commercial	160,085	24.45	149,389	24.21
Real estate construction	36,256	5.54	30,038	4.87
Consumer	4,926	0.75	3,162	0.51
Total loans	$654,807	100.00%	$616,978	100.00%
Less allowance for loan losses	13,025		12,500
	$641,782		$604,478

Unearned income and net deferred loan fees and costs totaled $1.6 and $1.7 million at September 30, 2013 and December 31, 2012, respectively. Loans pledged to secure borrowings at the FHLB totaled $229.2 million and $215.4 million at September 30, 2013 and December 31, 2012, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $13.0 million at September 30, 2013 compared to $12.5 million at year end December 31, 2012. The allowance for loan losses was equivalent to 1.99% and 2.03% of total loans held for investment at September 30, 2013 and December 31, 2012, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

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

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Commercial real	Commercial real
	estate - owner	estate - non-owner	Residential		Real estate
Three months ended September 30, 2013	occupied	occupied	real estate	Commercial	construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$4,074	$1,824	$3,220	$3,048	$790	$51	$13,007
Charge-offs	-	-	(46)	(430)	-	-	(476)
Recoveries	-	23	17	4	-	-	44
Provisions	(256)	43	123	562	(69)	47	450
Ending Balance	$3,818	$1,890	$3,314	$3,184	$721	$98	$13,025
Nine months ended September 30, 2013
Allowance for credit losses:
Beginning Balance	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Charge-offs	-	-	(46)	(430)	-	-	(476)
Recoveries	-	194	95	24	-	13	326
Provisions	117	(477)	341	562	111	21	675
Ending Balance	$3,818	$1,890	$3,314	$3,184	$721	$98	$13,025

	Commercial real	Commercial real
	estate - owner	estate - non-owner	Residential		Real estate
Three months ended September 30, 2012	occupied	occupied	real estate	Commercial	construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,720	$2,177	$2,616	$2,897	$555	$66	$12,031
Charge-offs	(227)	(103)	(75)	-	-	1	(404)
Recoveries	-	70	165	19	-	17	271
Provisions	236	(14)	95	(173)	13	(7)	150
Ending Balance	$3,729	$2,130	$2,801	$2,743	$568	$77	$12,048
Nine months ended September 30, 2012
Allowance for credit losses:
Beginning Balance	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738
Charge-offs	(429)	(103)	(569)	(694)	-	(34)	(1,829)
Recoveries	-	126	394	261	-	18	799
Provisions	524	360	102	155	145	54	1,340
Ending Balance	$3,729	$2,130	$2,801	$2,743	$568	$77	$12,048

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

	Recorded Investment in Loans

	Commercial	Commercial
	real estate -	real estate -
	owner	non-owner	Residential		Real estate
September 30, 2013	occupied	occupied	real estate	Commercial	construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,818	$1,890	$3,314	$3,184	$721	$98	$13,025
Ending balance: individually evaluated for impairment	$53	$-	$45	$-	$-	$-	$98
Ending balance: collectively evaluated for impairment	$3,765	$1,890	$3,269	$3,184	$721	$98	$12,927
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$191,929	$95,011	$166,600	$160,085	$36,256	$4,926	$654,807
Ending balance: individually evaluated for impairment	$-	$-	$1,226	$1,676	$-	$-	$2,902
Ending balance: collectively evaluated for impairment	$191,929	$95,011	$165,374	$158,409	$36,256	$4,926	$651,905
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

	Commercial	Commercial
	real estate -	real estate -
	owner	non-owner	Residential		Real estate
December 31, 2012	occupied	occupied	real estate	Commercial	construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Ending balance: individually evaluated for impairment	$98	$-	$230	$277	$-	$-	$605
Ending balance: collectively evaluated for impairment	$3,603	$2,173	$2,694	$2,751	$610	$64	$11,895
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$182,655	$107,213	$144,521	$149,389	$30,038	$3,162	$616,978
Ending balance: individually evaluated for impairment	$370	$-	$922	$1,937	$-	$-	$3,229
Ending balance: collectively evaluated for impairment	$182,285	$107,213	$143,599	$147,452	$30,038	$3,162	$613,749
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at September 30, 2013 or December 31, 2012. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of September 30, 2013 and December 31, 2012 is shown below.

	Credit Quality Indicators

Credit Risk Profile by Regulatory Risk Rating

	Commercial real estate -		Commercial real estate -						Real Estate
	owner occupied		non-owner occupied		Residential Real Estate		Commercial		Construction		Consumer		Totals
	9/30/13	12/31/12	9/30/13	12/31/12	9/30/13	12/31/12	9/30/13	12/31/12	9/30/13	12/31/12	9/30/13	12/31/12	9/30/13	12/31/12
	(In Thousands)
Pass	$175,430	$159,413	$87,493	$100,443	$160,540	$138,388	$145,212	$130,885	$36,408	$30,202	$4,926	$3,162	$610,009	$562,493
Special mention	5,157	11,897	2,488	2,402	3,576	3,902	7,871	12,225	-	-	-	-	19,092	30,426
Substandard	11,796	11,852	5,352	4,725	2,704	2,420	7,413	6,724	-	-	-	-	27,265	25,721
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(454)	(507)	(322)	(357)	(220)	(189)	(411)	(445)	(152)	(164)	-	-	(1,559)	(1,662)
Total	$191,929	$182,655	$95,011	$107,213	$166,600	$144,521	$160,085	$149,389	$36,256	$30,038	$4,926	$3,162	$654,807	$616,978

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

Credit Risk Profile Based on Payment Activity

	Commercial real estate -		Commercial real estate -
	owner occupied		non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	9/30/13	12/31/12	9/30/13	12/31/12	9/30/13	12/31/12	9/30/13	12/31/12	9/30/13	12/31/12	9/30/13	12/31/12	9/30/13	12/31/12
	(In Thousands)
Performing	$191,929	$182,655	$95,011	$107,213	$165,374	$143,599	$158,409	$147,568	$36,256	$30,038	$4,926	$3,162	$651,905	$614,235
Non-performing	-	-	-	-	1,226	922	1,676	1,821	-	-	-	-	2,902	2,743
Total	$191,929	$182,655	$95,011	$107,213	$166,600	$144,521	$160,085	$149,389	$36,256	$30,038	$4,926	$3,162	$654,807	$616,978

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of September 30, 2013 and December 31, 2012. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	September 30, 2013
	30-59 Days	60-89 Days	Greater than	Total Past	Non-accrual	Current	Total
	Past Due	Past Due	90 Days	Due	Loans	Loans	Loans

	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$191,929	$191,929
Commercial real estate - non-owner occupied	-	-	-	-	-	95,011	95,011
Residential real estate	-	-	-	-	1,226	165,374	166,600
Commercial	-	-	-	-	1,676	158,409	160,085
Real estate construction	-	-	-	-	-	36,256	36,256
Consumer	-	-	-	-	-	4,926	4,926
Total	$-	$-	$-	$-	$2,902	$651,905	$654,807

	December 31, 2012
	30-59 Days	60-89 Days	Greater than	Total Past	Non-accrual	Current	Total
	Past Due	Past Due	90 Days	Due	Loans	Loans	Loans

	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$182,655	$182,655
Commercial real estate - non-owner occupied	-	-	-	-	-	107,214	107,214
Residential real estate	-	-	-	-	922	143,600	144,522
Commercial	-	-	-	-	1,821	147,568	149,389
Real estate construction	-	-	-	-	-	30,038	30,038
Consumer	-	-	-	-	-	3,160	3,160
Total	$-	$-	$-	$-	$2,743	$614,235	$616,978

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

One residential real estate loan totaling $206 thousand was modified in connection with a troubled debt restructuring during the nine month period ended September 30, 2013. The modification granted the borrower reduced payments for a period of one year. There were no material financial effects as a direct result of this modification. No loans were modified in connection with a troubled debt restructuring during the three month period ended September 30, 2013.

No loans were modified during the first and second quarter of 2012 in connection with a trouble debt restructuring. One loan totaling $370 thousand was modified in the third quarter of 2012 due to a bankruptcy order. The modification as prescribed by the courts granted the borrower a reduction in the interest rate being charged. The financial effects of this modification was not deemed material.  There was one commercial loan previously restructured in 2011 with a recorded balance of $95,990 that subsequently defaulted in the nine month period ended September 30, 2012. No payment defaults occurred during the three month period ended September 30, 2012 for loans restructured within 12 months prior to that date.

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payment applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the three and nine month periods ended September 30, 2013 and 2012.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below shows the results of management’s analysis of impaired loans as of September 30, 2013 and December 31, 2012.

	Impaired Loans
	September 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	principal	Related	Recorded	principal	Related
	investment	balance	allowance	investment	balance	allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	885	979	-	-	-	-
Commercial	1,758	2,172	-	154	165	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	365	365	53	370	370	98
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	340	452	45	922	1,068	230
Commercial	-	-	-	1,783	2,099	277
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	365	365	53	370	370	98
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	1,225	1,431	45	922	1,068	230
Commercial	1,758	2,172	-	1,937	2,264	277
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$3,348	$3,968	$98	$3,229	$3,702	$605

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

	Average Recorded	Average Recorded	Average Recorded	Average Recorded
	Investment	Investment	Investment	Investment

Commercial real estate - owner occupied	$365	$-	$367	$-
Commercial real estate - non-owner occupied	-	614	-	1,333
Residential real estate	1,399	1,970	1,406	2,283
Commercial	2,070	1,050	2,129	1,268
Real estate construction	-	-	-	-
Consumer	-	-	-	-
Total	$3,834	$3,634	$3,902	$4,884
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

The “Other” column in the following table includes the operations of the Corporation, Access Real Estate, and ACM. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expenses relate to costs incurred by the Corporation in connection with its annual audits and directors fees.  The primary source of income for Access Real Estate is derived from rents received from the Bank.  ACM’s primary source of income is derived from fees related to its wealth management services.

The following table presents segment information for the three months ended September 30, 2013 and 2012:

	Commercial	Mortgage			Consolidated
September 30, 2013	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,630	$264	$2	$(155)	$8,741
Gain on sale of loans	926	2,253	-	-	3,179
Other revenues	546	1,041	678	(365)	1,900
Total revenues	10,102	3,558	680	(520)	13,820

Expenses:
Interest expense	833	54	98	(155)	830
Salaries and employee benefits	2,774	2,622	276	-	5,672
Other expenses	2,127	932	721	(365)	3,415
Total operating expenses	5,734	3,608	1,095	(520)	9,917

Income (loss) before income taxes	$4,368	$(50)	$(415)	$-	$3,903

Total assets	$819,143	$28,325	$9,167	$(10,071)	$846,564

	Commercial	Mortgage			Consolidated
September 30, 2012	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,967	$819	$3	$(617)	$9,172
Gain on sale of loans	-	17,479	-	-	17,479
Other revenues	687	(5,492)	522	(471)	(4,754)
Total revenues	9,654	12,806	525	(1,088)	21,897

Expenses:
Interest expense	1,158	494	159	(617)	1,194
Salaries and employee benefits	2,829	4,887	301	-	8,017
Other expenses	1,931	4,107	629	(471)	6,196
Total operating expenses	5,918	9,488	1,089	(1,088)	15,407

Income (loss) before income taxes	$3,736	$3,318	$(564)	$-	$6,490

Total assets	$776,213	$89,337	$11,007	$(27,209)	$849,348

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information for the nine months ended September 30, 2013 and 2012:

	Commercial	Mortgage			Consolidated
September 30, 2013	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$26,528	$1,308	$9	$(862)	$26,983
Gain on sale of loans	926	17,253	-	-	18,179
Other revenues	1,931	3,199	1,824	(1,188)	5,766
Total revenues	29,385	21,760	1,833	(2,050)	50,928

Expenses:
Interest expense	2,836	556	401	(862)	2,931
Salaries and employee benefits	8,552	11,220	768	-	20,540
Other expenses	5,604	5,340	2,204	(1,188)	11,960
Total operating expenses	16,992	17,116	3,373	(2,050)	35,431

Income (loss) before income taxes	$12,393	$4,644	$(1,540)	$-	$15,497

Total assets	$819,143	$28,325	$9,167	$(10,071)	$846,564

	Commercial	Mortgage			Consolidated
September 30, 2012	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$26,971	$2,179	$8	$(1,633)	$27,525
Gain on sale of loans	-	43,161	-	-	43,161
Other revenues	2,005	(6,863)	1,651	(1,396)	(4,603)
Total revenues	28,976	38,477	1,659	(3,029)	66,083

Expenses:
Interest expense	3,817	1,287	476	(1,634)	3,946
Salaries and employee benefits	8,474	14,433	919	-	23,826
Other expenses	6,207	12,892	2,048	(1,395)	19,752
Total operating expenses	18,498	28,612	3,443	(3,029)	47,524

Income (loss) before income taxes	$10,478	$9,865	$(1,784)	$-	$18,559

Total assets	$776,213	$89,337	$11,007	$(27,209)	$849,348

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2013 and 2012, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$2,805	$4,132
Weighted average shares outstanding	10,306,865	10,271,246

Basic earnings per share	$0.27	$0.40

DILUTED EARNINGS PER SHARE:
Net income	$2,805	$4,132
Weighted average shares outstanding	10,306,865	10,271,246
Dilutive stock options	82,199	118,195
Weighted average diluted shares outstanding	10,389,064	10,389,441

Diluted earnings per share	$0.27	$0.40

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$10,013	$11,460
Weighted average shares outstanding	10,312,017	10,236,472

Basic earnings per share	$0.97	$1.12

DILUTED EARNINGS PER SHARE:
Net income	$10,013	$11,460
Weighted average shares outstanding	10,312,017	10,236,472
Dilutive stock options	90,161	114,361
Weighted average diluted shares outstanding	10,402,178	10,350,833

Diluted earnings per share	$0.96	$1.11

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

At September 30, 2013 and December 31, 2012, the Bank had derivative financial instruments with a notional value of $49.8 million and $217.4 million, respectively. The fair value of these derivative instruments at September 30, 2013 and December 31, 2012 was ($27) thousand and $465 thousand, respectively, and was included in other assets and other liabilities.

Included in other noninterest income for the nine months ended September 30, 2013 and September 30, 2012 was a net loss of $995 thousand and a net loss of $243 thousand, respectively, relating to derivative instruments.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. The provisions of ASU 2013-02 are effective for periods beginning after December 15, 2012, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance had no impact to the consolidated financial statements as the Corporation did not have any reclassifications out of accumulated other comprehensive income during the first nine months of 2013.

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

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of September 30, 2013 and December 31, 2012, are summarized below:

	Fair Value Measurement
	at September 30, 2013 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring	(In Thousands)
Available-for-sale investment securities
US Government agency	$34,697	$-	$34,697	$-
Mortgage backed	26,849	-	26,849	-
Corporate bonds	6,003	-	6,003	-
Other AFS	3,717	-	3,717	-
CRA Mutual fund	1,426	-	1,426	-
Total available-for-sale investment securities	72,692	-	72,692	-

Residential loans held for sale	16,376	-	16,376	-
Derivative assets	640	-	-	640
Total Financial Assets-Recurring	$89,708	$-	$89,068	$640

Financial Liabilities-Recurring
Derivative liabilities	$667	$-	$-	$667
Total Financial Liabilities-Recurring	$667	$-	$-	$667

Financial Assets-Non-Recurring
Impaired loans (1)	$2,902	$-	$-	$2,902
Total Financial Assets-Non-Recurring	$2,902	$-	$-	$2,902

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

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between Level 1 and Level 2 during the nine month periods ended September 30, 2013 and 2012.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended September 30,
	2013	2012
	(In Thousands)
Balance, beginning of period	$795	$837
Realized and unrealized losses included in earnings	(822)	(725)
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$(27)	$112

NOTE 9 - FAIR VALUE (Continued)

	Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Balance, beginning of period	$465	$(61)
Realized and unrealized gains (losses) included in earnings	(492)	173
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$(27)	$112

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at September 30, 2013:

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$640	Market pricing (3)	Estimated pullthrough	75% - 90%
Derivative liabilities	$667	Market pricing (3)	Estimated pullthrough	75% - 90%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$1,676	Appraisal of collateral (1)	Liquidation expenses (2)	20% - 30%
Impaired loans - Non-real estate secured	$1,226	Cash flow basis	Liquidation expenses (2)	10% - 20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.

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

NOTE 9 - FAIR VALUE (Continued)

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at September 30, 2013, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$16,376	$697	$15,679

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

At September 30, 2013 and December 31, 2012, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$71,777	$71,777	$37,941	$37,941
Securities available-for-sale	72,692	72,692	35,759	35,759
Securities held-to-maturity	15,856	15,426	44,952	45,308
Restricted stock	3,834	3,834	4,237	4,237
Loans, net of allowance	658,158	654,106	716,020	742,255
Derivatives	640	640	1,091	1,091
Total financial assets	$822,957	$818,475	$840,000	$866,591

Financial liabilities:
Deposits	$675,324	$619,718	$671,496	$650,619
Short-term borrowings	64,030	64,012	83,091	83,515
Subordinated debentures	—	—	6,186	6,187
Derivatives	667	667	626	626
Total financial liabilities	$740,021	$684,397	$761,399	$740,947

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $40.2 million and $9.7 million in outstanding commitments at September 30, 2013 and December 31, 2012, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $179.9 million and $174.8 million in unfunded lines of credit whose contract amounts represent credit risk at September 30, 2013 and December 31, 2012, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $3.6 million and $6.4 million at September 30, 2013 and December 31, 2012, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At September 30, 2013 and December 31, 2012 the balance in this account totaled $636 thousand and $483 thousand, respectively.

The mortgage division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The mortgage division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At September 30, 2013 and December 31, 2012, the balance in this reserve totaled $4.6 million and $4.4 million, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The following table shows the changes to the allowance for losses on mortgage loans sold.

	Nine Months ended September30,		Year ended
	2013	2012	December 31, 2012
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$4,376	$2,616	$2,616
Provision charged to operating expense	388	2,186	2,510
Recoveries	-	-	-
Charge-offs	(119)	-	(750)
Allowance for losses on mortgage loans sold - end of period	$4,645	$4,802	$4,376

NOTE 11 – TRUST PREFERRED SECURITIES

On July 8, 2013, the Corporation redeemed its Floating Rate Capital Securities (Preferred) and its Floating Rate Common Securities (Common) with shareholders in the amount of $6.1 million and $187.6 thousand, respectively. Included in the redemption values were interest payments in the amounts of $52,736 and $1,635 for the Preferred and Common shareholders, respectively.

NOTE 12 – CLOSING OF MORTGAGE PRODUCTION BRANCH

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

NOTE 12 – CLOSING OF MORTGAGE PRODUCTION BRANCH (Continued)

In order to evaluate the impact of this change on the overall Corporation’s financial performance, condensed consolidated pro forma financial statements are presented below. The pro forma information is presenting results as if the Branch, which closed in the second quarter of 2013, had not been in existence during the nine month periods ending September 30, 2013 and 2012. The adjustment for Branch closure does not reflect indirect overhead reductions management has made on a go-forward basis.

	Access National Corporation
	Condensed Consolidated Statement of Income
	Nine Months Ended September 30, 2013
	(In Thousands, Except for Share Data)
	As Reported	Adjustment for Mortgage Production Branch Closure	Pro Forma Totals
Interest and dividend income	$26,983	$(1,177)	$25,806

Interest expense	2,931	-	2,931

Net interest income	24,052	(1,177)	22,875
Provision for loan losses	675	-	675
Net interest income after provision for loan losses	23,377	(1,177)	22,200

Noninterest income	23,946	(3,193)	20,753

Noninterest expense	31,825	(2,557)	29,268

Income before income taxes	15,498	(1,813)	13,685

Provision for income taxes	5,485	(707)	4,778

Net income	$10,013	$(1,107)	$8,906

Earnings per common share:
Basic	$0.97	$(0.11)	$0.86
Diluted	$0.96	$(0.11)	$0.85

Average outstanding shares:
Basic	10,312,017	-	10,312,017
Diluted	10,402,178	-	10,402,178

NOTE 12 – CLOSING OF MORTGAGE PRODUCTION BRANCH (Continued)

	Access National Corporation
	Condensed Consolidated Statement of Income
	Nine Months Ended September 30, 2012
	(In Thousands, Except for Share Data)
	As Reported	Adjustment for Mortgage Production Branch Closure	Pro Forma Totals
Interest and dividend income	$27,525	$(855)	$26,670

Interest expense	3,946	-	3,946

Net interest income	23,579	(855)	22,724
Provision for loan losses	1,340	-	1,340
Net interest income after provision for loan losses	22,239	(855)	21,384

Noninterest income	38,558	(14,212)	24,346

Noninterest expense	42,238	(9,764)	32,474

Income before income taxes	18,559	(5,303)	13,256

Provision for income taxes	7,099	(2,068)	5,031

Net income	$11,460	$(3,235)	$8,225

Earnings per common share:
Basic	$1.12	$(0.32)	$0.80
Diluted	$1.11	$(0.31)	$0.80

Average outstanding shares:
Basic	10,236,472	-	10,236,472
Diluted	10,350,833	-	10,350,833

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any future period.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity.  At September 30, 2013, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio.  The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary.  Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to net income is recognized.  At September 30, 2013, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At September 30, 2013, the Corporation’s assets totaled $846.6 million, compared to $863.9 million at December 31, 2012, a decrease of $17.3 million.  Lower activity in the mortgage segment fueled by an increase in interest rates caused loans held for sale to decrease $95.2 million.  This decrease in loans held for sale was positively offset by an increase in interest-bearing balances of $40.0 million as well as growth in the loans held for investment within the commercial banking segment of $37.8 million. The increase in loans held for investment at September 30, 2013 in comparison with December 31, 2012 is primarily attributable to a $10.7 million or 7.2% growth in commercial loans, a $22.1 million or 15.3% increase in residential real estate loans, and a $6.2 million or 20.7% increase in real estate construction loans.  This growth was after accounting for a reduction in the portfolio due to sales of Small Business Administration (SBA) Guaranteed loans totaling $10.6 million.  At September 30, 2013, loans secured by real estate collateral comprised 74.8% of our total loan portfolio, with loans secured by commercial real estate contributing 43.8% of our total loan portfolio, loans secured by residential real estate contributing 25.4% and real estate construction loans contributing 5.5%.  Loans held for sale totaled $16.4 million at September 30, 2013, compared to $111.5 million at December 31, 2012.  Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market.  Deposits totaled $675.3 million at September 30, 2013, compared to $671.5 million at December 31, 2012, up $3.8 million.  Management has utilized CDARS reciprocal balances and brokered deposits as a cost effective way to fund certain asset portfolio classes, namely the loans held for sale and the investment portfolio.  With the overall reduction in mortgage banking activity during the first half of 2013, management’s utilization of CDARS reciprocal balances and brokered deposits was reduced as noted by a $57.2 million decrease in those balances.  Noninterest-bearing deposits increased $51.5 million from $164.2 million at December 31, 2012 to $215.7 million at September 30, 2013, while savings and interest-bearing deposits increased $25.3 million from $187.6 at December 31, 2012 to $212.9 million at September 30, 2013.  Offsetting these increases was a decrease in time deposits of $15.8 million from December 31, 2012 to September 30, 2013.

Net income for the third quarter of 2013 totaled $2.8 million compared to $4.1 million for the same period in 2012.  Earnings per diluted share were $0.27 for the third quarter of 2013, compared to $0.40 per diluted share in the same period of 2012.  The third quarter of 2013 reflects a 17% increase in banking segment pretax earnings in comparison to the third quarter of 2012.  Mortgage loan origination volume for the three month period ended September 30, 2013 decreased $181.2 million in comparison with the same period in 2012.   This decreased volume as well as the rise in current interest rates led to the $15.2 million decrease in the mortgage segment’s gain on sale of loans when comparing the three month period ending September 2013 to the same period ending September 2012 and lead to the mortgage segment reporting near break-even performance for the third quarter 2013.  To blunt the adverse impact of a mortgage segment in transition, the commercial banking segment elected to sell $10.6 million in SBA Guaranteed loans providing a gain on sale of loans before tax of $926 thousand for the banking segment in the third quarter 2013.  The decreased income on loans held for sale in the mortgage segment was favorably offset by a $2.3 million reduction in salaries and employee benefits, a $1.1 million reduction in management fees related to the production of loans, a $586 thousand reduction in provision for loan losses on mortgage loans sold due to the decreased mortgage loan volume, and a $631 thousand reduction in advertising expenses when comparing the three month period ended September 2013 to the same period in 2012.  Also mitigating the impact of the reduced loan volume was the gain on hedging activity of $1.2 million in the third quarter of 2013 compared to the $3.5 million loss for the same period in 2012.

Net income for the nine months ended September 30, 2013 totaled $10.0 million compared to $11.5 million for the same period in 2012.  Earnings per diluted share were $0.96 for the first nine months of 2013, compared to $1.11 per diluted share in the same period of 2012.  Even with a $315.7 million decrease in loan origination volume for the nine month period ended September 30, 2013 in comparison with the same period in 2012, net income remained stable.   This decreased volume as well as the rise in current interest rates led to the $25.9 million decrease in gain on sale of loans for the mortgage segment when comparing the nine month period ending September 2013 to the same period ending September 2012.    The decreased income on loans held for sale was favorably offset by a $3.3 million reduction in salaries and employee benefits, a $2.7 million reduction in management fees related to the production of loans, a $1.8 million reduction in provision for loan losses on mortgage loans sold due to the decreased mortgage loan volume, and a $1.4 million reduction in advertising expenses when comparing the nine month period ended September 2013 to the same period in 2012.  Also mitigating the impact of the reduced loan volume was the gain on hedging activity of $4.1 million in 2013 compared to the $6.7 million loss for the same period in 2012.

Non-performing assets (“NPA”) totaled $2.9 million, or 0.34%, of total assets at September 30, 2013, up from $2.7 million, or 0.32%, of total assets at December 31, 2012.  NPA are comprised solely of non-accrual loans at September 30, 2013.

As noted in Note 12 of the consolidated financial statements, management closed its Mortgage Production Branch (Branch) located in Denver, Colorado.  The Branch ceased taking loan applications during April 2013 with all obligations and activities terminated as of April 30, 2013.  The closure has reduced mortgage banking revenue beginning in the second quarter of 2013 and will continue to impact future periods.  Management did not incur any operating losses associated with the closure process and expects the continuing mortgage segment to be a profitable and meaningful contributor to consolidated earnings.

In order to evaluate the impact of this change on the overall Corporation’s financial performance, condensed consolidated pro forma financial statements have been presented in Note 12 of the consolidated financial statements.  The pro forma information is presenting results as if the Branch, which closed in the second quarter of 2013, had not been in existence for the first three quarters of 2013 and 2012.  The adjustment for the Branch closure does not reflect indirect overhead reductions management has made or will continue to make on a go-forward basis.

We believe the economic recovery is continuing to strengthen and the labor market is improving.  The U.S. Bureau of Labor Statistics reported an increase in labor productivity in the nonfarm business sector for September 2013. The unemployment rate for Fairfax County, Virginia was 4.1% compared to 5.6% for the state of Virginia at the end of August 2013 and 7.2% for the nation at the end of September 2013.  Information reviewed at the Federal Open Market Committee’s September 2013 meeting suggested economic activity was expanding at a modest pace during the first three quarters of 2013 with indicators of labor market conditions improving. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio.  Recent upward movement in long-term interest rates during the second and third quarters of 2013 has slowed the loan origination volume for refinances and caused the investment portfolio to incur negative market adjustments on its available-for-sale securities.   The Corporation’s net interest margin for the three months ended September 30, 2013 decreased to 3.88% from the September 30, 2012 percentage of 3.95% as a result of the decrease in yields in the securities and loans held for investment interest earning asset segments.  While there is no certainty to the magnitude of any impact, the continued extended period of low short-term interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

While the economy continues to show signs of improvement with unemployment rates declining, and we are beginning to see price appreciation in the local residential real estate market, there is no guarantee that these positive trends will continue.  As such, we remain cautious as to the macro-economic risks, many openly identified by the Federal Open Market Committee, including persistently high rates of unemployment and underemployment, adverse impact of the higher Federal Tax Rates, automatic reductions of Federal Expenditures that became effective beginning in the first quarter of 2013, and the federal government shut-down which curtailed most routine operations beginning October 1, 2013 and running through October 16, 2013.  As a consequence, we have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 – 2009.  In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile:  business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses.

With the aforementioned macro-economic uncertainty, we are finding most desirable clients and prospects carrying higher cash reserves and wary of increasing debt loads.  These behaviors in our target market have elevated the levels of our short-term deposit balances while loan balance growth is muted by tepid utilization of loan commitments.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, a CRA mutual fund, and other available-for-sale securities as well as a non-taxable municipal bond.  The portfolio does not have any non-agency mortgage backed securities or trust preferred securities.

At September 30, 2013 the fair value of the securities portfolio totaled $88.1 million, compared to $81.1 million at December 31, 2012. Included in the fair value totals are held-to-maturity securities with an amortized cost of $15.9 million (fair value of $15.4 million) and $45.0 million (fair value of $45.3 million) at September 30, 2013 and December 31, 2012, respectively.  Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock.  These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market.  Restricted stock is carried at cost on the Corporation’s financial statements.  Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans.  All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller.  The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”.   Loans totaled $654.8 million at September 30, 2013 compared to $617.0 million at December 31, 2012, an increase of $37.8 million or 6.1%. As mentioned earlier, the Corporation sold $10.6 million in SBA Guaranteed loans in the third quarter of 2013.  Absent the loan sale, loan growth would have been $48.4 or 7.8% since December 31, 2012.  Comprising the majority of the growth, commercial loans increased $10.7 million, residential real estate loans increased $22.1 million and real estate construction loans increased $6.2 million.  The overall increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses.  Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio.  The following is a summary of the loan portfolio at September 30, 2013.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $191.9 million, representing 29.31% of the loan portfolio at September 30, 2013.  Commercial real estate loans are secured by the subject property and underwritten to policy standards.  Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $95.0 million and representing 14.51% of the loan portfolio at September 30, 2013.  Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans:  This category represented the second largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $166.6 million and comprised 25.44% of the loan portfolio at September 30, 2013.  Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of September 30, 2013:  home equity lines of credit, 18.6%; first trust mortgage loans, 72.2%; and junior trust loans, 9.2%.

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

Commercial Loans: Commercial Loans represented the third largest segment of the loan portfolio, totaling $160.1 million and representing 24.45% of the loan portfolio at September 30, 2013.  These loans are made to businesses or individuals within our target market for business purposes.  Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business.  We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan.  To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $36.3 million and represented 5.54% of the loan portfolio at September 30, 2013.  These loans generally fall into one of three categories:  first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings.  Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time.  The loans typically carry recourse to principal owners.   In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk.  To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans:  Consumer loans, which was the smallest segment of the loan portfolio, totaled $4.9 million and represented 0.75% of the loan portfolio at September 30, 2013.  Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles.  Very few consumer loans are unsecured.  As a matter of operation, management discourages unsecured lending.  Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the mortgage division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit.  Loan proceeds are used for the purchase or refinance of the property securing the loan.  Loans are sold with the servicing released to the investor. At September 30, 2013, LHFS at fair value totaled $16.4 million compared to $111.5 million at December 31, 2012.

The LHFS loans are closed by the Bank and held on average fifteen to thirty days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration.  During the third quarter of 2013 we originated $103.1 million of loans processed in this manner, compared to $284.3 million for the third quarter of 2012.  Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold.  The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $13.0 million at September 30, 2013 compared to $12.5 million at December 31, 2012.  The allowance for loan losses was equivalent to 1.99% and 2.03% of total loans held for investment at September 30, 2013 and December 31, 2012, respectively.  Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly.  Charge-offs are taken when a loan is identified as uncollectible.  For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At September 30, 2013 and December 31, 2012, the Bank had non-performing assets totaling $2.9 million and $2.7 million, respectively. Non-performing assets consist of non-accrual and restructured loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(Dollars In Thousands)
Non-accrual loans :
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied	-	-
Residential real estate	1,676	922
Commercial	1,226	1,821
Real estate construction	-	-
Consumer	-	-
Total non-accrual loans	$2,902	$2,743

Other real estate owned ("OREO")	-	-

Total non-performing assets	$2,902	$2,743

Restructured loans included above in non-accrual loans	$942	$759

Ratio of non-performing assets to:
Total loans plus OREO	0.44%	0.44%

Total Assets	0.34%	0.32%

Accruing Past due loans:
90 or more days past due	$-	$-

At September 30, 2013 and December 31, 2012, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At September 30, 2013, deposits totaled $675.3 million compared to $671.5 million on December 31, 2012, an increase of $3.8 million. Management has utilized CDARS reciprocal balances and brokered deposits as a cost effective way to fund certain asset portfolio classes, namely the loans held for sale and the investment portfolio. With the overall reduction in mortgage banking activity during 2013, management’s utilization of CDARS reciprocal balances and brokered deposits was reduced as noted by a $57.2 million decrease in those balances. Also decreasing by $15.8 million from December 31, 2012 to September 30, 2013 was time deposits. Offsetting these decreases were increases in noninterest-bearing deposits of $51.5 million, from $164.2 million at December 31, 2012 to $215.7 million at September 30, 2013, and savings and interest-bearing deposits of $25.3 million, from $187.6 million at December 31, 2012 to $212.9 million at September 30, 2013. The growth in noninterest-bearing accounts is attributable to new accounts opened during the first nine months of 2013 as a result of our outreach to operating businesses and positive balance fluctuations of existing commercial accounts.

Shareholders’ Equity

Shareholders’ equity totaled $96.4 million at September 30, 2013 compared to $91.3 million at December 31, 2012. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

	September 30,	December 31,
	2013	2012
	(In Thousands)
Tier 1 Capital:
Common stock	$8,619	$8,615
Capital surplus	16,973	17,155
Retained earnings	72,324	65,404
Less: Net unrealized loss on equity securities	(48)	-
Subordinated debentures	-	6,000
Less: Dissallowed servicing assets	(273)	(80)
Total Tier 1 capital	97,595	97,094

Subordinated debentures not included in Tier 1	-	-
Allowance for loan losses	9,329	8,664
	9,329	8,664

Total risk based capital	$106,924	$105,758

Risk weighted assets	$742,026	$688,782

Quarterly average assets	$830,814	$844,256
			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	13.15%	14.10%	4.00%
Total risk based capital ratio	14.41%	15.35%	8.00%
Leverage ratio	11.75%	11.50%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2013 totaled $2.8 million or $0.27 diluted earnings per share. This compares with $4.1 million or $0.40 diluted earnings per share for the same quarter in 2012. The decrease in net income for the three months ended September 30, 2013 as compared to the same period in 2012 is attributable to the decreased loan volume in the mortgage banking segment and was mitigated by reductions in salaries and employee benefits, management fees related to the production of loans, provision for loan losses on mortgage loans sold due to the decreased mortgage loan volume, advertising and promotional expense and a $1.2 million gain on hedging for the third quarter 2013 compared to a $3.5 million loss for the same period in 2012.

Net income for the nine months ended September 30, 2013 totaled $10.0 million or $0.96 diluted earnings per share compared to $11.5 million or $1.11 diluted earnings per share for the same period in 2012. The decrease in earnings for the nine months ended September 30, 2013 is attributable to the decreased loan volume in the mortgage banking segment. The decrease in mortgage activity was mitigated by reductions in salaries and employee benefits, management fees related to the production of loans, provision for loan losses on mortgage loans sold due to the decreased mortgage loan volume, advertising and promotional expenses, and a $4.1 million gain on hedging for the nine month period ended September 30, 2013 compared to a $6.7 million loss for the same period in 2012.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $7.9 million for the three months ended September 30, 2013 compared to $8.0 million for the same period in 2012. The decrease in net interest income is primarily due to lower interest rates on interest earning assets and is mitigated by increased volume in the interest earning assets as well as a decrease in the volume of interest-bearing deposits. The annualized yield on earning assets was 4.29% for the quarter ended September 30, 2013 when compared to 4.54% for the quarter ended September 30, 2012. The decrease in the third quarter income on earning assets of $431 thousand is attributable to decreased yields in loans held for investment as well as securities. A $69.1 million increase in average loans held for investment mitigated the overall reduction in yields from September 2013 to September 2012. The cost of interest-bearing deposits and borrowings decreased from 0.84% for the quarter ended September 30, 2012 to 0.63% for the quarter ended September 30, 2013. Net interest margin was 3.88% for the quarter ended September 30, 2013 compared to 3.95% for the same period in 2012.

Net interest income before the provision for loan losses totaled $24.1 million for the first nine months of 2013 compared to $23.6 million for the same period in 2012. The annualized yield on earning assets for the first nine months of 2013 was 4.30% compared to 4.61% for the same period in 2012. The decrease in the income on earnings assets of $542 thousand between the nine month periods ended September 2012 and 2013 was attributable to reduced yields on all earning assets. The cost of interest-bearing deposits and borrowings for the first nine months of 2013 was 0.69% compared to 0.90% for the same period in 2012. Net interest margin was 3.83% for the first nine months of 2013 compared to 3.95% for the same period in 2012.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended September 30,
	2013 compared to 2012
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$(71)	$(48)	$(23)
Loans held for sale	(554)	(608)	54
Loans	184	876	(692)
Interest-bearing deposits	10	4	6
Total increase (decrease) in interest income	(431)	224	(655)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	3	2	1
Money market deposit accounts	(56)	-	(56)
Time deposits	(237)	(216)	(21)
Total interest-bearing deposits	(290)	(214)	(76)
FHLB Advances	16	29	(13)
Securities sold under agreements to repurchase	(2)	(1)	(1)
Long-term borrowings	(28)	(14)	(14)
Subordinated debentures	(59)	(18)	(41)
Total increase (decrease) in interest expense	(363)	(218)	(145)

Increase (decrease) in net interest income	$(68)	$442	$(510)

	Nine Months Ended September 30,
	2013 compared to 2012
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$(352)	$(141)	$(211)
Loans held for sale	(871)	(665)	(206)
Loans	667	2,505	(1,838)
Interest-bearing deposits	14	16	(2)
Total increase (decrease) in interest income	(542)	1,715	(2,257)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(21)	14	(35)
Money market deposit accounts	(164)	(8)	(156)
Time deposits	(561)	(216)	(345)
Total interest-bearing deposits	(746)	(210)	(536)
FHLB Advances	3	40	(37)
Securities sold under agreements to repurchase	(8)	(1)	(7)
Long-term borrowings	(100)	(50)	(50)
FDIC term note	(98)	(49)	(49)
Subordinated debentures	(66)	(50)	(16)
Total increase (decrease) in interest expense	(1,015)	(320)	(695)

Increase (decrease) in net interest income	$473	$2,035	$(1,562)

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
	September 30, 2013			September 30, 2012
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$94,993	$457	1.92%	$104,901	$528	2.01%
Loans held for sale	26,335	264	4.01%	87,355	818	3.75%
Loans(1)	655,162	7,998	4.88%	586,060	7,814	5.33%
Interest-bearing balances and federal funds sold	39,337	22	0.22%	30,303	12	0.16%
Total interest earning assets	815,827	8,741	4.29%	808,619	9,172	4.54%
Noninterest earning assets:
Cash and due from banks	8,602			12,110
Premises, land and equipment	8,433			8,486
Other assets	11,258			18,018
Less: allowance for loan losses	(13,033)			(12,103)
Total noninterest earning assets	15,260			26,511
Total Assets	$831,087			$835,130

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$74,105	$38	0.21%	$70,637	$35	0.20%
Money market deposit accounts	118,330	59	0.20%	118,330	115	0.39%
Savings accounts	2,341	1	0.17%	2,600	1	0.15%
Time deposits	258,076	701	1.09%	337,519	938	1.11%
Total interest-bearing deposits	452,852	799	0.71%	529,086	1,089	0.82%
Borrowings:
FHLB Advances	50,000	27	0.22%	5,557	11	0.79%
Securities sold under agreements to repurchase and federal funds purchased	23,378	7	0.12%	26,946	9	0.13%
FHLB Long-term borrowings	-	-	0.00%	2,949	28	3.80%
Subordinated Debentures	269	(3)	-4.46%	6,186	56	3.62%
Total borrowings	73,647	31	0.17%	41,638	104	1.00%
Total interest-bearing deposits and borrowings	526,499	830	0.63%	570,724	1,193	0.84%
Noninterest-bearing liabilities:
Demand deposits	200,881			160,787
Other liabilities	9,171			11,413
Total liabilities	736,551			742,924
Shareholders' Equity	94,536			92,206
Total Liabilities and Shareholders' Equity:	$831,087			$835,130

Interest Spread(2)			3.66%			3.70%

Net Interest Margin(3)		$7,911	3.88%		$7,979	3.95%

(1) Loans placed on nonaccrual status are included in loan balances
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Nine Months Ended
	September 30, 2013			September 30, 2012
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$98,640	$1,439	1.95%	$107,545	$1,791	2.22%
Loans held for sale	50,128	1,308	3.48%	74,929	2,179	3.88%
Loans(1)	642,543	24,160	5.01%	578,014	23,493	5.42%
Interest-bearing balances and federal funds sold	45,456	76	0.22%	36,108	62	0.23%
Total interest earning assets	836,767	26,983	4.30%	796,596	27,525	4.61%
Noninterest earning assets:
Cash and due from banks	10,629			10,159
Premises, land and equipment	8,491			8,563
Other assets	13,456			16,926
Less: allowance for loan losses	(12,860)			(11,952)
Total noninterest earning assets	19,716			23,696
Total Assets	$856,483			$820,292

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$73,751	$105	0.19%	$65,805	$126	0.26%
Money market deposit accounts	119,906	221	0.25%	122,543	385	0.42%
Savings accounts	2,428	3	0.16%	2,612	3	0.15%
Time deposits	315,924	2,437	1.03%	341,732	2,998	1.17%
Total interest-bearing deposits	512,009	2,766	0.72%	532,692	3,512	0.88%
Borrowings:
FHLB Advances	24,187	42	0.23%	8,023	39	0.65%
Securities sold under agreements to repurchase and federal funds purchased	25,652	20	0.10%	26,717	28	0.14%
FHLB Long-term borrowings	-	-	0.00%	3,649	100	3.65%
FDIC Term Note	-	-	0.00%	4,818	98	2.71%
Subordinated Debentures	4,192	103	3.28%	6,186	169	3.64%
Total borrowings	54,031	165	0.41%	49,393	434	1.17%
Total interest-bearing deposits and borrowings	566,040	2,931	0.69%	582,085	3,946	0.90%
Noninterest-bearing liabilities:
Demand deposits	187,067			136,614
Other liabilities	9,500			12,696
Total liabilities	762,607			731,395
Shareholders' Equity	93,876			88,897
Total Liabilities and Shareholders' Equity:	$856,483			$820,292

Interest Spread(2)			3.61%			3.70%

Net Interest Margin(3)		$24,052	3.83%		$23,579	3.95%

(1) Loans placed on nonaccrual status are included in loan balances
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing.  The mortgage segment provides the most significant contributions to noninterest income.  Total noninterest income was $5.1 million for the third quarter of 2013 compared to $12.7 million for the same period in 2012.  Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $3.2 million for the three month period ended September 30, 2013 and includes the $926 thousand of gain recognized on the sale of the SBA Guaranteed loans, compared to $17.5 million for the same period of 2012.  Gains on the sale of loans fluctuate with the volume of mortgage loans originated.  During the three months ended September 30, 2013, the Bank’s mortgage segment originated $103.1 million in mortgage and brokered loans, down from $284.3 million for the same period in 2012.  For the three months ended September 30, 2013, other income reflected a gain of $1.7 million, as compared to a $4.9 million loss for the three months ended September 30, 2012, due mainly to a $1.2 million gain relating to hedging activities associated with loans held for sale as compared to a $3.5 million loss for the same period in 2012.  Our hedging activities are designed to insulate the net gain on sale margins from movements of interest rates during the mortgage loan origination and delivery process.  When gains are recognized on instruments used to hedge interest rate risk, the value of the loans being hedged decrease proportionately resulting in lower realized gains on sale income.

Noninterest income was $23.9 million for the first nine months of 2013 compared to $38.6 million for the same period in 2012.  Gains on the sale of loans totaled $18.2 million for the nine month period ended September 30, 2013 and includes the $926 thousand of gain recognized on the sale of the SBA Guaranteed loans, compared to $43.2 million for the same period of 2012.  During the nine months ended September 30, 2013, the Bank’s mortgage segment originated $492.2 million in mortgage and brokered loans, down from $808.0 million for the same period in 2012.  For the nine months ended September 30, 2013, other income reflected a gain of $5.2 million, as compared to a $5.1 million loss for the nine months ended September 30, 2012, due mainly to a $4.1 million gain relating to hedging activities associated with loans held for sale in 2013 as compared to a $6.7 million loss for the same period in 2012.

Noninterest Expense

Noninterest expense totaled $8.6 million for the three months ended September 30, 2013, compared to $14.1 million for the same period in 2012, a decrease of $5.5 million.   Salaries and employee benefits totaled $5.7 million for the three months ended September 30, 2013, compared to $8.0 million for the same period last year. The decrease in salary and employee benefits is attributable in part to the reduction in the mortgage loan production.  Other operating expenses totaled $2.3 million for the three months ended September 30, 2013, compared to $5.3 million for the same period in 2012.  A $1.1 million reduction in management fees related to the production of loans along with a $586 thousand reduction in provision for losses on mortgage loans sold due to the decreased mortgage loan volume and a $631 thousand reduction in advertising expenses comprised the majority of the decrease in other operating expenses between comparable periods.

Noninterest expense totaled $31.8 million for the nine months ended September 30, 2013, compared to $42.2 million for the same period in 2012, a decrease of $10.4 million.   Salaries and employee benefits totaled $20.5 million for the nine months ended September 30, 2013, compared to $23.8 million for the same period last year. The decrease in salary and employee benefits is attributable to the decrease in volume related compensation in the mortgage banking segment.  Other operating expenses totaled $9.3 million for the nine months ended September 30, 2013, compared to $16.5 million for the same period in 2012.  This decrease is primarily due to volume related expenses associated with a decrease in mortgage loan production such as a $2.7 million decrease in management fees related to loan production, a $1.4 million decrease in advertising and promotional, and a $1.8 million decrease in the provision for losses on mortgage loans sold due to the reduced volume.

The table below provides the composition of other operating expenses.

	Nine Months Ended September 30,
	2013	2012
	(In Thousands)

Management fees	$1,535	$4,282
Advertising and promotional	1,064	2,433
Investor fees	685	941
Business and franchise tax	628	548
Data processing	525	462
Accounting and auditing	459	459
Consulting fees	440	389
Provision for losses on mortgage loans sold	388	2,186
FDIC insurance	335	261
Director fees	260	220
Credit report	248	317
Telephone	223	167
Publication and subscription	221	201
Office supplies-stationary print	188	192
SBA guarantee fee	166	144
Regulatory examinations	156	141
Legal fees	151	175
Stock option expense	150	186
Disaster recovery expense	137	127
Early payoff expense	124	54
Verification fees	104	174
Education and training	82	138
Freight and express	71	11
Appraisal fees	46	140
Postage	36	111
Other	902	2,012
	$9,324	$16,471

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At September 30, 2013, overnight interest-bearing balances totaled $62.2 million and unpledged available-for-sale investment securities totaled approximately $24.6 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of September 30, 2013, the portfolio of CDARS and wholesale time deposits totaled $142.9 million compared to $200.1 million at December 31, 2012.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. On July 8, 2013, the Corporation redeemed its Floating Rate Capital Securities (Preferred) and its Floating Rate Common Securities (Common) with shareholders in the amount of $6.1 million and $187.6 thousand, respectively. Included in the redemption values were interest payments in the amounts of $52,736 and $1,635 for the Preferred and Common shareholders, respectively. At September 30, 2013, the Bank had a line of credit with the FHLB totaling $252.3 million and had outstanding $40 million in a short term loan at a fixed rate of 0.17% leaving $212.3 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of September 30, 2013, outstanding repurchase agreements totaled $24.0 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at September 30, 2013, these lines totaled $60.5 million and were available as an additional funding source.

The following table presents the composition of borrowings at September 30, 2013 and December 31, 2012 and for the periods indicated.

Borrowed Funds Distribution

	September 30, 2013	December 31, 2012
	(Dollars In Thousands)
Borrowings:
FHLB advances	$40,000	$45,000
Securities sold under agreements to repurchase and federal funds purchased	24,030	38,091
Subordinated debentures	-	6,186
Total at period end	$64,030	$89,277

	Nine Months Ended	Year Ended
	September 30, 2013	December 31, 2012
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB advances	$24,187	$11,141
FHLB long-term borrowings	-	3,015
Securities sold under agreements to repurchase and federal funds purchased	25,652	26,744
Subordinated debentures	4,192	6,186
FDIC term note	-	3,607
Total average balance	$54,031	$50,693

Average rate paid on all borrowed funds	0.61%	1.25%

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at September 30, 2013 and December 31, 2012, assuming budgeted growth in the balance sheet. According to the model run for the nine month period ended September 30, 2013, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 4.97%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings September 30, 2013	Hypothetical Percentage Change in Earnings December 31, 2012
3.00%	15.90%	15.35%
2.00%	10.59%	10.03%
1.00%	4.97%	4.46%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the third quarter of 2013 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan
July 1 - July 31, 2013	-	$-	-	768,781
August 1 - August 31, 2013	-	-	-	768,781
September 1 - September 30, 2013	-	-	-	768,781
	-	$-	-	768,781

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

101*
The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

+ indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: November 8, 2013	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

- 55 -