Form 10-K
period 2013-12-31
ACCESS NATIONAL CORP
filed 2014-03-14
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $93,692,483.

As of March 11, there were 10,400,824 shares of Common Stock, par value $0.835 per share, of Access National Corporation issued and outstanding. Included in this figure are 24,017 shares of unregistered, restricted stock issued on January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 21, 2014, are incorporated by reference in Part III of this Form 10-K.

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

A Delaware corporate trust established for the purpose of issuing trust preferred capital securities. Cancelled upon redemption of the preferred and common stock in July 2013.

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

Accounts Receivable Lines of Credit
Accounts Receivable Collection
Accounts
Growth Capital Term Loans
Business Acquisition Financing
Partner Buyout Funding
Debt Re-financing
Franchise Financing
Equipment Financing
Commercial Mortgages
Commercial Construction Loans
SBA Preferred Lender Loans

Online Banking
Checking Accounts
Money Market Accounts
Sweep Accounts
Zero Balance Accounts
Overnight Investments
Certificates of Deposit
Business Debit Cards
Lockbox Payment Processing
Payroll Services
Employer Sponsored Retirement Plans

Personal Checking Accounts
Savings / Money Market
Accounts
Certificates of Deposit
Residential Mortgage Loans
Asset Secured Loans
Loans for Business Investment
Construction Loans
Lot & Land Loans
Investment Management
Financial Planning
Retirement Account Services
Qualified Plans

Bank revenues are derived from interest and fees received in connection with loans, deposits, and investments. Major expenses of the Bank consist of personnel, interest paid on deposits and borrowings, and other operating expenses. Revenues from the Mortgage Division consist primarily of gains from the sale of loans and loan origination fees.  Major expenses of the Mortgage Division consist of personnel, advertising, and other operating expenses.  Revenue generated by the Bank (excluding the Mortgage Division) totaled $39.3 million in 2013. The Mortgage Division contributed $24.7 million; others contributed $2.6 million prior to inter-company eliminations. In 2013, the Bank’s pre-tax earnings amounted to 84.8% of the Corporation’s total income before taxes and the Mortgage Division and others contributed the remaining 15.2%.

The economy, interest rates, monetary and fiscal policies of the federal government, and regulatory policies have a significant influence on the Corporation, the Bank, the Mortgage Division, ACM, and the banking industry as a whole.  The economy shows signs of gradual improvement with the national unemployment rate dropping from 7.9% in January 2013 to 6.6% in January 2014. The January 2014 statement of the Federal Open Market Committee (“FOMC”) projected the federal funds rate to remain at zero percent to 0.25% even after the unemployment rate declines below 6.5% as inflation continues to run below the 2% longer-run goal set by the Committee.  The continued low rate environment will continue to stress net interest margins.

The Bank operates from five banking centers located in Virginia:  Chantilly, Tysons, Reston, Leesburg and Manassas, and online at www.accessnationalbank.com.  Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities.

The Mortgage Division specializes in the origination of conforming and government insured residential mortgages to individuals in the greater Washington, D.C. Metropolitan Area, the surrounding areas of its branch locations, outside of its local markets via direct mail solicitation, and otherwise.  The Mortgage Division has established offices throughout Virginia; in Fairfax, Reston, Roanoke, and McLean. Offices outside the state of Virginia include Hagerstown, Maryland, New Smyrna Beach in Florida, Indianapolis in Indiana, and Atlanta in Georgia.  During 2013, the Mortgage Division closed its offices in Denver, Colorado, Nashville, Tennessee, and San Antonio, Texas.

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

	Loan Origination By State
	Year Ended December 31,
	2013	2012	2011

COLORADO	4.81%	6.11%	4.56%
FLORIDA	6.36%	2.92%	2.40%
GEORGIA	8.24%	4.37%	4.90%
INDIANA	16.57%	12.75%	9.15%
MASSACHUSETTS	0.00%	0.00%	2.30%
MARYLAND	8.20%	7.54%	9.15%
TENNESSEE	1.37%	5.02%	5.23%
TEXAS	3.11%	5.18%	4.86%
VIRGINIA	21.93%	21.36%	20.12%
	70.59%	65.25%	62.67%
Other States	29.41%	34.75%	37.33%
	100.00%	100.00%	100.00%

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

The goal was and is to generate at least 80% of the Corporation’s net income from the core business of the Bank, with the rest of our consolidated net income to be generated from related fee income activities.  During 2013, the Bank accounted for 84.8% of pretax earnings.  We will consider entering other related fee income businesses that serve our target market as opportunities, market conditions, and our capacity dictate.  See Note 17 to the consolidated financial statements for additional information on segment performance.

We expect to grow our Bank by continuing to hire and train our own skilled personnel. We provide a sound infrastructure that facilitates the success of businesses, their owners and key personnel, not only today but tomorrow and on into the ensuing decades.  We will consider growth by careful acquisition; however, that is not our primary focus.

Lending Activities

The Bank’s lending activities involve commercial real estate loans both owner occupied and non-owner occupied, residential real estate loans, commercial loans, commercial and real estate construction loans, home equity loans, and consumer loans.  These lending activities provide access to credit to small and medium sized businesses, professionals, and consumers in the greater Washington, D.C. Metropolitan Area. Loans originated by the Bank are classified as loans held for investment.  The Mortgage Division originates residential mortgages and home equity loans that are held on average fifteen to forty-five days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration.  In the past, when the Mortgage Division was a separate subsidiary of the Bank, the Bank would, in certain circumstances, purchase adjustable rate mortgage loans in the Bank’s market area directly from the Mortgage Corporation to supplement loan growth in the Bank’s portfolio.   The Bank did not retain any loans originated by the Mortgage Division for said purpose in 2013 but may retain loans in the future if management believes doing so would assist in achieving the Corporation’s strategic goals. Loans held in the Bank’s portfolio at December 31, 2013 resulting from the Mortgage Division’s inability to sell the loan to a third party totaled $1.4 million. Each of our principal loan types are described below.

At December 31, 2013 loans held for investment totaled $687.1 million compared to $617.0 million at year end 2012.  The Bank continued to experience growth in Commercial Real Estate  – Owner Occupied, Residential Real Estate, and Commercial loans reflecting continued improvement in the local economic conditions.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan, in general, the Bank’s lending limit to any one borrower on loans that are not fully secured by readily marketable or other permissible collateral is equal to 15% of the Bank’s capital and surplus.  Permissible collateral consists of:  inventory, accounts receivable, general intangibles, equipment, real estate, marketable securities, cash, and vehicles. The Bank has established relationships with correspondent banks to participate in loans when loan amounts exceed the Bank’s legal lending limits or internal lending policies.  At December 31, 2013 unsecured loans were comprised of $2.1 million in commercial loans and approximately $119 thousand in consumer loans and collectively equal approximately 0.3% of the loans held for investment portfolio.

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

The Bank does not currently hold any pay option adjustable rate mortgages, loans with teaser rates, subprime loans, Alt A loans or any other loans considered to be “high-risk loans” in its loans held for investment portfolio, and did not during 2013, 2012, or 2011. The Mortgage Division does not currently originate any subprime loans or Alt A loans, did not originate such loans in 2013, 2012, or 2011, and does not expect to offer these programs in the future.

Loan Portfolio – Loans Held for Investment.  The following outlines the composition of loans held for investment.

Commercial Real Estate Loans-Owner Occupied:  Loans in this category represent 28.65% of our loan portfolio held for investment, as of December 31, 2013.   This category represents loans supporting an owner occupied commercial property.  Repayment is dependent upon the cash flows generated by operation of the commercial property. Loans are secured by the subject property and underwritten to policy standards.  Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans-Non-Owner Occupied:  Also known as Commercial Real Estate Loans-Income Producing.  Loans in this category represent 13.20% of our loan portfolio held for investment, as of December 31, 2013.  This category includes loans secured by commercial property that is leased to third parties and loans to non-profit organizations such as churches and schools. Also included in this category are loans secured by farmland and multifamily properties.  Repayment is dependent upon the cash flows generated from rents or by the non-profit organization. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans:  This category includes loans secured by first or second mortgages on one to four family residential properties, generally extended to existing consumers of other Bank products, and represents 25.27% of the loan portfolio, as of December 31, 2013.  Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio:  Home Equity Lines of Credit 18.25%; First Trust Mortgage Loans 72.64%; Loans Secured by a Junior Trust 9.11%.

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

Commercial Loans:  Commercial Loans represent 26.52% of our loan portfolio held for investment as of December 31, 2013.  These loans are to businesses or individuals within our target market for business purposes.  Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business.  These loans are underwritten based upon our assessment of the obligor’s(s’) ability to generate operating cash flow in the future necessary to repay the loan.  To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans:  Real Estate Construction Loans, also known as construction and land development loans, comprise 5.65% of our held for investment loan portfolio as of December 31, 2013.  These loans generally fall into one of four circumstances:  loans to construct owner occupied commercial buildings, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers, and loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings.  Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time.  The loans typically carry recourse to principal borrowers.  In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk.  To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications, and time frames.

Consumer Loans:  Consumer Loans make up approximately 0.71% of our loan portfolio as of December 31, 2013.  Most loans are well secured with assets other than real estate, such as marketable securities or automobiles.  Very few loans are unsecured.  As a matter of operation, management discourages unsecured lending.  Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and Board of Directors: repayment source and capacity, collateral value, credit history, savings pattern, and stability.

Loans Held for Sale (“LHFS”). Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan. Loan proceeds are used for the purchase or refinance of the property securing the loan.  Loans and servicing are sold concurrently.  The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days.  In 2013, we originated $575 million of loans processed in this manner, down from $1.1 billion in 2012.  At December 31, 2013 loans held for sale totaled $24.4 million compared to $111.5 million at year end 2012.  The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender.  We are paid a fee for procuring and packaging brokered loans.   In 2013, we originated a total volume of $1.4 million in residential mortgage loans under this type of delivery method compared to $1.8 million in 2012.  Brokered loans accounted for 0.2% of the total loan volume of the Mortgage Division at December 31, 2013 and 2012.  The risks associated with this activity are limited to losses or claims arising from fraud.

Deposits

Deposits are the primary source of funding loan growth.  At December 31, 2013 deposits totaled $573.0 million compared to $671.5 million at December 31, 2012.

Market Area

The Corporation, the Bank, the Mortgage Division, and ACM are headquartered in Fairfax County and primarily serve the Northern Virginia region and the Greater Washington, D.C. Metropolitan Area.  We believe that the economic conditions in Fairfax County provide a reasonable proxy for economic conditions across our primary market, the greater Washington, D.C. Metropolitan Area.  Fairfax County is a diverse and thriving urban county.  Recent  population figures of the county were reported at 1,118,602 making it the most populous jurisdiction in the Commonwealth of Virginia, with about 13.7% of Virginia's population.  The proximity to Washington, D.C. and the influence of the federal government and its spending provides somewhat of a recession shelter for the area.  Virginia receives a large amount of federal procurement dollars second only to California, and places approximately 27% of these dollars with small businesses.  Fairfax County ranks the highest among the counties in Virginia receiving federal procurement money.  Forbes Magazine has returned Virginia to its number 1 ranking among the best states for businesses due to a pro-business regulatory climate. The U.S. Census Bureau and the Fairfax County government provide the following information about current economic conditions and trends in Fairfax County.

The median sales price of new single-family homes in Fairfax County that sold in January 2013 was $1,375,000 compared to the 2012 median of $1,055,000.  The average price of all homes that sold in November 2013 increased 1.9% compared to the average sales price in November 2012.  Home resale values in the Washington DC area continued to rise during 2013 as reported by Standard & Poor’s Case-Shiller Home Price Indices.

According to the Federal Reserve Board’s Fifth District – Richmond January 2014 report, borrowings by consumers slowed except for new home construction and car loans while commercial lending strengthened.  Residential real estate grew moderately with average days-on-market and inventory numbers decreasing.  Multi-family housing remains active while commercial leasing continues to be depressed.  Demand for C&I loans grew in the 2nd and 4th quarters of 2013.

At December 31, 2013 and 2012, the Bank had approximately $90.7 million and $107.2 million, respectively in non-owner occupied income producing commercial real estate loans.  The properties securing these loans are generally small office buildings and industrial properties located in our trade area with less than ten tenants.  Income producing property loans are underwritten with personal and business guarantees that provide secondary sources of repayment and mitigate market risk factors.

The unemployment rate for Fairfax County was 3.6% in December 2013 compared to 5.2% for the state of Virginia and 6.7% for the nation.  Fairfax County continues to rank in the top for median household income levels during 2013.

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

Employees

At December 31, 2013 the Corporation had 215 employees, 106 of whom were employed by the Bank (excluding the Mortgage Division), 100 of whom were employed by the Mortgage Division, and 9 of whom were employed by the wealth management subsidiaries.  None of the employees of the Corporation are subject to a collective bargaining agreement.  Management considers employee relations to be good.

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

The Sarbanes-Oxley Act. When enacted in 2002, the Sarbanes-Oxley Act (SOX) provided for major reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Exchange Act, including the Corporation.  Section 404(a) of the SOX required public companies to include in their annual reports on Form 10-K an assessment from management of the effectiveness of the company’s internal control over financial reporting, and Section 404(b) of the SOX required the company’s auditor to attest to and report on management’s assessment.  SOX sets out enhanced requirements for audit committees including independence and expertise, includes stronger requirements for auditor independence by limiting the types of non-audit services that auditors can provide, and contains additional and increased civil and criminal penalties for violations of securities laws.  The Corporation is required to file as an accelerated filer as its public float has exceeded the $75 million threshold.

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

The Dodd-Frank Act. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, and among other things includes the following:

•	Creates a new consumer financial protection bureau that has rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws.

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries.

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on business checking accounts.

•	Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the Deposit Insurance Fund (“DIF’), and increases the floor of the size of the DIF.

•	Prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the “Volker Rule”).

Many aspects of the Dodd-Frank Act remain subject to future rulemaking, making it difficult to anticipate the overall financial impact on the Corporation, its subsidiaries, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that require revisions to the capital requirements of the Corporation and the Bank could require the Corporation and the Bank to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its common stock. As a bank holding company, the Corporation is a separate legal entity from the Bank.  Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank.  The amount of dividends that may be paid by the Bank depends upon the Bank’s net income and capital position and is limited by federal and state law, regulations, and policies.  In addition to specific regulations governing the permissibility of dividends, both the FRB and the Virginia Bureau of Financial Institutions are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Bank would be an unsafe and unsound banking practice.  The Corporation meets all regulatory requirements and began paying dividends in February 2006.  The Corporation paid dividends totaling $11.5 million in 2013, which includes a special, non-routine cash dividend of $0.70 per share discussed in more detail under “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

The FRB, the Comptroller, and the FDIC have adopted leverage requirements that apply in addition to the risk-based capital requirements. Banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (the “Leverage Ratio”) of at least 3% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4% for all other banks. The FDIC and the FRB define Tier 1 capital for banks in the same manner for both the Leverage Ratio and the Risk-based Capital Ratio. However, the FRB defines Tier 1 capital for bank holding companies in a slightly different manner. An institution may be required to maintain Tier 1 capital of at least 4% or 5%, or possibly higher, depending upon the activities, risks, rate of growth, and other factors deemed material by regulatory authorities. As of December 31, 2013, the Corporation and Bank both met all applicable capital requirements imposed by regulation.

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

As of December 31, 2013, both the Corporation and the Bank were considered “well capitalized.”

Basel III Capital Framework.  In July 2013, the federal bank regulatory agencies adopted final rules (i) to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and (ii) for calculating risk-weighted assets (collectively, the “Base1 III Final Rules”). These final rules establish a new comprehensive capital framework for U.S. banking organizations, require bank holding companies and their bank subsidiaries to maintain substantially more capital with a greater emphasis on common equity, and make selected changes to the calculation of risk-weighted assets.

The Basel III Final Rules, among other things, (i) introduce as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. The Basel III Final Rules implement the new minimum capital ratios and risk-weighting calculations on January 1, 2015, and the capital conservation buffer and regulatory capital adjustments and deductions will be phased in from 2015 to 2019.

When fully phased in the Basel III Final Rules will require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III Final Rules also implement a "countercyclical capital buffer," generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The buffer is a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The Basel III Final Rules provide new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

The Basel III Final Rules also revise the general rules for calculating a banking organization’s total risk-weighted assets and the risk weightings that are applied to many classes of assets held by community banks, including by applying higher risk weightings to certain commercial real estate loans.

Deposit Insurance. The Bank's deposits are insured up to applicable limits by the DIF of the FDIC.  The FDIC has set a designated reserve ratio of 1.35% ($1.35 for each $100 of insured deposits) for the DIF to be reached by September 30, 2020 as required by the Dodd-Frank Act. The Federal Deposit Insurance Act of 2005 (“FDIC Act”) provides the FDIC Board of Directors the authority to set the designated reserve ratio between 1.15% and 1.50%. The FDIC must adopt a restoration plan when the reserve ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. The DIF reserve ratio calculated by the FDIC at June 30, 2013 was 0.63%, up from the 0.44% calculated at December 31, 2012.  The FDIC staff project the DIF reserve ratio will reach 1.15% by the end of 2018.

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

Federal Home Loan Bank (“FHLB”) of Atlanta. The Bank is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.5% of aggregate outstanding advances in addition to the membership stock requirement of 0.12% of the Bank’s total assets.

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

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the “Volcker Rule”). On December 10, 2013, the U.S. financial regulatory agencies (including the FRB, the FDIC, the Comptroller and the SEC) adopted final rules to implement the Volcker Rule. In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities (TruPS), effective July 21, 2015. However, subsequent to these final rules the U.S. financial regulatory agencies  issued an interim rule effective April 1, 2014 to exempt CDOs backed by TruPS from the Volker Rule and the final rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO investment on or before December 10, 2013. The Corporation currently does not have any CDO investments, and the Corporation believes that its financial conditions will not be significantly impacted by the Volcker Rule, the final rule or the interim rule.

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

Changes in interest rates, particularly by the Board of Governors of the FRB, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans.  In setting its policy, the FRB may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements.  These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations.  In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money.  This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations.  We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk.  Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.  In addition, the FRB’s Federal Open Market Committee has stated that it expects to keep the federal funds target rate at 0% - 0.25%  until economic and labor conditions (as indicated by the unemployment rate) improve.  Even though such a continuance of accommodative monetary policy could allow the Corporation to continue to reprice fixed-rate deposits to lower rates, sustained low interest rates could put further pressure on the yields generated by the Corporation’s loan portfolio and on the Corporation’s net interest margin.

At December 31, 2013 approximately 66% of the loans held for investment were variable rate loans.  A majority of these loans are based on the prime rate and will adjust upwards as the prime rate increases.  While the variable rate structure on these loans reduces interest rate risk for the Bank, increases in rates may cause the borrower’s required payment to increase which, in turn, may increase the risk of payment default.

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

In addition to assessing the financial strength and cash flow characteristics of each of our borrowers, the Bank often secures loans with real estate collateral.  At December 31, 2013, approximately 73% of our Bank’s loans held for investment have real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our net income and capital could be adversely affected.

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

We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio.  Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us.  The amount of future losses, however, is susceptible to changes in borrowers’ circumstances and economic and other market conditions, including changes in interest rates and collateral values that are beyond our control, and these future losses may exceed our current estimates.  Our allowance for loan losses at December 31, 2013 was $13.1 million.  Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or guarantee that our allowance will be adequate in the future.  Excessive loan losses could have a material impact on our financial performance and reduce our net income and capital.

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

The Dodd-Frank Act has increased the Corporation’s regulatory compliance burden and associated costs, placed restrictions on certain products and services, increases the risk and liability of consumer litigation, and limited its future capital raising strategies.

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

In January 2014, the Qualified Mortgage (QM) and Qualified Residential Mortgage (QRM) rules became effective under the Dodd Frank Act and may impact the willingness and ability of community banks and secondary market participants to make mortgage loans.  Among other requirements, these rules require lenders to show that borrowers met an “ability to repay” test – which can be challenged in court for the entire life of the loan, raising the risk of litigation.  Failure to prove the ability to repay can result in the lender’s obligation to reimburse the borrower for all payments made.  Together with newly imposed timeline restrictions covering the liquidation of problem consumer mortgage loans, litigation over “ability to repay” may delay the time to collect on soured consumer mortgages and result in elevated problem assets and increased loss rates.

The Basel III Final Rules will require higher levels of capital and liquid assets, which could adversely affect the Corporation’s net income and return on equity.

The Basel III Final Rules, when fully phased-in, will represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades.  The Basel III Final Rules and related changes to the standardized calculations of risk-weighted assets are complex and may create enormous compliance burdens, especially for community banks.  The Basel III Final Rules require bank holding companies and their subsidiaries, such as the Corporation and the Bank, to maintain substantially more capital as a result of higher required capital levels and more demanding regulatory capital risk-weightings and calculations,  require all banks to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and will likely increase risk-weighted assets at many banking organizations as a result of applying higher risk-weightings to many types of loans and securities.  As a result, banks may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio.

As a result of the Basel III Final Rules, many banks could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders. Additionally, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios and interest income, in order to focus on retention of earnings to improve capital levels. The Base1 III Final Rules may have a detrimental effect on the Corporation’s net income and return on equity and limit the products and services it provides to its customers.

Our hedging strategies do not completely eliminate risks associated with interest rates and we may incur losses due to changes in interest rates that are not effectively hedged.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely, and we cannot assure you that our hedging strategy and use of derivatives will offset the risks related to changes in interest rates.  When rates change, we expect to record a gain or loss on derivatives that would be offset by an inverse change in the value of loans held for sale and mortgage-related securities. We utilize a third party consulting firm to manage our hedging activities and we typically hedge 80% of our loan pipeline and 100% of our loans being warehoused.  The derivative financial instruments used to hedge the interest rate risk of our loan pipeline and warehoused loans are forward sales of 15 year and 30 year mortgage backed securities.  The notional amount and fair value of these derivatives are disclosed in Note 8 of the financial statements.

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

Fannie Mae and Freddie Mac have reported past substantial losses and a need for substantial amounts of additional capital. Such losses are due to these entities’ business models being tied extensively to the U.S. housing market which severely contracted during the recent economic downturn and has failed to recover fully due to the weak economic recovery.  In response to the deteriorating financial condition of Fannie Mae and Freddie Mac from the U.S. housing market contraction, Congress and the U.S. Treasury have undertaken a series of actions to stabilize these entities.  The Federal Housing Finance Agency, or FHFA, was established in July 2008 pursuant to the Regulatory Reform Act in an effort to enhance regulatory oversight over Fannie Mae and Freddie Mac.  FHFA placed Fannie Mae and Freddie Mac into federal conservatorship in September 2008.  Although the federal government has committed capital to Fannie Mae and Freddie Mac, there is no explicit guaranty of the obligations of these entities by the federal government and there can be no assurance that these government credit facilities and other capital infusions will be adequate for the needs of Fannie Mae and Freddie Mac. If the financial support is inadequate, these companies could continue to suffer losses and could fail to offer programs necessary to an active secondary market. If this were to occur, the Mortgage Division’s ability to sell mortgage loans readily could be hampered, and the profitability of the Bank could be significantly reduced.

On February 11, 2011, the U.S. Treasury issued a White Paper titled “Reforming America's Housing Finance Market” (or the “White Paper”) that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Proponents of the housing market reform had looked to enact legislation prior to year-end 2013; however, legislation has yet to be introduced.  Any such proposals, if enacted, may have broad adverse implications for the residential mortgage market, the mortgage-backed securities market and the Mortgage Division’s business, operations and financial condition. Such proposals have been, and we expect them to continue to be, the subject of significant discussion, and it is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take and how proposals, legislation or policies emanating from the White Paper may impact the residential mortgage market, the mortgage-backed securities market and the Mortgage Division’s business, operations and financial condition. We are evaluating, and will continue to evaluate, the potential impact of the proposals set forth in the White Paper on our business and our financial position and results of operations.

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

Our net income and capital may be adversely affected if our efforts to protect or authenticate customers’ information or customers’ transactions fails.

Identity theft and data breaches are on the rise. To date, our losses have been immaterial due in part to our client awareness program, systems and controls.  While we regularly review activity and adopt new practices when warranted to control exposure, we have no way of predicting when a compromise may occur and the magnitude or liability arising from such a compromise. In particular, the occurrence of identity theft or data breaches could expose the Corporatin to risks of data loss or data misuse, could damage the Corporation’s reputation and result in the loss of customers and business, could subject the Corporation to additional regulatory scrutiny or could expose the Corporation to civil litigation, possible financial liability and costly remedial measures. Any of these occurrences could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

If the U.S. financial system were to destabilize again, the financial condition of our target markets may suffer, which could adversely affect our business.

In response to the financial crises that affected the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government put in place laws, regulations, and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual long-term impact that such laws, regulations, and programs will have on the financial markets.

Among many other contributing factors, the recent recession was triggered by instability of financial institutions and large measures of volatility and fear in the financial markets.  This financial instability led to an economic downturn and current stagnant recovery which, in turn, has harmed the financial condition and performance of our small to medium sized business target market.  If despite such laws, regulations, and programs the financial markets again destabilize, or recent financial market conditions deteriorate rather than continuing to improve or remain steady, the financial condition of our small to medium sized business target market would suffer and could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

Significant reductions in U.S. government spending may have an adverse effect on our local economy and customer base.

Fairfax County, Virginia receives more federal procurement dollars than any other country in Virginia.  More broadly, the State of Virginia ranks second among states that benefit from federal procurement.  We cannot predict any adverse implications of direct and indirect impact of government spending reductions on our financial performance.

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

As of December 31, 2013, our chairman of the board, executive officers and directors and one other principal shareholder collectively beneficially owned approximately 35% of the outstanding shares of our common stock.  Our executive officers and directors collectively beneficially owned approximately 30% of our common stock and one other individual shareholder has declared beneficial ownership of an additional 5.4% of our common stock.  This concentration of ownership may allow our directors, acting in their role as substantial shareholders, to exert a major influence over the election of their nominees as directors, especially if voting together with our officers and other significant shareholders.  Our directors, officers, and major shareholders could exercise similar influence over other corporate actions that require a shareholder vote, including change in control transactions.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Bank leases offices that are used in the normal course of business. The principal executive office of the Corporation, Bank, Access Real Estate, ACM and Mortgage Division is owned by Access Real Estate, a subsidiary of the Bank, and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank leases offices in Chantilly, Tysons , Leesburg, and Manassas, Virginia. The Mortgage Division leases offices in Fairfax, McLean, and Reston in Virginia as well as Hagerstown, Maryland. The Mortgage Division also leases offices in Indiana, Georgia, and Florida. All of the Mortgage Division’s leases are month to month leases and can be terminated with thirty days notice. Access Real Estate owns an undeveloped commercial lot in Fredericksburg that was purchased for future expansion of the Bank.

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

The subpoena required the Mortgage Corporation, through the Bank since the activities of the Mortgage Corporation have been transitioned into an operating division of the Bank, to produce certain documents and designate a knowledgeable witness to testify with respect to the matters set forth above. The Corporation and its subsidiaries have cooperated fully with this investigation.

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

	2013			2012
	High	Low	Dividends	High	Low	Dividends

First Quarter	$18.07	$13.22	$0.09	$10.71	$8.66	$0.05
Second Quarter	16.36	10.90	0.10	13.56	10.42	0.06
Third Quarter	16.16	12.95	0.11	14.39	12.71	0.06
Fourth Quarter	$16.57	$13.80	$0.81	$14.40	$11.03	$0.78

As of March 11, 2014, the Corporation had 10,400,824 outstanding shares of Common Stock, par value $0.835 per share, held by approximately 445 shareholders of record and the closing price for the Corporation’s common stock on the NASDAQ Global Market was $16.97. Included in the above share numbers are 24,017 shares of unregistered, restricted stock issued on January 31, 2014.

The Corporation paid its thirty-third consecutive quarterly cash dividend on February 25, 2014 to shareholders of record as of February 6, 2014. Payment of dividends is at the discretion of the Corporation’s Board of Directors, and is also subject to various federal and state regulatory limitations.  Future dividends are dependent upon the overall performance and capital requirements of the Corporation.  See “Item 1 - Business - Supervision and Regulation - Dividends" for a discussion of regulatory requirements related to dividends.

In addition to the ordinary quarterly dividends paid in 2013, on December 4, 2013, the Corporation declared a special non-routine cash dividend of $0.70 per share to shareholders of record as of December 16, 2013, which was paid on December 30, 2013.  The Corporation’s dividend strategy is to pay routine quarterly dividends equal to 40% to 50% of core earnings, provided a minimum tangible common equity ratio of 8.00% is maintained.  Special dividends are excluded from this target. Special dividends may be considered when the tangible common equity to asset ratio exceeds 10.50%.

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2013

The following table details the Corporation’s purchases of its common stock during the fourth quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the Share Repurchase Program was increased from 2,500,000 to 3,500,000 shares. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

October 1 - October 31, 2013	-	$-	-	768,781
November 1 - November 30, 2013	-	-	-	768,781
December 1 - December 31, 2013	-	-	-	768,781
	-	$-	-	768,781

Stock Performance

The following graph compares the Corporation’s cumulative total shareholder return on its common stock for the five year period ended December 31, 2013 with the cumulative return of a broad equity market index and the Standard & Poor’s 500 Index (“S&P 500 Index”).   This presentation assumes $100 was invested in shares of the Corporation and each of the indices on December 31, 2008, and that dividends, if any, were immediately reinvested in additional shares.   The graph plots the value of the initial $100 investment at one-year intervals from December 31, 2008 through December 31, 2013.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Access National Corporation	100.00	124.03	136.69	189.29	299.53	370.59
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
SNl Bank Index	100.00	98.97	110.90	85.88	115.90	159.12

ITEM 6 – SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements for the five years ended December 31, 2013.  This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

	Selected Financial Data
	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except for Share and Per Share Data)
Income Statement Data:
Net interest income	$32,164	$31,551	$28,117	$25,029	$23,558
Provision for loan losses	675	1,515	1,149	2,816	6,064
Noninterest income	28,150	54,794	36,429	34,660	56,966
Noninterest expense	39,198	56,399	45,722	44,771	58,971
Income taxes	7,234	10,708	6,287	4,526	5,854
Net Income	$13,207	$17,723	$11,388	$7,576	$9,635

Per Share Data:
Earnings per share
Basic	1.28	1.73	1.11	0.72	0.93
Diluted	1.27	1.71	1.10	0.72	0.92
Cash dividends paid	1.11	0.95	0.13	0.04	0.04
Book value at period end	8.79	8.85	8.13	6.96	6.43

Balance Sheet Data:
Total assets	$847,182	$863,914	$809,758	$831,824	$666,879
Loans held for sale	24,353	111,542	95,126	82,244	76,232
Loans held for investment	687,055	616,978	569,400	491,529	486,564
Total investment securities (2)	92,829	80,711	85,824	124,307	43,095
Total deposits	572,972	671,496	645,013	627,848	466,645
Shareholders' equity	$91,134	$91,267	$82,815	$72,193	$67,778
Average shares outstanding, basic	10,319,802	10,253,656	10,277,801	10,503,383	10,391,348
Average shares outstanding, diluted	10,403,155	10,363,267	10,344,325	10,525,258	10,432,857

Performance Ratios:
Return on average assets	1.55%	2.15%	1.50%	0.98%	1.35%
Return on average equity	14.00%	19.68%	14.80%	10.85%	15.04%
Net interest margin (1)	3.85%	3.94%	3.82%	3.41%	3.42%

Efficiency Ratios:
Access National Bank	49.50%	51.71%	52.92%	59.02%	60.41%
Access National Mortgage Division	79.79%	70.19%	80.78%	84.72%	77.40%
Access National Corporation	64.99%	65.32%	70.84%	75.01%	73.23%

Asset Quality Ratios:
Allowance to period end loans	1.91%	2.03%	2.06%	2.14%	1.88%
Allowance to non-performing loans	518.19%	455.71%	175.12%	122.96%	129.79%
Net charge-offs to average loans	0.01%	0.13%	0.01%	0.30%	0.90%

(1) Net interest income divided by total average earning assets.
(2) Excludes restricted stock.

Table continued on next page

ITEM 6 – SELECTED FINANCIAL DATA continued

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except for Share and Per Share Data)
Average Balance Sheet Data:
Total assets	$854,572	$826,233	$758,994	$772,600	$714,970
Investment securities	97,260	105,520	105,042	107,940	69,758
Loans held for sale	42,667	78,543	51,774	63,868	65,780
Loans held for investment	648,744	583,724	520,062	475,726	490,393
Allowance for loan losses	12,924	11,994	11,123	9,485	8,065
Total deposits	678,531	672,693	565,450	572,139	519,477
Junior subordinated debentures	3,135	6,186	6,186	6,186	6,186
Total shareholders' equity	94,352	90,047	76,969	69,827	64,054

Capital Ratios:
Tier 1 risk-based capital	12.05%	14.10%	14.33%	14.25%	13.47%
Total risk-based capital	13.30%	15.35%	15.59%	15.51%	14.73%
Leverage capital ratio	10.93%	11.50%	10.78%	9.56%	10.73%
Tangible common equity ratio	10.76%	10.56%	10.23%	8.68%	10.16%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the Corporation and its subsidiaries financial condition at December 31, 2013 and 2012 and the results of operations for the years ended December 31, 2013, 2012 and 2011. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

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

Other Than Temporary Impairment of Investment Securities

Securities in the Bank’s investment portfolio are classified as either held-to-maturity or available-for-sale.  Securities classified as held-to-maturity are recorded at cost or amortized cost.  Available-for-sale securities are carried at fair value.  The estimated fair value of the available-for-sale portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary.  Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security.  A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.  At December 31, 2013 there were no securities in the securities portfolio with other than temporary impairment.

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

Executive Summary

The Corporation completed its fourteenth year of operation and recorded net income of $13.2 million or $1.27 per diluted common share in 2013 compared to $17.7 million or $1.71 per diluted common share and $11.4 million or $1.10 per diluted common share in 2012 and 2011, respectively. The decrease in net income over last year was due mainly to reduced loan origination volumes in the Mortgage Division, from $1.1 billion in 2012 to $575 million in 2013, a volume decrease of 49%.  To counteract the decrease in loan origination volumes, the Mortgage Division was able to reduce its overheard by 49%, from total operating expenses of $38.6 million in 2012 to $19.8 million in 2013.  In 2013, the Corporation was able to reduce interest expense by $1.5 million or 28% as the target federal funds rate remained at 0.25% throughout 2013 which contributed to the lower interest expense.  The increase in net income from 2011of $11.4 million to 2012 of $17.7 million was due mainly to record performance during 2012 by the Mortgage Division.  In 2012, gains realized from the sale of mortgage loans increased by $20.4 million or 58% from 2011, while noninterest expense increased by $10.7 million or 23%.

At December 31, 2013, assets totaled $847.2 million compared to $863.9 million at December 31, 2012, down $16.7 million or 2.0% from the prior year.  The decrease was due to the decrease in loans held for sale which were $24.4 million at December 31, 2013 compared to $111.5 million at December 31, 2012.  Offsetting the loans held for sale decrease was an increase in loans held for investment of $70.1 million, from $617.0 million at December 31, 2012 to $687.1 million at December 31, 2013.  The growth in loans held for investment was across all categories with the exception of commercial real estate – non-owner occupied.  The largest dollar growth occurred in the commercial loan portfolio due in part to our focus on small to medium sized businesses and providing credit facilities in conjunction with the U.S. Small Business Administration’s (“SBA”) guaranteed loan program.  The Bank continues to be one of the dominant SBA lenders in 7A loans in the greater Washington D.C. Metropolitan Area, as measured by dollar value of originations. The SBA lending activity is an important component of our focus on small businesses and expanding our core business relationships.

Investment securities totaled $92.8 million at December 31, 2013 compared to $80.7 million at December 31, 2012 as the Corporation continues to build its portfolio judiciously in a manner that is consistent with the Corporation’s planned liquidity and asset management goals.

Deposits totaled $573.0 million at December 31, 2013 compared to $671.5 million at December 31, 2012.  The $98.5 million decrease was due mainly to a $138.5 million reduction in Certificate of Deposit Account Registry Service (“CDARS”) reciprocal balances and brokered deposits and was offset by a $40.5 million increase in demand deposit accounts.  Management has utilized CDARS reciprocal balances and brokered deposits as a cost effective way to fund certain asset portfolio classes, namely the loans held for sale and the investment portfolio.  With the overall reduction in mortgage banking activity during 2013, management’s utilization of CDARS reciprocal balances and brokered deposits was reduced as noted by the decrease in those balances.

Non-performing assets (“NPA”) totaled approximately $2.5 million or 0.30% of total assets at December 31, 2013, down from $2.7 million or 0.32% of total assets at December 31, 2012.  NPAs are comprised of non-accrual loans solely at December 31, 2013, and 2012, as the Corporation did not have any other real estate owned. Included in non-accrual loans at December 31, 2013 is a restructured loan to one borrower which consisted of a commercial loan totaling $729 thousand.  The allowance for loan losses totaled $13.1 million or 1.9% of total loans held for investment as of December 31, 2013, compared to $12.5 million or 2.0% at December 31, 2012.

The economy continues to show signs of improvement with unemployment rates declining, and we are beginning to see price appreciation in the local residential real estate market. Notwithstanding the foregoing, there is no guarantee that these positive trends will continue.  Although we believe that the credit quality of our primary business and professional customers has stabilized and has begun to improve, we will continue to focus on improving the credit quality of our loan portfolio and reducing non-performing assets. The Corporation is optimistic going into 2014 with a strong capital base and being positioned for continued growth.

RESULTS OF OPERATIONS

Net income for 2013 totaled $13.2 million, or $1.27 per diluted common share compared to $17.7 million or $1.71 per diluted common share in 2012.  Net income in 2013 was favorably impacted by a decrease in interest expense, a decrease in the provision for loan losses, an increase in other noninterest income due to positive marks on our loans held for sale pipeline and hedging activity,  a decrease in total noninterest expense, and a decrease in the provision for income taxes; however, dramatic decreases in the gain on the sale of loans resulted in an overall $4.5 million decrease in net income when comparing 2013 to 2012.    During 2013 average loans held for investment increased $65.0 million and average loans held for sale decreased $35.9 million when comparing to 2012.  Average interest-bearing balances and federal funds sold increased $12.9 million from 2012 to 2013.

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

Net Interest Income

Net interest income is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, yields on earning assets and interest rate fluctuations. Net interest income totaled $32.2 million in 2013, up from $31.6 million in 2012.  Average noninterest-bearing deposits increased $46.3 million in 2013.  Net interest margin was 3.85% in 2013 and 3.94% in 2012, with the decrease primarily due to the weighted average rate earned on interest-earning assets decreasing 29 basis points to 4.29% in 2013 from 4.58% in 2012.

During 2013, total average earning assets increased by $35.2 million.  Average loans held for investment increased by $65.0 million, or 11.1%, while interest-bearing balances and federal funds sold increased $12.9 million, or 39.0%.  These increases were offset by a decrease in the average loans held for sale balance of $35.9 million, or 45.7%, and a decrease of $6.9 million, or 6.5%, in average securities balances.  On the funding side total average interest-bearing deposits and borrowings decreased by $19.4 million or 3.4%.  The volume decrease as well as a rate decrease in most categories of interest-bearing deposits and borrowings was enough to offset the rate decreases in all categories of interest-earning assets when combined with the volume increase in loans.

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
	December 31, 2013			December 31, 2012			December 31, 2011
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Securities	$98,501	$1,928	1.96%	$105,378	$2,266	2.15%	$105,964	$2,216	2.09%
Loans held for sale	42,667	1,505	3.53%	78,543	2,953	3.76%	51,774	2,176	4.20%
Loans(1)	648,744	32,336	4.98%	583,724	31,418	5.38%	520,062	30,632	5.89%
Interest-bearing balances and federal funds sold	46,217	107	0.23%	33,272	79	0.24%	58,128	143	0.25%
Total interest-earning assets	836,129	35,876	4.29%	800,917	36,716	4.58%	735,928	35,167	4.78%
Noninterest-earning assets:
Cash and due from banks	9,852			11,848			12,066
Premises, land and equipment	8,480			8,548			8,819
Other assets	13,035			16,914			13,304
Less: allowance for loan losses	(12,924)			(11,994)			(11,123)
Total noninterest-earning assets	18,443			25,316			23,066
Total Assets	$854,572			$826,233			$758,994

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$75,706	$148	0.20%	$63,203	$171	0.27%	$48,349	$227	0.47%
Money market deposit accounts	120,307	282	0.23%	119,621	484	0.40%	111,090	628	0.57%
Savings accounts	2,483	5	0.20%	2,587	4	0.15%	2,853	6	0.21%
Time deposits	287,364	3,051	1.06%	340,935	3,870	1.14%	303,009	4,343	1.43%
Total interest-bearing deposits	485,860	3,486	0.72%	526,346	4,529	0.86%	465,301	5,204	1.12%
Borrowings:
FHLB Advances	43,077	97	0.23%	11,141	65	0.58%	8,458	42	0.50%
Securities sold under agreements to repurchase and federal funds purchased	25,524	26	0.10%	26,744	38	0.14%	36,612	67	0.18%
Other short-term borrowings	-	-	0.00%	-	-	0.00%	20,681	114	0.55%
FHLB Long-term borrowings	-	-	0.00%	3,015	212	7.03%	6,196	219	3.53%
FDIC Term Note	-	-	0.00%	3,607	98	2.72%	30,081	1,191	3.96%
Subordinated Debentures	3,135	103	3.29%	6,186	223	3.60%	6,186	213	3.44%
Total borrowings	71,736	226	0.32%	50,693	636	1.25%	108,214	1,846	1.71%
Total interest-bearing deposits and borrowings	557,596	3,712	0.67%	577,039	5,165	0.90%	573,515	7,050	1.23%
Noninterest-bearing liabilities:
Demand deposits	192,671			146,347			100,149
Other liabilities	9,953			12,800			8,361
Total liabilities	760,220			736,186			682,025
Shareholders' Equity	94,352			90,047			76,969
Total Liabilities and Shareholders' Equity:	$854,572			$826,233			$758,994

Interest Spread(2)			3.63%			3.69%			3.55%

Net Interest Margin(3)		$32,164	3.85%		$31,551	3.94%		$28,117	3.82%

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

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31:

	Volume and Rate Analysis
	Years Ended December 31,
	2013 compared to 2012			2012 compared to 2011			2011 compared to 2010
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$(338)	$(142)	$(196)	$50	$(12)	$62	$(26)	$(36)	$10
Loans	(530)	1,475	(2,005)	1,563	4,880	(3,317)	117	1,898	(1,781)
Interest-bearing deposits	28	30	(2)	(64)	(60)	(4)	(67)	(70)	3

Total increase (decrease) in interest income	(840)	1,363	(2,203)	1,549	4,808	(3,259)	24	1,792	(1,768)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(23)	30	(53)	(56)	57	(113)	44	92	(48)
Money market deposit accounts	(202)	3	(205)	(144)	45	(189)	(717)	(193)	(524)
Savings accounts	1	-	1	(2)	(1)	(1)	(24)	(7)	(17)
Time deposits	(819)	(580)	(239)	(473)	501	(974)	(1,732)	(485)	(1,247)
Total interest-bearing deposits	(1,043)	(547)	(496)	(675)	602	(1,277)	(2,429)	(593)	(1,836)
FHLB Advances	32	92	(60)	23	15	8	(387)	(89)	(298)
Securities sold under agreements to repurchase	(12)	(2)	(10)	(29)	(16)	(13)	(38)	22	(60)
Other short-term borrowings	-	-	-	(114)	(57)	(57)	(114)	(44)	(70)
Long-term borrowings	(212)	(106)	(106)	(7)	(150)	143	(93)	(107)	14
FDIC Term note	(98)	(49)	(49)	(1,093)	(806)	(287)	-	3	(3)
Trust preferred	(120)	(102)	(18)	10	-	10	(3)	-	(3)

Total (decrease) increase in interest expense	(1,453)	(714)	(739)	(1,885)	(412)	(1,473)	(3,064)	(808)	(2,256)

Increase in net interest income	$613	$2,077	$(1,464)	$3,434	$5,220	$(1,786)	$3,088	$2,600	$488

Provision for Loan Losses

The provision for loan losses charged to operating expense in 2013 was $675 thousand compared $1.5 million in 2012 and $1.1 million in 2011.  The decrease in the provision for loan losses reflects the improved credit quality of the loan portfolio and the decrease in nonperforming assets.  The minor increase in the provision for loan losses between 2011 and 2012 is due to the growth in the loan portfolio rather than a decline in the credit quality of the loan portfolio.  The amount of the provision is determined by management to restore the allowance for loan losses to a level believed to be adequate to absorb inherent losses in the loan portfolio based on evaluations as of December 31, 2013.

Noninterest Income

Noninterest income consists of revenue generated from gains on sale of loans, service fees on deposit accounts, and other charges and fees.  The Mortgage Division provides the most significant contributions towards noninterest income and is subject to wide fluctuations due to the general interest rate environment and economic conditions. Total noninterest income was $28.2 million in 2013 compared to $54.8 million in 2012.  Gains on the sale of loans originated by the Mortgage Division totaled $21.1 million in 2013 compared to $55.7 million in 2012 due mainly to the mortgage loan volume decrease in 2013, to $575 million from $1.1 billion in 2012.  Partially offsetting this decrease in revenue were the gains recognized on hedging activities associated with the origination of mortgage loans held for sale.  When gains occur on instruments used to hedge interest rate risk the value of the loans being hedged decreases proportionately and is reflected in a reduced gain on the sale of loans.

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

Noninterest Expense

Noninterest expense totaled $39.2 million in 2013 compared to $56.4 million in 2012. Compensation and employee benefits, the largest component of noninterest expense, totaled $25.3 million in 2013 compared to $31.5 million in 2012, a decrease of $6.2 million or 19.7%.  The decrease is due to a combination of decreased staffing in the Mortgage Division in response to the decreased mortgage loan production as well as a decrease in performance-based compensation in the Mortgage Division as a result of the decrease in revenue generated in 2013. Other operating expense totaled $11.3 million in 2013, down from $22.2 million for the year ended December 31, 2012, a decrease of $10.9 million, or 49.0%.  The categories impacted by the decline in the Mortgage Division activity made up the majority of the decreases in other operating expenses, namely management fees, advertising, investor fees and the provision for loans held for sale.  A further breakdown of other operating expenses is provided for in Note 15 of the consolidated financial statements.

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

Income Taxes

Income tax expense totaled $7.2 million in 2013 compared to $10.7 million in 2012 and $6.3 million in 2011, a decrease of $3.5 million and an increase of $4.4 million, respectively. The decrease in taxes between 2013 and 2012 was due to the decrease of $8.0 million in pre-tax earnings for those years while the increase in taxes between 2012 and 2011 was due to the increase of $10.8 million in pre-tax earnings for those years.  Note 7 to the consolidated financial statements shows the components of federal income tax.

Quarterly Results (unaudited)

The following is a summary of the results of operations for each quarter of 2013, 2012 and 2011.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
2013	(In Thousands, Except for Per Share Data)

Total interest income	$9,156	$9,086	$8,741	$8,893	$35,876
Total interest expense	1,067	1,034	830	781	3,712
Net interest income	8,089	8,052	7,911	8,112	32,164
Provision for loan losses	225	-	450	-	675
Net interest income after provision for loan losses	7,864	8,052	7,461	8,112	31,489
Total noninterest income	10,844	8,023	5,079	4,204	28,150
Total noninterest expense	12,655	10,533	8,637	7,373	39,198
Income tax expense	2,369	2,018	1,098	1,749	7,234
Net income	$3,684	$3,524	$2,805	$3,194	$13,207

Earnings Per Share:
Basic	$0.36	$0.34	$0.27	$0.31	$1.28
Diluted	$0.35	$0.34	$0.27	$0.31	$1.27

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
2012	(In Thousands, Except for Per Share Data)

Total interest income	$9,351	$9,002	$9,172	$9,191	$36,716
Total interest expense	1,483	1,270	1,193	1,219	5,165
Net interest income	7,868	7,732	7,979	7,972	31,551
Provision for loan losses	718	472	150	175	1,515
Net interest income after provision for loan losses	7,150	7,260	7,829	7,797	30,036
Total noninterest income	12,101	13,732	12,725	16,236	54,794
Total noninterest expense	13,763	14,411	14,064	14,161	56,399
Income tax expense	2,050	2,691	2,358	3,609	10,708
Net income	$3,438	$3,890	$4,132	$6,263	$17,723

Earnings Per Share:
Basic	$0.34	$0.38	$0.40	$0.61	$1.73
Diluted	$0.33	$0.38	$0.40	$0.60	$1.71

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
2011	(In Thousands, Except for Per Share Data)

Total interest income	$8,570	$8,529	$8,876	$9,192	$35,167
Total interest expense	2,003	1,682	1,670	1,695	7,050
Net interest income	6,567	6,847	7,206	7,497	28,117
Provision for loan losses	223	(2)	715	213	1,149
Net interest income after provision for loan losses	6,344	6,849	6,491	7,284	26,968
Total noninterest income	5,839	8,100	10,702	11,788	36,429
Total noninterest expense	8,631	10,803	12,374	13,914	45,722
Income tax expense	1,265	1,475	1,706	1,841	6,287
Net income	$2,287	$2,671	$3,113	$3,317	$11,388

Earnings Per Share:
Basic	$0.22	$0.26	$0.30	$0.33	$1.11
Diluted	$0.22	$0.26	$0.30	$0.32	$1.10

FINANCIAL CONDITION

Summary

Total assets at December 31, 2013 were $847.2 million compared to $863.9 million at December 31, 2012, a decrease of $16.7 million.  The decrease in total assets was due mainly to a $87.2 million decrease in loans held for sale which was offset by a $69.4 million net growth in loans held for investment.

The following discussions by major categories explain the changes in financial condition.

Cash and Due From Banks

Cash and due from banks represents cash and noninterest-bearing balances at other banks and cash letters in process of collection at the FRB.  At December 31, 2013 cash and due from banks totaled $8.1 million compared to $15.7 million at December 31, 2012.  The balance fluctuates depending on the volume of cash letters in process of collection at the FRB.

Interest-Bearing Deposits in Other Banks and Federal Funds Sold

At December 31, 2013 interest-bearing balances in other banks totaled $15.3 million compared to $22.2 million at December 31, 2012.  These balances are maintained at the FRB and the FHLB of Atlanta and provide liquidity for managing daily cash inflows and outflows from deposits and loans. The reduction in interest-bearing deposits and federal funds sold was used to fund investment securities growth.

Investment Securities

The Corporation’s investment securities portfolio is comprised of U.S. Government Agency securities, municipal securities, CRA mutual fund, mortgage backed securities issued by U.S. government sponsored agencies, corporate bonds, and other asset backed securities. The investment portfolio is used to provide liquidity and as a tool for managing interest sensitivity in the balance sheet, while generating income.

At December 31, 2013, securities totaled $92.8 million compared to $80.7 million at December 31, 2012, an increase of $12.1 million. The increase is in response to management’s planned liquidity and asset management goals.  The securities portfolio at December 31, 2013 is comprised of $76.6 million in securities classified as available-for-sale and $16.3 million in securities classified as held-to-maturity. Securities classified as available-for-sale are carried at fair market value.  Unrealized gains and losses are recorded directly to a separate component of shareholders' equity. Held-to-maturity securities are carried at cost or amortized cost.

The following tables present the types, amounts and maturity distribution of the investment securities portfolio.

	Maturity Schedule of Investment Securities
	Year Ended December 31, 2013
	After One Year		After Five Years		After Ten Years
	But Within		But Within		and
	Five Years		Ten Years		Over		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
Investment securities available-for-sale (1)
US Government agency	$4,329	1.63%	$22,532	1.93%	$7,271	1.87%	$34,132	1.88%
Mortgage backed	-	-	8,219	1.70%	19,433	1.64%	27,652	1.66%
Corporate bonds	4,123	2.89%	1,896	3.06%	-	-	6,019	2.94%
Asset backed securities	-		1,000	2.17%	5,643	0.99%	6,643	1.17%
Municipals - nontaxable	-	-	-	-	695	1.65%	695	1.65%
	$8,452	2.24%	$33,647	1.94%	$33,042	1.58%	$75,141	1.82%

Investment securities Held-to-maturity
US Government agency	$9,999	1.43%	$4,984	3.03%	$-	-	$14,983	1.96%
Municipals - nontaxable	-	-	-	-	868	1.75%	868	1.75%
Municipals	-	-	426	3.03%	-	-%	426	3.03%
	$9,999	1.43%	$5,410	3.03%	$868	1.75%	$16,277	1.98%

(1) Excludes FRB Stock, and FHLB Stock, and CRA Mutual Fund

Loans

Loans held for investment totaled $687.1 million at December 31, 2013 compared to $617.0 million at December 31, 2012.  During 2013, loan demand increased over 2012 as local economic conditions improved. Commercial loans increased $32.8 million from year end 2012 while residential real estate increased $29.1 million during 2013.

The Bank concentrates on providing banking services to small and medium sized businesses and professionals in our market area. As of December 31, 2013 we did not have any exposure to builders or developers in our commercial real estate portfolio. Our loan officers maintain a professional relationship with our clients and are responsive to their financial needs.  They are directly involved in the community, and it is this involvement and commitment that leads to referrals and continued growth.  The composition and growth of our loan portfolio reflects our success in deployment of this strategy.

Loans held for sale totaled $24.4 million at December 31, 2013 compared to $111.5 million at December 31, 2012, a decrease of $87.1 million.  The level of loans held for sale fluctuates with the volume of loans originated during the month and the timing of loans purchased by investors.  Loan origination volume including brokered loans totaled $575.0 million in 2013 compared to $1.1 billion in 2012 due primarily to a decrease in re-financing activity as loan interest rates rose in the second quarter of 2013.

The following tables present the major classifications and maturity distribution of loans held for investment at December 31:

	Composition of Loan Portfolio
	Year Ended December 31,
	2013		2012		2011		2010		2009
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$196,804	28.65%	$182,655	29.60%	$171,599	30.14%	$137,169	27.91%	$128,859	26.49%
Commercial real estate - non-owner occupied	90,676	13.20	107,213	17.38	104,976	18.44	80,830	16.44	91,442	18.79
Residential real estate	173,639	25.27	144,521	23.43	128,485	22.56	137,752	28.02	150,792	30.99
Commercial	182,220	26.52	149,389	24.21	131,816	23.15	94,798	19.29	72,628	14.93
Real estate construction	38,842	5.65	30,038	4.87	29,705	5.22	38,093	7.75	41,508	8.53
Consumer	4,874	0.71	3,162	0.51	2,819	0.49	2,887	0.59	1,335	0.27
Total loans	$687,055	100.00%	$616,978	100.00%	$569,400	100.00%	$491,529	100.00%	$486,564	100.00%

	Loan Maturity Distribution
	Year Ended December 31, 2013
	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
	(In Thousands)
Commercial real estate - owner occupied	$4,304	$13,607	$46,382	$132,511	$196,804
Commercial real estate - non-owner occupied	1,257	8,504	28,211	52,704	90,676
Residential real estate	4,153	8,198	49,575	111,713	173,639
Commercial	14,254	60,788	43,268	63,910	182,220
Real estate construction	4,042	20,634	8,898	5,268	38,842
Consumer and other	418	88	3,692	676	4,874
Total	$28,428	$111,819	$180,026	$366,782	$687,055

Loans with fixed interest rates	$7,137	$11,785	$85,803	$127,021	$231,746
Loans with floating interest rates	21,291	100,034	94,223	239,761	455,309
Total	$28,428	$111,819	$180,026	$366,782	$687,055

Allowance for Loan Losses

The allowance for loan losses totaled $13.1 million at December 31, 2013 compared to $12.5 million at year end 2012.  The allowance for loan losses was equivalent to 1.9% of total loans held for investment at December 31, 2013 and 2.0% at December 31, 2012. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly.  Charge-offs are taken when a loan is identified as uncollectible.

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

The following tables present an analysis of the allowance for loan losses for the periods indicated.

	Allowance for Loan Losses
	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Balance, beginning of year	$12,500	$11,738	$10,527	$9,127	$7,462

Provision for loan losses	675	1,515	1,149	2,816	6,064

Charge-offs:
Commercial real estate - owner occupied	-	429	344	624	584
Commercial real estate - non-owner occupied	-	103	-	-	1,064
Residential real estate	97	790	596	875	851
Commercial	444	808	292	501	1,541
Real estate construction	-	-	-	48	1,247
Consumer	-	35	-	-	23
Total charge-offs	541	2,165	1,232	2,048	5,310
Recoveries:
Commercial real estate - owner occupied	-	-	405	20	159
Commercial real estate - non-owner occupied	199	416	234	89	135
Residential real estate	111	410	89	38	79
Commercial	179	566	536	385	374
Real estate construction	-	-	30	99	66
Consumer	13	20	-	1	98
Total recoveries	502	1,412	1,294	632	911
Net (charge-offs) recoveries	(39)	(753)	62	(1,416)	(4,399)

Balance, end of year	$13,136	$12,500	$11,738	$10,527	$9,127

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.13%	-0.01%	0.30%	0.90%

	Allocation of the Allowance for Loan Losses
	Year Ended December 31,
	2013	Percentage of total	2012	Percentage of total	2011	Percentage of total	2010	Percentage of total	2009	Percentage of total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$3,763	28.65%	$3,701	29.61%	$3,634	30.96%	$3,134	29.77%	$2,533	27.75%
Commercial real estate - non-owner occupied	1,734	13.20	2,173	17.39	1,747	14.88	2,173	20.64	1,865	20.43
Residential real estate	3,320	25.27	2,924	23.39	2,874	24.48	2,930	27.83	2,517	27.58
Commercial	3,484	26.52	3,028	24.22	3,021	25.74	1,509	14.33	1,563	17.13
Real estate construction	743	5.66	610	4.88	423	3.60	758	7.20	539	5.91
Consumer	92	0.70	64	0.51	39	0.34	23	0.23	110	1.20
Total	$13,136	100.00%	$12,500	100.00%	$11,738	100.00%	$10,527	100.00%	$9,127	100.00%

Non-performing Assets And Loans Past Due

The following table presents information with respect to non-performing assets and 90 day delinquencies as of the dates indicated.

	Non-performing Assets and Accruing Loans Past Due 90 Days or More
	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)
Non-accrual loans:
Commercial real estate - owner occupied	$-	$-	$2,694	$6,345	$3,631
Commercial real estate - non-owner occupied	-	-	321	367	-
Residential real estate	871	922	2,249	949	1,504
Commercial	1,664	1,821	1,439	900	208
Real estate construction	-	-	-	-	1,689
Consumer	-	-	-	-	-
Total non-accrual loans	2,535	2,743	6,703	8,561	7,032

Other real estate owned ("OREO")	-	-	-	1,859	5,111

Total non-performing assets	$2,535	$2,743	$6,703	$10,420	$12,143

Restructured loans included above in non-accrual loans	$931	$759	$1,428	$958	$-

Ratio of non-performing assets to:
Total loans plus OREO	0.37%	0.44%	1.18%	2.11%	2.47%

Total assets	0.30%	0.32%	0.83%	1.25%	1.82%

Accruing past due loans:
90 or more days past due	$-	$-	$-	$333	$-

Non-accrual loans totaled $2.5 million at December 31, 2013 and were comprised of nine borrowers.  The loans are carried at the current net realizable value after consideration of $88 thousand in specific reserves.  Included in non-accrual loans at December 31, 2013 is a restructured commercial loan in the amount of $729 thousand and a restructured residential real estate loan in the amount of $202 thousand.  There were no restructured loans prior to 2010. The Bank considers restructurings of loans to troubled borrowers when it is deemed to be beneficial to the borrower and improves the prospects for complete recovery of the debt.

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

Deposits

Deposits totaled $573.0 million at December 31, 2013 and were comprised of noninterest-bearing demand deposits in the amount of $190.0 million, savings and interest-bearing deposits in the amount of $200.2 million, and time deposits in the amount of $182.9 million.  Total deposits decreased $98.5 million from December 31, 2012.  Noninterest-bearing deposits increased $25.7 million from $164.2 million at December 31, 2012 to $190.0 million at December 31, 2013.  This increase in noninterest-bearing accounts is due to a combination of new accounts and increased balances in existing commercial accounts at year end.  Savings and interest-bearing deposit accounts increased $12.2 million from $188.0 million at December 31, 2012 to $200.2 million at December 31, 2013.  Time deposits decreased $136.5 million and totaled $182.9 million at December 31, 2013 compared to $319.3 million in 2012.  The decrease in time deposits is due mainly to a $138.5 million reduction in brokered deposits and CDARS reciprocal balances.  Management has utilized brokered deposits and CDARS reciprocal balances as a cost effective way to fund certain asset portfolio classes, namely the loans held for sale and the investment portfolio.  With the overall reduction in mortgage banking activity during 2013, management’s utilization of brokered deposits and CDARS reciprocal balances was reduced as noted by the decrease in those balances.

We use wholesale funding or brokered deposits to supplement traditional customer deposits for liquidity and to maintain our desired interest rate risk position. Together with FHLB borrowings we use brokered deposits to fund the short-term cash needs associated with the LHFS activities discussed under “Loans” as well as other funding needs. Brokered deposits totaled $76.9 million at December 31, 2013, which included $62.8 million in CDARS deposits as compared to $215.1 million at December 31, 2012, which included $185.9 million in CDARS deposits.

Through CDARS our depositors are able to obtain FDIC insurance of up to $50 million.  The FDIC currently classifies CDARS deposits as brokered deposits, even though the deposits originate from our customers.  These deposits are placed at other participating financial institutions to obtain FDIC insurance, and we receive a reciprocal amount in return from these financial institutions.

True brokered deposits have declined from $29.3 million at December 31, 2012 to $14.1 million at December 31, 2013.   These deposits are not at premium rates and are frequently below retail interest rates.  Brokered deposits are viewed by many as being volatile and unstable; however, unlike retail certificates of deposit, there are no early withdrawal options on brokered certificates of deposit for any reason other than death of the underlying depositors.  Brokered deposits provide funding flexibility and can be renewed at maturity, allowed to roll off or increased or decreased without any impact on core deposit relationships.

We manage the roll over risk of all deposits by maintaining liquid assets in the form of interest-bearing balances at the FRB and FHLB as well as investment securities available-for-sale and loans held for sale.  In addition we also maintain lines of credit with the FHLB, FRB, and correspondent banks.  At December 31, 2013 there was $169.2 million available under these lines of credit.

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

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2013, 2012, and 2011 are presented below.

	Average Deposits and Average Rates Paid
	Year Ended December 31,
	2013			2012			2011
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-bearing demand deposits	$75,706	$148	0.20%	$63,203	$171	0.27%	$48,349	$227	0.47%
Money market deposit accounts	120,307	282	0.23%	119,621	484	0.40%	111,090	628	0.57%
Savings accounts	2,483	5	0.20%	2,587	4	0.15%	2,853	6	0.21%
Time deposits	287,364	3,051	1.06%	340,935	3,870	1.14%	303,009	4,343	1.43%
Total interest-bearing deposits	$485,860	$3,486	0.72%	$526,346	$4,529	0.86%	$465,301	$5,204	1.12%
Noninterest-bearing demand deposits	192,671			146,347			100,149
Total deposits	$678,531			$672,693			$565,450

The table below presents the maturity distribution of time deposits at December 31, 2013.

	Certificate of Deposit Maturity Distribution
	Year Ended December 31, 2013
	Three months	Over three	Over
	or less	through twelve months	twelve months	Total
	(In Thousands)
Less than $100,000	$6,572	$15,024	$27,441	$49,037
Greater than or equal to $100,000	44,897	47,428	41,506	133,831
	$51,469	$62,452	$68,947	$182,868

Borrowings

Borrowed funds generally consist of advances from the FHLB, securities sold under agreements to repurchase, and federal funds purchased. At December 31, 2013 borrowed funds totaled $172.9 million, compared to $89.3 million at December 31, 2012.  Short-term borrowings increased from $83.1 million at December 31, 2012 to $172.9 million at December 31, 2013.  The increase in short-term borrowings at year-end was due mainly to a favorable spread between the borrowing rate and the rate at which we were able to invest the borrowed funds short-term.

Securities sold under agreements to repurchase represent overnight investment of funds from commercial checking accounts pursuant to sweep agreements which enable our corporate clients to receive interest on their excess funds.
The following table provides a breakdown of all borrowed funds.

	Borrowed Funds Distribution
	Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB advances	$145,000	$45,000	$-
Securities sold under agreements to repurchase	27,855	38,091	29,904
Commercial paper	-	-	-
U.S. Treasury demand note	-	-	-
FHLB long-term borrowings	-	-	4,821
FDIC term note	-	-	30,000
Subordinated debentures	-	6,186	6,186
Total at period end	$172,855	$89,277	$70,911

	Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB advances	$43,077	$11,141	$8,458
Securities sold under agreements to repurchase	25,524	26,703	36,571
Commercial paper	-	-	19,035
U.S. Treasury demand note	-	-	1,646
FHLB long-term borrowings	-	3,015	6,196
FDIC term note	-	3,607	30,081
Subordinated debentures	3,135	6,186	6,186
Federal funds purchased	-	41	41
Total average balance	$71,736	$50,693	$108,214

Average rate paid on all borrowed funds	0.32%	1.25%	1.71%

	Year Ended December 31,
	2013			2012
	(Dollars In Thousands)
Average rate paid on all borrowed funds	Average Balances	Expense	Yield	Average Balances	Expense	Yield
FHLB advances	$43,077	$97	0.23%	$11,141	$65	0.58%
Securities sold under agreements to repurchase	25,524	26	0.10%	26,703	38	0.14%
FHLB long term borrowings	-	-	0.00%	3,015	212	7.03%
FDIC term note	-	-	0.00%	3,607	98	2.72%
Subordinated debentures	3,135	103	3.29%	6,186	223	3.60%
Fed funds purchased	-	-	0.00%	41	-	0.00%
	$71,736	$226	0.32%	$50,693	$636	1.25%

Maximum balances at any given month-end during the periods of analysis are reflected in the following table:

	Year Ended December 31,
	2013		2012		2011
	Maximum Balance at		Maximum Balance at		Maximum Balance at
	any month-end		any month-end		any month-end
	(Dollars In Thousands)
FHLB advances	$145,000	December	$45,000	December	$40,000	May
Securities sold under agreements to repurchase	32,531	February	38,091	December	39,553	April
Commercial paper	-		-		32,299	January
US Treasury demand note	-		-		4,000	May
FHLB long term borrowings	-		4,821	February	7,036	February
FDIC term note	-		30,000	January	30,000	December
Subordinated debentures	6,186	June	6,186	December	6,186	December

Shareholders’ Equity

Shareholders’ equity totaled $91.1 million at December 31, 2013, compared to $91.3 million at December 31, 2012. Major changes in shareholders’ equity during 2013 include net income of $13.2 million, $773 thousand from proceeds of stock options exercised, and stock based compensation of $195 thousand less shares repurchased of $765 thousand, an unrealized comprehensive loss on available-for-sale securities of  $2.1 million, and cash dividends paid of $11.5 million.  The 2013 dividends paid include the special non-routine cash dividend of $0.70 per share discussed in more detail under “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain.  These risk-based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet.  Both the Corporation and Bank are classified as well capitalized, which is the highest rating.  The Corporation’s capital strategy is to remain well capitalized under regulatory standards and maintain a minimum tangible common equity to asset ratio of 8.00%.

The table below presents an analysis of risk-based capital and outlines the regulatory components of capital and risk-based capital ratios for the Corporation.

	Risk Based Capital Analysis
	Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$8,659	$8,615	$8,511
Additional paid in capital	17,320	17,155	16,716
Retained earnings	67,121	65,404	57,529
Subordinated debt (trust preferred debenture)	-	6,000	6,000
Less: Disallowed servicing assets and loss on equity security	(313)	(80)	(112)
Total Tier 1 Capital	$92,787	$97,094	$88,644

Allowance for loan losses	9,680	8,664	7,788

Total Risk Based Capital	$102,467	$105,758	$96,432

Risk weighted assets	$770,276	$688,782	$618,746

Quarterly average assets	$848,886	$844,256	$821,995

Capital Ratios:
Tier 1 risk based capital ratio	12.05%	14.10%	14.33%
Total risk based capital ratio	13.30%	15.35%	15.59%
Leverage ratio	10.93%	11.50%	10.78%

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities.  Other short-term investments such as federal funds sold and interest-bearing deposits with other banks are additional sources of liquidity funding.  At December 31, 2013, overnight interest-bearing balances totaled $15.3 million and securities available-for-sale totaled $76.6 million.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings.  At December 31, 2013, the Bank had a line of credit with the FHLB totaling $253.8 million and a short-term borrowing of $145 million leaving approximately $108.8 million available on the line.  In addition to the line of credit at the FHLB, the Bank issues repurchase agreements.  As of December 31, 2013, outstanding repurchase agreements totaled $27.9 million.  The interest rate on these instruments is variable and subject to change daily.  The Bank also maintains federal funds lines of credit with its correspondent banks and, at December 31, 2013, these lines amounted to $60.5 million.

The Bank relies on deposits and other short and long-term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider. The Corporation expects its short and long-term sources of liquidity and capital to remain adequate to support expected growth.

Contractual Obligations

The following table summarizes the Corporation’s significant fixed and determinable contractual obligations to make future payments as of December 31, 2013.

	December 31, 2013
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
	(In Thousands)
Certificates of deposit	$113,921	$44,221	$24,726	$182,868
FHLB Advances	145,000	-	-	145,000
Securities sold under agreements to repurchase	27,855	-	-	27,855
Leases	341	511	386	1,238
Total	$287,117	$44,732	$25,112	$356,961

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

Off Balance Sheet Items

During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2013, these commitments amounted to $236.6 million.  Included in this balance are $4.1 million in performance standby letters of credit. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

The Mortgage Division had open forward contracts at December 31, 2013 totaling $16.0 million.  See Notes 8 and 9 to the consolidated financial statements for further information.

The Mortgage Division has agreements with a variety of counterparties to whom mortgage loans are sold on a non-recourse basis. As customary in the industry, the agreements require the Mortgage Division to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance.  Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of the Mortgage Division for loans that contain covered deficiencies.  The overall economic conditions, continued high unemployment, and weak values in the housing market has created a heightened risk of loss due to the representations and warranties associated with sold mortgage loans.   The Mortgage Division has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The amount of the provision and adequacy of the reserve is recommended by management and approved by the Board no less than quarterly.  Management estimates the reserve based upon an analysis of historical loss experiences and actual settlements with our counterparties. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve equals or exceeds the estimate of loss.  Claims in process are recognized in the period received, actively monitored and subject to validation prior to payment.  Often times, claims are not factually validated and the claim is rescinded.  Once claims are validated and the actual or potential loss is agreed upon with the counterparty, the reserve is charged and a cash payment is made to settle the claim.  The loan performance data of sold loans is not always made available to the Mortgage Division by the counterparties, thereby making it difficult to estimate the timing and amount of claims until such time as claims are actually presented. Through careful monitoring and conservative estimates, the balance of the reserve has adequately provided for all claims since established. At December 31, 2013 and 2012 the balance in this reserve totaled approximately $4.6 million and $4.4 million, respectively, and is included in “Other liabilities and accrued expenses” on the balance sheet.

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates.  The simulation model projects net interest income based on various interest rate scenarios over a twelve month period.  The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities.  The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2013.  The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet.  According to the model run for the period ended December 31, 2013, over a twelve month period an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 2.41%.  An immediate 200 basis points increase in interest rates would result in an increase in net interest income by 5.50%.  A 100 basis points decrease in interest rates would result in a negative variance in net interest income and is considered unlikely given current interest rate levels. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Access National Corporation
Reston, Virginia

We have audited the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP
Richmond, Virginia
March 14, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Access National Corporation
Reston, Virginia

We have audited Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Access National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Access National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP
Richmond, Virginia
March 14, 2014

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share and Per Share Data)

	Year Ended December 31,
	2013	2012
Assets

Cash and due from banks	$8,117	$15,735
Interest-bearing deposits in other banks and federal funds sold	15,302	22,206

Securities available-for-sale, at fair value	76,552	35,759
Securities held-to-maturity, at amortized cost (fair value of $15,659 and $45,308)	16,277	44,952
Total investment securities	92,829	80,711

Restricted stock	8,559	4,237
Loans held for sale	24,353	111,542
Loans, net of allowance for loan losses 2013 - $13,136; 2012 - $12,500	673,919	604,478
Premises and equipment, net	8,389	8,517
Accrued interest receivable and other assets	15,714	16,488
Total assets	$847,182	$863,914

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing demand deposits	$189,908	$164,161
Savings and interest-bearing deposits	200,196	187,997
Time deposits	182,868	319,338
Total deposits	572,972	671,496

Short-term borrowings	172,855	83,091
Subordinated debentures	-	6,186
Other liabilities and accrued expenses	10,221	11,874
Total liabilities	756,048	772,647

Shareholders' Equity
Common stock, par value $0.835, authorized 60,000,000 shares, issued and outstanding, 2013 - 10,369,420 and 2012 - 10,317,767	8,659	8,615
Additional paid-in capital	17,320	17,155
Retained earnings	67,121	65,404
Accumulated other comprehensive income (loss), net	(1,966)	93
Total shareholders' equity	91,134	91,267
Total liabilities and shareholders' equity	$847,182	$863,914

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share Data)

	Year Ended December 31,
	2013	2012	2011
Interest and Dividend Income
Loans	$33,841	$34,371	$32,808
Interest-bearing deposits and federal funds sold	107	79	143
Securities	1,928	2,266	2,216
Total interest and dividend income	35,876	36,716	35,167

Interest Expense
Deposits	3,486	4,529	5,204
Short-term borrowings	123	201	1,414
Long-term borrowings	-	212	219
Subordinated debentures	103	223	213
Total interest expense	3,712	5,165	7,050

Net interest income	32,164	31,551	28,117
Provision for loan losses	675	1,515	1,149
Net interest income after provision for loan losses	31,489	30,036	26,968

Noninterest Income
Service fees on deposit accounts	691	666	693
Gain on sale of loans	21,109	55,749	35,345
Mortgage broker fee income	83	54	627
Other income	6,267	(1,675)	(236)
Total noninterest income	28,150	54,794	36,429

Noninterest Expense
Compensation and employee benefits	25,289	31,481	25,415
Occupancy	1,660	1,720	2,152
Furniture and equipment	919	1,002	779
Other	11,330	22,196	17,376
Total noninterest expense	39,198	56,399	45,722

Income before income taxes	20,441	28,431	17,675

Provision for income taxes	7,234	10,708	6,287
Net Income	$13,207	$17,723	$11,388

Earnings per common share:
Basic	$1.28	$1.73	$1.11
Diluted	$1.27	$1.71	$1.10

Average outstanding shares:
Basic	10,319,802	10,253,656	10,277,801
Diluted	10,403,155	10,363,267	10,344,325

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$13,207	$17,723	$11,388
Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains arising during period	(3,168)	54	2,810
Tax effect	1,109	(20)	(956)
Net of tax amount	(2,059)	34	1,854
Comprehensive income	$11,148	$17,757	$13,242

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share Data)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2010	$8,664	$17,794	$47,530	$(1,795)	$72,193

Comprehensive income:
Net income	-	-	11,388	-	11,388
Other comprehensive income,				1,854	1,854
Stock options exercised (55,975 shares)	46	301	-	-	347
Repurchase of common stock under share repurchase program (239,495 shares)	(199)	(1,592)	-	-	(1,791)
Cash dividend	-	-	(1,389)	-	(1,389)
Stock-based compensation expense recognized in earnings	-	213	-	-	213

Balance, December 31, 2011	$8,511	$16,716	$57,529	$59	$82,815

Comprehensive income:
Net income	-	-	17,723	-	17,723
Other comprehensive income,				34	34
Stock options exercised (199,418 shares)	166	916	-	-	1,082
Repurchase of common stock under share repurchase program (74,300 shares)	(62)	(708)	-	-	(770)
Cash dividend	-	-	(9,848)	-	(9,848)
Stock-based compensation expense recognized in earnings	-	231	-	-	231

Balance, December 31, 2012	$8,615	$17,155	$65,404	$93	$91,267

Comprehensive income:
Net income	-	-	13,207	-	13,207
Other comprehensive income,	-	-	-	(2,059)	(2,059)
Stock options exercised (113,107 shares)	95	678	-	-	773
Repurchase of common stock under share repurchase program (61,454 shares)	(51)	(714)	-	-	(765)
Excess tax benefits from stock-based payment arrangements	-	6	-	-	6
Cash dividend	-	-	(11,490)	-	(11,490)
Stock-based compensation expense recognized in earnings	-	195	-	-	195

Balance, December 31, 2013	$8,659	$17,320	$67,121	$(1,966)	$91,134

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$13,207	$17,723	$11,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans held for investment	675	1,515	1,149
Provision for losses on mortgage loans sold	388	2,510	966
Provision for off balance sheet losses	153	156	-
Writedown of other real estate owned	-	-	310
Gain on other real estate owned	-	-	(1,325)
Excess tax benefits	6	-	-
Deferred tax benefit	89	(1,061)	(618)
Stock-based compensation	195	231	213
Valuation allowance on derivatives	370	(526)	341
Net amortization (accretion) on securities	383	105	(16)
Depreciation and amortization	478	427	448
Loss on disposal of fixed assets	(1)	-	39
Changes in assets and liabilities:
Valuation of loans held for sale carried at fair value	4,147	(706)	(2,878)
Originations of loans held for sale	(574,951)	(1,128,305)	(796,991)
Proceeds from sales of loans held for sale	657,993	1,112,594	786,988
Decrease in other assets	901	30	1,560
(Decrease) increase in other liabilities	(1,690)	(1,851)	1,839
Net cash provided by operating activities	102,343	2,842	3,413
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available-for-sale	30,518	54,543	106,709
Purchases of securities available-for-sale	(79,196)	(45,106)	(24,640)
Proceeds from maturities and calls of securities held-to-maturity	30,000	40,000	-
Purchase of securities held-to-maturity	(1,315)	(44,947)	(39,987)
Net increase in loans	(70,116)	(48,331)	(81,535)
Proceeds from sale of equipment	10	-	-
Proceeds from sales of other real estate owned	-	-	6,600
Purchases of premises, equipment and software	(338)	(281)	(232)
Net cash used in investing activities	(90,437)	(44,122)	(33,085)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	37,947	56,267	53,567
Net (decrease) increase in time deposits	(136,471)	(29,785)	(36,401)
Net increase (decrease) in securities sold under agreement to repurchase	(10,236)	8,187	(11,144)
Net increase (decrease) in other short-term borrowings	100,000	15,000	(39,300)
Decrease in long-term borrowings	(6,186)	(4,821)	(2,214)
Proceeds from issuance of common stock	773	1,082	347
Repurchase of common stock	(765)	(770)	(1,791)
Dividends paid	(11,490)	(9,848)	(1,389)
Net cash provided by (used in) financing activities	(26,428)	35,312	(38,325)

(Decrease) increase in cash and cash equivalents	(14,522)	(5,968)	(67,997)
Cash and Cash Equivalents
Beginning	37,941	43,909	111,906
Ending	$23,419	$37,941	$43,909
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,811	$5,638	$7,421
Cash payments for income taxes	$8,451	$10,276	$6,831
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$(3,168)	$54	$2,810
Loans transferred to other real estate owned	$-	$-	$3,726

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

Restrictions on Cash and Cash Equivalents - As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the FRB. At December 31, 2013 and 2012, the amount of daily average required balances were approximately $449 thousand and $421 thousand, respectively. The Mortgage Division held escrow deposits in conjunction with mortgage loans totaling $200 thousand and $728 thousand at December 31, 2013 and December 31, 2012, respectively.

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

Real Estate Owned - Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs.  Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value.  Fair value estimates are based on recent appraisals and current market conditions.  Gains or losses on sales of real estate owned are recognized upon disposition.  Real estate owned is included in other assets.  At December 31, 2013 and 2012 the Corporation did not have any real estate owned.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. The provisions of ASU 2013-02 are effective for periods beginning after December 15, 2012, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Upon adoption of the provisions of ASU 2013-02 on January 1, 2013, the Corporation revised its financial statements and disclosures accordingly.

In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects”.  This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes.  The amendments in the ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Those not electing the proportional amortization method would account for the investment using the equity method or cost method.  The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2014.  The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors”.  ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property during a foreclosure.  ASU 2014-04 establishes a loan receivable should be derecognized and the real estate property recognized upon the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan.  The provisions of ASU 2014-04 are effective for annual periods beginning after December 15, 2014.  The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

Note 2. Securities

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at December 31, 2013 and 2012.  Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts.  Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

	Year Ended December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

		(In Thousands)
Available-for-sale:
U.S. Government agencies	$35,928	$-	$(1,796)	$34,132
Mortgage backed securities	28,770	53	(1,171)	27,652
Corporate bonds	6,018	113	(112)	6,019
Asset backed securities	6,657	-	(14)	6,643
Municipals - nontaxable	705	-	(10)	695
CRA Mutual fund	1,500	-	(89)	1,411
	$79,578	$166	$(3,192)	$76,552

Held-to-maturity:
U.S. Government agencies	$14,983	$9	$(568)	$14,424
Municipals - nontaxable	868	-	(48)	820
Municipals	426	-	(11)	415
	$16,277	$9	$(627)	$15,659

	Year Ended December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$15,000	$16	$-	$15,016
Mortgage backed securities	15,103	100	(26)	15,177
Corporate bonds	4,012	92	(25)	4,079
CRA Mutual fund	1,500	-	(13)	1,487
	$35,615	$208	$(64)	$35,759

Held-to-maturity:
U.S. Government agencies	$44,952	$356	$-	$45,308
	$44,952	$356	$-	$45,308

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

The amortized cost and estimated fair value of securities as of December 31, 2013 by contractual maturities are shown below.  Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	Year Ended December 31, 2013
		Estimated
	Amortized	Fair
	Cost	Value

	(In Thousands)
Available-for-sale:
US Agencies:
Due after one through five years	$4,379	$4,329
Due after five through ten years	23,998	22,532
Due after ten through fifteen years	4,121	4,085
Due after fifteen years	3,430	3,186
Municipals - nontaxable:
Due after five through ten years	705	695
Asset backed securities:
Due after five through ten years	1,000	1,000
Due after fifteen years	5,657	5,643
Corporate bonds:
Due after one through five years	4,010	4,123
Due after five through ten years	2,008	1,896
Mortgage backed securities:
Due after five through ten years	8,440	8,219
Due after ten through fifteen years	17,022	16,212
Due after fifteen years	3,308	3,221

CRA Mutual fund	1,500	1,411
	$79,578	$76,552

Held-to-maturity:
US Agencies:
Due after one through five years	$9,999	$9,974
Due after ten through fifteen years	4,984	4,450
Municipals - nontaxable:
Due after ten through fifteen years	868	820
Municipals
Due after five through ten years	426	415
	$16,277	$15,659

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $72.3 million and $60.7 million at December 31, 2013 and 2012, respectively.

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock.  The amortized costs of the restricted stock as of December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
	(In Thousands)
Federal Reserve Bank stock	$999	$999
FHLB stock	7,560	3,238
	$8,559	$4,237

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Investment securities available-for-sale and held-to-maturity that had an unrealized loss position at December 31, 2013 and December 31, 2012 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
Year Ended December 31, 2013	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
Investment securities available-for-sale:
Mortgage backed securities	$19,641	$(987)	$4,945	$(184)	$24,586	$(1,171)
U.S. Government agencies	34,132	(1,796)	-	-	34,132	(1,796)
Municipals - nontaxable	695	(10)	-	-	695	(10)
Corporate bonds	1,895	(112)	-	-	1,895	(112)
Asset backed securities	5,643	(14)	-	-	5,643	(14)
CRA Mutual fund	-	-	1,411	(89)	1,411	(89)
Total	$62,006	$(2,919)	$6,356	$(273)	$68,362	$(3,192)

Investment securities held-to-maturity:

U.S. Government agencies	$9,416	$(568)	$-	$-	$9,416	$(568)
Municipals - nontaxable	820	(48)	-	-	820	(48)
Municipals	415	(11)	-	-	415	(11)
Total	$10,651	$(627)	$-	$-	$10,651	$(627)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
Year Ended December 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale

Mortgage backed securities	$6,361	$(26)	$-	$-	$6,361	$(26)
Corporate bonds	-	-	1,967	(25)	1,967	(25)
CRA Mutual fund	1,487	(13)	-	-	1,487	(13)
Total	$7,848	$(39)	$1,967	$(25)	$9,815	$(64)

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

Mortgage-backed
The Corporation’s unrealized losses on available-for-sale mortgage backed securities were caused by interest rate fluctuations. At December 31, 2013, eight securities had unrealized losses of $1.2 million.  All eight securities are backed by the United States Government or a Government Sponsored Entity.  The Corporation’s intent is to hold these securities until a market price recovery or maturity, and it has been determined that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery.  As such, the Corporation does not consider these investments other than temporarily impaired.

US Government agencies
The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. On December 31, 2013, two held-to-maturity securities had unrealized losses of $568 thousand while nine available for sale securities had unrealized losses of $1.8 million. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. Based on the credit quality of the agencies, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Corporate bonds
The Corporation’s unrealized loss on corporate obligations was caused by interest rate fluctuations. At December 31, 2013, one security had an unrealized loss of $112 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Other Securities
The Corporation’s unrealized loss on its other investments was caused by interest rate fluctuations.  At December 31, 2013, two securities had unrealized losses of $14 thousand.  Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Municipals
The Corporation’s unrealized losses on its municipal investments were caused by interest rate fluctuations.  At December 31, 2013, two held-to-maturity municipals had unrealized losses of $59 thousand while one available-for-sale municipal had an unrealized loss of $10 thousand.  Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund
The Corporation’s unrealized loss on its CRA mutual fund investment was caused by interest rate fluctuations. At December 31, 2013, one security had an unrealized loss of $89 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Note 3. Loans and the Allowance for Loan Losses

The composition of net loans is summarized as follows:

	Year Ended December 31,
	2013	Percentage of Total	2012	Percentage of Total

	(In Thousands)
Commercial real estate - owner occupied	$196,804	28.65%	$182,655	29.60%
Commercial real estate - non-owner occupied	90,676	13.20	107,213	17.38
Residential real estate	173,639	25.27	144,521	23.43
Commercial	182,220	26.52	149,389	24.21
Real estate construction	38,842	5.65	30,038	4.87
Consumer	4,874	0.71	3,162	0.51
Total loans	$687,055	100.00%	$616,978	100.00%
Less allowance for loan losses	13,136		12,500
Net Loans	$673,919		$604,478

Unearned income and net deferred loan fees and costs totaled $1.5 and $1.7 million at December 31, 2013 and 2012, respectively.  Loans pledged to secure borrowings at the FHLB totaled $226.4 million and $215.4 million at December 31, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

Allowance for Loan Losses

The allowance for loan losses totaled $13.1 million and $12.5 million at year end December 31, 2013 and 2012, respectively. The allowance for loan losses was equivalent to 1.91% and 2.03% of total loans held for investment at December 31, 2013 and 2012, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly.  Charge-offs are taken when a loan is identified as uncollectible.

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

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

The following provides detailed information about the changes in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 as well as the recorded investment in loans at December 31, 2013 and 2012.

	Allowance for Loan Losses
	Commercial real	Commercial real
	estate - owner	estate - non-owner	Residential		Real estate
Year Ended December 31, 2013	occupied	occupied	real estate	Commercial		Consumer	Total
Allowance for credit losses:
Beginning Balance	$3,701	$2,173	$2,924	$3,028	$610	$64	12,500
Charge-offs	-	-	(97)	(444)	-	-	(541)
Recoveries	-	199	111	179	-	13	502
Provisions	62	(638)	382	721	133	15	675
Ending Balance	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136

	Commercial real	Commercial real
	estate - owner	estate - non-owner	Residential		Real estate
Year Ended December 31, 2012	occupied	occupied	real estate	Commercial	construction	Consumer	Total
Allowance for credit losses:
Beginning Balance	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738
Charge-offs	(429)	(103)	(790)	(808)	-	(35)	(2,165)
Recoveries	-	416	410	566	-	20	1,412
Provisions	496	113	430	249	187	40	1,515
Ending Balance	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500

	Commercial real	Commercial real
	estate - owner	estate - non-owner	Residential		Real estate
Year Ended December 31, 2011	occupied	occupied	real estate	Commercial		Consumer	Total
Allowance for credit losses:
Beginning Balance	$3,134	$2,173	$2,930	$1,509	$758	$23	$10,527
Charge-offs	(344)	-	(596)	(292)	-	-	(1,232)
Recoveries	405	234	89	536	30	-	1,294
Provisions	439	(660)	451	1,268	(365)	16	1,149
Ending Balance	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738

	Recorded Investment in Loans
	Commercial real	Commercial real
	estate - owner	estate - non-owner	Residential		Real estate
Year Ended December 31, 2013	occupied	occupied	real estate	Commercial	construction	Consumer	Total

Allowance	(In Thousands)
Ending balance:	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136
Ending balance: individually evaluated for impairment	$51	$-	$88	$-	$-	$-	$139
Ending balance: collectively evaluated for impairment	$3,712	$1,734	$3,232	$3,484	$743	$92	$12,997
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$196,804	$90,676	$173,639	$182,220	$38,842	$4,874	$687,055
Ending balance: individually evaluated for impairment	$363	$-	$871	$1,724	$-	$-	$2,958
Ending balance: collectively evaluated for impairment	$196,441	$90,676	$172,768	$180,496	$38,842	$4,874	$684,097
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

	Commercial real	Commercial real
	estate - owner	estate - non-owner	Residential		Real estate
Year Ended December 31, 2012	occupied	occupied	real estate	Commercial	construction	Consumer	Total
Allowance	(In Thousands)
Ending balance:	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Ending balance: individually evaluated for impairment	$98	$-	$230	$277	$-	$-	$605
Ending balance: collectively evaluated for impairment	$3,603	$2,173	$2,694	$2,751	$610	$64	$11,895
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$182,655	$107,213	$144,521	$149,389	$30,038	$3,162	$616,978
Ending balance: individually evaluated for impairment	$370	$-	$922	$1,937	$-	$-	$3,229
Ending balance: collectively evaluated for impairment	$182,285	$107,213	$143,599	$147,452	$30,038	$3,162	$613,749
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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
The Bank did not have any loans classified as loss or doubtful at December 31, 2013 and 2012.  It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of December 31, 2013 and 2012 is shown below.

	Credit Quality Indicators
Credit Risk Profile by Regulatory Risk Rating
	Commercial real estate -		Commercial real estate -
	owner occupied		non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12

	(In Thousands)
Pass	$180,637	$159,413	$83,723	$100,443	$168,493	$138,388	$171,353	$130,885	$39,013	$30,202	$4,874	$3,162	$648,093	$562,493
Special mention	5,125	11,897	1,919	2,402	3,530	3,902	4,034	12,225	-	-	-	-	14,608	30,426
Substandard	11,476	11,852	5,302	4,725	1,834	2,420	7,216	6,724	-	-	-	-	25,828	25,721
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(434)	(507)	(268)	(357)	(218)	(189)	(383)	(445)	(171)	(164)	-	-	(1,474)	(1,662)
Total	$196,804	$182,655	$90,676	$107,213	$173,639	$144,521	$182,220	$149,389	$38,842	$30,038	$4,874	$3,162	$687,055	$616,978

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

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

Credit Risk Profile Based on Payment Activity

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12

	(In Thousands)
Performing	$196,804	$182,655	$90,676	$107,213	$172,768	$143,599	$180,556	$147,568	$38,842	$30,038	$4,874	$3,162	$684,520	$614,235
Non-performing	-	-	-	-	871	922	1,664	1,821	-	-	-	-	2,535	2,743
Total	$196,804	$182,655	$90,676	$107,213	$173,639	$144,521	$182,220	$149,389	$38,842	$30,038	$4,874	$3,162	$687,055	$616,978

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. For reporting purposes, however, loans past due 1 to 29 days are excluded. The delinquency status of the loans in the portfolio is shown below as of December 31, 2013 and 2012. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans
	Year Ended December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans

	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$196,804	$196,804
Commercial real estate - non-owner occupied	-	-	-	-	-	90,676	90,676
Residential real estate	-	-	-	-	871	172,768	173,639
Commercial	-	-	-	-	1,664	180,556	182,220
Real estate construction	-	-	-	-	-	38,842	38,842
Consumer	-	-	-	-	-	4,874	4,874
Total	$-	$-	$-	$-	$2,535	$684,520	$687,055

	Year Ended December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$182,655	$182,655
Commercial real estate - non-owner occupied	-	-	-	-	-	107,213	107,213
Residential real estate	-	-	-	-	922	143,599	144,521
Commercial	-	-	-	-	1,821	147,568	149,389
Real estate construction	-	-	-	-	-	30,038	30,038
Consumer	-	-	-	-	-	3,162	3,162
Total	$-	$-	$-	$-	$2,743	$614,235	$616,978

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payments applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the years ended December 31, 2013, 2012 and 2011.

The table below shows the results of management’s analysis of impaired loans for the year ended December 31, 2013 and 2012.

	Impaired Loans
	Year Ended December 31, 2013			Year Ended December 31, 2012
	Recorded	Unpaid principal	Related	Recorded	Unpaid principal	Related
	investment	balance	allowance	investment	balance	allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	332	382	-	-	-	-
Commercial	1,724	2,175	-	154	165	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$363	$363	$51	$370	$370	$98
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	539	662	88	922	1,068	230
Commercial	-	-	-	1,783	2,099	277
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$363	$363	$51	$370	$370	$98
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	871	1,044	88	922	1,068	230
Commercial	1,724	2,175	-	1,937	2,264	277
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$2,958	$3,582	$139	$3,229	$3,702	$605

The table below shows the average recorded investment in impaired loans for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
	(In Thousands)
Commercial real estate - owner occupied	$366	$1,625	$4,344
Commercial real estate - non-owner occupied	-	190	343
Residential real estate	942	1,855	2,076
Commercial	2,083	1,343	1,100
Real estate construction	-	-	-
Consumer	-	-	-
	$3,391	$5,013	$7,863

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

One residential real estate loan totaling $213 thousand at the time of restructure was modified in connection with a troubled debt restructuring during the year ended December 31, 2013. The modification granted the borrower reduced payments for a period of one year. There were no material financial effects as a direct result of this modification. One loan totaling $370 thousand was modified in the third quarter of 2012 due to a bankruptcy order. The modification as prescribed by the courts granted the borrower a reduction in the interest rate being charged. The financial effect of this modification was not deemed material.

No payment defaults occurred during the year ended December 31, 2013 for loans restructured during the preceding 12 month period. During the year ended December 31, 2012, one commercial loan which had been restructured during the 12 months prior to year end with a recorded balance of $95,990 subsequently defaulted. This loan was charged-off in the third quarter of 2012.

Troubled Debt Restructurings
	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of	Outstanding	Recorded	Number of	Outstanding	Recorded
	loans	balance	investment	loans	balance	investment
Performing
Commercial real estate - owner occupied	1	$363	$363	1	$370	$370
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	1	60	60	2	116	116
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Non-Performing
Commercial real estate - owner occupied	-	$-	$-	-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	1	202	202	-	-	-
Commercial	1	729	729	1	759	759
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	4	$1,354	$1,354	4	$1,245	$1,245

Notes to Consolidated Financial Statements

Note 4. Premises and Equipment

Premises and equipment, net, are summarized as follows:

	December 31,
	2013	2012
	(In Thousands)
Land	$2,549	$2,549
Premises	5,824	5,793
Leasehold improvements	1,301	1,294
Furniture and equipment	3,877	3,595
	13,551	13,231
Less accumulated depreciation	(5,162)	(4,714)
	$8,389	$8,517

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, was $478,000, $427,000, and $448,000, respectively.

Note 5. Deposits

The composition of deposits is summarized as follows at December 31:

	2013		2012
		Percentage of		Percentage of
	Amount	Total	Amount	Total
	(Dollars In Thousands)
Interest-bearing demand deposits	$85,735	14.96%	$71,015	10.58%
Savings and money market	114,169	19.93	116,554	17.36
CDARS-reciprocal time deposits	47,535	8.30	170,835	25.44
Brokered deposits	14,103	2.46	29,277	4.35
Time deposits	121,522	21.21	119,654	17.82
Total interest-bearing deposits	383,064	66.86%	507,335	75.55%
Noninterest-bearing demand deposits	189,908	33.14	164,161	24.45
Total deposits	$572,972	100.00%	$671,496	100.00%

The aggregate amount of time deposits with a minimum denomination of $100,000 was $134 million for 2013 and $248 million for 2012.

At December 31, 2013, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2014	$113,921
2015	27,495
2016	16,726
2017	12,850
2018	9,282
Later years	2,594
$182,868

Notes to Consolidated Financial Statements

Note 5. Deposits (continued)

Brokered deposits totaled $77 million and $215 million at December 31, 2013 and 2012, respectively, which includes $63 million and $186 million, respectively, in reciprocal CDARS deposits.

Note 6. Borrowings

Short-term borrowings consisted of the following at December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$27,855	$38,091
FHLB borrowings	145,000	45,000
Total	$172,855	$83,091

Weighted interest rate	0.18%	0.24%

Average for the year ended December 31:
Outstanding	$68,601	$41,492
Interest rate	0.18%	0.49%

Maximum month-end outstandings	$172,855	$83,091

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include short-term advances from the FHLB, which are secured by mortgage-related loans. The carrying value of the loans pledged as collateral for FHLB advances total $226.4 million at December 31, 2013 and $215.4 million at December 31, 2012.

The Corporation had no long-term borrowing at December 31, 2013. The outstanding long-term borrowing at December 31, 2012 consisted of $6.2 million on its subordinated debenture.

The Bank has remaining lines of credit available with the FHLB which totaled $108.8 million at December 31, 2013.

In 2009 the Bank issued $30.0 million in new senior unsecured debt at 2.74% that matured on February 15, 2012 under the Temporary Liquidity Guarantee program. This debt was paid off on February 15, 2012.

On September 29, 2003, Access National Capital Trust II, a wholly-owned subsidiary of the Corporation which was formed for the purpose of issuing redeemable trust preferred securities, issued $6.2 million of trust preferred securities. The securities had a LIBOR-indexed floating rate of interest. On July 8, 2013, the Corporation redeemed its Floating Rate Capital Securities (Preferred) and its Floating Rate Common Securities (Common) with shareholders in the amount of $6.1 million and $187.6 thousand, respectively. Included in the redemption values were interest payments in the amounts of $52,736 and $1,635 for the Preferred and Common shareholders, respectively.

Notes to Consolidated Financial Statements

Note 7. Income Taxes

Net deferred tax assets consisted of the following components as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$4,586	$4,419
Deferred fees	535	586
Allowance for loan losses on mortgage loans sold	1,837	1,941
Allowance for off balance sheet losses	223	171
Stock options	22	156
Securities available for sale	1,059	-
Other	48	66
	$8,310	$7,339
Deferred tax liability:
Depreciation	277	291
Other	17	-
Securities available for sale	-	52
	294	343
Net deferred tax assets included in other assets	$8,016	$6,996

The provision for income taxes charged to operations for the years ended December 31, 2013, 2012, and 2011 consisted of the following:

	Year Ended December 31,
	2013	2012	2011

	(In Thousands)
Current tax expense	$7,323	$11,769	$6,905
Deferred tax (benefit)	(89)	(1,061)	(618)
	$7,234	$10,708	$6,287

Notes to Consolidated Financial Statements

Note 7. Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2013, 2012, and 2011 as follows:
	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Computed "expected" tax expense	$7,155	$9,951	$6,185
Increase (decrease) in income taxes resulting from:
State income taxes	125	423	20
Other	(46)	334	82
	$7,234	$10,708	$6,287

Note 8. Commitments and Contingent Liabilities

The Corporation is committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2013, 2012, and 2011 totaled $961 thousand, $867 thousand, and $1,309 thousand, respectively.

The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2014	$341
2015	252
2016	259
2017	228
2018	158
$1,238

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

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingent Liabilities (continued)

At December 31, 2013 and 2012 the Mortgage Division had open forward contracts with a notional value of $16.0 million and $136.8 million, respectively. At December 31, 2013 and 2012, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was $70 thousand and ($186) thousand at December 31, 2013 and 2012, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Division does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Division does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Division could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.

Interest rate lock commitments totaled $22.4 million and $80.6 million at December 31, 2013 and 2012, respectively, and included $7.2 million and $12.1 million that were made on a Best Efforts basis at December 31, 2013 and 2012, respectively. Fair values of these best efforts commitments were $28 thousand and $115 thousand at December 31, 2013 and 2012, respectively. The remaining hedged interest rate lock commitments totaling $15.1 million and $68.5 million at December 31 2013 and 2012 had a fair value of ($2) thousand and $535 thousand, respectively.

The Mortgage Division makes representations and warranties that loans sold to investors meet their program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At December 31, 2013 and 2012 the balance in this reserve totaled $4.6 million and $4.4 million, respectively.

Allowance For Losses on Mortgage Loans Sold

	Year Ended December 31,
	2013	2012
Balance at beginning of year	$4,376	$2,616
Provision charged to operating expense	388	2,510
Recoveries	-	-
Charge-offs	(119)	(750)
Balance at end of year	$4,645	$4,376

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $5.1 million and $9.7 million in outstanding commitments at December 31, 2013 and 2012, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $227.3 million and $174.8 million in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2013 and 2012, respectively.

 Notes to Consolidated Financial Statements

Note 9. Financial Instruments with Off-Balance-Sheet Risk (continued)

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $4.1 million and $6.4 million at December 31, 2013 and 2012, respectively.

In addition to the above, the Corporation is subject to risks related to the mortgage origination operations of the Mortgage Division of the Bank. See Note 8 for a discussion of those risks.

Note 10. Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to the Corporation and which do not present more than the normal risk of collectability or other unfavorable terms. These related parties were indebted to the Corporation for loans totaling $7.7 million and $8.7 million at December 31, 2013 and 2012, respectively. During 2013, total principal additions were $218 thousand and total principal payments and changes in related parties’ debt were $1,261 thousand. The Corporation also has outstanding unused commitments to related parties amounting to $3.0 million at December 31, 2013. The aggregate amount of deposits at December 31, 2013 and 2012 from directors and officers was $28.5 million and $22.0 million, respectively.

Note 11. Stock Option Plan

The Corporation established the Access National Corporation 2009 Stock Option Plan (“the Plan”) and it was approved by shareholders on May 19, 2009. The Plan reserves 975,000 shares of the Corporation’s common stock, $0.835 par value, for issuance under the Plan. The Plan allows for incentive stock options to be granted with an exercise price equal to the fair market value at the date of grant. The expiration dates on options granted under this Plan are generally five years from the grant date.

Total compensation cost for share-based payment arrangements recognized in 2013, 2012, and 2011 was $195 thousand, $231 thousand, and $213 thousand, respectively.

Cash received from option exercises under share-based payment arrangements for 2013, 2012, and 2011 was $773 thousand, $1,082 thousand, and $347 thousand, respectively.

Changes in the stock options outstanding under the Plan, or, if applicable, the Corporation’s 1999 Stock Option Plan which was approved by the shareholders at the 2000 Annual Meeting of Shareholders and expired in 2009, for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	Year Ended December 31,
	2013		2012		2011
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	274,800	$7.72	385,450	$6.04	418,525	$5.98
Granted	141,584	15.31	107,100	9.32	136,100	7.08
Exercised	(113,107)	6.83	(199,418)	5.42	(55,975)	6.22
Lapsed or canceled	(21,897)	9.33	(18,332)	6.69	(113,200)	6.99

Outstanding at end of year	281,380	$11.77	274,800	$7.72	385,450	$6.04

Options exercisable at end of year	54,616	$7.41	54,300	$6.26	161,750	$5.21

Notes to Consolidated Financial Statements

Note 11. Stock Option Plan (continued)

Options outstanding at year end 2013 were as follows:

Options Outstanding				Options Exercisable
		Weighted-			Weighted-
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Price	Outstanding	Life (in yrs)	Price	Exercisable	Life (in yrs)	Price

$3.46-$6.94	38,020	0.56	$6.68	38,020	0.56	$6.68
$6.95-$7.54	3,000	1.02	7.40	-	-	-
$7.55-$9.58	101,026	3.01	9.04	16,284	3.00	9.02
$9.59-$25.00	139,334	4.10	15.24	312	3.38	12.31
	281,380	3.20	$11.77	54,616	1.31	$7.41

The fair value of stock options granted was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011

Expected life of options granted	4.11 Years	4.10 Years	3.10 Years
Risk-free interest rate	0.36%	0.39%	0.91%
Expected volatility of stock	42%	43%	48%
Annual expected dividend yield	7%	7%	1%
Fair value of granted options	$435,035	$330,326	$337,091
Nonvested Options	226,764	220,500	223,700

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $873 thousand, $1,223 thousand, and $78 thousand, respectively. The weighted average grant date fair value of options granted during the years 2013, 2012, and 2011 were $3.07, $3.08, and $2.48, respectively.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of December 31, 2013 was $448 thousand. The cost is expected to be recognized over a weighted average period of 1.33 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

Notes to Consolidated Financial Statements

Note 12. Capital Requirements (continued)

At December 31, 2013 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institutions’ category.

The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2013, 2012 and 2011 are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
December 31, 2013
Total Capital
(to Risk-Weighted Assets)
Corporation	$102,467	13.30%	$61,622	8.00%	$77,028	10.00%
Bank	$96,440	12.53%	$61,582	8.00%	$76,977	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$92,787	12.05%	$30,811	4.00%	$46,217	6.00%
Bank	$86,767	11.27%	$30,791	4.00%	$46,186	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$92,787	10.93%	$33,955	4.00%	$42,444	5.00%
Bank	$86,767	10.20%	$34,026	4.00%	$42,532	5.00%
December 31, 2012
Total Capital
(to Risk-Weighted Assets)
Corporation	$105,758	15.35%	$55,103	8.00%	$68,878	10.00%
Bank	$99,597	14.48%	$55,009	8.00%	$68,761	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$97,094	14.10%	$27,551	4.00%	$41,327	6.00%
Bank	$90,948	13.23%	$27,504	4.00%	$41,257	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$97,094	11.50%	$33,770	4.00%	$42,213	5.00%
Bank	$90,948	10.79%	$33,713	4.00%	$42,142	5.00%
December 31, 2011
Total Capital
(to Risk-Weighted Assets)
Corporation	$96,432	15.59%	$49,500	8.00%	$61,875	10.00%
Bank	$91,388	14.80%	$49,409	8.00%	$61,762	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$88,644	14.33%	$24,750	4.00%	$37,125	6.00%
Bank	$83,614	13.54%	$24,705	4.00%	$37,057	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$88,644	10.78%	$32,880	4.00%	$41,100	5.00%
Bank	$83,614	10.19%	$32,833	4.00%	$41,042	5.00%

Notes to Consolidated Financial Statements

Note 13. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Year Ended December 31,
	2013			2012			2011
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except for Per Share Data)
Earnings per share
Basic	$13,207	10,320	$1.28	$17,723	10,254	$1.73	$11,388	10,278	$1.11
Effect of dilutive securities:
Stock options and warrants	-	83	-	-	109	-	-	66	-
Diluted	-	-	1.27	-	-	1.71	-	-	1.10
Diluted earnings per share	$13,207	10,403	$1.27	$17,723	10,363	$1.71	$11,388	10,344	$1.10

Note 14. Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan (the “401(k) Plan”), which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $533 thousand, $561 thousand, and $439 thousand were charged to expense under the 401(k) Plan for 2013, 2012, and 2011, respectively.

Notes to Consolidated Financial Statements

Note 15. Other Expenses

The Corporation had the following other expenses for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)

Management fees	1,619	5,889	3,616
Advertising and promotional expense	1,234	3,382	2,625
Business and franchise tax	840	734	616
Investor fees	772	1,280	898
Data processing	683	630	496
Accounting and auditing service	550	597	428
Consulting fees	529	501	528
FDIC insurance	437	370	535
Provision for LHFS	388	2,510	966
Director fees	327	322	228
Credit report/aus expenses	296	418	288
Telephone	287	237	211
Publication and subscription	276	279	179
Stationary and supplies	228	269	194
SBA guarantee fee	209	218	140
Regulatory examinations	207	192	188
Disaster recovery	197	178	166
Stock option expense	195	231	213
Legal fees	177	288	574
Early payoff	152	64	99
Courier	136	115	103
Postage	128	166	145
Employee education and development	122	242	109
Verification fees	117	230	174
FRB and Bank analysis charges	98	96	79
Other	1,126	2,758	3,578
	11,330	22,196	17,376
Note 16. Fair Value Measurements

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

	Fair Value Measurement
	at December 31, 2013 Using
		Quoted Prices in
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
Description	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$34,132	$-	$34,132	$-
Mortgage backed	27,652	-	27,652	-
Corporate bonds	6,019	-	6,019	-
Asset backed securities	6,643	-	6,643	-
Taxable municipals	695	-	695	-
CRA Mutual fund	1,411	-	1,411	-
Total available-for-sale investment securities	76,552	-	76,552	-

Residential loans held for sale	24,353	-	24,353	-
Derivative assets	219	-	-	219
Total Financial Assets-Recurring	$101,124	$-	$100,905	$219

Financial Liabilities-Recurring
Derivative liabilities	$124	$-	$-	$124
Total Financial Liabilities-Recurring	$124	$-	$-	$124

Financial Assets-Non-Recurring
Impaired loans (1)	$2,958	$-	$-	$2,958
Total Financial Assets-Non-Recurring	$2,958	$-	$-	$2,958

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

	Fair Value Measurement
	at December 31, 2012 Using
		Quoted Prices in
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
Description	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$15,016	$-	$15,016	$-
Mortgage backed	15,177	-	15,177	-
Corporate bonds	4,079	-	4,079	-
Taxable municipals	-	-	-	-
CRA Mutual fund	1,487	-	1,487	-
Total available-for-sale investment securities	35,759	-	35,759	-

Residential loans held for sale	111,542	-	111,542	-
Derivative assets	1,091	-	-	1,091
Total Financial Assets-Recurring	$148,392	$-	$147,301	$1,091

Financial Liabilities-Recurring
Derivative liabilities	$626	$-	$-	$626
Total Financial Liabilities-Recurring	$626	$-	$-	$626

Financial Assets-Non-Recurring
Impaired loans (1)	$3,229	$-	$-	$3,229
Total Financial Assets-Non-Recurring	$3,229	$-	$-	$3,229

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the twelve month period ended December 31, 2013 and 2012.

Net Derivatives
(In Thousands)
Balance January 1, 2013	$465
Realized and unrealized gains included in earnings	(370)
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2013	$95

Net Derivatives
(In Thousands)
Balance January 1, 2012	$(61)
Realized and unrealized gains included in earnings	526
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2012	$465

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at December 31, 2013:

	Fair Value	Valuation	Unobservable	Range (Weighted
Description	Estimate	Techniques	Input	Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$219	Market pricing (3)	Estimated pullthrough	75% - 90%
Derivative liabilities	$124	Market pricing (3)	Estimated pullthrough	75% - 90%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$1,234	Appraisal of collateral (1)	Liquidation expenses (2)	20% - 30%
Impaired loans - Non-real estate secured	$1,724	Cash flow basis	Liquidation expenses (2)	10% - 20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
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

	December 31, 2013
	Aggregate		Contractual
(In Thousands)	Fair Value	Difference	Principal
Residential mortgage loans held for sale	$24,353	$703	$23,650

	December 31, 2012
	Aggregate		Contractual
(In Thousands)	Fair Value	Difference	Principal
Residential mortgage loans held for sale	$111,542	$4,850	$106,692

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

At December 31, 2013 and 2012, the majority of off-balance-sheet items is variable rate instruments or converts to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013		2012
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$23,419	$23,419	$37,941	$37,941
Securities available-for-sale	76,552	76,552	35,759	35,759
Securities held-to-maturity	16,277	15,659	44,952	45,308
Restricted stock	8,559	8,559	4,237	4,237
Loans, net of allowance	698,272	696,298	716,020	742,255
Derivatives	219	219	1,091	1,091
Total financial assets	$823,298	$820,706	$840,000	$866,591

Financial liabilities:
Deposits	$572,972	$552,735	$671,496	$650,619
Short-term borrowings	172,855	172,787	83,091	83,515
Subordinated debentures	-	-	6,186	6,187
Derivatives	124	124	626	626
Total financial liabilities	$745,951	$725,646	$761,399	$740,947

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

Notes to Consolidated Financial Statements

Note 17. Segment Reporting (continued)

The following table presents segment information for the years ended December 31, 2013, 2012, and 2011.

	Commercial	Mortgage			Consolidated
December 31, 2013	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$35,343	$1,505	$12	$(984)	$35,876
Gain on sale of loans	926	20,183	-	-	21,109
Other revenues	3,002	3,034	2,554	(1,549)	7,041
Total operating income	39,271	24,722	2,566	(2,533)	64,026

Expenses:
Interest expense	3,620	577	499	(984)	3,712
Salaries and employee benefits	11,157	13,100	1,032	-	25,289
Other expenses	7,164	6,166	2,803	(1,549)	14,584
Total operating expenses	21,941	19,843	4,334	(2,533)	43,585

Income (loss) before income taxes	$17,330	$4,879	$(1,768)	$-	$20,441

Total assets	$821,201	$27,586	$8,944	$(10,549)	$847,182

Capital expenditures	$179	$114	$45	$-	$338

	Commercial	Mortgage			Consolidated
December 31, 2012	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$35,964	$2,953	$13	$(2,214)	$36,716
Gain on sale of loans	-	55,749	-	-	55,749
Other revenues	2,664	(4,430)	2,676	(1,865)	(955)
Total operating income	38,628	54,272	2,689	(4,079)	91,510

Expenses:
Interest expense	4,989	1,757	633	(2,214)	5,165
Salaries and employee benefits	10,640	19,642	1,199	-	31,481
Other expenses	8,269	17,217	2,812	(1,865)	26,433
Total operating expenses	23,898	38,616	4,644	(4,079)	63,079

Income (loss) before income taxes	$14,730	$15,656	$(1,955)	$-	$28,431

Total assets	$747,935	$116,657	$10,263	$(10,941)	$863,914

Capital expenditures	$231	$50	$-	$-	$281

	Commercial	Mortgage			Consolidated
December 31, 2011	Banking	Banking	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$34,520	$2,176	$8	$(1,537)	$35,167
Gain on sale of loans	286	35,059	-	-	35,345
Other revenues	4,054	(2,968)	1,708	(1,710)	1,084
Total operating income	38,860	34,267	1,716	(3,247)	71,596

Expenses:
Interest expense	6,726	1,229	635	(1,540)	7,050
Salaries and employee benefits	9,826	14,682	907	-	25,415
Other expenses	8,336	11,998	2,829	(1,707)	21,456
Total operating expenses	24,888	27,909	4,371	(3,247)	53,921

Income (loss) before income taxes	$13,972	$6,358	$(2,655)	$-	$17,675

Total assets	$711,008	$99,485	$10,236	$(10,971)	$809,758

Capital expenditures	$150	$68	$14	$-	$232

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Balance Sheets

	Year Ended December 31,
	2013	2012

	(In Thousands)
Assets
Cash	$5,850	$5,044
Investment in subsidiaries	85,114	91,307
Other assets	592	1,708
Total assets	$91,556	$98,059

Liabilities
Subordinated debentures	$-	$6,186
Other liabilities	422	606
Total liabilities	422	6,792

Shareholders' Equity
Common stock	8,659	8,615
Capital surplus	17,320	17,155
Retained earnings	67,121	65,404
Accumulated other comprehensive income (loss)	(1,966)	93
Total shareholders' equity	91,134	91,267
Total liabilities and shareholders' equity	$91,556	$98,059

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Income

	Year Ended December 31,
	2013	2012	2011

	(In Thousands)
Income
Dividends from subsidiaries	$17,850	$11,200	$5,361
Interest	12	12	8
Other	437	496	45
	18,299	11,708	5,414
Expenses
Interest expense on subordinated debentures	103	223	213
Other expenses	1,396	1,464	1,501
Total expenses	1,499	1,687	1,714
Income before income taxes and undistributed income of subsidiaries	16,800	10,021	3,700
Income tax (benefit)	(354)	(399)	(578)

Income before undistributed income of subsidiaries	17,154	10,420	4,278
Undistributed (distributed) income of subsidiaries	(3,947)	7,303	7,110
Net income	$13,207	$17,723	$11,388

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)

Net income	$13,207	$17,723	$11,388

Other comprehensive income	-	-	-

Comprehensive income	$13,207	$17,723	$11,388

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Cash Flows from Operating Activities
Net income	$13,207	$17,723	$11,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	3,947	(7,303)	(7,110)
Excess tax benefits	6	-	-
(Increase) decrease in other assets	1,302	216	(300)
Increase (decrease) in other liabilities	(183)	270	(299)
Stock-based compensation	195	231	213
Net cash provided by operating activities	18,474	11,137	3,892

Cash Flows from Investing Activities
Increase in investment in subsidiaries	-	-	-
Decrease (increase) in other investments	-	-	2,374
Net cash provided by investing activities	-	-	2,374

Cash Flows from Financing Activities
Repurchase of common stock	(765)	(770)	(1,791)
Net proceeds from issuance of common stock	773	1,082	347
Proceeds from subordinated debentures	(6,186)	-	-
Dividends paid	(11,490)	(9,848)	(1,389)
Net cash used in financing activities	(17,668)	(9,536)	(2,833)

(Decrease) increase in cash and cash equivalents	806	1,601	3,433

Cash and Cash Equivalents
Beginning	5,044	3,443	10

Ending	$5,850	$5,044	$3,443

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

With the supervision and participation of its Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission and based on this assessment has concluded the Corporation’s internal control over financial reporting is effective as of that date.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

Item 10 – Directors, Executive Officers And Corporate governance

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors,”  “Certain Relationships and Related Transactions” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2014 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

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

Item 11 – Executive Compensation

The information contained under the caption “Executive Compensation” in the 2014 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The information contained under the captions “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2014 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13 – Certain Relationships and Related Transactions, and Director independence

The information regarding certain relationships between the Corporation and its directors and officers is contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” in the 2014 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2014 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

PART IV

Item 15 – Exhibits, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))
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

10.5*+	Annual Compensation of Non-Employee Directors
10.6*+	Base Salaries for Named Executive Officers
10.10	Access National Corporation 2009 Stock Option Plan, effective May 19, 2009 (incorporated by reference to Appendix A to the definitive proxy statement filed April 15, 2009)
10.10.1	Form of Stock Option Agreement for Employee under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.1 to Form 8-K filed July 6, 2009)
10.10.2*	Form of Stock Option Agreement for Non-Employee Directors under 2009 Stock Option Plan
10.11+	Termination Agreement between Access National Bank and Charles Wimer, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.11 to Form 10-Q filed August 14, 2012 (file number 000-49929))
10.12+	Termination Agreement between Access National Bank and Dean Hackemer, dated as of March 14, 2013 (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.13+	Employment Agreement between Access National Bank and Michael W. Clarke 2013 (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.13.1+	Amendment to Employment Agreement between Access National Bank and Michael W. Clarke, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.13.1 to Form 8-K filed November 25, 2013)
10.14+	Employment Agreement between Access National Bank and Robert C. Shoemaker 2013 (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.14.1+	Amendment to Employment Agreement between Access National Bank and Robert C. Shoemaker, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14.1 to Form 8-K filed November 25, 2013)
10.15+	Employment Agreement between Access National Bank and Dean Hackemer 2013 (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.15.1+	Amendment to Employment Agreement between Access National Bank and Dean Hackemer, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.15.1 to Form 8-K filed November 25, 2013)
10.16+	Employment Agreement between Access National Bank and Margaret M. Taylor (incorporated by reference to Exhibit 10.16 to Form 10-Q filed May 10, 2013 (file number 000-49929))
10.16.1+	Amendment to Employment Agreement between Access National Bank and Margaret M. Taylor, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.16.1 to Form 8-K filed November 25, 2013)
21*	Subsidiaries of Access National Corporation
23*	Consent of BDO USA, LLP
24*	Power of Attorney (included on the signature page of this report)
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*
The following materials from Access National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income,(iii) Consolidated Statements of Comprehensive Income, (iv) Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*filed herewith
+ indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation
(Registrant)

Date: March 14, 2014	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer

Date: March 14, 2014	By:	/s/ Margaret M. Taylor
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

Signature	Title	Date

/s/ Michael W. Clarke
Michael W. Clarke	President, Chief Executive Officer & Director (Principal Executive Officer)	March 14, 2014

/s/ John W. Edgemond IV		March 14, 2014
John W. Edgemond IV	Director

/s/ Martin S. Friedman
Martin S. Friedman	Director	March 14, 2014

/s/ James L. Jadlos
James L. Jadlos	Chairman & Director	March 14, 2014

/s/ Thomas M. Kody
Thomas M. Kody	Director	March 14, 2014

/s/ Robert C. Shoemaker
Robert C. Shoemaker	Director	March 14, 2014

/s/ J. Randolph Babbitt
J. Randolph Babbitt	Director	March 14, 2014

/s/ Michael G. Anzilotti
Michael G. Anzilotti	Director	March 14, 2014

/s/ Margaret M. Taylor
Margaret M. Taylor	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2014

