Form 10-Q
period 2014-03-31
ACCESS NATIONAL CORP
filed 2014-05-12
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of May 8, 2014 was 10,413,324 shares.

ACCESS NATIONAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share and Per Share Data)

	March 31,	December 31,
ASSETS	2014	2013
	(Unaudited)
Cash and due from banks	$10,816	$8,117
Interest-bearing deposits in other banks and federal funds sold	51,354	15,302
Securities:
Securities available-for-sale, at fair value	90,595	76,552
Securities held-to-maturity, at amortized cost (fair value of $10,938 and $15,659)	11,273	16,277
Total investment securities	101,868	92,829

Restricted stock	1,761	8,559
Loans held for sale, at fair value	27,217	24,353
Loans	716,857	687,055
Allowance for loan losses	(13,171)	(13,136)
Net loans	703,686	673,919
Premises and equipment, net	8,368	8,389
Accrued interest receivable	2,457	2,491
Other assets	19,273	13,223
Total assets	$926,800	$847,182

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$229,059	$189,908
Savings and interest-bearing deposits	239,795	200,196
Time deposits	336,570	182,868
Total deposits	805,424	572,972
Other liabilities
Short-term borrowings	17,646	172,855
Other liabilities and accrued expenses	10,153	10,221
Total liabilities	$833,223	$756,048

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,402,324 shares at March 31, 2014 and 10,369,420 shares at
December 31, 2013	$8,686	$8,659
Additional paid in capital	17,814	17,320
Retained earnings	68,392	67,121
Accumulated other comprehensive income (loss), net	(1,315)	(1,966)
Total shareholders' equity	93,577	91,134
Total liabilities and shareholders' equity	$926,800	$847,182

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest and Dividend Income
Interest and fees on loans	$8,459	$8,596
Interest on deposits in other banks	18	25
Interest and dividends on securities	468	535
Total interest and dividend income	8,945	9,156

Interest Expense
Interest on deposits	728	1,001
Interest on short-term borrowings	76	13
Interest on subordinated debentures	-	53
Total interest expense	804	1,067

Net interest income	8,141	8,089
Provision for loan losses	-	225
Net interest income after provision for loan losses	8,141	7,864

Noninterest Income
Service fees on deposit accounts	177	169
Gain on sale of loans	1,728	7,881
Mortgage broker fee income	8	18
Other income	1,343	2,776
Total noninterest income	3,256	10,844

Noninterest Expense
Salaries and employee benefits	4,887	8,069
Occupancy and equipment	707	704
Other operating expenses	2,063	3,882
Total noninterest expense	7,657	12,655

Income before income taxes	3,740	6,053

Income tax expense	1,326	2,369
NET INCOME	$2,414	$3,684

Earnings per common share:
Basic	$0.23	$0.36
Diluted	$0.23	$0.35

Average outstanding shares:
Basic	10,391,080	10,322,623
Diluted	10,447,085	10,437,600

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$2,414	$3,684

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	1,002	(268)
Tax effect	(351)	94
Net of tax amount	651	(174)

Comprehensive income	$3,065	$3,510

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share Data)
(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$8,659	$17,320	$67,121	$(1,966)	$91,134
Net income	-	-	2,414	-	2,414
Other comprehensive loss	-	-	-	651	651
Stock option exercises (8,887 shares)	7	70	-	-	77
Issuance of common stock (24,017 shares)	20	365	-	-	385
Cash dividend	-	-	(1,143)	-	(1,143)
Stock-based compensation
expense recognized in earnings	-	59	-	-	59

Balance, March 31, 2014	$8,686	$17,814	$68,392	$(1,315)	$93,577

Balance, December 31, 2012	$8,615	$17,155	$65,404	$93	$91,267
Net income	-	-	3,684	-	3,684
Other comprehensive income	-	-	-	(174)	(174)
Stock option exercises (11,337 shares)	10	70	-	-	80
Excess tax benefits from stock based arrangements	-	6	-	-	6
Cash dividend	-	-	(929)	-	(929)
Stock-based compensation
expense recognized in earnings	-	39	-	-	39

Balance, March 31, 2013	$8,625	$17,270	$68,159	$(81)	$93,973

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$2,414	$3,684
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for loan losses	-	225
Provision for losses on mortgage loans sold	-	218
Provision for off-balance sheet losses	-	25
Excess tax benefits	-	6
Deferred tax benefit	(3)	(4)
Stock-based compensation	59	39
Valuation allowance on derivatives	10	228
Amortization of premiums and discount accretion on securities, net	(203)	76
Depreciation and amortization	118	120
Changes in assets and liabilities:
Decrease (increase) in valuation of loans held for sale carried at fair value	(246)	1,757
Decrease in loans held for sale	(2,618)	40,199
Decrease (increase) in other assets	(1,380)	(829)
(Decrease) increase in other liabilities	(53)	(2,094)
Net cash provided (used) by operating activities	(1,902)	43,650
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available-for-sale	10,053	8,384
Proceeds from maturities and calls of securities held-to-maturity	5,000	15,000
Proceeds from sale of securities available-for-sale	9,379	-
Purchases of securities available-for-sale	(25,467)	(39,317)
Purchases of securities held-to-maturity	-	(889)
Net increase in loans	(29,767)	(22,583)
Purchase of bank owned life insurance	(5,000)	-
Purchases of premises and equipment	(107)	(154)
Net cash used by investing activities	(35,909)	(39,559)
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	78,750	19,851
Increase in time deposits	153,702	41,821
Decrease in securities sold under agreement to repurchase	(10,209)	(5,833)
Decrease in other short-term borrowings	(145,000)	(45,000)
Proceeds from issuance of common stock	462	80
Dividends paid	(1,143)	(929)
Net cash provided by financing activities	76,562	9,990

Increase in cash and cash equivalents	38,751	14,081
Cash and Cash Equivalents
Beginning	23,419	37,941
Ending	$62,170	$52,022
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$785	$967
Cash payments for income taxes	$16	$3,723
Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) gain on securities available-for-sale	$(1,315)	$(268)

See accompanying notes to consolidated financial statements (Unaudited).

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation has two wholly-owned subsidiaries, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association, and Access National Capital Trust II, which was formed for the purpose of issuing redeemable capital securities. The Bank has two active subsidiaries, Access Real Estate LLC (“Access Real Estate”) and Access Capital Management Holding LLC (“ACM”).

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2013, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first three months of 2014, the Corporation granted 120,500 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first three months of 2014 and 2013 was $59 thousand and $39 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of March 31, 2014 was $640,503. The cost is expected to be recognized over a weighted average period of 1.52 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the three months ended March 31, 2014 and 2013 is presented as follows:

Three Months Ended
March 31, 2014

Expected life of options granted, in years	4.82
Risk-free interest rate	0.13%
Expected volatility of stock	9%
Annual expected dividend yield	3%

Fair Value of Granted Options	$300,152
Non-Vested Options	287,965

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year, in years	281,380	$11.77	3.20	$951,526
Granted	120,500	15.96	4.82	-
Exercised	(8,887)	8.72	1.97	65,010
Lapsed or Canceled	(250)	$6.68	0.32	$-

Outstanding at March 31, 2014	392,743	$13.13	3.55	$1,210,095

Exercisable at March 31, 2014	104,778	$10.23	2.25	$627,082

Three Months Ended
March 31, 2013

Expected life of options granted, in years	4.85
Risk-free interest rate	0.36%
Expected volatility of stock	42%
Annual expected dividend yield	2%

Fair value of granted options	$426,005
Non-vested options	330,139

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year, in years	274,800	$7.72	2.59	$1,450,016
Granted	137,584	15.38	4.85	-
Exercised	(11,337)	7.03	1.66	98,557
Lapsed or canceled	(3,500)	$7.78	2.40	$-

Outstanding at March 31, 2013	397,547	$10.39	3.23	$2,388,869

Exercisable at March 31, 2013	67,408	$7.21	1.75	$619,527

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at March 31, 2014 and December 31, 2013. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$31,382	$37	$(1,219)	$30,200
Mortgage backed securities	39,952	55	(904)	39,103
Corporate bonds	8,896	126	(62)	8,960
Asset backed securities	8,402	51	-	8,453
Municipals - nontaxable	2,486	-	(24)	2,462
CRA mutual fund	1,500	-	(83)	1,417
Total	$92,618	$269	$(2,292)	$90,595

Held-to-maturity:
U.S. Government agencies	$9,985	$-	$(310)	$9,675
Municipals	426	5	-	431
Municipals - non taxable	862	-	(30)	832
Total	$11,273	$5	$(340)	$10,938

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$35,928	$-	$(1,796)	$34,132
Mortgage backed securities	28,770	53	(1,171)	27,652
Corporate bonds	6,018	113	(112)	6,019
Asset backed securities	6,657	-	(14)	6,643
Municipals - nontaxable	705	-	(10.00)	695
CRA mutual fund	1,500	-	(89)	1,411
Total	$79,578	$166	$(3,192)	$76,552

Held-to-maturity:
U.S. Government agencies	$14,983	$9	$(568)	$14,424
Municipals	426	-	(48)	378
Municipals - non taxable	868	-	(11)	857
Total	$16,277	$9	$(627)	$15,659

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of March 31, 2014 and December 31, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	March 31, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies:
Due after one through five years	$-	$-	$4,379	$4,329
Due after five through ten years	21,013	20,079	23,998	22,532
Due after ten through fifteen years	3,753	3,727	4,121	4,085
Due after fifteen years	6,616	6,394	3,430	3,186
Mortgage backed securities:
Due after five through ten years	8,096	7,975	8,440	8,219
Due after ten through fifteen years	21,020	20,414	17,022	16,212
Due after fifteen years	10,836	10,714	3,308	3,221
Corporate bonds:
Due after one through five years	4,010	4,136	4,010	4,123
Due after five through ten years	4,886	4,824	2,008	1,896
Asset backed securities:
Due after five through ten years	1,000	1,000	1,000	1,000
Due after fifteen years	7,402	7,453	5,657	5,643
Municipals - nontaxable:
Due after five through ten years	1,110	1,103	705	695
Due after ten through fifteen years	1,376	1,359	-	-

CRA Mutual Fund	1,500	1,417	1,500	1,411
Total	$92,618	$90,595	$79,578	$76,552

Held-to-maturity:
U.S. Government agencies:
Due after one through five years	$5,000	$4,997	$9,999	$9,974
Due after ten through fifteen years	4,985	4,678	4,984	4,450
Municipals:
Due after five through ten years	426	431	426	415
Municipals non-taxable:
Due after ten through fifteen years	862	832	868	820
Total	$11,273	$10,938	$16,277	$15,659

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $85.4 million at March 31, 2014 and $72.3 million at December 31, 2013.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at March 31, 2014 and December 31, 2013 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
March 31, 2014	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment securities available-for-sale:	(In Thousands)

Mortgage backed securities	$24,337	$(490)	$11,886	$(414)	$36,223	$(904)
U.S. Government agencies	25,043	(1,021)	3,104	(198)	28,147	(1,219)
Municipals - nontaxable	2,462	(24)	-	-	2,462	(24)
Corporate bonds	4,824	(62)	-	-	4,824	(62)
CRA Mutual fund	-	-	1,417	(83)	1,417	(83)
Total	$56,666	$(1,597)	$16,407	$(695)	$73,073	$(2,292)

Investment securities held-to-maturity:

U.S. Government agencies	$9,675	$(310)	$-	$-	$9,675	$(310)
Municipals - nontaxable	-	-	832	(30)	832	(30)
Total	$9,675	$(310)	$832	$(30)	$10,507	$(340)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
December 31, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment securities available-for-sale:	(In Thousands)

Mortgage backed securities	$19,641	$(987)	$4,945	$(184)	$24,586	$(1,171)
U.S. Government agencies	34,132	(1,796)	-	-	34,132	(1,796)
Municipals - nontaxable	695	(10)	-	-	695	(10)
Corporate bonds	1,895	(112)	-	-	1,895	(112)
Asset backed securities	5,643	(14)	-	-	5,643	(14)
CRA Mutual fund	-	-	1,411	(89)	1,411	(89)
Total	$62,006	$(2,919)	$6,356	$(273)	$68,362	$(3,192)

Investment securities held-to-maturity:

U.S. Government agencies	$9,416	$(568)	$-	$-	$9,416	$(568)
Municipals - nontaxable	820	(48)	-	-	820	(48)
Municipals	415	(11)	-	-	415	(11)
Total	$10,651	$(627)	$-	$-	$10,651	$(627)

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

NOTE 3 – SECURITIES (continued)

U.S. Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. On March 31, 2014, two held-to-maturity securities had unrealized losses of $310 thousand while eight available-for-sale securities had unrealized losses of $1.2 million. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. As the securities are obligations of government agencies, it is the Corporation’s intent to hold these securities until a market price recovery or maturity, and it is more-likely-than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Corporate bonds

The Corporation’s unrealized losses on corporate obligations were caused by interest rate fluctuations. At March 31, 2014, two securities had unrealized losses of $62 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more-likely-than not that the Corporation will not be required to sell the securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Mortgage-backed

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At March 31, 2014, twelve securities had unrealized losses of $904 thousand. As these securities are Ginnie Mae and government sponsored entity securities backed by the United States Government, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more-likely-than not that the Corporation will not be required to sell these securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At March 31, 2014, this one security had an unrealized loss of $83 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more-likely-than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Municipals

The Corporation’s unrealized losses on its municipal investments were caused by interest rate fluctuations. At March 31, 2014, four available-for-sale municipals had unrealized losses of $24 thousand while one held-to-maturity municipal had an unrealized loss of $30 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more-likely-than not that the Corporation will not be required to sell these securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock. The amortized costs of the restricted stock as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Restricted Stock:	(In Thousands)

Federal Reserve Bank stock	$999	$999

FHLB stock	762	7,560
	$1,761	$8,559

Securities Sold Under Agreements to Repurchase (Repurchase Agreements)

The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated statements of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Corporation does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. As of March 31, 2014 and December 31, 2013, the obligations outstanding under these repurchase agreements totaled $17.6 million and $27.9 million, respectively, while the fair value of the securities pledged in connection with these repurchase agreements was $25.5 million and $32.7 million at March 31, 2014 and December 31, 2013, respectively.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(Dollars In Thousands)	Amount	Percentage of Total	Amount	Percentage of Total

Commercial real estate-owner occupied	$204,725	28.56%	$196,804	28.65%
Commercial real estate-non owner occupied	93,366	13.02	90,676	13.20
Residential real estate	176,914	24.68	173,639	25.27
Commercial	192,890	26.91	182,220	26.52
Real estate construction	42,766	5.97	38,842	5.65
Consumer	6,196	0.86	4,874	0.71
Total loans	$716,857	100.00%	$687,055	100.00%
Less allowance for loan losses	13,171		13,136
Net loans	$703,686		$673,919

Unearned income and net deferred loan fees and costs totaled $1.5 million at March 31, 2014 and December 31, 2013. Loans pledged to secure borrowings at the FHLB totaled $204.4 million and $226.4 million at March 31, 2014 and December 31, 2013, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $13.2 million at March 31, 2014 compared to $13.1 million at year end December 31, 2013. The allowance for loan losses was equivalent to 1.84% and 1.91% of total loans held for investment at March 31, 2014 and December 31, 2013, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

Three months ended March 31, 2014	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance for credit losses:	(In Thousands)
Beginning Balance	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136
Charge-offs	-	-	-	(16)	-	-	(16)
Recoveries	-	-	40	11	-	-	51
Provisions	(2)	(19)	(109)	66	43	21	-
Ending Balance	$3,761	$1,715	$3,251	$3,545	$786	$113	$13,171

Three months ended March 31, 2013	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance for credit losses:	(In Thousands)
Beginning Balance	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	56	63	13	-	3	135
Provisions	24	(130)	33	179	99	20	225
Ending Balance	$3,725	$2,099	$3,020	$3,220	$709	$87	$12,860

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

March 31, 2014	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance	(In Thousands)
Ending balance:	$3,761	$1,715	$3,251	$3,545	$786	$113	$13,171
Ending balance: individually evaluated for impairment	$49	$-	$73	$-	$-	$-	$122
Ending balance: collectively evaluated for impairment	$3,712	$1,715	$3,178	$3,545	$786	$113	$13,049
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$204,725	$93,366	$176,914	$192,890	$42,766	$6,196	$716,857
Ending balance: individually evaluated for impairment	$361	$-	$756	$1,806	$-	$-	$2,923
Ending balance: collectively evaluated for impairment	$204,364	$93,366	$176,158	$191,084	$42,766	$6,196	$713,934
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2013	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance	(In Thousands)
Ending balance:	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136
Ending balance: individually evaluated for impairment	$51	$-	$88	$-	$-	$-	$139
Ending balance: collectively evaluated for impairment	$3,712	$1,734	$3,232	$3,484	$743	$92	$12,997
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$196,804	$90,676	$173,639	$182,220	$38,842	$4,874	$687,055
Ending balance: individually evaluated for impairment	$363	$-	$871	$1,724	$-	$-	$2,958
Ending balance: collectively evaluated for impairment	$196,441	$90,676	$172,768	$180,496	$38,842	$4,874	$684,097
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at March 31, 2014 or December 31, 2013. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of March 31, 2014 and December 31, 2013 is shown below.

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	3/31/14	12/31/13	3/31/14	12/31/13	3/31/14	12/31/13	3/31/14	12/31/13	3/31/14	12/31/13	3/31/14	12/31/13	3/31/14	12/31/13
	(In Thousands)
Pass	$189,195	$180,637	$86,497	$83,723	$171,919	$168,493	$174,996	$171,353	$42,965	$39,013	$6,196	$4,874	$671,768	$648,093
Special mention	3,573	5,125	1,905	1,919	3,509	3,530	11,343	4,034	-	-	-	-	20,330	14,608
Substandard	12,400	11,476	5,227	5,302	1,696	1,834	6,983	7,216	-	-	-	-	26,306	25,828
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(443)	(434)	(263)	(268)	(210)	(218)	(432)	(383)	(199)	(171)	-	-	(1,547)	(1,474)
Total	$204,725	$196,804	$93,366	$90,676	$176,914	$173,639	$192,890	$182,220	$42,766	$38,842	$6,196	$4,874	$716,857	$687,055

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

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	3/31/14	12/31/13	3/31/14	12/31/13	3/31/14	12/31/13	3/31/14	12/31/13	3/31/14	12/31/13	3/31/14	12/31/13	3/31/14	12/31/13
	(In Thousands)
Performing	$204,725	$196,804	$93,366	$90,676	$176,158	$172,768	$191,136	$180,556	$42,766	$38,842	$6,196	$4,874	$714,347	$684,520
Non-performing	-	-	-	-	756	871	1,754	1,664	-	-	-	-	2,510	2,535
Total	$204,725	$196,804	$93,366	$90,676	$176,914	$173,639	$192,890	$182,220	$42,766	$38,842	$6,196	$4,874	$716,857	$687,055

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of March 31, 2014 and December 31, 2013. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$204,725	$204,725
Commercial real estate - non-owner occupied	-	-	-	-	-	93,366	93,366
Residential real estate	-	-	-	-	756	176,158	176,914
Commercial	-	-	-	-	1,754	191,136	192,890
Real estate construction	-	-	-	-	-	42,766	42,766
Consumer	-	-	-	-	-	6,196	6,196
Total	$-	$-	$-	$-	$2,510	$714,347	$716,857

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$196,804	$196,804
Commercial real estate - non-owner occupied	-	-	-	-	-	90,676	90,676
Residential real estate	-	-	-	-	871	172,768	173,639
Commercial	-	-	-	-	1,664	180,556	182,220
Real estate construction	-	-	-	-	-	38,842	38,842
Consumer	-	-	-	-	-	4,874	4,874
Total	$-	$-	$-	$-	$2,535	$684,520	$687,055

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

No loans were modified in connection with a troubled debt restructuring during the three month period ended March 31, 2014.

One residential real estate loan totaling $216 thousand at the time of modification was modified in connection with a troubled debt restructuring during the three month period ended March 31, 2013. The modification granted the borrower reduced payments for a period of one year. There were no material financial effects as a direct result of this modification.

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payment applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the three month periods ended March 31, 2014 and 2013.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below shows the results of management’s analysis of impaired loans as of March 31, 2014 and December 31, 2013.

	Impaired Loans

	March 31, 2014			December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no specific related allowance recorded:	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	327	379	-	332	382	-
Commercial	1,806	2,296	-	1,724	2,175	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	361	361	49	363	363	51
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	429	513	73	539	662	88
Commercial	-	-	-	-	-	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	361	361	49	363	363	51
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	756	892	73	871	1,044	88
Commercial	1,806	2,296	-	1,724	2,175	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$2,923	$3,549	$122	$2,958	$3,582	$139

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended
	March 31, 2014	March 31, 2013
	Average Recorded Investment	Average Recorded Investment

Commercial real estate - owner occupied	$362	$-
Commercial real estate - non-owner occupied	-	-
Residential real estate	850	709
Commercial	2,036	1,053
Real estate construction	-	-
Consumer	-	-
Total	$3,248	$1,762

NOTE 5 – SEGMENT REPORTING

The Corporation has three reportable segments: traditional commercial banking, mortgage banking, and wealth management. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income. Wealth management operating revenues consist principally of advisory fees related to its wealth management services.

NOTE 5 – SEGMENT REPORTING (continued)

The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the prime rate. These transactions are eliminated in the consolidation process.

The “Other” column in the following table includes the operations of the Corporation and Access Real Estate. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expenses relate to costs incurred by the Corporation in connection with its annual audits and directors fees. The primary source of income for Access Real Estate is derived from rents received from the Bank.

The following table presents segment information for the three months ended March 31, 2014 and 2013:

	Commercial	Mortgage	Wealth			Consolidated
March 31, 2014	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,848	$202	$-	$3	$(108)	$8,945
Gain on sale of loans	-	1,728	-	-	-	1,728
Other revenues	483	549	509	287	(300)	1,528
Total revenues	9,331	2,479	509	290	(408)	12,201

Expenses:
Interest expense	802	10	5	95	(108)	804
Salaries and employee benefits	2,800	1,800	287	-	-	4,887
Other expenses	1,548	666	225	631	(300)	2,770
Total operating expenses	5,150	2,476	517	726	(408)	8,461

Income (loss) before income taxes	$4,181	$3	$(8)	$(436)	$-	$3,740

Total assets	$893,580	$33,461	$1,895	$14,354	$(16,490)	$926,800

	Commercial	Mortgage	Wealth			Consolidated
March 31, 2013	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,983	$614	$-	$3	$(444)	$9,156
Gain on sale of loans	-	7,881	-	-	-	7,881
Other revenues	634	2,191	220	323	(405)	2,963
Total revenues	9,617	10,686	220	326	(849)	20,000

Expenses:
Interest expense	1,017	343	-	151	(444)	1,067
Salaries and employee benefits	2,890	4,944	235	-	-	8,069
Other expenses	1,912	2,591	171	542	(405)	4,811
Total operating expenses	5,819	7,878	406	693	(849)	13,947

Income (loss) before income taxes	$3,798	$2,808	$(186)	$(367)	$-	$6,053

Total assets	$802,411	$74,974	$1,333	$19,103	$(21,460)	$876,361

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2014 and 2013, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$2,414	$3,684
Weighted average shares outstanding	10,391,080	10,322,623

Basic earnings per share	$0.23	$0.36

DILUTED EARNINGS PER SHARE:
Net income	$2,414	$3,684
Weighted average shares outstanding	10,391,080	10,322,623
Dilutive stock options	56,005	114,977
Weighted average diluted shares outstanding	10,447,085	10,437,600

Diluted earnings per share	$0.23	$0.35

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

NOTE 7 – DERIVATIVES (continued)

At March 31, 2014 and December 31, 2013, the Bank had derivative financial instruments with a notional value of $16.3 million and $16.0 million, respectively, related to its forward contracts. Derivative financial instruments related to over the counter written options totaled $20.5 million and $22.4 million at March 31, 2014 and December 31, 2013, respectively. The net fair value of these derivative instruments at March 31, 2014 and December 31, 2013 was $85 thousand and $95 thousand, respectively, and was included in other assets and other liabilities.

Included in other noninterest income for the three months ended March 31, 2014 and March 31, 2013 was a net loss of $25 thousand and a net loss of $315 thousand, respectively, relating to derivative instruments. The amount included in other noninterest income for the three months ended March 31, 2014 and March 31, 2013 pertaining to its hedging activities was a net realized loss of $343 thousand and a net realized gain of $1.2 million, respectively.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of March 31, 2014 and December 31, 2013, are summarized below:

	Fair Value Measurement
	at March 31, 2014 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring	(In Thousands)
Available-for-sale investment securities
US Government agency	$30,200	$-	$30,200	$-
Mortgage backed	39,103	-	39,103	-
Corporate bonds	8,960	-	8,960	-
Asset backed securities	8,453	-	8,453	-
Municipals - nontaxable	2,462	-	2,462	-
CRA Mutual fund	1,417	-	1,417	-
Total available-for-sale investment securities	90,595	-	90,595	-

Residential loans held for sale	27,217	-	27,217	-
Derivative assets	192	-	-	192
Total Financial Assets-Recurring	$118,004	$-	$117,812	$192

Financial Liabilities-Recurring
Derivative liabilities	$107	$-	$-	$107
Total Financial Liabilities-Recurring	$107	$-	$-	$107

Financial Assets-Non-Recurring
Impaired loans (1)	$2,923	$-	$-	$2,923
Total Financial Assets-Non-Recurring	$2,923	$-	$-	$2,923

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

NOTE 9 - FAIR VALUE (continued)

	Fair Value Measurement
	at December 31, 2013 Using
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

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the three month periods ended March 31, 2014 and 2013.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Balance, beginning of period	$95	$465
Realized and unrealized losses included in earnings	(10)	(228)
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$85	$237

NOTE 9 - FAIR VALUE (Continued)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at March 31, 2014:

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$192	Market pricing (3)	Estimated pullthrough	75% - 90%
Derivative liabilities	$107	Market pricing (3)	Estimated pullthrough	75% - 90%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$1,117	Appraisal of collateral (1)	Liquidation expenses (2)	20% - 30%
Impaired loans - Non-real estate secured	$1,806	Cash flow basis	Liquidation expenses (2)	10% - 20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.

(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.

(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented as a percent of the volume.

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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at March 31, 2014, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$27,217	$950	$26,267

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

NOTE 9 - FAIR VALUE (Continued)

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

Bank-Owned Life Insurance

The carrying amount of bank-owned life insurance ("BOLI") purchased on a group of officers is a reasonable estimate of fair value resulting in a Level 2 classification.

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

At March 31, 2014 and December 31, 2013, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

NOTE 9 - FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:	(In Thousands)
Cash and short-term investments	$62,170	$62,170	$23,419	$23,419
Securities available-for-sale	90,595	90,595	76,552	76,552
Securities held-to-maturity	11,273	10,938	16,277	15,659
Restricted stock	1,761	1,761	8,559	8,559
Loans, net of allowance	730,903	746,120	698,272	696,298
Derivatives	192	192	219	219
Total financial assets	$896,894	$911,776	$823,298	$820,706

Financial liabilities:
Deposits	$805,424	$799,757	$572,972	$552,735
Short-term borrowings	17,646	17,648	172,855	172,787
Derivatives	107	107	124	124
Total financial liabilities	$823,177	$817,512	$745,951	$725,646

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $17.0 million and $5.1 million in outstanding commitments at March 31, 2014 and December 31, 2013, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $224.5 million and $227.3 million in unfunded lines of credit whose contract amounts represent credit risk at March 31, 2014 and December 31, 2013, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount $4.1 million at March 31, 2014 and December 31, 2013.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At March 31, 2014 and December 31, 2013 the balance in this account totaled $636 thousand.

The mortgage division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The mortgage division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At March 31, 2014 and December 31, 2013, the balance in this reserve totaled $4.6 million.

The following table shows the changes to the allowance for losses on mortgage loans sold.

	Three Months ended March 31,		Year ended
	2014	2013	December 31, 2013
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$4,645	$4,376	$4,376

Provision charged to operating expense	-	218	388
Recoveries	-	-	-
Charge-offs	-	(119)	(119)
Allowance for losses on mortgage loans sold - end of period	$4,645	$4,475	$4,645

NOTE 11 – BANK-OWNED LIFE INSURANCE POLICIES

The Bank entered into contracts to purchase $5 million in bank-owned life insurance policies (“BOLI”) during the first quarter of 2014. After March 31, 2014 but prior to the issuance of these financial statements, the Bank purchased an additional $10 million in BOLI. There are no post-retirement benefits associated with the BOLI policies owned by the Bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.

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

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A – Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At March 31, 2014, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to net income is recognized. At March 31, 2014, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At March 31, 2014, the Corporation’s assets totaled $926.8 million, compared to $847.2 million at December 31, 2013, an increase of $79.6 million. The increase in assets was primarily due to a growth in loans held for investment of $29.8 million, an increase in interest-bearing balances of $36.1 million, an increase in investment securities of $9.0 million, and an increase in other assets of $6.1 million due in part to a $5.0 million purchase of bank-owned life insurance (BOLI). The increase in loans held for investment is primarily attributable to a $10.7 million increase in commercial loans, a $3.3 million increase in residential real estate loans, a $7.9 million increase in commercial real estate – owner occupied, and a $3.9 million increase in real estate construction loans. At March 31, 2014, loans secured by real estate collateral comprised 72.3% of our total loan portfolio, with loans secured by commercial real estate contributing 41.6% of our total loan portfolio, loans secured by residential real estate contributing 24.7% and real estate construction loans contributing 6.0%. Loans held for sale totaled $27.2 million at March 31, 2014, compared to $24.4 million at December 31, 2013. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $805.4 million at March 31, 2014, compared to $573.0 million at December 31, 2013, an increase of $232.4 million. Noninterest-bearing deposits increased $39.2 million from $189.9 million at December 31, 2013 to $229.1 million at March 31, 2014. Savings and interest-bearing deposits increased to $239.8 million at March 31, 2014 from $200.2 million at December 31, 2013, an increase of $39.6 million. The largest increase in our deposits came in the time deposits, growing from $182.9 million at December 31, 2013 to $336.6 million at March 31, 2014. This $153.7 million increase was due in part to management’s decision to utilize the Certificate of Deposit Account Registry Service (CDARS) to fund a planned increase in our investment portfolio as well as pay down the Federal Home Loan Bank (FHLB) borrowings of $145.0 million at December 31, 2013.

Net income for the first quarter of 2014 totaled $2.4 million compared to $3.7 million for the same period in 2013. Earnings per diluted share were $0.23 for the first quarter of 2014, compared to $0.35 per diluted share in the same period of 2013. While the banking segment continued to show positive growth in net interest income when comparing the periods ended March 31, 2014 to March 31, 2013, the mortgage segment reflected declines in the mortgage loan origination volume for the same comparison period of $147.1 million. This decreased volume, prompted in part by a rise in interest rates in the second quarter of 2013, led to the $6.2 million decrease in the mortgage segment’s gain on sale of loans when comparing the three month period ending March 2014 to the same period ending March 2013 and lead to the mortgage segment reporting near break-even performance for the first quarter 2014.

Non-performing assets (“NPA”) totaled $2.5 million, or 0.27%, of total assets at March 31, 2014, down from 0.30%, of total assets at December 31, 2013. NPAs are comprised solely of non-accrual loans at March 31, 2014.

While the U.S. Bureau of Labor Statistics reported a decrease in labor productivity of 1.7% in the nonfarm business sector for the first quarter of 2014, productivity in this same sector increased when compared to the first quarter of 2013 by 1.4%. The unemployment rate for Fairfax County, Virginia rose from its December 2013 low to 4.1% in March 2014 still remaining below the 5.0% for the state of Virginia at the end of March 2014 and 6.7% for the nation at the end of March 2014. Information reviewed at the Federal Open Market Committee’s (FOMC) April 2014 meeting suggested growth in economic activity picked up recently after a sharp slowing during the winter months due in part to adverse weather conditions. Labor market indicators showed further improvement; however, concern over the still elevated unemployment rate for the nation was noted by the FOMC as well as a slow recovery in the housing sector. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio. The Corporation’s net interest margin for the three months ended March 31, 2014 increased to 3.78% from the March 31, 2013 percentage of 3.73% as a result of the payoff of the subordinated debentures. While there is no certainty to the magnitude of any impact, the continued extended period of low short-term interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

While the economy continues to show signs of improvement with unemployment rates declining, and we are continuing to see price appreciation in the local residential real estate market, there is no guarantee that these positive trends will continue. As such, we remain cautious as to the macro-economic risks, many openly identified by the Federal Open Market Committee, including persistently high rates of unemployment and underemployment and inflation below the FOMC’s 2% objective. As a consequence, we have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 – 2009. In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses.

Although we believe that the credit quality of our primary business and professional customers has stabilized and has begun to improve, we will continue to focus on improving the credit quality of our loan portfolio and reducing non-performing assets. The Corporation is optimistic with a strong capital base and being positioned for continued growth.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, a CRA mutual fund, and other available-for-sale securities as well as municipal bonds. The portfolio does not have any non-agency mortgage backed securities or trust preferred securities.

At March 31, 2014 the fair value of the securities portfolio totaled $101.5 million, compared to $92.2 million at December 31, 2013. Included in the fair value totals are held-to-maturity securities with an amortized cost of $11.3 million (fair value of $10.9 million) and $16.3 million (fair value of $15.7 million) at March 31, 2014 and December 31, 2013, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $716.9 million at March 31, 2014 compared to $687.1 million at December 31, 2013, an increase of $29.8 million or 4.3%. Comprising the majority of the growth, commercial loans increased $10.7 million, residential real estate loans increased $3.3 million, commercial real estate – owner occupied increased $7.9 million and real estate construction loans increased $3.9 million. The overall increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at March 31, 2014.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $204.7 million, representing 28.56% of the loan portfolio at March 31, 2014. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $93.4 million and representing 13.02% of the loan portfolio at March 31, 2014. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the third largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $176.9 million and comprised 24.68% of the loan portfolio at March 31, 2014. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of March 31, 2014: home equity lines of credit, 18.4%; first trust mortgage loans, 73.0%; and junior trust loans, 8.6%.

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

Commercial Loans: Commercial Loans represented the second largest segment of the loan portfolio, totaling $192.9 million and representing 26.91% of the loan portfolio at March 31, 2014. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $42.8 million and represented 5.97% of the loan portfolio at March 31, 2014. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which was the smallest segment of the loan portfolio, totaled $6.2 million and represented 0.86% of the loan portfolio at March 31, 2014. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the mortgage division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At March 31, 2014, LHFS at fair value totaled $27.2 million compared to $24.4 million at December 31, 2013.

The LHFS loans are closed by the Bank and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the first quarter of 2014 we originated $70.6 million of loans processed in this manner, compared to $217.7 million for the first quarter of 2013. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $13.2 million at March 31, 2014 compared to $13.1 million at December 31, 2013. The allowance for loan losses was equivalent to 1.84% and 1.91% of total loans held for investment at March 31, 2014 and December 31, 2013, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At March 31, 2014 and December 31, 2013, the Bank had non-performing assets totaling $2.5 million. Non-performing assets consist of non-accrual and restructured loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Non-accrual loans :	(Dollars In Thousands)
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied	-	-
Residential real estate	756	871
Commercial	1,754	1,664
Real estate construction	-	-
Consumer	-	-
Total non-accrual loans	$2,510	$2,535

Other real estate owned ("OREO")	-	-

Total non-performing assets	$2,510	$2,535

Restructured loans included above in non-accrual loans	$918	$931

Ratio of non-performing assets to:
Total loans plus OREO	0.35%	0.37%

Total Assets	0.27%	0.30%

Accruing Past due loans:
90 or more days past due	$-	$-

At March 31, 2014 and December 31, 2013, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At March 31, 2014, deposits totaled $805.4 million compared to $573.0 million on December 31, 2013, an increase of $232.4 million. Noninterest-bearing deposits increased $39.2 million from $189.9 million at December 31, 2013 to $229.1 million at March 31, 2014. Savings and interest-bearing deposits increased to $239.8 million at March 31, 2014 from $200.2 million at December 31, 2013, an increase of $39.6 million. The largest increase in our deposits came in the time deposits, growing from $182.9 million at December 31, 2013 to $336.6 million at March 31, 2014. This $153.7 million increase was due in part to management’s decision to utilize the Certificate of Deposit Account Registry Service (CDARS) to fund a planned increase in our investment portfolio as well as pay down the Federal Home Loan Bank (FHLB) borrowings of $145 million at December 31, 2013.The growth in noninterest-bearing accounts is attributable to new accounts opened during the first three months of 2014 as a result of our outreach to operating businesses and positive balance fluctuations of existing commercial accounts.

Shareholders’ Equity

Shareholders’ equity totaled $93.6 million at March 31, 2014 compared to $91.1 million at December 31, 2013. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

	March 31,	December 31,
	2014	2013
	(In Thousands)
Tier 1 Capital:
Common stock	$8,686	$8,659
Capital surplus	17,814	17,320
Retained earnings	68,392	67,121
Less: Net unrealized loss on equity securities	(54)	-
Less: Dissallowed servicing assets	(241)	(313)
Total Tier 1 capital	94,597	92,787

Allowance for loan losses	10,204	9,680

Total risk based capital	$104,801	$102,467

Risk weighted assets	$812,715	$770,276

Quarterly average assets	$881,676	$848,886

			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	11.64%	12.05%	4.00%
Total risk based capital ratio	12.90%	13.30%	8.00%
Leverage ratio	10.73%	10.93%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2014 totaled $2.4 million or $0.23 diluted earnings per share. This compares with $3.7 million or $0.35 diluted earnings per share for the same quarter in 2013. The decrease in net income for the three months ended March 31, 2014 as compared to the same period in 2013 is attributable to the decreased loan volume in the mortgage banking segment and was mitigated by reductions in salaries and employee benefits and advertising and promotional costs as well as fees related directly to the production of loans such as management fees, investor fees, provision for losses on mortgage loans sold, and credit report charges.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $8.1 million for the three months ended March 31, 2014 as well as for the same period in 2013. The annualized yield on earning assets was 4.15% for the quarter ended March 31, 2014 when compared to 4.22% for the quarter ended March 31, 2013. The decrease in the first quarter income on earning assets of $211 thousand is mainly attributable to decreased volumes in loans held for sale resulting in a reduction to interest income of $412 thousand. Mitigating this reduction was an increase in the volume of loans held for investment which offset the rate reduction in the category resulting in an overall increase to interest income of $275 thousand. The cost of interest-bearing deposits and borrowings decreased from 0.69% for the quarter ended March 31, 2013 to 0.55% for the quarter ended March 31, 2014 due mainly to the decrease in volume in time deposits. Net interest margin was 3.78% for the quarter ended March 31, 2014 compared to 3.73% for the same period in 2013.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2014 compared to 2013
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$(67)	$(10)	$(57)
Loans held for sale	(412)	(563)	151
Loans	275	876	(601)
Interest-bearing deposits	(7)	(9)	2
Total increase (decrease) in interest income	(211)	294	(505)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	16	11	5
Money market deposit accounts	(32)	(4)	(28)
Savings accounts	1	-	1
Time deposits	(258)	(399)	141
Total interest-bearing deposits	(273)	(392)	119
FHLB Advances	66	67	(1)
Securities sold under agreements to repurchase	(3)	(2)	(1)
Subordinated debentures	(53)	(26)	(27)
Total increase (decrease) in interest expense	(263)	(353)	90

Increase (decrease) in net interest income	$52	$647	$(595)

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

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Three Months Ended

	March 31, 2014			March 31, 2013
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$104,782	$468	1.79%	$106,697	$535	2.00%
Loans held for sale	18,708	202	4.32%	74,768	614	3.28%
Loans(1)	698,429	8,257	4.73%	626,504	7,982	5.10%
Interest-bearing balances and federal funds sold	39,251	18	0.18%	58,937	25	17.00%
Total interest earning assets	861,170	8,945	4.15%	866,906	9,156	4.22%
Noninterest earning assets:
Cash and due from banks	7,609			11,386
Premises, land and equipment	8,379			8,544
Other assets	16,007			14,361
Less: allowance for loan losses	(13,181)			(12,608)
Total noninterest earning assets	18,814			21,683
Total Assets	$879,984			$888,589

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$105,816	$58	0.22%	$85,053	$42	0.20%
Money market deposit accounts	114,119	57	0.20%	118,927	89	0.30%
Savings accounts	2,868	2	0.28%	2,444	1	0.14%
Time deposits	218,954	611	1.12%	369,362	869	0.94%
Total interest-bearing deposits	441,757	728	0.66%	575,786	1,001	0.70%
Borrowings:
FHLB Advances	115,944	70	0.24%	5,056	4	0.32%
Securities sold under agreements to repurchase and federal funds purchased	23,374	6	0.10%	30,389	9	0.11%
Subordinated Debentures	-	-	0.00%	6,186	53	3.43%
Total borrowings	139,318	76	0.22%	41,631	66	0.63%
Total interest-bearing deposits and borrowings	581,075	804	0.55%	617,417	1,067	0.69%
Noninterest-bearing liabilities:
Demand deposits	196,454			169,056
Other liabilities	9,861			9,719
Total liabilities	787,390			796,192
Shareholders' Equity	92,594			92,397
Total Liabilities and Shareholders' Equity:	$879,984			$888,589

Interest Spread(2)			3.60%			3.53%

Net Interest Margin(3)		$8,141	3.78%		$8,089	3.73%

(1) Loans placed on nonaccrual status are included in loan balances
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $3.3 million for the first quarter of 2014 compared to $10.8 million for the same period in 2013. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $1.7 million for the three month period ended March 31, 2014, compared to $7.9 million for the same period of 2013. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended March 31, 2014, the Bank’s mortgage segment originated $70.6 million in mortgage and brokered loans, down from $217.7 million for the same period in 2013. For the three months ended March 31, 2014, other income reflected an increase of $1.3 million, as compared to $2.8 million for the three months ended March 31, 2013, due mainly to a $343 thousand loss relating to hedging activities associated with loans held for sale as compared to a $1.2 million gain for the same period in 2013. Our hedging activities are designed to insulate the net gain on sale margins from movements of interest rates during the mortgage loan origination and delivery process. When gains are recognized on instruments used to hedge interest rate risk, the value of the loans being hedged decrease proportionately resulting in lower realized gains on sale income.

Noninterest Expense

Noninterest expense totaled $7.7 million for the three months ended March 31, 2014, compared to $12.7 million for the same period in 2013, a decrease of $5.0 million. Salaries and employee benefits totaled $4.9 million for the three months ended March 31, 2014, compared to $8.1 million for the same period last year. The decrease in salary and employee benefits is attributable in part to the reduction in the mortgage loan production. Other operating expenses totaled $2.1 million for the three months ended March 31, 2014, compared to $3.9 million for the same period in 2013. The reduction in other operating expenses was primarily due to the decrease in mortgage loan volume as management fees decreased $588 thousand, investor fees decreased $227 thousand and the provision for losses on mortgage loans sold decreased $218 thousand between related periods.

The table below provides the composition of other operating expenses.

	Three Months Ended March 31,
	2014	2013
	(In Thousands)

Business and franchise tax	$210	$203
Advertising and promotional	177	563
Data processing	168	199
Director fees	159	90
Accounting and auditing	153	153
Consulting fees	120	157
FDIC insurance	101	106
Office supplies-stationary print	81	64
Investor fees	79	306
Telephone	75	63
Publication and subscription	60	86
Stock option expense	59	39
Disaster recovery expense	56	47
Regulatory examinations	52	51
Credit report	47	107
Management fees	47	635
SBA guarantee fee	47	53
Legal fees	35	53
Courier	31	29
D&O liability insurance	30	26
FRB and Bank analysis charges	26	15
Verification fees	14	57
Early payoff expense	13	46
Freight and express	13	30
Appraisal fees	5	22
Provision for losses on mortgage loans sold	-	218
Other	205	464
	$2,063	$3,882

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At March 31, 2014, overnight interest-bearing balances totaled $51.4 million and unpledged available-for-sale investment securities totaled approximately $15.7 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of March 31, 2014, the portfolio of CDARS and wholesale time deposits totaled $228.9 million compared to $76.6 million at December 31, 2013.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At March 31, 2014, the Bank had a line of credit with the FHLB totaling $254.0 million. As there were no outstanding advances or short term loans with the FHLB at March 31, 2014, the entire $254.0 million was available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of March 31, 2014, outstanding repurchase agreements totaled $17.6 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at March 31, 2014, these lines totaled $60.5 million and were available as an additional funding source.

The following table presents the composition of borrowings at March 31, 2014 and December 31, 2013 and for the periods indicated.

Borrowed Funds Distribution

	March 31, 2014	December 31, 2013

	(Dollars In Thousands)
Borrowings:
FHLB advances	$-	$145,000
Securities sold under agreements to repurchase and federal funds purchased	17,646	27,855
Total at period end	$17,646	$172,855

	Three Months Ended	Year Ended
	March 31, 2014	December 31, 2013

Borrowings:	(Dollars In Thousands)
Average Balances
FHLB advances	$115,944	$43,077
Securities sold under agreements to repurchase and federal funds purchased	23,374	25,524
Subordinated debentures	-	3,135
Total average balance	$139,318	$71,736

Average rate paid on all borrowed funds	0.22%	0.32%

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

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at March 31, 2014 and December 31, 2013, assuming budgeted growth in the balance sheet. According to the model run for the three month period ended March 31, 2014, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 6.63%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings March 31, 2014	Hypothetical Percentage Change in Earnings December 31, 2013
3.00%	20.49%	8.20%
2.00%	13.70%	5.50%
1.00%	6.63%	2.41%

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

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the first quarter of 2014 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

January 1 - January 31, 2014	-	$-	-	768,781
February 1 - February 28, 2014	-	-	-	768,781
March 1 - March 31, 2014	-	-	-	768,781
	-	$-	-	768,781

On January 31, 2014, an indirect, wholly-owned subsidiary of the Corporation entered into an asset purchase agreement pursuant to which it acquired client accounts and certain other assets from a local wealth management practice for an aggregate purchase price of $1.54 million, subject to adjustment, payable in four installments: $770 thousand in connection with closing, $256.5 thousand on March 31, 2015, $256.5 thousand on March 31, 2016 and $257 thousand on March 31, 2017. Each installment of the purchase price is payable 50% in cash and 50% in common stock of the Corporation. For the initial installment in connection with closing, the Corporation issued 24,017 restricted shares of its common stock and the subsidiary agreed to pay up to $385 thousand in cash on three payment dates over 120 days, with the total amount of cash payable in connection with closing subject to adjustment pursuant to the asset purchase agreement to reflect the post-closing delivery of certain consents. For the payment installments in 2015, 2016 and 2017, the number of shares of common stock of the Corporation to be issued will be determined by dividing (i) one-half of the consideration to be paid on the relevant payment date by (ii) the average of the daily closing price per share of the common stock on the NASDAQ Global Market, as reported by The Wall Street Journal, for the ten consecutive trading days prior to and including the December 31 immediately preceding the applicable payment date (with any fraction of a share being rounded to the nearest whole number). All shares of common stock issued pursuant to the asset purchase agreement will be restricted for three years from their date of issuance.

The shares have been and will be issued to a natural person who was the sole shareholder of the seller of the assets in an unregistered transaction in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Such natural person represented to the Corporation that he is an “accredited investor” as defined under Rule 501(a) of Regulation D. The transaction was privately negotiated and did not involve any public offering of securities.

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

10.5+	Annual compensation of Non-Employee Directors (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 14, 2014 (file number 000-49929))
10.6+	Base Salaries for Named Executive Officers (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 14, 2014 (file number 000-49929))
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

+ indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: May 12, 2014	By: /s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By: /s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

-46-