Form 10-Q
period 2014-06-30
ACCESS NATIONAL CORP
filed 2014-08-11
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of August 7, 2014 was 10,440,319 shares.

Table of Contents

ACCESS NATIONAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash and due from banks	$11,702	$8,117
Interest-bearing deposits in other banks and federal funds sold	36,119	15,302
Securities:
Securities available-for-sale, at fair value	114,227	76,552
Securities held-to-maturity, at amortized cost (fair value of $12,308 and $15,659)	12,412	16,277
Total investment securities	126,639	92,829

Restricted stock	5,361	8,559
Loans held for sale, at fair value	51,001	24,353
Loans	740,125	687,055
Allowance for loan losses	(13,211)	(13,136)
Net loans	726,914	673,919
Premises and equipment, net	8,326	8,389
Accrued interest receivable	2,631	2,491
Bank owned life insurance	15,000	-
Goodwill	1,491	-
Other assets	14,003	13,223
Total assets	$999,187	$847,182

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$271,225	$189,908
Savings and interest-bearing deposits	235,704	200,196
Time deposits	284,824	182,868
Total deposits	791,753	572,972
Other liabilities
Short-term borrowings	100,453	172,855
Other liabilities and accrued expenses	10,845	10,221
Total liabilities	$903,051	$756,048

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,422,324 shares at June 30, 2014 and 10,369,420 shares at
December 31, 2013	$8,703	$8,659
Additional paid in capital	17,994	17,320
Retained earnings	70,205	67,121
Accumulated other comprehensive loss, net	(766)	(1,966)
Total shareholders' equity	96,136	91,134
Total liabilities and shareholders' equity	$999,187	$847,182

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and Dividend Income
Interest and fees on loans	$8,854	$8,611	$17,313	$17,206
Interest on deposits in other banks	27	28	45	54
Interest and dividends on securities	621	447	1,089	982
Total interest and dividend income	9,502	9,086	18,447	18,242

Interest Expense
Interest on deposits	787	966	1,515	1,967
Interest on short-term borrowings	52	15	128	28
Interest on subordinated debentures	-	53	-	106
Total interest expense	839	1,034	1,643	2,101

Net interest income	8,663	8,052	16,804	16,141
Provision for loan losses	-	-	-	225
Net interest income after provision for loan losses	8,663	8,052	16,804	15,916

Noninterest Income
Service fees on deposit accounts	181	138	358	307
Gain on sale of loans	3,787	7,120	5,515	15,001
Mortgage broker fee income	12	29	20	47
Other income	1,336	736	2,679	3,512
Total noninterest income	5,316	8,023	8,572	18,867

Noninterest Expense
Salaries and employee benefits	5,952	6,799	10,839	14,868
Occupancy and equipment	660	616	1,367	1,320
Other operating expenses	2,606	3,118	4,669	7,000
Total noninterest expense	9,218	10,533	16,875	23,188

Income before income taxes	4,761	5,542	8,501	11,595

Income tax expense	1,697	2,018	3,023	4,387
NET INCOME	$3,064	$3,524	$5,478	$7,208

Earnings per common share:
Basic	$0.29	$0.34	$0.52	$0.70
Diluted	$0.29	$0.34	$0.52	$0.69

Average outstanding shares:
Basic	10,411,085	10,306,561	10,401,083	10,314,592
Diluted	10,454,712	10,379,870	10,450,899	10,408,735

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,064	$3,524	$5,478	$7,208

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	857	(1,999)	1,859	(2,267)
Less: reclassification adjustment for gains included in net income	(12)	-	(12)	-
Tax effect	(296)	700	(647)	794
Net of tax amount	549	(1,299)	1,200	(1,473)

Comprehensive income	$3,613	$2,225	$6,678	$5,735

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share Data)

(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$8,659	$17,320	$67,121	$(1,966)	$91,134
Net income	-	-	5,478	-	5,478
Other comprehensive income	-	-	-	1,200	1,200
Stock option exercises (28,887 shares)	44	556	-	-	600
Cash dividend	-	-	(2,394)	-	(2,394)
Stock-based compensation expense recognized in earnings	-	118	-	-	118

Balance, June 30, 2014	$8,703	$17,994	$70,205	$(766)	$96,136

Balance, December 31, 2012	$8,615	$17,155	$65,404	$93	$91,267
Net income	-	-	7,208	-	7,208
Other comprehensive loss	-	-	-	(1,473)	(1,473)
Stock option exercises (28,899 shares)	24	169	-	-	193
Repurchased under share repurchase program (61,454 shares)	(51)	(715)	-	-	(766)
Excess tax benefits from stock based payment arrangements	-	6	-	-	6
Cash dividend	-	-	(1,959)	-	(1,959)
Stock-based compensation expense recognized in earnings	-	104	-	-	104

Balance, June 30, 2013	$8,588	$16,719	$70,653	$(1,380)	$94,580

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30
	2014	2013
Cash Flows from Operating Activities
Net income	$5,478	$7,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	225
Provision for losses on mortgage loans sold	-	388
Provision for off balance sheet losses	-	65
Gain on sale of securities	12	-
Excess tax benefits	-	6
Deferred tax benefit	(7)	(8)
Stock-based compensation	118	104
Valuation allowance on derivatives	87	(330)
Net amortization (accretion) on securities	313	195
Depreciation and amortization	240	239
Gain (loss) on disposal of assets	1	-
Changes in assets and liabilities:
Decrease (increase) in valuation of loans held for sale carried at fair value	(1,350)	4,765
(Increase) decrease in loans held for sale	(25,298)	57,889
Increase in other assets	(2,706)	(1,492)
Increase (decrease) in other liabilities	199	(2,036)
Net cash (used in) provided by operating activities	(22,913)	67,218
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	16,557	21,452
Proceeds from sale of securities	13,730	-
Purchases of securities available for sale	(63,240)	(57,650)
Proceeds from maturities and calls of securities held to maturity	5,000	30,000
Purchase of securities held to maturity	(1,138)	(889)
Purchase of bank owned life insurance	(15,000)	-
Net increase in loans	(52,995)	(24,204)
Proceeds from sale of equipment	-	10
Purchases of premises and equipment	(185)	(156)
Net cash used in investing activities	(97,271)	(31,437)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	116,826	58,496
Net (decrease) increase in time deposits	101,956	(70,134)
Decrease in securities sold under agreement to repurchase	(7,402)	(17,930)
Net (decrease) increase in other short-term borrowings	(65,000)	5,000
Proceeds from issuance of common stock	600	193
Repurchase of common stock	-	(766)
Dividends paid	(2,394)	(1,959)
Net cash (used in) provided by financing activities	144,586	(27,100)

Increase in cash and cash equivalents	24,402	8,681
Cash and Cash Equivalents
Beginning	23,419	37,941
Ending	$47,821	$46,622
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,613	$1,969
Cash payments for income taxes	$2,791	$5,965
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$1,846	$(2,267)

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2013, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first six months of 2014, the Corporation granted 121,500 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first six months of 2014 and 2013 was $118 thousand and $104 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of June 30, 2014 was $571,271. The cost is expected to be recognized over a weighted average period of 1.41 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the six months ended June 30, 2014 and 2013 is presented as follows:

Six Months Ended
June 30, 2014

Expected life of options granted, in years	4.57
Risk-free interest rate	0.69%
Expected volatility of stock	36%
Annual expected dividend yield	3%

Fair Value of Granted Options	$302,331
Non-Vested Options	281,264

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	281,380	$11.77	3.20	$951,526
Granted	121,500	15.96	4.57	-
Exercised	(28,887)	7.44	0.71	219,365
Lapsed or Canceled	(7,844)	$13.67	3.47	$-

Outstanding at June 30, 2014	366,149	$13.46	3.46	$746,126

Exercisable at June 30, 2014	84,885	$11.04	2.44	$357,210

Six Months Ended
June 30, 2013

Expected life of options granted, in years	4.61
Risk-free interest rate	0.36%
Expected volatility of stock	42%
Annual expected dividend yield	3%

Fair value of granted options	$435,473
Non-vested options	331,477

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	274,800	$7.72	2.59	$1,450,016
Granted	141,584	15.31	4.61	-
Exercised	(28,899)	6.67	0.95	205,275
Lapsed or canceled	(5,759)	$9.09	2.58	$-

Outstanding at June 30, 2013	381,726	$10.59	3.11	$1,237,911

Exercisable at June 30, 2013	50,249	$7.56	1.84	$272,275

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at June 30, 2014 and December 31, 2013. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$27,555	$5	$(770)	$26,790
Mortgage backed securities	58,064	144	(653)	57,555
Corporate bonds	10,878	138	(18)	10,998
Asset backed securities	13,351	44	(9)	13,386
Municipals - nontaxable	4,058	13	(9)	4,062
CRA mutual fund	1,500	-	(64)	1,436
Total	$115,406	$344	$(1,523)	$114,227

Held-to-maturity:
U.S. Government agencies	$9,985	$27	$(137)	$9,875
Municipals	427	11	-	438
Municipals - non taxable	2,000	10	(15)	1,995
Total	$12,412	$48	$(152)	$12,308

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$35,928	$-	$(1,796)	$34,132
Mortgage backed securities	28,770	53	(1,171)	27,652
Corporate bonds	6,018	113	(112)	6,019
Asset backed securities	6,657	-	(14)	6,643
Municipals - nontaxable	705	-	(10)	695
CRA mutual fund	1,500	-	(89)	1,411
Total	$79,578	$166	$(3,192)	$76,552

Held-to-maturity:
U.S. Government agencies	$14,983	$9	$(568)	$14,424
Municipals	426	-	(48)	378
Municipals - nontaxable	868	-	(11)	857
Total	$16,277	$9	$(627)	$15,659

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of June 30, 2014 and December 31, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	June 30, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies:
Due after one through five years	$-	$-	$4,379	$4,329
Due after five through ten years	21,012	20,420	23,998	22,532
Due after ten through fifteen years	-	-	4,121	4,085
Due after fifteen years	6,543	6,370	3,430	3,186
Mortgage backed securities:
Due after five through ten years	7,767	7,691	8,440	8,219
Due after ten through fifteen years	32,345	32,007	17,022	16,212
Due after fifteen years	17,952	17,857	3,308	3,221
Corporate bonds:
Due after one through five years	4,009	4,132	4,010	4,123
Due after five through ten years	6,869	6,866	2,008	1,896
Asset backed securities
Due after one through five years	3,133	3,129	-	-
Due after five through ten years	1,000	1,005	1,000	1,000
Due after fifteen years	9,218	9,252	5,657	5,643
Municipals - nontaxable:
Due after five through ten years	407	413	705	695
Due after ten through fifteen years	3,651	3,649	-	-
CRA Mutual Fund	1,500	1,436	1,500	1,411
Total	$115,406	$114,227	$79,578	$76,552

Held-to-maturity:
U.S. Government agencies:
Due after one through five years	$5,000	$5,027	$9,999	$9,974
Due after ten through fifteen years	4,985	4,848	4,984	4,450
Municipals:
Due after five through ten years	427	438	426	415
Municipals - nontaxable:
Due after ten through fifteen years	2,000	1,995	868	820
Total	$12,412	$12,308	$16,277	$15,659

The estimated fair value of securities pledged to secure public funds, credit lines with the Federal Reserve Bank (“FRB”), and debtor-in-possession accounts amounted to $62.1 million at June 30, 2014 and $39.6 million at December 31, 2013.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at June 30, 2014 and December 31, 2013 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
June 30, 2014	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$12,846	$(57)	$20,911	$(596)	$33,757	$(653)
U.S. Government agencies	3,228	(16)	21,543	(754)	24,771	(770)
Municipals - nontaxable	2,792	(9)	-	-	2,792	(9)
Corporate bonds	-	-	1,989	(18)	1,989	(18)
Asset backed securities	5,542	(9)	-	-	5,542	(9)
CRA Mutual fund	-	-	1,436	(64)	1,436	(64)
Total	$24,408	$(91)	$45,879	$(1,432)	$70,287	$(1,523)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	4,848	(137)	$4,848	$(137)
Municipals - nontaxable	562	(2)	844	(13)	1,406	(15)
Total	$562	$(2)	$5,692	$(150)	$6,254	$(152)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
December 31, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$19,641	$(987)	$4,945	$(184)	$24,586	$(1,171)
U.S. Government agencies	34,132	(1,796)	-	-	34,132	(1,796)
Municipals - nontaxable	695	(10)	-	-	695	(10)
Corporate bonds	1,895	(112)	-	-	1,895	(112)
Asset backed securities	5,643	(14)	-	-	5,643	(14)
CRA Mutual fund	-	-	1,411	(89)	1,411	(89)
Total	$62,006	$(2,919)	$6,356	$(273)	$68,362	$(3,192)

Investment securities held-to-maturity:

U.S. Government agencies	$9,416	$(568)	$-	$-	$9,416	$(568)
Municipals - nontaxable	820	(48)	-	-	820	(48)
Municipals	415	(11)	-	-	415	(11)
Total	$10,651	$(627)	$-	$-	$10,651	$(627)

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

NOTE 3 – SECURITIES (continued)

U.S. Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. At June 30, 2014, one held-to-maturity security had an unrealized loss of $137 thousand while seven available-for-sale securities had unrealized losses of $770 thousand. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. As the securities are obligations of government agencies, it is the Corporation’s intent to hold these securities until a market price recovery or maturity, and it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Corporate bonds

The Corporation’s unrealized losses on corporate obligations were caused by interest rate fluctuations. At June 30, 2014, one security had an unrealized loss of $18 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Mortgage-backed

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At June 30, 2014, twelve securities had unrealized losses of $653 thousand. As these securities are Ginnie Mae and government sponsored entity securities backed by the United States Government, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At June 30, 2014, this one security had an unrealized loss of $64 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Asset backed securities

The Corporation’s unrealized loss on its asset backed securities was caused by interest rate fluctuations. At June 30, 2014, two securities had unrealized losses of $9 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Municipal

The Corporation’s unrealized loss on its held-to-maturity municipal investment was caused by interest rate fluctuations. At June 30, 2014, two securities had unrealized losses of $9 thousand while two held-to-maturity municipal’s had unrealized losses of $15 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and FRB stock. The amortized costs of the restricted stock as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
Restricted Stock:

FRB stock	$999	$999

FHLB stock	4,362	7,560
	$5,361	$8,559

Securities Sold Under Agreements to Repurchase (Repurchase Agreements)

The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Corporation does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. As of June 30, 2014 and December 31, 2013, the obligations outstanding under these repurchase agreements totaled $20.5 million and $27.9 million, respectively, while the fair value of the securities pledged in connection with these repurchase agreements was $22.0 million and $32.7 million at June 30, 2014 and December 31, 2013, respectively.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at June 30, 2014 and December 31, 2013:

	Composition of Loan Portfolio
	June 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$190,895	25.79%	$196,804	28.65%
Commercial real estate - non-owner occupied	110,968	14.99	90,676	13.20
Residential real estate	179,018	24.19	173,639	25.27
Commercial	211,742	28.61	182,220	26.52
Real estate construction	40,520	5.47	38,842	5.65
Consumer	6,982	0.95	4,874	0.71
Total loans	$740,125	100.00%	$687,055	100.00%
Less allowance for loan losses	13,211		13,136
Net loans	$726,914		$673,919

Unearned income and net deferred loan fees and costs totaled $1.5 million at June 30, 2014 and December 31, 2013. Loans pledged to secure borrowings at the FHLB totaled $210.1 million and $226.4 million at June 30, 2014 and December 31, 2013, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $13.2 million at June 30, 2014 compared to $13.1 million at year end December 31, 2013. The allowance for loan losses was equivalent to 1.78% and 1.91% of total loans held for investment at June 30, 2014 and December 31, 2013,respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses
Three months ended June 30, 2014	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,761	$1,715	$3,251	$3,545	$786	$113	$13,171
Charge-offs	-	-	(21)	-	-	-	(21)
Recoveries	-	-	21	40	-	-	61
Provisions	(598)	181	(161)	714	(116)	(20)	-
Ending Balance	$3,163	$1,896	$3,090	$4,299	$670	$93	$13,211

Six months ended June 30, 2014
Allowance for credit losses:
Beginning Balance	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136
Charge-offs	-	-	(21)	(16)	-	-	(37)
Recoveries	-	-	61	51	-	-	112
Provisions	(600)	162	(270)	780	(73)	1	-
Ending Balance	$3,163	$1,896	$3,090	$4,299	$670	$93	$13,211

Three months ended June 30, 2013	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,725	$2,099	$3,020	$3,220	$709	$87	$12,860
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	115	15	7	-	10	147
Provisions	349	(390)	185	(179)	81	(46)	-
Ending Balance	$4,074	$1,824	$3,220	$3,048	$790	$51	$13,007

Six months ended June 30, 2013
Allowance for credit losses:
Beginning Balance	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Charge-offs							-
Recoveries	-	171	78	21	-	12	282
Provisions	373	(520)	218	(1)	180	(25)	225
Ending Balance	$4,074	$1,824	$3,220	$3,048	$790	$51	$13,007

	Recorded Investment in Loans
June 30, 2014	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,163	$1,896	$3,090	$4,299	$670	$93	$13,211
Ending balance: individually evaluated for impairment	$-	$-	$-	$129	$-	$-	$129
Ending balance: collectively evaluated for impairment	$3,163	$1,896	$3,090	$4,170	$670	$93	$13,082
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$190,895	$110,968	$179,018	$211,742	$40,520	$6,982	$740,125
Ending balance: individually evaluated for impairment	$360	$-	$323	$1,785	$-	$-	$2,468
Ending balance: collectively evaluated for impairment	$190,535	$110,968	$178,695	$209,957	$40,520	$6,982	$737,657
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2013	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136
Ending balance: individually evaluated for impairment	$51	$-	$88	$-	$-	$-	$139
Ending balance: collectively evaluated for impairment	$3,712	$1,734	$3,232	$3,484	$743	$92	$12,997
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$196,804	$90,676	$173,639	$182,220	$38,842	$4,874	$687,055
Ending balance: individually evaluated for impairment	$363	$-	$871	$1,724	$-	$-	$2,958
Ending balance: collectively evaluated for impairment	$196,441	$90,676	$172,768	$180,496	$38,842	$4,874	$684,097
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at June 30, 2014 or December 31, 2013. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The profile of the loan portfolio, as indicated by risk rating, as of June 30, 2014 and December 31, 2013 is shown below.

	June 30, 2014
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$184,862	$2,780	$3,659	$-	$-	$(406)	$190,895
Commercial real estate - non-owner occupied	94,868	1,420.57	14,946.39	-	-	(267)	110,968
Residential Real Estate	176,238	2,003	982	-	-	(206)	179,018
Commercial	192,686	12,249.62	7,218.78	-	-	(412)	211,742
Real Estate Construction	40,681	-	-	-	-	(162)	40,520
Consumer	6,982	-	-	-	-	-	6,982
Total	$696,317	$18,453	$26,807	$-	$-	$(1,453)	$740,125

	December 31, 2013
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$180,637	$5,125	$11,476	$-	$-	$(434)	$196,804
Commercial real estate - non-owner occupied	83,723	1,919	5,302	-	-	(268)	90,676
Residential Real Estate	168,493	3,530	1,834	-	-	(218)	173,639
Commercial	171,353	4,034	7,216	-	-	(383)	182,220
Real Estate Construction	39,013	-	-	-	-	(171)	38,842
Consumer	4,874	-	-	-	-	-	4,874
Total	$648,093	$14,608	$25,828	$-	$-	$(1,474)	$687,055

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

	June 30, 2014
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$190,895	$-	$190,895
Commercial real estate - non-owner occupied	110,968	-	110,968
Residential Real Estate	178,889	129	179,018
Commercial	209,999	1,743	211,742
Real Estate Construction	40,520	-	40,520
Consumer	6,982	-	6,982
Total	$738,253	$1,872	$740,125

	December 31, 2013
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$196,804	$-	$196,804
Commercial real estate - non-owner occupied	90,676	-	90,676
Residential Real Estate	172,768	871	173,639
Commercial	180,556	1,664	182,220
Real Estate Construction	38,842	-	38,842
Consumer	4,874	-	4,874
Total	$684,520	$2,535	$687,055

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of June 30, 2014 and December 31, 2013. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans
	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$190,895	$190,895
Commercial real estate - non-owner occupied	-	-	-	-	-	110,968	110,968
Residential real estate	-	-	-	-	129	178,889	179,018
Commercial	57	-	-	57	1,743	209,942	211,742
Real estate construction	-	-	-	-	-	40,520	40,520
Consumer	-	-	-	-	-	6,982	6,982
Total	$57	$-	$-	$57	$1,872	$738,196	$740,125

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$196,804	$196,804
Commercial real estate - non-owner occupied	-	-	-	-	-	90,676	90,676
Residential real estate	-	-	-	-	871	172,768	173,639
Commercial	-	-	-	-	1,664	180,556	182,220
Real estate construction	-	-	-	-	-	38,842	38,842
Consumer	-	-	-	-	-	4,874	4,874
Total	$-	$-	$-	$-	$2,535	$684,520	$687,055

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

Normally, loans identified as TDRs would be placed on non-accrual status and considered non-performing until sufficient history of timely collection or payment has occurred that allows them to return to performing status, generally six months.

No loans were modified in connection with a troubled debt restructuring during the six months ended June 30, 2014.

One residential real estate loan totaling $216 thousand was modified in connection with a troubled debt restructuring during the six month period ended June 30, 2013. The modification granted the borrower reduced payments for a period of one year. There were no material financial effects as a direct result of this modification. No loans were modified in connection with a troubled debt restructuring during the three month period ended June 30, 2013.

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payment applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the three and six month periods ended June 30, 2014 and 2013.

The table below shows the results of management’s analysis of impaired loans as of June 30, 2014 and December 31, 2013.

	Impaired Loans
	June 30, 2014			December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$360	$360	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	323	366	-	332	382	-
Commercial	1,656	2,142	-	1,724	2,175	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	-	-	-	363	363	51
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	539	662	88
Commercial	129	129	129	-	-	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	360	360	-	363	363	51
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	323	366	-	871	1,044	88
Commercial	1,785	2,271	129	1,724	2,175	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$2,468	$2,997	$129	$2,958	$3,582	$139

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(In Thousands)
Commercial real estate - owner occupied	$361	$367	$362	$368
Commercial real estate - non-owner occupied	-	-	-	-
Residential real estate	540	560	597	563
Commercial	1,796	1,861	1,755	1,889
Real estate construction	-	-	-	-
Consumer	-	-	-	-
Total	$2,697	$2,788	$2,714	$2,820

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

The “Other” column in the following table includes the operations of the Corporation and Access Real Estate. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to costs incurred by the Corporation in connection with its annual audits and directors fees. The primary source of income for Access Real Estate is derived from rents received from rents received from the Bank.

The following table presents segment information for the three months ended June 30, 2014 and 2013:

	Commercial	Mortgage	Wealth			Consolidated
June 30, 2014	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$9,341	$297	$-	$3	$(139)	$9,502
Gain on sale of loans	-	3,787	-	-	-	3,787
Other revenues	619	333	539	331	(293)	1,529
Total revenues	9,960	4,417	539	334	(432)	14,818

Expenses:
Interest expense	836	46	5	91	(139)	839
Salaries and employee benefits	2,935	2,584	433	-	-	5,952
Other expenses	1,485	1,204	249	621	(293)	3,266
Total operating expenses	5,256	3,834	687	712	(432)	10,057

Income (loss) before income taxes	$4,704	$583	$(148)	$(378)	$-	$4,761

Total assets	$945,351	$54,011	$1,694	$14,573	$(16,442)	$999,187

	Commercial	Mortgage	Wealth			Consolidated
June 30, 2013	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,915	$430	$-	$4	$(263)	$9,086
Gain on sale of loans	-	7,120	-	-	-	7,120
Other revenues	751	(33)	236	367	(418)	903
Total revenues	9,666	7,517	236	371	(681)	17,109

Expenses:
Interest expense	986	159	-	152	(263)	1,034
Salaries and employee benefits	2,888	3,654	257	-	-	6,799
Other expenses	1,565	1,817	189	581	(418)	3,734
Total operating expenses	5,439	5,630	446	733	(681)	11,567

Income (loss) before income taxes	$4,227	$1,887	$(210)	$(362)	$-	$5,542

Total assets	$785,158	$56,761	$1,205	$8,469	$(9,910)	$841,683

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information for the six months ended June 30, 2014 and 2013:

	Commercial	Mortgage	Wealth			Consolidated
June 30, 2014	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$18,189	$499	$-	$6	$(247)	$18,447
Gain on sale of loans	-	5,515	-	-	-	5,515
Other revenues	1,102	882	1,048	618	(593)	3,057
Total revenues	19,291	6,896	1,048	624	(840)	27,019

Expenses:
Interest expense	1,638	56	10	186	(247)	1,643
Salaries and employee benefits	5,735	4,384	720	-	-	10,839
Other expenses	3,033	1,870	474	1,252	(593)	6,036
Total operating expenses	10,406	6,310	1,204	1,438	(840)	18,518

Income (loss) before income taxes	$8,885	$586	$(156)	$(814)	$-	$8,501

Total assets	$945,351	$54,011	$1,694	$14,573	$(16,442)	$999,187

	Commercial	Mortgage	Wealth			Consolidated
June 30, 2013	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$17,898	$1,044	$-	$7	$(707)	$18,242
Gain on sale of loans	-	15,001	-	-	-	15,001
Other revenues	1,385	2,158	455	691	(823)	3,866
Total revenues	19,283	18,203	455	698	(1,530)	37,109

Expenses:
Interest expense	2,003	502	-	303	(707)	2,101
Salaries and employee benefits	5,778	8,598	492	-	-	14,868
Other expenses	3,477	4,408	360	1,123	(823)	8,545
Total operating expenses	11,258	13,508	852	1,426	(1,530)	25,514

Income (loss) before income taxes	$8,025	$4,695	$(397)	$(728)	$-	$11,595

Total assets	$785,158	$56,761	$1,205	$8,469	$(9,910)	$841,683

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2014 and 2013, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$3,064	$3,524
Weighted average shares outstanding	10,411,085	10,306,561

Basic earnings per share	$0.29	$0.34

DILUTED EARNINGS PER SHARE:
Net income	$3,064	$3,524
Weighted average shares outstanding	10,411,085	10,306,561
Dilutive stock options	43,627	73,309
Weighted average diluted shares outstanding	10,454,712	10,379,870

Diluted earnings per share	$0.29	$0.34

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$5,478	$7,208
Weighted average shares outstanding	10,401,083	10,314,592

Basic earnings per share	$0.52	$0.70

DILUTED EARNINGS PER SHARE:
Net income	$5,478	$7,208
Weighted average shares outstanding	10,401,083	10,314,592
Dilutive stock options	49,816	94,143
Weighted average diluted shares outstanding	10,450,899	10,408,735

Diluted earnings per share	$0.52	$0.69

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

At June 30, 2014 and December 31, 2013, the Bank had derivative financial instruments with a notional value of $16.3 million and $16.0 million, respectively, related to its forward contracts. Derivative financial instruments related to over the counter written options totaled $38.9 million and $22.4 million at June 30, 2014 and December 31, 2013, respectively. The net fair value of these derivative instruments at June 30, 2014and December 31, 2013 was $7 thousand and $95 thousand, respectively, and was included in other assets and other liabilities.

Included in other noninterest income for the six months ended June 30, 2014 and June 30, 2013 was a net gain of $350 thousand and a net loss of $1.0 million, respectively, relating to derivative instruments. The amount included in other noninterest income for the six months ended June 30, 2014 and June 30, 2013 pertaining to its hedging activities was a net realized loss of $1.1 million and a net realized gain of $2.9 million, respectively.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” as well as most industry-specific guidance. The amendments also create a new Subtopic 340-40 “Other Assets and Deferred Costs – Contracts with Customers”. In summary, entities are to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of ASU 2014-09 are effective for annual periods beginning after December 15, 2016 and interim periods within 2017. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860)” which changes the accounting for repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. Under this ASU, transactions would all be accounted for as secured borrowings as the guidance eliminates sale accounting for repurchase-to-maturity transactions. The amendments in the ASU require new disclosures for transactions that are economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the transaction term as well as expanded disclosures on the nature of pledged collateral in repurchase agreements. The provisions of ASU 2014-11 are effective for annual periods beginning after December 15, 2014. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718)”. The amendments in this ASU require a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in the ASU are effective for annual periods beginning after December 15, 2015. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

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

NOTE 9 - FAIR VALUE (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of June 30, 2014 and December 31, 2013, are summarized below:

	Fair Value Measurement
	at June 30, 2014 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$26,790	$-	$26,790	$-
Mortgage backed securities	57,555	-	57,555	-
Corporate bonds	10,998	-	10,998	-
Asset backed securities	13,386	-	13,386	-
Municipals - nontaxable	4,062	-	4,062	-
CRA Mutual fund	1,436	-	1,436	-
Total available-for-sale investment securities	114,227	-	114,227	-

Residential loans held for sale	51,001	-	51,001	-
Derivative assets	554	-	-	554
Total Financial Assets-Recurring	$165,782	$-	$165,228	$554

Financial Liabilities-Recurring
Derivative liabilities	$547	$-	$-	$547
Total Financial Liabilities-Recurring	$547	$-	$-	$547

Financial Assets-Non-Recurring
Impaired loans (1)	$2,468	$-	$-	$2,468
Total Financial Assets-Non-Recurring	$2,468	$-	$-	$2,468

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

NOTE 9 - FAIR VALUE (continued)

	Fair Value Measurement
	at December 31, 2013 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$34,132	$-	$34,132	$-
Mortgage backed	27,652	-	27,652	-
Corporate bonds	6,019	-	6,019	-
Asset Backed Securities	6,643	-	6,643	-
Municipals - nontaxable	695	-	695	-
CRA Mutual fund	1,411	-	1,411	-
Total available-for-sale investment securities	76,552	-	76,552	-

Residential loans held for sale	24,353	-	24,353	-
Derivative assets	219	-	-	219
Total Financial Assets-Recurring	$101,124	$-	$100,905	$219

Financial Liabilities-Recurring
Derivative liabilities	$124	$-	$-	$124
Total Financial Liabilities-Recurring	$124	$-	$-	$124

Financial Assets-Non-Recurring
Impaired loans (1)	$2,958	$-	$-	$2,958
Total Financial Assets-Non-Recurring	$2,958	$-	$-	$2,958

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral.

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the six month periods ended June 30, 2014 and 2013.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended June 30,
	2014	2013
	(In Thousands)
Balance, beginning of period	$85	$237
Realized and unrealized gains (losses) included in earnings	(78)	558
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$7	$795

NOTE 9 - FAIR VALUE (Continued)

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Balance, beginning of period	$95	$465
Realized and unrealized gains (losses) included in earnings	(88)	330
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$7	$795

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at June 30, 2014:

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$554	Market pricing (3)	Estimated pullthrough	75% - 90%
Derivative liabilities	$547	Market pricing (3)	Estimated pullthrough	75% - 90%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$683	Appraisal of collateral (1)	Liquidation expenses (2)	20% - 30%
Impaired loans - Non-real estate secured	$1,785	Cash flow basis	Liquidation expenses (2)	10% - 20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented as a percent of the volume.

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

NOTE 9 - FAIR VALUE (Continued)

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at June 30, 2014, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$51,001	$2,053	$48,948

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

NOTE 9 - FAIR VALUE (Continued)

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

At June 30, 2014 and December 31, 2013, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$47,821	$47,821	$23,419	$23,419
Securities available-for-sale	114,227	114,227	76,552	76,552
Securities held-to-maturity	12,412	12,308	16,277	15,659
Restricted stock	5,361	5,361	8,559	8,559
Loans, net of allowance	777,915	792,157	698,272	696,298
Derivatives	554	554	219	219
Total financial assets	$958,290	$972,428	$823,298	$820,706

Financial liabilities:
Deposits	$791,753	$790,818	$572,972	$552,735
Short-term borrowings	100,453	100,429	172,855	172,787
Derivatives	547	547	124	124
Total financial liabilities	$892,753	$891,794	$745,951	$725,646

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $13.4 million and $5.1 million in outstanding commitments at June 30, 2014 and December 31, 2013, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $228.7 million and $227.3 million in unfunded lines of credit whose contract amounts represent credit risk at June 30, 2014 and December 31, 2013, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $4.0 million and $4.1 million at June 30, 2014 and December 31, 2013, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At June 30, 2014 and December 31, 2013 the balance in this reserve totaled $636 thousand.

The mortgage division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The mortgage division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At June 30, 2014 and December 31, 2013, the balance in this reserve totaled $4.6 million.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The following table shows the changes to the Allowance for Losses on Mortgage Loans Sold.

	Six Months ended June 30,		Year ended
	2014	2013	December 31, 2013
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$4,645	$4,376	$4,376

Provision charged to operating expense	-	388	388
Recoveries	-	-	-
Charge-offs	(12)	(119)	(119)
Allowance for losses on mortgage loans sold - end of period	$4,633	$4,645	$4,645

NOTE 11 – BANK-OWNED LIFE INSURANCE POLICIES

The Bank purchased $15 million in bank-owned life insurance policies (“BOLI”) during the first six months of 2014. There are no post-retirement benefits associated with the BOLI policies owned by the Bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At June 30, 2014, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to net income is recognized. At June 30, 2014, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At June 30, 2014, the Corporation’s assets totaled $999.2 million, compared to $847.2 million at December 31, 2013, an increase of $152.0 million. The increase in assets was primarily due to a growth in loans held for investment of $53.1 million, an increase in interest-bearing balances of $20.8 million, an increase in investment securities of $33.8 million, an increase in loans held for sale of $26.6 million, and the purchase of bank-owned life insurance (BOLI) in the amount of $15 million. The increase in loans held for investment at June 30, 2014 in comparison with December 31, 2013 is primarily attributable to a $29.5 million or 16.2% growth in commercial loans and a $20.3 million or 22.4% increase in commercial real estate – non-owner occupied loans. At June 30, 2014, loans secured by real estate collateral comprised 70.4% of our total loan portfolio, with loans secured by commercial real estate contributing 40.8% of our total loan portfolio, loans secured by residential real estate contributing 24.2% and real estate construction loans contributing 5.4%. Loans held for sale totaled $51.0 million at June 30, 2014, compared to $24.4 million at December 31, 2013. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $791.8 million at June 30, 2014, compared to $573.0 million at December 31, 2013, an increase of $218.8 million. Noninterest-bearing deposits increased $81.3 million from $189.9 million at December 31, 2013 to $271.2 million at June 30, 2014. Savings and interest-bearing deposits increased from $200.2 million at December 31, 2013 to $235.7 million at June 30, 2014, an increase of $35.5 million. The largest increase in our deposits came in time deposits, growing from $182.9 million at December 31, 2013 to $284.8 million at June 30, 2014. This increase of $101.9 million increase was due in part to management’s decision to utilize the Certificate of Deposit Account Registry Service (CDARS) to partially offset the increase in securities as well as the increase in loans held for sale from December 31, 2013 and reduce short-term borrowings.

Net income for the second quarter of 2014 totaled $3.1 million compared to $3.5 million for the same period in 2013. Earnings per diluted share were $0.29 for the second quarter of 2014, compared to $0.34 per diluted share in the same period of 2013. The banking segment continued to show positive growth in pretax income of $477 thousand when comparing the periods ended June 30, 2014 to June 30, 2013,due to an increase in net interest income of $576 thousand, while the mortgage segment reflected declines in the mortgage loan origination volume for the same comparison period of $62.2 million. This decreased volume as well as a reduction in the secondary market pricing led to the $3.3 million decrease in the mortgage segment’s gain on sale of loans when comparing the three month period ending June 2014 to the same period ending June 2013.

Net income for the six months ended June 30, 2014 totaled $5.5 million compared to $7.2 million for the same period in 2013. Earnings per diluted share were $0.52 for the first six months of 2014, compared to $0.69 per diluted share in the same period of 2013. For the six month period ended June 30, 2014, the banking segment saw an increase in pretax income of $860 thousand when compared to the six months ended June 30, 2013 due to an increase in net interest income of $656 thousand as well as a $225 thousand reduction in the provision for loan losses. The mortgage segment saw a reduction of $209.3 million in loan origination volume for the six month period ended June 30, 2014 in comparison with the same period in 2013. This decreased volume as well as a reduction in the secondary market pricing led to the $9.5 million decrease in gain on sale of loans when comparing the six month period ending June 2014 to the same period ending June 2013.

Non-performing assets (“NPA”) totaled $1.9 million, or 0.19%, of total assets at June 30, 2014, down from $2.5 million, or 0.30%, of total assets at December 31, 2013. NPA are comprised solely of non-accrual loans at June 30, 2014.

The U.S. Bureau of Labor Statistics reported an increase in labor productivity of 2.5% annually in the nonfarm business sector for the second quarter of 2014, an increase of 1.2% when compared to the second quarter of 2013. The unemployment rate for Fairfax County, Virginia rose slightly from 4.1% in March 2014 to 4.4% in June 2014, still remaining below the 5.3% for the state of Virginia at the end of June 2014 and 6.2% for the nation at the end of June 2014. Information reviewed at the Federal Open Market Committee’s (FOMC) July 2014 meeting showed growth in economic activity rebounded during the second quarter of 2014 while labor market indicators suggested significant underutilization of labor resources remain. Fiscal policy continues to restrain economic growth; however, the extent of the restraint is deemed to be diminishing as the FOMC “sees the risks to the outlook for economic activity and the labor market as nearly balanced…”. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio. The Corporation’s net interest margin for the six months ended June 30, 2014 decreased to 3.79% from the June 30, 2013 percentage of 3.81% due mainly to the declining yield on the loans held for investment portfolio. While there is no certainty to the magnitude of any impact, the continued extended period of low short-term interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

While we continue to see price appreciation in the local residential real estate market, there is no guarantee that these positive trends will continue, and contrasting the real estate market price appreciation are mixed results in the labor markets. As such, we remain cautious as to the macro-economic risks, many openly identified by the Federal Open Market Committee, including persistently high rates of unemployment and underemployment. As a consequence, we have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 – 2009. In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses.

Although we believe that the credit quality of our primary business and professional customers has stabilized and has begun to improve, we will continue to focus on improving the credit quality of our loan portfolio and reducing non-performing assets. The Corporation is optimistic with a strong capital base and being positioned for continued growth.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, a CRA mutual fund, and other asset backed securities as well as municipal bonds. The portfolio does not have any non-agency mortgage backed securities or trust preferred securities.

At June 30, 2014 the fair value of the securities portfolio totaled $126.5 million, compared to $92.2 million at December 31, 2013. Included in the fair value totals are held-to-maturity securities with an amortized cost of $12.4 million (fair value of $12.3 million) and $16.3 million (fair value of $15.7 million) at June 30, 2014 and December 31, 2013, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $740.1 million at June 30, 2014 compared to $687.1 million at December 31, 2013, an increase of $53.0 million or 7.7%. Comprising the majority of the growth, commercial loans increased $29.5 million and commercial real estate – non-owner occupied increased $20.3 million. The overall increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at June 30, 2014.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the second largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $190.9 million, representing 25.79% of the loan portfolio at June 30, 2014. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $111.0 million and representing 14.99% of the loan portfolio at June 30, 2014. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the third largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $179.0 million and comprised 24.19% of the loan portfolio as of June 30, 2014. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of June 30, 2014: home equity lines of credit, 17.3%; first trust mortgage loans, 75.3%; and junior trust loans, 7.4%.

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

Commercial Loans: Commercial Loans represented the largest segment of the loan portfolio, totaling $211.7 million and representing 28.61% of the loan portfolio as of June 30, 2014. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $40.5 million and represented 5.47% of the loan portfolio as of June 30, 2014. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which were the smallest segment of the loan portfolio, totaled $7.0 million and represented 0.95% of the loan portfolio as of June 30, 2014. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the mortgage division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At June 30, 2014, LHFS at fair value totaled $51.0 million compared to $24.4 million at December 31, 2013.

The LHFS loans are closed by the Bank and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the second quarter of 2014 we originated $109.3 million of loans processed in this manner, compared to $70.6 million in the first quarter of 2014 and $171.4 million for the second quarter of 2013. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $13.2 million at June 30, 2014 compared to $13.1 million at December 31, 2013. The allowance for loan losses was equivalent to 1.78% and 1.91% of total loans held for investment at June 30, 2014 and December 31, 2013, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At June 30, 2014 and December 31, 2013, the Bank had non-performing assets totaling $1.9 million and $2.5 million, respectively. Non-performing assets consist of non-accrual and restructured loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(Dollars In Thousands)
Non-accrual loans :
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied	-	-
Residential real estate	129	871
Commercial	1,743	1,664
Real estate construction	-	-
Consumer	-	-
Total non-accrual loans	$1,872	$2,535

Other real estate owned ("OREO")	-	-

Total non-performing assets	$1,872	$2,535

Restructured loans included above in non-accrual loans	$714	$931

Ratio of non-performing assets to:
Total loans plus OREO	0.25%	0.37%

Total Assets	0.19%	0.30%

Accruing Past due loans:
90 or more days past due	$-	$-

At June 30, 2014 and December 31, 2013, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At June 30, 2014, deposits totaled $791.8 million compared to $573.0 million on December 31, 2013, an increase of $218.8 million or 38.18%. Noninterest-bearing deposits increased $81.3 million from $189.9 million at December 31, 2013 to $271.2 million at June 30, 2014. Savings and interest-bearing deposits increased to $235.7 million at June 30, 2014 from $200.2 million at December 31, 2013, an increase of $35.5 million, or 17.73%. The largest increase in our deposits came in the time deposits, growing from $182.9 million at December 31, 2013 to $284.8 million, an increase of $101.9 million, or 55.71%. This increase was due in part to management’s decision to utilize the Certificate of Deposit Account Registry Service (CDARS) to partially offset the increase in securities as well as the increase in loans held for sale from December 31, 2013 and reduce short-term borrowings. The growth in noninterest-bearing accounts is attributable to new accounts opened during the first six months of 2014 as a result of our outreach to operating businesses and positive balance fluctuations of existing commercial accounts.

Shareholders’ Equity

Shareholders’ equity totaled $96.1 million at June 30, 2014 compared to $91.1 million at December 31, 2013. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

	June 30,	December 31,
	2014	2013
	(In Thousands)
Tier 1 Capital:
Common stock	$8,703	$8,659
Capital surplus	17,994	17,320
Retained earnings	70,205	67,121
Less: Net unrealized loss on equity securities	(42)	(58)
Less: Disallowed goodwill	(1,491)	-
Less: Dissallowed servicing assets	(228)	(255)
Total Tier 1 capital	95,141	92,787

Allowance for loan losses	10,655	9,680

Total risk based capital	$105,796	$102,467

Risk weighted assets	$849,188	$770,276

Quarterly average assets	$943,886	$848,886
			Regulatory
Capital Ratios:			Minimum
Tier 1 risk based capital ratio	11.20%	12.05%	4.00%
Total risk based capital ratio	12.46%	13.30%	8.00%
Leverage ratio	10.08%	10.93%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2014 totaled $3.1 million or $0.29 diluted earnings per share. This compares with $3.5 million or $0.34 diluted earnings per share for the same quarter in 2013. The decrease in net income for the three months ended June 30, 2014 as compared to the same period in 2013 is attributable to the decreased earnings from the mortgage banking segment and was mitigated by favorable increases in net interest income and a decrease in provision for loan loss.

Net income for the six months ended June 30, 2014 totaled $5.5 million or $0.52 diluted earnings per share compared to $7.2 million or $0.69 diluted earnings per share for the same period in 2013. The decrease in earnings for the six months ended June 30, 2014 is attributable to the decreased earnings from the mortgage banking segment. The decrease in mortgage activity was mitigated by favorable increases in net interest income as well as a decrease in provision for loan loss.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $8.7 million for the three months ended June 30, 2014 compared to $8.1 million for the same period in 2013. The increase in net interest income is primarily due to lower funding costs and changes in the composition of earning assets. The annualized yield on earning assets was 4.16% for the quarter ended June 30, 2014 when compared to 4.39% for the quarter ended June 30, 2013. The increase in the second quarter income on earning assets of $416 thousand is attributable to increased yields in securities and loans held for sale as well as increased volume in loans held for investment and securities. The cost of interest-bearing deposits and borrowings decreased from 0.74% for the quarter ended June 30, 2013 to 0.56% for the quarter ended June 30, 2014. Net interest margin was 3.80% for the quarter ended June 30, 2014 compared to 3.89% for the same period in 2013.

Net interest income before the provision for loan losses totaled $16.8 million for the first six months of 2014 compared to $16.1 million for the same period in 2013. The annualized yield on earning assets for the first six months of 2014 was 4.16% compared to 4.31% for the same period in 2013. The cost of interest-bearing deposits and borrowings for the first six months of 2014 was 0.56% compared to 0.72% for the same period in 2013. Net interest margin was 3.79% for the first six months of 2014 compared to 3.81% for the same period in 2013.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended June 30,
	2014 compared to 2013
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$174	$142	$32
Loans held for sale	(133)	(223)	90
Loans	376	911	(535)
Interest-bearing deposits	(1)	3	(4)
Total increase (decrease) in interest income	416	833	(417)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	37	24	13
Money market deposit accounts	(15)	(4)	(11)
Savings accounts	2	1	1
Time deposits	(203)	(128)	(75)
Total interest-bearing deposits	(179)	(107)	(72)
FHLB Advances	36	37	(1)
Securities sold under agreements to repurchase	1	(1)	2
Other short-term borrowings	-	-	-
Long-term borrowings	-	-	-
FDIC term note	-	-	-
Subordinated debentures	(53)	(26)	(27)
Total increase (decrease) in interest expense	(195)	(97)	(98)

Increase (decrease) in net interest income	$611	$930	$(319)

	Six Months Ended June 30,
	2014 compared to 2013
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$107	$128	$(21)
Loans held for sale	(545)	(785)	240
Loans	652	1,787	(1,135)
Interest-bearing deposits	(9)	(9)	-
Total increase (decrease) in interest income	205	1,121	(916)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	53	36	17
Money market deposit accounts	(47)	(8)	(39)
Savings accounts	3	1	2
Time deposits	(461)	(519)	58
Total interest-bearing deposits	(452)	(490)	38
FHLB Advances	102	104	(2)
Securities sold under agreements to repurchase	(2)	(3)	1
Other short-term borrowings	-	-	-
Long-term borrowings	-	-	-
FDIC term note	-	-	-
Subordinated debentures	(106)	(53)	(53)
Total increase (decrease) in interest expense	(458)	(442)	(16)

Increase (decrease) in net interest income	$663	$1,563	$(900)

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

	June 30, 2014			June 30, 2013
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$122,698	$621	2.02%	$94,358	$447	1.90%
Loans held for sale	27,502	297	4.32%	49,814	430	3.45%
Loans(1)	720,634	8,557	4.75%	645,654	8,181	5.07%
Interest-bearing balances and federal funds sold	42,055	27	0.26%	38,310	28	0.29%
Total interest earning assets	912,889	9,502	4.16%	828,136	9,086	4.39%
Noninterest earning assets:
Cash and due from banks	9,223			11,922
Premises, land and equipment	8,383			8,501
Other assets	27,139			14,576
Less: allowance for loan losses	(13,183)			(12,936)
Total noninterest earning assets	31,562			22,063
Total Assets	$944,452			$850,200

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$109,602	$62	0.23%	$62,215	$25	0.16%
Money market deposit accounts	115,355	58	0.20%	122,468	73	0.24%
Savings accounts	3,353	3	0.36%	2,499	1	0.18%
Time deposits	271,125	664	0.98%	321,558	867	1.08%
Total interest-bearing deposits	499,435	787	0.63%	508,740	966	0.76%
Borrowings:
FHLB Advances	76,978	47	0.24%	17,011	11	0.26%
Securities sold under agreements to repurchase and federal funds purchased	20,082	5	0.10%	23,265	4	0.08%
Subordinated Debentures	-	-	0.00%	6,186	53	3.43%
Total borrowings	97,060	52	0.21%	46,462	68	0.59%
Total interest-bearing deposits and borrowings	596,495	839	0.56%	555,202	1,034	0.74%
Noninterest-bearing liabilities:
Demand deposits	243,602			191,009
Other liabilities	9,555			9,254
Total liabilities	849,652			755,465
Shareholders' Equity	94,800			94,735
Total Liabilities and Shareholders' Equity:	$944,452			$850,200

Interest Spread(2)			3.60%			3.64%

Net Interest Margin(3)		$8,663	3.80%		$8,052	3.89%

(1) Loans placed on nonaccrual status are included in loan balances

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Six Months Ended

	June 30, 2014			June 30, 2013
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$113,789	$1,089	1.91%	$100,493	$982	1.95%
Loans held for sale	23,129	499	4.31%	62,222	1,044	3.36%
Loans(1)	709,593	16,814	4.74%	636,129	16,162	5.08%
Interest-bearing balances and federal funds sold	40,661	45	0.22%	48,567	54	0.22%
Total interest earning assets	887,172	18,447	4.16%	847,411	18,242	4.31%
Noninterest earning assets:
Cash and due from banks	8,420			11,659
Premises, land and equipment	8,381			8,521
Other assets	21,604			14,466
Less: allowance for loan losses	(13,182)			(12,773)
Total noninterest earning assets	25,223			21,873
Total Assets	$912,396			$869,285

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$107,719	$120	0.22%	$73,571	$67	0.18%
Money market deposit accounts	114,740	115	0.20%	120,707	162	0.27%
Savings accounts	3,112	5	0.32%	2,472	2	0.16%
Time deposits	245,184	1,275	1.04%	345,328	1,736	1.01%
Total interest-bearing deposits	470,755	1,515	0.64%	542,078	1,967	0.73%
Borrowings:
FHLB Advances	96,354	117	0.24%	11,066	15	0.27%
Securities sold under agreements to repurchase and federal funds purchased	21,719	11	0.10%	26,807	13	0.10%
Other short-term borrowings	-	-	0.00%	-	-	0.00%
Subordinated Debentures	-	-	0.00%	6,186	106	3.43%
Total borrowings	118,073	128	0.22%	44,059	134	0.61%
Total interest-bearing deposits and borrowings	588,828	1,643	0.56%	586,137	2,101	0.72%
Noninterest-bearing liabilities:
Demand deposits	220,158			180,045
Other liabilities	9,707			9,562
Total liabilities	818,693			775,744
Shareholders' Equity	93,703			93,541
Total Liabilities and Shareholders' Equity:	$912,396			$869,285

Interest Spread(2)			3.60%			3.59%

Net Interest Margin(3)		$16,804	3.79%		$16,141	3.81%

(1) Loans placed on nonaccrual status are included in loan balances

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $5.3 million for the second quarter of 2014 compared to $8.0 million for the same period in 2013. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $3.8 million for the three month period ended June 30, 2014, compared to $7.1 million for the same period of 2013. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended June 30, 2014, the Bank’s mortgage segment originated $109.3 million in mortgage and brokered loans, down from $171.4 million for the same period in 2013. For the three months ended June 30, 2014, other income reflected a gain of $1.3 million, up from $736 thousand for the three months ended June 30, 2013, due in part to the increased revenue generated by the Wealth Management segment of $302 thousand.

Noninterest income was $8.6 million for the first six months of 2014 compared to $18.9 million for the same period in 2013. Gains on the sale of loans totaled $5.5 million for the six month period ended June 30, 2014, compared to $15.0 million for the same period of 2013. During the six months ended June 30, 2014, the Bank’s mortgage segment originated $179.8 million in mortgage and brokered loans, down from $389.1 million for the same period in 2013. For the six months ended June 30, 2014, other income reflected a gain of $2.7 million, as compared to a $3.5 million gain for the six months ended June 30, 2013. The decline was due to a $4 million reduction in the realized gain on hedging activity in the Mortgage segment which was mitigated by a $2.7 million increase in the fair value adjustments on the mortgage loans held for sale as well as an increase in revenue generated by the Wealth Management segment of $592 thousand.

Noninterest Expense

Noninterest expense totaled $9.2 million for the three months ended June 30, 2014, compared to $10.5 million for the same period in 2013, a decrease of $1.3 million. Salaries and employee benefits totaled $6.0 million for the three months ended June 30, 2014, compared to $6.8 million for the same period last year. The decrease in salary and employee benefits is attributable in part to the reduction in the mortgage loan production. Other operating expenses totaled $2.6 million for the three months ended June 30, 2014, compared to $3.1 million for the same period in 2013.

Noninterest expense totaled $16.9 million for the six months ended June 30, 2014, compared to $23.2 million for the same period in 2013, a decrease of $6.3 million. Salaries and employee benefits totaled $10.8 million for the six months ended June 30, 2014, compared to $14.9 million for the same period last year. The decrease in salary and employee benefits is attributable to the decrease in volume related compensation in the mortgage banking segment. Other operating expenses totaled $4.7 million for the six months ended June 30, 2014, compared to $7.0 million for the same period in 2013. This decrease is also primarily due to volume related expenses associated with a decrease in mortgage loan production.

The table below provides the composition of other operating expenses.

	Six Months Ended June 30,
	2014	2013
	(In Thousands)

Business and franchise tax	$411	$416
Advertising and promotional	364	915
Data processing	334	360
Accounting and auditing	306	306
Management fees	287	1,167
Director fees	270	180
FDIC insurance	211	225
Consulting fees	202	323
Office supplies-stationary print	185	138
Investor fees	179	530
Telephone	154	147
Publication and subscription	133	162
Disaster recovery	130	88
Legal fees	120	124
Stock option	118	104
Regulatory examinations	104	103
Credit report	102	186
SBA guarantee fee	92	111
Travel	67	87
D&O liability insurance	62	52
Business development and meals	58	64
Courier	55	69
FRB and bank analysis charges	54	47
Common stock	53	50
Dues and memberships	50	27
Verification fees	39	87
Education and training	26	64
Postage	25	24
Conventions and meetings	25	6
Provision for losses on mortgage loans sold	-	388
Other	453	450
	$4,669	$7,000

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At June 30, 2014, overnight interest-bearing balances totaled $36.1 million and unpledged available-for-sale investment securities totaled approximately $41.8 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of June 30, 2014, the portfolio of CDARS and wholesale time deposits totaled $184.0 million compared to $76.6 million at December 31, 2013, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2014, the Bank had a line of credit with the FHLB totaling $277.9 million and had outstanding $80 million in short term loans at fixed rates between 0.19% and 0.23% leaving $197.9 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of June 30, 2014, outstanding repurchase agreements totaled $20.5 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at June 30, 2014, these lines totaled $60.5 million and were available as an additional funding source.

The following table presents the composition of borrowings at June 30, 2014 and December 31, 2013 and for the periods indicated.

Borrowed Funds Distribution

	June 30, 2014	December 31, 2013
	(Dollars In Thousands)
Borrowings:
FHLB advances	$80,000	$145,000
Securities sold under agreements to repurchase and federal funds purchased	20,453	27,855
Total at period end	$100,453	$172,855

	June 30, 2014	December 31, 2013
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB advances	$96,354	$43,077
Securities sold under agreements to repurchase and federal funds purchased	21,719	25,524
Subordinated debentures	-	3,135
Total average balance	$118,073	$71,736

Average rate paid on all borrowed funds	0.22%	0.32%

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at June 30, 2014 and December 31, 2013, assuming budgeted growth in the balance sheet. According to the model run for the six month period ended June 30, 2014, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 1.42%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings June 30, 2014	Hypothetical Percentage Change in Earnings December 31, 2013
3.00%	3.77%	8.20%
2.00%	2.66%	5.50%
1.00%	1.42%	2.41%

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

The Corporation was informed in July 2014 that the United States Attorney's Office (the "U.S. Attorney's Office") for the Southern District of New York is not taking further steps to investigate the Bank for the activities of the Mortgage Corporation in connection with the subpoena issued by its Civil Frauds Unit in May 2011 and, based on information currently known, has no present intention of taking any further action with respect to the matters covered by the subpoena.

As previously disclosed, the U.S. Attorney's Office had been investigating potential violations by the Mortgage Corporation, prior to the discontinuation of its operations, of the statutes, regulations, and rules governing the Federal Housing Administration's direct endorsement lender program and potential violations of sections 215, 656, 657, 1005, 1006, 1007, 1014, or 1344 of Title 18 or section 287, 1001, 1032, 1341, or 1343 of Title 18 affecting a federally insured financial institution.  The subpoena required the Mortgage Corporation, through the Bank since the activities of the Mortgage Corporation have been transitioned into an operating division of the Bank, to produce certain documents and designate a knowledgeable witness to testify with respect to the matters set forth above. The Corporation and its subsidiaries cooperated fully with this investigation.

Item 1A. Risk Factors

Except as noted below, there have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the second quarter of 2014 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

April 1 - April 30, 2014	-	$-	-	768,781
May 1 - May 31, 2014	-	-	-	768,781
June 1 - June 30, 2014	-	-	-	768,781
	-	$-	-	768,781

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
10.5+	Annual Compensation of Non-Employee Directors (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 14, 2014 (file number 000-49929))
10.6+	Base Salaries for Named Executive Officers (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 14, 2014 (file number 000-49929))
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

+ indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: August 11, 2014	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

