Form 10-Q
period 2014-09-30
ACCESS NATIONAL CORP
filed 2014-11-10
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of November 7, 2014 was 10,452,194 shares.

ACCESS NATIONAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$8,227	$8,117
Interest-bearing deposits in other banks and federal funds sold	60,480	15,302
Securities:
Securities available-for-sale, at fair value	127,422	76,552
Securities held-to-maturity, at amortized cost (fair value of $14,153 and $15,659)	14,315	16,277
Total investment securities	141,737	92,829

Restricted stock	8,286	8,559
Loans held for sale, at fair value	42,283	24,353
Loans	727,112	687,055
Allowance for loan losses	(13,244)	(13,136)
Net loans	713,868	673,919
Premises and equipment, net	7,036	8,389
Accrued interest receivable	2,747	2,491
Other assets	30,429	13,223
Total assets	$1,015,093	$847,182

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$271,251	$189,908
Savings and interest-bearing deposits	243,259	200,196
Time deposits	217,561	182,868
Total deposits	732,071	572,972
Other liabilities
Short-term borrowings	175,592	172,855
Other liabilities and accrued expenses	7,690	10,221
Total liabilities	$915,353	$756,048

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,448,819 shares at September 30, 2014 and 10,369,420 shares at December 31, 2013	$8,725	$8,659
Additional paid in capital	18,260	17,320
Retained earnings	73,781	67,121
Accumulated other comprehensive loss, net	(1,026)	(1,966)
Total shareholders' equity	99,740	91,134
Total liabilities and shareholders' equity	$1,015,093	$847,182

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and Dividend Income
Interest and fees on loans	$9,133	$8,262	$26,446	$25,468
Interest on deposits in other banks	27	22	72	76
Interest and dividends on securities	755	457	1,844	1,439
Total interest and dividend income	9,915	8,741	28,362	26,983

Interest Expense
Interest on deposits	757	799	2,272	2,766
Interest on short-term borrowings	74	34	202	62
Interest on subordinated debentures	-	(3)	-	103
Total interest expense	831	830	2,474	2,931

Net interest income	9,084	7,911	25,888	24,052
Provision for loan losses	-	450	-	675
Net interest income after provision for loan losses	9,084	7,461	25,888	23,377

Noninterest Income
Service fees on deposit accounts	167	188	525	495
Gain on sale of loans	4,799	3,179	10,314	18,180
Mortgage broker fee income	43	16	63	63
Other income	204	1,696	2,883	5,208
Total noninterest income	5,213	5,079	13,785	23,946

Noninterest Expense
Salaries and employee benefits	5,860	5,672	16,699	20,540
Occupancy and equipment	715	641	2,082	1,961
Other operating expenses	108	2,324	4,777	9,324
Total noninterest expense	6,683	8,637	23,558	31,825

Income before income taxes	7,614	3,903	16,115	15,498

Income tax expense	2,682	1,098	5,705	5,485
NET INCOME	$4,932	$2,805	$10,410	$10,013

Earnings per common share:
Basic	$0.47	$0.27	$0.99	$0.97
Diluted	$0.47	$0.27	$0.99	$0.96

Average outstanding shares:
Basic	10,440,986	10,306,865	10,414,384	10,312,017
Diluted	10,476,050	10,389,064	10,459,283	10,402,178

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$4,932	$2,805	$10,410	$10,013

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(344)	(181)	1,491	(2,448)
Less: reclassification adjustment for gains included in net income	(57)	-	(45)	-
Tax effect	141	63	(506)	857
Net of tax amount	(260)	(118)	940	(1,591)

Comprehensive income	$4,672	$2,687	$11,350	$8,422

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share Data)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2013	$8,659	$17,320	$67,121	$(1,966)	$91,134
Net income	-	-	10,410	-	10,410
Other comprehensive income	-	-	-	940	940
Stock option exercises (55,382 shares)	46	398	-	-	444
Issuance of restricted common stock (24,017 shares)	20	365	-	-	385
Cash dividend	-	-	(3,750)	-	(3,750)
Stock-based compensation expense recognized in earnings	-	177	-	-	177

Balance, September 30, 2014	$8,725	$18,260	$73,781	$(1,026)	$99,740

Balance, December 31, 2012	$8,615	$17,155	$65,404	$93	$91,267
Net income	-	-	10,013	-	10,013
Other comprehensive income	-	-	-	(1,591)	(1,591)
Stock option exercises (65,545 shares)	55	377	-	-	432
Repurchased under share repurchase program (61,454 shares)	(51)	(715)	-	-	(766)
Excess tax benefits from stock based payment arrangements	-	6	-	-	6
Cash dividend	-	-	(3,093)	-	(3,093)
Stock-based compensation expense recognized in earnings	-	150	-	-	150

Balance, September 30, 2013	$8,619	$16,973	$72,324	$(1,498)	$96,418

See accompanying notes to consolidated financial statements (Unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30
	2014	2013
Cash Flows from Operating Activities
Net income	$10,410	$10,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	675
Provision for losses (release of provision) on mortgage loans sold	(3,250)	388
Provision for off balance sheet losses	-	153
Writedown of other real estate owned	707	-
Gain on sale of securities	47	-
Excess tax benefits	-	6
Deferred tax benefit	1,190	187
Stock-based compensation	177	150
Valuation allowance on derivatives	(108)	492
Net amortization on securities	557	297
Depreciation and amortization	363	356
Gain (loss) on disposal of assets	1	(1)
Changes in assets and liabilities:
Increase (decrease) in valuation of loans held for sale carried at fair value	(758)	4,153
(Increase) decrease in loans held for sale	(17,173)	91,012
(Increase) decrease in other assets	(3,373)	1,605
Increase (decrease) in other liabilities	577	(2,422)
Net cash (used in) provided by operating activities	(10,633)	107,064
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	20,202	27,635
Proceeds from sale of securities	24,606	-
Purchases of securities available for sale	(94,546)	(66,925)
Proceeds from maturities and calls of securities held to maturity	5,000	30,000
Purchase of securities held to maturity	(3,055)	(889)
Purchase of bank owned life insurance	(15,000)	-
Net increase in loans	(39,949)	(37,979)
Proceeds from sale of equipment	-	10
Purchases of premises and equipment	(253)	(234)
Net cash used in investing activities	(102,995)	(48,382)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	124,609	76,857
Net (decrease) increase in time deposits	34,491	(73,030)
Decrease in securities sold under agreement to repurchase	(7,263)	(14,060)
Net (decrease) increase in other short-term borrowings	10,000	(5,000)
Net (decrease) increase in long-term borrowings	-	(6,186)
Proceeds from issuance of common stock	829	432
Repurchase of common stock	-	(766)
Dividends paid	(3,750)	(3,093)
Net cash (used in) provided by financing activities	158,916	(24,846)

Increase in cash and cash equivalents	45,288	33,836
Cash and Cash Equivalents
Beginning	23,419	37,941
Ending	$68,707	$71,777
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,343	$2,844
Cash payments for income taxes	$4,361	$6,881
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$1,446	$(2,448)

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2013, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first nine months of 2014, the Corporation granted 123,000 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first nine months of 2014 and 2013 was $177 thousand and $150 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of September 30, 2014 was $511,062. The cost is expected to be recognized over a weighted average period of 1.30 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the nine months ended September 30, 2014 and 2013 is presented as follows:

Nine Months Ended
September 30, 2014

Expected life of options granted, in years	4.33
Risk-free interest rate	0.69%
Expected volatility of stock	36%
Annual expected dividend yield	3%

Fair Value of Granted Options	$305,143
Non-Vested Options	273,101

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year, in years	281,380	$11.77	3.20	$951,526
Granted	123,000	15.96	4.33	-
Exercised	(55,382)	8.03	0.77	407,183
Lapsed or Canceled	(11,325)	$13.25	3.03	-

Outstanding at September 30, 2014	337,673	$13.86	3.41	$799,612

Exercisable at September 30, 2014	64,572	$11.74	2.73	$290,248

Nine Months Ended
September 30, 2013

Expected life of options granted, in years	4.36
Risk-free interest rate	0.36%
Expected volatility of stock	42%
Annual expected dividend yield	3%

Fair value of granted options	$435,035
Non-vested options	233,477

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year, in years	274,800	$7.72	2.59	$1,450,016
Granted	141,584	15.31	4.36	-
Exercised	(65,545)	6.58	0.72	499,741
Lapsed or canceled	(16,654)	$8.51	1.98	-

Outstanding at September 30, 2013	334,185	$11.12	3.14	$1,200,435

Exercisable at September 30, 2013	100,708	$7.30	1.44	$701,250

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at September 30, 2014 and December 31, 2013. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$18,998	$-	$(652)	$18,346
Mortgage backed securities	70,843	52	(842)	70,053
Corporate bonds	15,394	103	(58)	15,439
Asset Backed Securities	18,219	49	(190)	18,078
Municipals - nontaxable	4,047	31	-	4,078
CRA Mutual fund	1,500	-	(72)	1,428
	$129,001	$235	$(1,814)	$127,422

Held-to-maturity:
U.S. Government agencies	$9,985	$2	$(171)	$9,816
Municipals	2,629	23	(20)	2,632
Municipals - nontaxable	1,701	5	(1)	1,705
	$14,315	$30	$(192)	$14,153

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$35,928	$-	$(1,796)	$34,132
Mortgage backed securities	28,770	53	(1,171)	27,652
Corporate bonds	6,018	113	(112)	6,019
Asset Backed Securities	6,657		(14)	6,643
Municipals - nontaxable	705	-	(10)	695
CRA Mutual fund	1,500	-	(89)	1,411
	$79,578	$166	$(3,192)	$76,552

Held-to-maturity:
U.S. Government agencies	$14,983	$9	$(568)	$14,424
Municipals	426	-	(48)	378
Municipals - nontaxable	868	-	(11)	857
	$16,277	$9	$(627)	$15,659

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of September 30, 2014 and December 31, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	September 30, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)
Available-for-sale:
US Government agencies:
Due after one through five years	$-	$-	$4,379	$4,329
Due after five through ten years	18,998	18,346	23,998	22,532
Due after ten through fifteen years	-	-	4,121	4,085
Due after fifteen years	-	-	3,430	3,186
Mortgage backed securities:
Due after five through ten years	6,640	6,497	8,440	8,219
Due after ten through fifteen years	41,062	40,531	17,022	16,212
Due after fifteen years	23,141	23,025	3,308	3,221
Corporate bonds:
Due in one year or less	1,997	2,032	-	-
Due after one through five years	9,412	9,452	4,010	4,123
Due after five through ten years	3,985	3,955	2,008	1,896
Asset backed securities:
Due after five through ten years	6,140	6,189	1,000	1,000
Due after fifteen years	12,079	11,889	5,657	5,643
Municipals - nontaxable:
Due after five through ten years	405	414	705	695
Due after ten through fifteen years	1,367	1,384	-	-
Due after fifteen years	2,275	2,280	-	-

CRA Mutual fund	1,500	1,428	1,500	1,411
Total	$129,001	$127,422	$79,578	$76,552

Held-to-maturity:
US Government Agencies:
Due after one through five years	$5,000	$5,002	$9,999	$9,974
Due after ten through fifteen years	4,985	4,814	4,984	4,450
Municipals:
Due after five through ten years	427	438	426	415
Due after ten through fifteen years	2,202	1,641	-	-
Due after fifteen years	-	553
Municipals - nontaxable:
Due after ten through fifteen years	1,417	1,422	868	820
Due after fifteen years	284	283	-	-
Total	$14,315	$14,153	$16,277	$15,659

The estimated fair value of securities pledged to secure public funds, credit lines with the Federal Reserve Bank (“FRB”), and debtor-in-possession accounts amounted to $63.8 million at September 30, 2014 and $39.6 million at December 31, 2013.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at September 30, 2014 and December 31, 2013 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
September 30, 2014	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$43,695	$(223)	$20,083	$(619)	$63,778	$(842)
U.S. Government agencies	-	-	18,346	(652)	18,346	(652)
Corporate bonds	6,500	(31)	1,979	(27)	8,479	(58)
Asset backed securities	9,583	(46)	2,952	(144)	12,535	(190)
CRA Mutual fund	-	-	1,428	(72)	1,428	(72)
Total	$59,778	$(300)	$44,788	$(1,514)	$104,566	$(1,814)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	$4,814	$(171)	$4,814	$(171)
Municipals Taxable	1,604	(20)	-	-	1,604	(20)
Municipals - nontaxable	283	(1)	-	-	283	(1)
Total	$1,887	$(21)	$4,814	$(171)	$6,701	$(192)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2013	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$19,641	$(987)	$4,945	$(184)	$24,586	$(1,171)
U.S. Government agencies	34,132	(1,796)	-	-	34,132	(1,796)
Municipals - nontaxable	695	(10)	-	-	695	(10)
Corporate bonds	1,895	(112)	-	-	1,895	(112)
Asset backed securities	5,643	(14)	-	-	5,643	(14)
CRA Mutual fund	-	-	1,411	(89)	1,411	(89)
Total	$62,006	$(2,919)	$6,356	$(273)	$68,362	$(3,192)

Investment securities held-to-maturity:

U.S. Government agencies	$9,416	$(568)	$-	$-	$9,416	$(568)
Municipals - nontaxable	820	(48)	-	-	820	(48)
Municipals	415	(11)	-	-	415	(11)
Total	$10,651	$(627)	$-	$-	$10,651	$(627)

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

NOTE 3 – SECURITIES (continued)

U.S. Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. At September 30, 2014, one held-to-maturity security had an unrealized loss of $171 thousand while four available-for-sale securities had unrealized losses of $652 thousand. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. As the securities are obligations of government agencies, it is the Corporation’s intent to hold these securities until a market price recovery or maturity, and it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Corporate bonds

The Corporation’s unrealized losses on corporate obligations were caused by interest rate fluctuations. At September 30, 2014, three securities had unrealized losses of $58 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mortgage-backed

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At September 30, 2014, twenty-six securities had unrealized losses of $842 thousand. As these securities are Ginnie Mae and government sponsored entity securities backed by the United States Government, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At September 30, 2014, this one security had an unrealized loss of $72 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Asset backed securities

The Corporation’s unrealized losses on its asset backed securities were caused by interest rate fluctuations. At September 30, 2014, six securities had unrealized losses of $190 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Municipal

The Corporation’s unrealized losses on its held-to-maturity municipal investments were caused by interest rate fluctuations. At September 30, 2014, three securities had unrealized losses of $21 thousand and there were not any available-for-sale securities with unrealized losses. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and FRB stock. The amortized costs of the restricted stock as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Restricted Stock:

Federal Reserve Bank stock	$999	$999

FHLB stock	7,287	7,560
	$8,286	$8,559

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. As of September 30, 2014 and December 31, 2013, the obligations outstanding under these repurchase agreements totaled $20.6 million and $27.9 million, respectively, while the fair value of the securities pledged in connection with these repurchase agreements was $26.0 million and $32.7 million at September 30, 2014 and December 31, 2013, respectively.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at September 30, 2014 and December 31, 2013:

	Composition of Loan Portfolio

	September 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate-owner occupied	$195,104	26.83%	$196,804	28.65%
Commercial real estate-non owner occupied	115,488	15.88	90,676	13.20
Residential real estate	191,658	26.36	173,639	25.27
Commercial	186,715	25.68	182,220	26.52
Real estate construction	31,463	4.33	38,842	5.65
Consumer	6,684	0.92	4,874	0.71
Total loans	$727,112	100.00%	$687,055	100.00%
Less allowance for loan losses	13,244		13,136
	$713,868		$673,919

Unearned income and net deferred loan fees and costs totaled $1.5 million at September 30, 2014 and December 31, 2013. Loans pledged to secure borrowings at the FHLB totaled $218.1 million and $226.4 million at September 30, 2014 and December 31, 2013, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $13.2 million at September 30, 2014 compared to $13.1 million at year end December 31, 2013. The allowance for loan losses was equivalent to 1.82% and 1.91% of total loans held for investment at September 30, 2014 and December 31, 2013,respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

For the remaining loans in each segment, the Bank calculates the probability of loss as a group using the risk rating for each of the following loan types: Commercial Real Estate - Owner Occupied, Commercial Real Estate - Non-Owner Occupied, Residential Real Estate, Commercial, Real Estate Construction, and Consumer. Management calculates the historical loss rate in each group by risk rating using a period of at least six years. This historical loss rate may then be adjusted based on management’s assessment of internal and external environmental factors. While management may consider other factors, the analysis generally includes factors such as unemployment, office vacancy rates, and any concentrations that exist within the portfolio. This adjustment is meant to account for changes between the historical economic environment and current conditions and for changes in the ongoing management of the portfolio which affects the loans’ potential losses.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses

	Commercial real estate – owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Three months ended September 30, 2014
Allowance for credit losses:
Beginning Balance	$3,163	$1,896	$3,090	$4,299	$670	$93	13,211
Charge-offs	-	-	-	(6)	-	-	(6)
Recoveries	-	-	18	21	-	-	39
Provisions	391	207	383	(913)	(97)	29	-
Ending Balance	$3,554	$2,103	$3,491	$3,401	$573	$122	$13,244

Nine months ended September 30, 2014
Allowance for credit losses:
Beginning Balance	$3,763	$1,734	$3,320	$3,484	$743	$92	13,136
Charge-offs	-	-	(21)	(22)	-	-	(43)
Recoveries	-	-	79	72	-	-	151
Provisions	(209)	369	113	(133)	(170)	30	-
Ending Balance	$3,554	$2,103	$3,491	$3,401	$573	$122	$13,244

	Commercial real estate – owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Three months ended September 30, 2013
Allowance for credit losses:
Beginning Balance	$4,074	$1,824	$3,220	$3,048	$790	$51	$13,007
Charge-offs	-	-	(46)	(430)	-	-	(476)
Recoveries	-	23	17	4	-	-	44
Provisions	(256)	43	123	562	(69)	47	450
Ending Balance	$3,818	$1,890	$3,314	$3,184	$721	$98	$13,025

Nine months ended September 30, 2013
Allowance for credit losses:
Beginning Balance	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Charge-offs	-	-	(46)	(430)			(476)
Recoveries	-	194	95	24	-	13	326
Provisions	117	(477)	341	562	111	21	675
Ending Balance	$3,818	$1,890	$3,314	$3,184	$721	$98	$13,025

	Recorded Investment in Loans

September 30, 2014	Commercial real estate – owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,554	$2,103	$3,491	$3,401	$573	$122	$13,244
Ending balance: individually evaluated for impairment	$-	$-	$-	$117	$-	$-	$117
Ending balance: collectively evaluated for impairment	$3,554	$2,103	$3,491	$3,284	$573	$122	$13,127
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$195,104	$115,488	$191,658	$186,715	$31,463	$6,684	$727,112
Ending balance: individually evaluated for impairment	$358	$-	$321	$1,729	$-	$-	$2,408
Ending balance: collectively evaluated for impairment	$194,746	$115,488	$191,337	$184,986	$31,463	$6,684	$724,704
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2013	Commercial real estate – owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136
Ending balance: individually evaluated for impairment	$51	$-	$88	$-	$-	$-	$139
Ending balance: collectively evaluated for impairment	$3,712	$1,734	$3,232	$3,484	$743	$92	$12,997
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$196,804	$90,676	$173,639	$182,220	$38,842	$4,874	$687,055
Ending balance: individually evaluated for impairment	$363	$-	$871	$1,724	$-	$-	$2,958
Ending balance: collectively evaluated for impairment	$196,441	$90,676	$172,768	$180,496	$38,842	$4,874	$684,097
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at September 30, 2014 or December 31, 2013. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The profile of the loan portfolio, as indicated by risk rating, as of September 30, 2014 and December 31, 2013 is shown below.

	For the Period Ended, September 30, 2014
	(In Thousands)
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
Commercial real estate - owner occupied	$190,149	$1,701	$3,681	$-	$-	$(426)	$195,104
Commercial real estate - non-owner occupied	98,903	4,825	12,044	-	-	(285)	115,488
Residential Real Estate	189,379	1,558	960	-	-	(239)	191,658
Commercial	167,642	13,494	5,949	-	-	(370)	186,715
Real Estate Construction	31,594	-	-	-	-	(130)	31,463
Consumer	6,684	-	-	-	-	-	6,684
Total	$684,350	$21,577	$22,634	$-	$-	$(1,450)	$727,112

	For the Period Ended, December 31, 2013
	(In Thousands)
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
Commercial real estate - owner occupied	$180,637	$5,125	$11,476	$-	$-	$(434)	$196,804
Commercial real estate - non-owner occupied	83,723	1,919	5,302	-	-	(268)	90,676
Residential Real Estate	168,493	3,530	1,834	-	-	(218)	173,639
Commercial	171,353	4,034	7,216	-	-	(383)	182,220
Real Estate Construction	39,013	-	-	-	-	(171)	38,842
Consumer	4,874	-	-	-	-		4,874
Total	$648,093	$14,608	$25,828	$-	$-	$(1,474)	$687,055

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

	September 30, 2014
	(In Thousands)
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
Commercial real estate - owner occupied	$195,104	$-	$195,104
Commercial real estate - non-owner occupied	115,488	-	115,488
Residential Real Estate	191,529	129	191,658
Commercial	185,018	1,697	186,715
Real Estate Construction	31,463	-	31,463
Consumer	6,684	-	6,684
Total	$725,286	$1,826	$727,112

	December 31, 2013
	(In Thousands)
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
Commercial real estate - owner occupied	$196,804	$-	$196,804
Commercial real estate - non-owner occupied	90,676	-	90,676
Residential Real Estate	172,768	871	173,639
Commercial	180,556	1,664	182,220
Real Estate Construction	38,842	-	38,842
Consumer	4,874	-	4,874
Total	$684,520	$2,535	$687,055

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of September 30, 2014 and December 31, 2013. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans
	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$195,104	$195,104
Commercial real estate - non-owner occupied	-	-	-	-	-	115,488	115,488
Residential real estate	-	-	-	-	129	191,529	191,658
Commercial	-	-	-	-	1,697	185,018	186,715
Real estate construction	-	-	-	-	-	31,463	31,463
Consumer	-	-	-	-	-	6,684	6,684
Total	$-	$-	$-	$-	$1,826	$725,286	$727,112

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$196,804	$196,804
Commercial real estate - non-owner occupied	-	-	-	-	-	90,676	90,676
Residential real estate	-	-	-	-	871	172,768	173,639
Commercial	-	-	-	-	1,664	180,556	182,220
Real estate construction	-	-	-	-	-	38,842	38,842
Consumer	-	-	-	-	-	4,874	4,874
Total	$-	$-	$-	$-	$2,535	$684,520	$687,055

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

No loans were modified in connection with a troubled debt restructuring during the nine months ended September 30, 2014.

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payment applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the three and nine month periods ended September 30, 2014 and 2013.

The table below shows the results of management’s analysis of impaired loans as of September 30, 2014 and December 31, 2013.

	Impaired Loans
	September 30, 2014			December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$358	$358	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	321	363	-	332	382	-
Commercial	1,612	2,116	-	1,724	2,175	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$363	$363	$51
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	539	662	88
Commercial	117	120	117	-	-	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$358	$358	$-	$363	$363	$51
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	321	363	-	871	1,044	88
Commercial	1,729	2,236	117	1,724	2,175	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$2,408	$2,957	$117	$2,958	$3,582	$139

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(In Thousands)		(In Thousands)
Commercial real estate - owner occupied	$359	$365	$360	$367
Commercial real estate - non-owner occupied	-	-	-	-
Residential real estate	364	1,399	368	1,406
Commercial	2,033	2,070	1,979	2,129
Real estate construction	-	-	-	-
Consumer	-	-	-	-
	$2,756	$3,834	$2,707	$3,902

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

The “Other” column in the following table includes the operations of the Corporation and Access Real Estate. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to costs incurred by the Corporation in connection with its annual audits and directors fees. The primary source of income for Access Real Estate is derived from rents received from the Bank and other tenants.

The following table presents segment information as of and for the three months ended September 30, 2014 and 2013:

	Commercial	Mortgage	Wealth			Consolidated
September 30, 2014	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$9,702	$410	$-	$3	$(200)	$9,915
Gain on sale of loans	-	4,799	-	-	-	4,799
Other revenues	753	(873)	536	299	(301)	414
Total revenues	10,455	4,336	536	302	(501)	15,128

Expenses:
Interest expense	829	123	6	73	(200)	831
Salaries and employee benefits	3,002	2,443	415	-	-	5,860
Other expenses	1,558	(1,962)	223	1,305	(301)	823
Total operating expenses	5,389	604	644	1,378	(501)	7,514

Income (loss) before income taxes	$5,066	$3,732	$(108)	$(1,076)	$-	$7,614

Total assets	$971,294	$44,179	$1,671	$15,225	$(17,276)	$1,015,093

	Commercial	Mortgage	Wealth			Consolidated
September 30, 2013	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,630	$264	$-	$2	$(155)	$8,741
Gain on sale of loans	926	2,253	-	-	-	3,179
Other revenues	546	1,041	282	396	(365)	1,900
Total revenues	10,102	3,558	282	398	(520)	13,820

Expenses:
Interest expense	833	54	-	98	(155)	830
Salaries and employee benefits	2,774	2,622	276	-	-	5,672
Other expenses	2,127	932	172	549	(365)	3,415
Total operating expenses	5,734	3,608	448	647	(520)	9,917

Income (loss) before income taxes	$4,368	$(50)	$(166)	$(249)	$-	$3,903

Total assets	$819,143	$28,325	$1,108	$13,329	$(15,341)	$846,564

In the third quarter 2014, the mortgage division recorded a $3.25 million release in its reserves for potential losses on mortgage loans sold, which is included in other expenses. Refer to Note 10 for further information regarding the reserve release.

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information for the nine months ended September 30, 2014 and 2013:

	Commercial	Mortgage	Wealth			Consolidated
September 30, 2014	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$27,891	$909	$-	$9	$(447)	$28,362
Gain on sale of loans	-	10,314	-	-	-	10,314
Other revenues	1,855	9	1,584	917	(894)	3,471
Total revenues	29,746	11,232	1,584	926	(1,341)	42,147

Expenses:
Interest expense	2,467	179	16	259	(447)	2,474
Salaries and employee benefits	8,737	6,827	1,135	-	-	16,699
Other expenses	4,591	(92)	697	2,557	(894)	6,859
Total operating expenses	15,795	6,914	1,848	2,816	(1,341)	26,032

Income (loss) before income taxes	$13,951	$4,318	$(264)	$(1,890)	$-	$16,115

Total assets	$971,294	$44,179	$1,671	$15,225	$(17,276)	$1,015,093

	Commercial	Mortgage	Wealth			Consolidated
September 30, 2013	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$26,528	$1,308	$-	$9	$(862)	$26,983
Gain on sale of loans	926	17,254	-	-	-	18,180
Other revenues	1,931	3,199	737	1,087	(1,188)	5,766
Total revenues	29,385	21,761	737	1,096	(2,050)	50,929

Expenses:
Interest expense	2,836	556	-	401	(862)	2,931
Salaries and employee benefits	8,552	11,220	768	-	-	20,540
Other expenses	5,604	5,340	532	1,672	(1,188)	11,960
Total operating expenses	16,992	17,116	1,300	2,073	(2,050)	35,431

Income (loss) before income taxes	$12,393	$4,645	$(563)	$(977)	$-	$15,498

Total assets	$819,143	$28,325	$1,108	$13,329	$(15,341)	$846,564

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2014 and 2013, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$4,932	$2,805
Weighted average shares outstanding	10,440,986	10,306,865

Basic earnings per share	$0.47	$0.27

DILUTED EARNINGS PER SHARE:
Net income	$4,932	$2,805
Weighted average shares outstanding	10,440,986	10,306,865
Dilutive stock options	35,064	82,199
Weighted average diluted shares outstanding	10,476,050	10,389,064

Diluted earnings per share	$0.47	$0.27

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$10,410	$10,013
Weighted average shares outstanding	10,414,384	10,312,017

Basic earnings per share	$0.99	$0.97

DILUTED EARNINGS PER SHARE:
Net income	$10,410	$10,013
Weighted average shares outstanding	10,414,384	10,312,017
Dilutive stock options	44,899	90,161
Weighted average diluted shares outstanding	10,459,283	10,402,178

Diluted earnings per share	$0.99	$0.96

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

At September 30, 2014 and December 31, 2013, the Bank had derivative financial instruments with a notional value of $49.0 million and $16.0 million, respectively, related to its forward contracts. Derivative financial instruments related to over the counter written options totaled $38.3 million and $22.4 million at September 30, 2014 and December 31, 2013, respectively. The net fair value of these derivative instruments at September 30, 2014 and December 31, 2013 was $203 thousand and $95 thousand, respectively, and was included in other assets and other liabilities.

Included in other noninterest income for the nine months ended September 30, 2014 and September 30, 2013 was a net gain of $1.5 million and a net loss of $995 thousand, respectively, relating to derivative instruments. The amount included in other noninterest income for the nine months ended September 30, 2014 and September 30, 2013 pertaining to its hedging activities was a net realized loss of $1.6 million and a net realized gain of $4.1 million, respectively.

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

NOTE 9 - FAIR VALUE (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of September 30, 2014 and December 31, 2013, are summarized below:

	Fair Value Measurement
	at September 30, 2014 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets-Recurring	(In Thousands)
Available-for-sale investment securities
US Government agency	$18,346	$-	$18,346	$-
Mortgage backed securities	70,053	-	70,053	-
Corporate bonds	15,439	-	15,439	-
Asset backed securities	18,078	-	18,078	-
Municipals - nontaxable	4,078	-	4,078	-
CRA Mutual fund	1,428	-	1,428	-
Total available-for-sale investment securities	127,422	-	127,422	-

Residential loans held for sale	42,283	-	42,283	-
Derivative assets	469	-	-	469
Total Financial Assets-Recurring	$170,174	$-	$169,705	$469

Financial Liabilities-Recurring
Derivative liabilities	$266	$-	$-	$266
Total Financial Liabilities-Recurring	$266	$-	$-	$266

Financial Assets-Non-Recurring
Impaired loans (1)	$2,183	$-	$-	$2,183
Other real estate owned (2)	500	-	500	-
Total Financial Assets-Non-Recurring	$2,683	$-	$500	$2,183

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

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the nine month periods ended September 30, 2014 and 2013.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended September 30,
	2014	2013
	(In Thousands)
Balance, beginning of period	$7	$795
Realized and unrealized gains (losses) included in earnings	196	(822)
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$203	$(27)

NOTE 9 - FAIR VALUE (Continued)

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Balance, beginning of period	$95	$465
Realized and unrealized gains (losses) included in earnings	108	(492)
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$203	$(27)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at September 30, 2014:

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$469	Market pricing (3)	Estimated pullthrough	75% - 90%
Derivative liabilities	$266	Market pricing (3)	Estimated pullthrough	75% - 90%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$487	Appraisal of collateral (1)	Liquidation expenses (2)	20% - 30%
Impaired loans - Non-real estate secured	$1,696	Cash flow basis	Liquidation expenses (2)	10% - 20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
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

NOTE 9 - FAIR VALUE (Continued)

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at September 30, 2014, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$42,283	$1,461	$40,822

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

At September 30, 2014 and December 31, 2013, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term
investments	$68,707	$68,707	$23,419	$23,419
Securities available-for-sale	127,422	127,422	76,552	76,552
Securities held-to-maturity	14,315	14,153	16,277	15,659
Restricted stock	8,286	8,286	8,559	8,559
Loans, net of allowance	756,151	775,381	698,272	696,298
Derivatives	469	469	219	219
Total financial assets	$975,350	$994,418	$823,298	$820,706

Financial liabilities:
Deposits	$732,071	$729,543	$572,972	$552,735
Short-term borrowings	175,592	175,482	172,855	172,787
Derivatives	266	266	124	124
Total financial liabilities	$907,929	$905,291	$745,951	$725,646

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $12.1 million and $5.1 million in outstanding commitments at September 30, 2014 and December 31, 2013, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $260.6 million and $227.3 million in unfunded lines of credit whose contract amounts represent credit risk at September 30, 2014 and December 31, 2013, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $4.5 million and $4.1 million at September 30, 2014 and December 31, 2013, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At September 30, 2014 and December 31, 2013 the balance in this reserve totaled $636 thousand.

The mortgage division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The mortgage division maintains a reserve in other liabilities for potential losses on mortgage loans sold. During the third quarter of 2014, management obtained updated information and performed an analysis on this reserve balance. The analysis along with current industry events such as court rulings upholding states’ statutes on time limitations on put back of mortgage loans, modifications to the government sponsored entities’ payment performance standards, continued decline in foreclosure and loss upon liquidation statistics in our markets, and a reduction in the amount of loans originated prior to the mortgage industry financial crisis, led management to determine a reserve release of $3.25 million was appropriate. The $3.25 million reserve release is included in other expenses on the Consolidated Statements of Income. At September 30, 2014 and December 31, 2013, the balance in this reserve totaled $1.2 million and $4.6 million respectively.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The following table shows the changes to the Allowance for Losses on Mortgage Loans Sold.

	Nine Months ended September 30,		Year ended
	2014	2013	December 31, 2013
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$4,645	$4,376	$4,376
Provision (release) charged to operating expense	(3,250)	388	388
Recoveries	-	-	-
Charge-offs	(202)	(119)	(119)
Allowance for losses on mortgage loans sold - end of period	$1,193	$4,645	$4,645

NOTE 11 – BANK-OWNED LIFE INSURANCE POLICIES

The Bank purchased $15 million in bank-owned life insurance policies (“BOLI”) during the first nine months of 2014. There are no post-retirement benefits associated with the BOLI policies owned by the Bank.

NOTE 12 – IMPAIRMENT OF LONG-LIVED ASSET

In 2007, Access Real Estate purchased land valued at $1.2 million as a site for a potential banking center. In 2014, management’s intent changed and the land was prepared for sale. In the third quarter of 2014, management received an appraisal on the land and deemed the property impaired. The asset was written down to its fair value less costs to sell of $500 thousand and is being reflected in OREO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; continued challenging economic conditions or renewed deterioration in general business and economic conditions and in the financial markets; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act, the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009, or other acts; branch expansion plans; interest rates; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and commercial and residential real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At September 30, 2014, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to net income is recognized. At September 30, 2014, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At September 30, 2014, the Corporation’s assets totaled $1.02 billion, compared to $847.2 million at December 31, 2013, an increase of $167.9 million. The increase in assets was primarily due to a growth in loans held for investment of $40.0 million, an increase in interest-bearing balances of $45.2 million, an increase in investment securities of $48.9 million, an increase in loans held for sale of $17.9 million, and the purchase of bank-owned life insurance (BOLI) in the amount of $15 million which accounted for the majority of the $17.2 million increase in other assets. The increase in loans held for investment at September 30, 2014 in comparison with December 31, 2013 is primarily attributable to a $24.8 million or 27.4% growth in commercial real estate-non owner occupied loans and a $18.0 million or 10.4% increase in residential real estate loans. At September 30, 2014, loans secured by real estate collateral comprised 73.4% of our total loan portfolio, with loans secured by commercial real estate contributing 42.7% of our total loan portfolio, loans secured by residential real estate contributing 26.4% and real estate construction loans contributing 4.3%. Loans held for sale totaled $42.3 million at September 30, 2014, compared to $24.4 million at December 31, 2013. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $732.1 million at September 30, 2014, compared to $573.0 million at December 31, 2013, an increase of $159.1 million. Noninterest-bearing deposits increased $81.3 million from $189.9 million at December 31, 2013 to $271.2 million at September 30, 2014. Savings and interest-bearing deposits increased from $200.2 million at December 31, 2013 to $243.3 million at September 30, 2014, an increase of $43.1 million. Our time deposits grew from $182.9 million at December 31, 2013 to $217.6 million at September 30, 2014, an increase of $34.7 million.

Third quarter 2014 pretax earnings were impacted by two nonrecurring items, one being a $3.25 million release in the mortgage segment’s loan loss reserve while the other was a $707 thousand impairment recorded in connection with land held by Access Real Estate (ARE). The net impact of these two items created an increase in pretax earnings of $2.5 million and added $0.15 to the after-tax earnings per common share. The release in reserves was in connection with management’s on-going analysis of reserve requirements as well as information obtained by management during the third quarter of 2014 which led management to determine the amount of reserves on hand for the repurchase of mortgage loans sold in the secondary market was over funded. Refer to Note 10 for further discussion on the mortgage reserve release. The write-down of the ARE property was in response to management’s intent to sell land that had originally been bought back in 2007 as a site for a potential banking center. The impairment was effective upon receipt of an appraisal received in the third quarter of 2014. Refer to Note 12 for further information.

Net income before taxes increased $2.1 million to $4.9 million from $2.8 million when comparing the three months ended September 30, 2014 to the same period in 2013. And excluding the release of mortgage reserves and the write-down of the ARE property, net income before taxes increased $1.2 million when comparing the three months ended September 30, 2014 to the same period in 2013. This is the result of an increase in the banking segment pretax earnings of $698 thousand and an increase in mortgage segment pretax earnings of $532 thousand, excluding the release of mortgage reserves. The increase in the banking segment was due mainly to an increase in net interest income after provision for loan losses of $1.1 million when comparing the three month period ended September 30, 2014 to the same period in 2013. This increase in net interest income was offset by a decrease of $719 thousand in noninterest income due mainly to the gain on sale of SBA loans of $926 thousand that occurred in the third quarter 2013. The mortgage segment recorded pretax earnings of $3.7 million in the third quarter of 2014 compared to a loss of $50 thousand in the third quarter of 2013; excluding the mortgage reserve release, the mortgage segment’s pretax earnings were $482 thousand in the third quarter of 2014 compared to near breakeven performance in the third quarter of 2013.

Net income for the nine months ended September 30, 2014 totaled $10.4 million compared to $10.0 million for the same period in 2013. Earnings per diluted share were $0.99 for the first nine months of 2014, compared to $0.96 per diluted share in the same period of 2013. For the nine month period ended September 30, 2014, the banking segment saw an increase in pretax income of $1.6 million when compared to the nine months ended September 30, 2013 due to an increase in net interest income of $1.7 million as well as a $675 thousand reduction in the provision for loan losses. The mortgage segment saw a reduction of $197.0 million in loan origination volume for the nine month period ended September 30, 2014 in comparison with the same period in 2013. This decreased volume as well as a reduction in the secondary market pricing led to the $6.9 million decrease in gain on sale of loans when comparing the nine month period ending September 2014 to the same period ending September 2013.

Non-performing loans totaled $1.8 million, or 0.18%, of total assets at September 30, 2014, down from $2.5 million, or 0.30%, of total assets at December 31, 2013. In addition to the non-performing loans, the impairment of land owned by Access Real Estate during the third quarter 2014 added an additional $500 thousand in non-performing assets (NPAs) for total NPAs of $2.3 million or 0.23% of total assets at September 30, 2014.

The unemployment rate for Fairfax County, Virginia decreased slightly from 4.4% in June 2014 to 4.2% in September 2014, still remaining below the 5.5% for the state of Virginia at the end of September 2014 and 5.9% for the nation at the end of September 2014. Information reviewed at the Federal Open Market Committee’s (FOMC) October 2014 meeting suggested economic activity expanding at a moderate pace during the third quarter 2014 while labor market indicators suggested that underutilization of labor resources is gradually diminishing. The FOMC believes there has been substantial improvement in the labor market outlook, enough so that it concluded its asset purchase program in October 2014. To support continued progress in price stability and maximum employment, the FOMC reaffirmed its view that the current low federal funds rate remains appropriate. This historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio. The Corporation’s net interest margin for the nine months ended September 30, 2014 decreased to 3.78% from the September 30, 2013 percentage of 3.83% due mainly to the declining yield on the loans held for investment portfolio. While there is no certainty to the magnitude of any impact, the continued extended period of low short-term interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

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

At September 30, 2014 the fair value of the securities portfolio totaled $141.6 million, compared to $92.2 million at December 31, 2013. Included in the fair value totals are held-to-maturity securities with an amortized cost of $14.3 million (fair value of $14.2 million) and $16.3 million (fair value of $15.7 million) at September 30, 2014 and December 31, 2013, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $727.1 million at September 30, 2014 compared to $687.1 million at December 31, 2013, an increase of $40.0 million or 5.8%. Comprising the majority of the growth, commercial real estate-non owner occupied loans increased $24.8 million and residential real estate increased $18.0 million. The overall increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at September 30, 2014.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $195.1 million, representing 26.83% of the loan portfolio at September 30, 2014. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $115.5 million and representing 15.88% of the loan portfolio at September 30, 2014. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the second largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $191.7 million and comprised 26.36% of the loan portfolio as of September 30, 2014. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of September 30, 2014: home equity lines of credit, 17.2%; first trust mortgage loans, 75.0%; and junior trust loans, 7.8%.

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

Commercial Loans: Commercial Loans represented the third largest segment of the loan portfolio, totaling $186.7 million and representing 25.68% of the loan portfolio as of September 30, 2014. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $31.5 million and represented 4.33% of the loan portfolio as of September 30, 2014. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which were the smallest segment of the loan portfolio, totaled $6.7 million and represented 0.92% of the loan portfolio as of September 30, 2014. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the mortgage division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At September 30, 2014, LHFS at fair value totaled $42.3 million compared to $24.4 million at December 31, 2013.

The LHFS loans are closed by the Bank and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the third quarter of 2014 we originated $115.3 million of loans processed in this manner, compared to $109.3 million in the second quarter of 2014 and $103.1 million for the third quarter of 2013. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $13.2 million at September 30, 2014 compared to $13.1 million at December 31, 2013. The allowance for loan losses was equivalent to 1.82% and 1.91% of total loans held for investment at September 30, 2014 and December 31, 2013, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At September 30, 2014 and December 31, 2013, the Bank had non-performing loans totaling $1.8 million and $2.5 million, respectively. Non-performing loans consist of non-accrual and restructured loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral. At September 30, 2014, Access Real Estate had a non-performing asset totaling $500 thousand due to impairment of a long-lived asset: purchased land. This asset is carried at its fair value less costs to sell.

The following table is a summary of our non-performing assets at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(Dollars In Thousands)
Non-accrual loans :
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied	-	-
Residential real estate	129	871
Commercial	1,697	1,664
Real estate construction	-	-
Consumer	-	-
Total non-accrual loans	$1,826	$2,535

Other real estate owned ("OREO")	500	-

Total non-performing assets	$2,326	$2,535

Restructured loans included above in non-accrual loans	$706	$931

Ratio of non-performing assets to:
Total loans plus OREO	0.32%	0.37%

Total Assets	0.23%	0.30%

Accruing Past due loans:
90 or more days past due	$-	$-

At September 30, 2014 and December 31, 2013, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At September 30, 2014, deposits totaled $732.1 million compared to $573.0 million on December 31, 2013, an increase of $159.1 million or 27.77%. Noninterest-bearing deposits increased $81.3 million, or 42.83%, from $189.9 million at December 31, 2013 to $271.2 million at September 30, 2014. Savings and interest-bearing deposits increased to $243.3 million at September 30, 2014 from $200.2 million at December 31, 2013, an increase of $43.1 million, or 21.51%. Time deposits grew from $182.9 million at December 31, 2013 to $217.6 million, an increase of $34.7 million, or 18.97%. The growth in noninterest-bearing accounts is attributable to new accounts opened during the first nine months of 2014 as a result of our outreach to operating businesses and positive balance fluctuations of existing commercial accounts.

Shareholders’ Equity

Shareholders’ equity totaled $99.7 million at September 30, 2014 compared to $91.1 million at December 31, 2013. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios.

	September 30,	December 31,
	2014	2013
	(In Thousands)
Tier 1 Capital:
Common stock	$8,725	$8,659
Capital surplus	18,260	17,320
Retained earnings	73,781	67,121
Less: Net unrealized loss on equity securities	(47)	(58)
Less: Disallowed goodwill	(1,491)	-
Less: Dissallowed servicing assets	(215)	(255)
Total Tier 1 capital	99,013	92,787

Allowance for loan losses	10,328	9,680

Total risk based capital	$109,341	$102,467

Risk weighted assets	$822,703	$770,276

Quarterly average assets	$996,063	$848,886

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	12.04%	12.05%	4.00%
Total risk based capital ratio	13.29%	13.30%	8.00%
Leverage ratio	9.94%	10.93%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2014 totaled $4.9 million or $0.47 diluted earnings per share. This compares with $2.8 million or $0.27 diluted earnings per share for the same quarter in 2013. The increase in net income for the three months ended September 30, 2014 as compared to the same period in 2013 is attributable to the after tax impact of the reserve release by the mortgage division of $2.1 million. Positive increases in net interest income were enough to offset the $707 thousand impairment charge taken by Access Real Estate during the third quarter 2014.

Net income for the nine months ended September 30, 2014 totaled $10.4 million or $0.99 diluted earnings per share compared to $10.0 million or $0.96 diluted earnings per share for the same period in 2013. The increase in earnings for the nine months ended September 30, 2014 is attributable to the after tax impact of the reserve release by the mortgage division of $2.1 million which was sufficient to cover the decrease in the mortgage division’s production for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $9.1 million for the three months ended September 30, 2014 compared to $7.9 million for the same period in 2013. The increase in net interest income is primarily due to lower funding costs and changes in the composition of earning assets. The annualized yield on earning assets was 4.13% for the quarter ended September 30, 2014 when compared to 4.29% for the quarter ended September 30, 2013. The increase in the third quarter income on earning assets of $1.2 million is attributable to increased volumes in loans held for investment, loans held for sale, and securities. The cost of interest-bearing deposits and borrowings decreased from 0.63% for the quarter ended September 30, 2013 to 0.52% for the quarter ended September 30, 2014. Net interest margin was 3.78% for the quarter ended September 30, 2014 compared to 3.88% for the same period in 2013.

Net interest income before the provision for loan losses totaled $25.9 million for the first nine months of 2014 compared to $24.1 million for the same period in 2013. The annualized yield on earning assets for the first nine months of 2014 was 4.15% compared to 4.30% for the same period in 2013. The increase in year-to-date income on earning assets of $1.4 million is attributable to volume increases in loans held for investment and securities which was enough to offset the volume decrease in loans held for sale as well as the rate decrease in loans held for investment for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The cost of interest-bearing deposits and borrowings for the first nine months of 2014 was 0.54% compared to 0.69% for the same period in 2013. Net interest margin was 3.78% for the first nine months of 2014 compared to 3.83% for the same period in 2013.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended September 30,
	2014 compared to 2013
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$298	$246	$52
Loans held for sale	146	145	1
Loans	725	864	(139)
Interest-bearing deposits	5	6	(1)
Total increase (decrease) in interest income	1,174	1,261	(87)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	31	27	4
Money market deposit accounts	(1)	(2)	1
Savings accounts	3	1	2
Time deposits	(75)	3	(78)
Total interest-bearing deposits	(42)	29	(71)
FHLB Advances	42	40	2
Securities sold under agreements to repurchase	(2)	(1)	(1)
Other short-term borrowings	-	-	-
Long-term borrowings	-	-	-
FDIC term note	-	-	-
Subordinated debentures	3	2	1
Total increase (decrease) in interest expense	1	70	(69)

Increase (decrease) in net interest income	$1,173	$1,191	$(18)

	Nine Months Ended September 30,
	2014 compared to 2013
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$405	$368	$37
Loans held for sale	(399)	(623)	224
Loans	1,377	2,645	(1,268)
Interest-bearing deposits	(4)	(2)	(2)
Total increase (decrease) in interest income	1,379	2,388	(1,009)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	84	62	22
Money market deposit accounts	(48)	(9)	(39)
Savings accounts	6	1	5
Time deposits	(536)	(502)	(34)
Total interest-bearing deposits	(494)	(448)	(46)
FHLB Advances	144	143	1
Securities sold under agreements to repurchase	(4)	(3)	(1)
Other short-term borrowings	-	-	-
Long-term borrowings	-	-	-
FDIC term note	-	-	-
Subordinated debentures	(103)	(52)	(51)
Total increase (decrease) in interest expense	(457)	(360)	(97)

Increase (decrease) in net interest income	$1,836	$2,748	$(912)

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
	September 30, 2014			September 30, 2013
	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest earning assets:
Securities	$142,013	$755	2.13%	$94,993	$457	1.92%
Loans held for sale	40,780	410	4.02%	26,335	264	4.01%
Loans(1)	726,985	8,723	4.80%	655,162	7,998	4.88%
Interest-bearing balances and federal funds sold	51,134	27	0.21%	39,337	22	0.22%
Total interest earning assets	960,912	9,915	4.13%	815,827	8,741	4.29%
Noninterest earning assets:
Cash and due from banks	9,499			8,602
Premises, land and equipment	8,232			8,433
Other assets	31,664			11,258
Less: allowance for loan losses	(13,227)			(13,033)
Total noninterest earning assets	36,168			15,260
Total Assets	$997,080			$831,087

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$121,737	$69	0.23%	$74,105	$38	0.21%
Money market deposit accounts	115,144	58	0.20%	118,330	59	0.20%
Savings accounts	3,824	4	0.42%	2,341	1	0.17%
Time deposits	259,262	626	0.97%	258,076	701	1.09%
Total interest-bearing deposits	499,967	757	0.61%	452,852	799	0.71%
Borrowings:
FHLB Advances	121,141	69	0.23%	50,000	27	0.22%
Securities sold under agreements to repurchase and federal funds purchased	19,955	5	0.10%	23,378	7	0.12%
FHLB Long-term borrowings	-	-	0.00%	-	-	0.00%
FDIC Term Note	-	-	0.00%	-	-	0.00%
Subordinated Debentures	-	-	0.00%	269	(3)	-4.46%
Total borrowings	141,096	74	0.21%	73,647	31	0.17%
Total interest-bearing deposits and borrowings	641,063	831	0.52%	526,499	830	0.63%
Noninterest-bearing liabilities:
Demand deposits	247,814			200,881
Other liabilities	11,341			9,171
Total liabilities	900,218			736,551
Shareholders' Equity	96,862			94,536
Total Liabilities and Shareholders' Equity:	$997,080			$831,087

Interest Spread(2)			3.61%			3.66%

Net Interest Margin(3)		$9,084	3.78%		$7,911	3.88%

(1) Loans placed on nonaccrual status are included in loan balances

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Nine Months Ended

	September 30, 2014			September 30, 2013
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$123,301	$1,844	1.99%	$98,640	$1,439	1.95%
Loans held for sale	29,077	909	4.17%	50,128	1,308	3.48%
Loans(1)	715,454	25,537	4.76%	642,543	24,160	5.01%
Interest-bearing balances and federal funds sold	44,190	72	0.22%	45,456	76	0.22%
Total interest earning assets	912,022	28,362	4.15%	836,767	26,983	4.30%
Noninterest earning assets:
Cash and due from banks	8,784			10,629
Premises, land and equipment	8,331			8,491
Other assets	24,994			13,456
Less: allowance for loan losses	(13,197)			(12,860)
Total noninterest earning assets	28,912			19,716
Total Assets	$940,934			$856,483

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$112,443	$189	0.22%	$73,751	$105	0.19%
Money market deposit accounts	114,876	173	0.20%	119,906	221	0.25%
Savings accounts	3,352	9	0.36%	2,428	3	0.16%
Time deposits	249,928	1,901	1.01%	315,924	2,437	1.03%
Total interest-bearing deposits	480,599	2,272	0.63%	512,009	2,766	0.72%
Borrowings:
FHLB Advances	104,707	186	0.24%	24,187	42	0.23%
Securities sold under agreements to repurchase and federal funds purchased	21,125	16	0.10%	25,652	20	0.10%
Other short-term borrowings	-	-	0.00%	-	-	0.00%
FHLB Long-term borrowings	-	-	0.00%	-	-	0.00%
FDIC Term Note	-	-	0.00%	-	-	0.00%
Subordinated Debentures	-	-	0.00%	4,192	103	3.28%
Total borrowings	125,832	202	0.21%	54,031	165	0.41%
Total interest-bearing deposits and borrowings	606,431	2,474	0.54%	566,040	2,931	0.69%
Noninterest-bearing liabilities:
Demand deposits	229,478			187,067
Other liabilities	10,257			9,500
Total liabilities	846,166			762,607
Shareholders' Equity	94,768			93,876
Total Liabilities and Shareholders' Equity:	$940,934			$856,483

Interest Spread(2)			3.60%			3.61%

Net Interest Margin(3)		$25,888	3.78%		$24,052	3.83%

(1) Loans placed on nonaccrual status are included in loan balances

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $5.2 million for the third quarter of 2014 compared to $5.1 million for the same period in 2013. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $4.8 million for the three month period ended September 30, 2014, compared to $3.2 million for the same period of 2013. Gains on the sale of loans fluctuate with the volume of mortgage loans originated as well as the spread on loans sold in the secondary market. During the three months ended September 30, 2014, the Bank’s mortgage segment originated $115.3 million in mortgage and brokered loans, up from $103.1 million for the same period in 2013 and profited from increased spreads on the secondary loans sold. For the three months ended September 30, 2014, other income reflected a gain of $247 thousand, down from $1.7 million for the three months ended September 30, 2013 due mainly to the hedging impacts of loans sold on the secondary market.

Noninterest income was $13.8 million for the first nine months of 2014 compared to $24.0 million for the same period in 2013. Gains on the sale of loans totaled $10.3 million for the nine month period ended September 30, 2014, compared to $18.2 million for the same period of 2013. During the nine months ended September 30, 2014, the Bank’s mortgage segment originated $295.2 million in mortgage and brokered loans, down from $492.2 million for the same period in 2013. For the nine months ended September 30, 2014, other income reflected a gain of $2.9 million, as compared to a $5.3 million gain for the nine months ended September 30, 2013. The decline was due to a $5.7 million decrease in the realized gain on hedging activity in the mortgage segment when comparing the nine month period ended September 30, 2014 to 2013, which was mitigated by a $2.5 million increase in the fair value adjustments on the mortgage loans held for sale as well as an increase in revenue generated by the Wealth Management segment of $847 thousand when comparing the nine month periods ended September 30, 2014 to 2013.

Noninterest Expense

Noninterest expense totaled $6.7 million for the three months ended September 30, 2014, compared to $8.6 million for the same period in 2013, a decrease of $1.9 million. Salaries and employee benefits totaled $5.9 million for the three months ended September 30, 2014, compared to $5.7 million for the same period last year. Other operating expenses totaled $100 thousand for the three months ended September 30, 2014, compared to $2.3 million for the same period in 2013. This decrease of $2.2 million is due primarily to the $3.25 million release of provision for mortgage loans sold and the offsetting $707 thousand impairment charge taken on the property owned by Access Real Estate.

Noninterest expense totaled $23.6 million for the nine months ended September 30, 2014, compared to $31.8 million for the same period in 2013, a decrease of $8.2 million. Salaries and employee benefits totaled $16.7 million for the nine months ended September 30, 2014, compared to $20.5 million for the same period last year. The decrease in salary and employee benefits is attributable to the decrease in volume related compensation in the mortgage banking segment. Other operating expenses totaled $4.8 million for the nine months ended September 30, 2014, compared to $9.3 million for the same period in 2013. This decrease of $4.5 million is also due to volume related expenses associated with a decrease in mortgage loan production as well as the $2.5 million net impact of the $3.25 million mortgage reserve release and the impairment charge taken on the property owned by Access Real Estate.

The table below provides the composition of other operating expenses.

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)

Provision for losses (release of provision) on mortgage loans sold	$(3,250)	$388
Impairment of long-lived asset	707	-
Business and franchise tax	609	628
Advertising and promotional	581	1,064
Management fees	576	1,535
Data processing	501	525
Accounting and auditing	459	459
Director fees	381	260
Consulting fees	350	440
FDIC insurance	330	335
Investor fees	325	685
Office supplies-stationary print	257	188
Telephone	240	223
Publication and subscription	203	221
Disaster recovery	184	137
Stock option	177	150
Regulatory examinations	157	156
Credit report	157	248
Legal fees	156	151
SBA guarantee fee	141	166
Business development and meals	108	101
Travel	96	123
D&O liability insurance	95	78
FRB and bank analysis charges	92	72
Courier	77	106
Dues and memberships	73	43
Postage	73	107
Common stock	70	64
Verification fees	66	104
Education and training	57	82
Conventions and meetings	44	19
Automotive	37	35
Appraisal fee	35	46
Early payoff	28	124
Compliance/risk management	28	15
Bank paid closing costs	27	16
Settlement	24	32
Other	506	198
	$4,777	$9,324

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At September 30, 2014, overnight interest-bearing balances totaled $60.5 million and unpledged available-for-sale investment securities totaled approximately $51.2 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of September 30, 2014, the portfolio of CDARS and wholesale time deposits totaled $123.7 million compared to $76.6 million at December 31, 2013, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At September 30, 2014, the Bank had a line of credit with the FHLB totaling $299.6 million and had outstanding $145 million in short term loans at fixed rates between 0.18% and 0.20% leaving $154.6 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of September 30, 2014, outstanding repurchase agreements totaled $20.6 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at September 30, 2014, these lines totaled $60.5 million of which $50.5 million was available as an additional funding source.

The following table presents the composition of borrowings at September 30, 2014 and December 31, 2013 and for the periods indicated.

Borrowed Funds Distribution

	September 30, 2014	December 31, 2013
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB advances	$145,000	$145,000
Securities sold under agreements to repurchase	20,592	27,855
Federal funds purchased	10,000	-
Total at period end	$175,592	$172,855

	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB advances	$104,707	$43,077
Securities sold under agreements to repurchase	21,084	25,524
Subordinated debentures	-	3,135
Federal funds purchased	41	-
Total average balance	$125,832	$71,736

Average rate paid on all borrowed funds	0.21%	0.32%

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at September 30, 2014 and December 31, 2013, assuming budgeted growth in the balance sheet. According to the model run for the nine month period ended September 30, 2014, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 0.37%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings September 30, 2014 (1)	Hypothetical Percentage Change in Earnings December 31, 2013
3.00%	0.37%	8.20%
2.00%	0.37%	5.50%
1.00%	0.36%	2.41%

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

(1) The model used for the September 30, 2014 simulation utilized standard industry assumptions rather than customized assumptions due to a transition in service vendors during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the third quarter of 2014 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

July 1 - July 31, 2014	-	$-	-	768,781
August 1 - August 31, 2014	-	-	-	768,781
September 1 - September 30, 2014	-	-	-	768,781
	-	$-	-	768,781

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
10.5+	Annual Compensation of Non-Employee Directors (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 14, 2014 (file number 000-49929))
10.6+	Base Salaries for Named Executive Officers (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 14, 2014 (file number 000-49929))
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

+ indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: November 10, 2014	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

