Form 10-K
period 2014-12-31
ACCESS NATIONAL CORP
filed 2015-03-11
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $108,280,800.

As of March 9, 2015 there were 10,472,419 shares of Common Stock, par value $0.835 per share, of Access National Corporation issued and outstanding. Included in this figure are 24,017 shares of unregistered, restricted stock issued on January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 21, 2015, are incorporated by reference in Part III of this Form 10-K.

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

ITEM 1 – BUSINESS

Access National Corporation (the “Corporation” or “ANC”) was organized June 15, 2002 under the laws of Virginia to operate as a bank holding company.  The Corporation has one active wholly owned subsidiary:  Access National Bank (the “Bank” or “ANB”). Effective June 15, 2002, pursuant to an Agreement and Plan of Reorganization dated April 18, 2002 between the Corporation and the Bank, the Corporation acquired all of the outstanding stock of the Bank in a statutory share exchange transaction.

The Bank is the only operating business of the Corporation. The Bank provides credit, deposit, mortgage services and wealth management services to middle market commercial businesses and associated professionals, primarily in the greater Washington, D.C. Metropolitan Area. The Bank was organized under federal law in 1999 as a national banking association to engage in a general banking business to serve the communities in and around Northern Virginia. Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and associated individuals. The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels. The various operating and non-operating entities that support the Corporation’s business directly and indirectly are listed below:

	PARENT
ENTITY /	COMPANY /	YEAR
ACTIVITY	SOLE MEMBER	ORGANIZED

Access National Corporation	N/A	2002

A Virginia corporation with common stock listed on the NASDAQ Global Market, and serves as the Bank’s holding company. The bank holding company is subject to regulatory oversight by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Its primary purpose is to hold the common stock of the commercial bank subsidiary and support related capital activities.

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

Access Real Estate L.L.C. (“ARE”)	ANB	2003

Access Real Estate was formed to acquire and hold title to real estate for the Corporation. Access Real Estate owns a 45,000 square foot, three story office building located at 1800 Robert Fulton Drive in Reston, Virginia that serves as the corporate headquarters for the Corporation, the Bank, the Mortgage Division, Access Real Estate, Capital Fiduciary Advisors, and Access Investment Services. Access Real Estate also owns vacant land in Fredericksburg that was originally purchased for future expansion of the Bank, but was listed for sale in the third quarter of 2014.

Access Capital Management Holding, L.L.C. (“ACM”)	ANB	2011

ACM is a Virginia limited liability company whose sole member is ANB. ACM is the holding company for Capital Fiduciary Advisors, L.L.C. (“CFA”), Access Investment Services, L.L.C. (“AIS”), and Access Insurance Group, L.L.C. (“AIG”). ACM provides a full range of wealth management services to individuals.

Capital Fiduciary Advisors, L.L.C. (“CFA”)	ACM	2011

CFA is a registered investment advisor with the Securities and Exchange Commission (“SEC”) and provides wealth management services to high net worth individuals, businesses, and institutions. Activities are supervised by the Bank’s primary regulator, the Comptroller, as well as the SEC.

Access Investment Services, L.L.C. (“AIS”)	ACM	2011

AIS is a limited liability company whose sole member is ACM. AIS provides financial planning services to clients along with access to a full range of investment products. Activities are supervised by the Bank’s primary regulator, the Comptroller, as well as the SEC.

Access Insurance Group, L.L.C. (“AIG”)	ACM	2011

AIG is a limited liability company whose sole member is ACM. AIG is presently inactive and when activated will provide access to a wide variety of insurance products.

ACME Real Estate, L.L.C. (“ACME” or “ACME Real Estate”)	ANB	2007

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

Accounts Receivable Lines of Credit

Accounts Receivable Collection Accounts

Growth Capital Term Loans

Business Acquisition Financing

Partner Buyout Funding

Debt Re-financing

Franchise Financing

Equipment Financing

Commercial Mortgages

Commercial Construction Loans

SBA Preferred Lender Loans

Online Banking

Checking Accounts

Money Market Accounts

Sweep Accounts

Zero Balance Accounts

Overnight Investments

Certificates of Deposit

Business Debit Cards

Lockbox Payment Processing

Payroll Services

Employer Sponsored Retirement Plans

Personal Checking Accounts

Savings / Money Market Accounts

Certificates of Deposit

Residential Mortgage Loans

Asset Secured Loans

Loans for Business Investment

Construction Loans

Lot & Land Loans

Investment Management

Financial Planning

Retirement Account Services

Qualified Plans

Bank revenues are derived from interest and fees received in connection with loans, deposits, and investments. Major expenses of the Bank consist of personnel, interest paid on deposits and borrowings, and other operating expenses. Revenues from the Mortgage Division consist primarily of gains from the sale of loans and loan origination fees. Major expenses of the Mortgage Division consist of personnel, advertising, and other operating expenses. Revenue generated by the Bank (excluding the Mortgage Division) totaled $40.3 million in 2014. The Mortgage Division contributed $15.8 million; others contributed $3.5 million prior to inter-company eliminations. In 2014, the Bank’s pre-tax earnings amounted to 87.8% of the Corporation’s total income before taxes and the Mortgage Division and others contributed the remaining 12.2%.

The economy, interest rates, monetary and fiscal policies of the federal government, and regulatory policies have a significant influence on the Corporation, the Bank, the Mortgage Division, ACM, and the banking industry as a whole. The economy shows signs of gradual improvement with the national unemployment rate dropping from 6.6% in January 2014 to 5.4% in December 2014. The January 2015 statement of the Federal Open Market Committee (“FOMC”) projected the federal funds rate to remain at zero percent to 0.25% even though the national unemployment rate is below 6.0% as inflation continues to run below the 2% longer-run goal set by the Committee. The continued low rate environment will continue to stress net interest margins.

The Bank operates from five banking centers located in Virginia: Chantilly, Tysons, Reston, Leesburg and Manassas, and online at www.accessnationalbank.com. Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities.

The Mortgage Division specializes in the origination of conforming and government insured residential mortgages to individuals in the greater Washington, D.C. Metropolitan Area, the surrounding areas of its branch locations, outside of its local markets via direct mail solicitation, and otherwise. The Mortgage Division has established offices throughout Virginia; in Fairfax, Reston, Roanoke, and McLean. Offices outside the state of Virginia include New Smyrna Beach in Florida, Indianapolis in Indiana, Nashville in Tennessee, Hagerstown in Maryland, and Atlanta in Georgia.

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

	Loan Origination By State
	Year Ended December 31,
	2014	2013	2012

COLORADO (production branch closed April 2013)	1.30%	4.81%	6.11%
FLORIDA	8.44%	6.36%	2.92%
GEORGIA	11.23%	8.24%	4.37%
INDIANA	26.81%	16.57%	12.75%
MARYLAND	9.16%	8.20%	7.54%
TENNESSEE	2.89%	1.37%	5.02%
TEXAS (production branch closed January 2013)	1.12%	3.11%	5.18%
VIRGINIA	25.47%	21.93%	21.36%
	86.42%	70.59%	65.25%
Other States	13.58%	29.41%	34.75%
	100.00%	100.00%	100.00%

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

Our Strategy – Historical and Prospective

Our view of the financial services marketplace is that community banks must be effective in select market niches that are underserved and should stay clear of competing with large national competitors on a head-to-head basis for broad based consumer business. We started by organizing a de novo national bank in 1999. The focus of the Bank was and is serving the small and medium sized businesses and their associated professionals in the greater Washington, D.C. Metropolitan Area. We find that large national competitors are ineffective at addressing this market; it is difficult to distinguish where a business’s financial needs stop and the personal financial needs of that business’s professional’s start. We believe that emerging businesses and the finances of their owners are best served hand-in-hand.

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

The goal was and is to generate at least 80% of the Corporation’s net income from the core business of the Bank, with the rest of our consolidated net income to be generated from related fee income activities. During 2014, the Bank accounted for 87.8% of pretax earnings. We will consider entering other related fee income businesses that serve our target market as opportunities, market conditions, and our capacity dictate. See Note 17 to the consolidated financial statements for additional information on segment performance.

We expect to grow our Bank by continuing to hire and train our own skilled personnel. We provide a sound infrastructure that facilitates the success of businesses, their owners and key personnel, not only today but tomorrow and on into the ensuing decades. We will consider growth by careful acquisition; however, that is not our primary focus.

Lending Activities

The Bank’s lending activities involve commercial real estate loans both owner occupied and non-owner occupied, residential real estate loans, commercial loans, commercial and real estate construction loans, home equity loans, and consumer loans. These lending activities provide access to credit to small and medium sized businesses, professionals, and consumers in the greater Washington, D.C. Metropolitan Area. Loans originated by the Bank are classified as loans held for investment. The Mortgage Division originates residential mortgages and home equity loans that are held on average fifteen to forty-five days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration. In the past, when the Mortgage Division was a separate subsidiary of the Bank, the Bank would, in certain circumstances, purchase adjustable rate mortgage loans in the Bank’s market area directly from the Mortgage Corporation to supplement loan growth in the Bank’s portfolio.   The Bank did not retain any loans originated by the Mortgage Division for said purpose in 2014 but may retain loans in the future if management believes doing so would assist in achieving the Corporation’s strategic goals. Loans held in the Bank’s portfolio at December 31, 2014 resulting from the Mortgage Division’s inability to sell the loan to a third party totaled $3.6 million. Each of our principal loan types are described below.

At December 31, 2014 loans held for investment totaled $776.6 million compared to $687.1 million at year end 2013. The Bank continued to experience growth in all loan categories reflecting continued improvement in the local economic conditions.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan, in general, the Bank’s lending limit to any one borrower on loans that are not fully secured by readily marketable or other permissible collateral is equal to 15% of the Bank’s capital and surplus. Permissible collateral consists of: inventory, accounts receivable, general intangibles, equipment, real estate, marketable securities, cash, and vehicles. The Bank has established relationships with correspondent banks to participate in loans when loan amounts exceed the Bank’s legal lending limits or internal lending policies. At December 31, 2014 unsecured loans were comprised of $2.2 million in commercial loans and approximately $448 thousand in consumer loans and collectively equal approximately 0.4% of the loans held for investment portfolio.

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

The Bank does not currently hold any pay option adjustable rate mortgages, loans with teaser rates, subprime loans, Alt A loans or any other loans considered to be “high-risk loans” in its loans held for investment portfolio, and did not during 2014, 2013, or 2012. The Mortgage Division does not currently originate any subprime loans or Alt A loans, did not originate such loans in 2014, 2013, or 2012, and does not expect to offer these programs in the future.

Loan Portfolio – Loans Held for Investment.  The following outlines the composition of loans held for investment.

Commercial Real Estate Loans-Owner Occupied: Loans in this category represent 25.68% of our loan portfolio held for investment, as of December 31, 2014. This category represents loans supporting an owner occupied commercial property. Repayment is dependent upon the cash flows generated by operation of the commercial property. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans-Non-Owner Occupied: Also known as Commercial Real Estate Loans-Income Producing. Loans in this category represent 16.15% of our loan portfolio held for investment, as of December 31, 2014. This category includes loans secured by commercial property that is leased to third parties and loans to non-profit organizations such as churches and schools. Also included in this category are loans secured by farmland and multifamily properties. Repayment is dependent upon the cash flows generated from rents or by the non-profit organization. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties, generally extended to existing consumers of other Bank products, and represents 25.01% of the loan portfolio, as of December 31, 2014. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 18.03%; First Trust Mortgage Loans 73.75%; Loans Secured by a Junior Trust 8.22%.

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

Commercial Loans: Commercial Loans represent 27.08% of our loan portfolio held for investment as of December 31, 2014. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor’s(s’) ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 5.29% of our held for investment loan portfolio as of December 31, 2014. These loans generally fall into one of four circumstances: loans to construct owner occupied commercial buildings, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers, and loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal borrowers. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications, and time frames.

Consumer Loans: Consumer Loans make up approximately 0.79% of our loan portfolio as of December 31, 2014. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and Board of Directors: repayment source and capacity, collateral value, credit history, savings pattern, and stability.

Loans Held for Sale (“LHFS”). Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. In 2014, we originated $408 million of loans processed in this manner, down from $575 million in 2013. At December 31, 2014 loans held for sale totaled $45.0 million compared to $24.4 million at year end 2013. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. In 2014, we originated a total volume of $7.2 million in residential mortgage loans under this type of delivery method compared to $1.4 million in 2013. Brokered loans accounted for 2.0% of the total loan volume of the Mortgage Division at December 31, 2014 and 2013. The risks associated with this activity are limited to losses or claims arising from fraud.

Deposits

Deposits are the primary source of funding loan growth. At December 31, 2014 deposits totaled $755.4 million compared to $573.0 million at December 31, 2013.

Market Area

The Corporation, the Bank, the Mortgage Division, and ACM are headquartered in Fairfax County and primarily serve the Northern Virginia region and the Greater Washington, D.C. Metropolitan Area. We believe that the economic conditions in Fairfax County provide a reasonable proxy for economic conditions across our primary market, the greater Washington, D.C. Metropolitan Area. Fairfax County is a diverse and thriving urban county. Recent population figures of the county were reported at 1,130,924 making it the most populous jurisdiction in the Commonwealth of Virginia, with about 13.6% of Virginia's population. The proximity to Washington, D.C. and the influence of the federal government and its spending provides somewhat of a recession shelter for the area. In 2014, Virginia received the fourth largest amount of federal procurement dollars of all states and the District of Columbia. Fairfax County ranks the highest among the counties in Virginia receiving federal procurement money. The U.S. Census Bureau and the Fairfax County government provide the following information about current economic conditions and trends in Fairfax County.

The average price of all homes that sold in November 2014 increased 6.9% compared to the average sales price in November 2013. Home resale values in the Washington DC area continued to rise during 2014 as reported by Standard & Poor’s Case-Shiller Home Price Indices with the housing outlook for 2015 reported as stable to slightly better than 2014.

According to the Federal Reserve Board’s Fifth District – Richmond January 2015 report, Virginia’s economy improved according to the most recent data with strong employment growth and improved housing conditions. While 2013 had seen an increase in office vacancy rates, 2014 saw declines in the rates: from 14.9% in third quarter 2013 to 14.1% in third quarter 2014.

At December 31, 2014 and 2013, the Bank had approximately $125.4 million and $90.7 million, respectively in non-owner occupied income producing commercial real estate loans. The properties securing these loans are generally small office buildings and industrial properties located in our trade area with less than ten tenants. Income producing property loans are underwritten with personal and business guarantees that provide secondary sources of repayment and mitigate market risk factors.

The unemployment rate for Fairfax County was 3.5% in December 2014 compared to 4.8% for the state of Virginia and 5.4% for the nation. Median household income in Fairfax County was $110,292 compared to Virginia at $63,907.

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

Employees

At December 31, 2014 the Corporation had 220 employees, 114 of whom were employed by the Bank (excluding the Mortgage Division), 93 of whom were employed by the Mortgage Division, and 13 of whom were employed by the Wealth Management subsidiaries. None of the employees of the Corporation are subject to a collective bargaining agreement. Management considers employee relations to be good.

Supervision and Regulation

Set forth below is a brief description of the material laws and regulations that affect the Corporation. The description of these statutes and regulations is only a summary and is not a complete discussion or analysis. This discussion is qualified in its entirety by reference to the statutes and regulations summarized below. No assurance can be given that these statutes or regulations will not change in the future.

General. The financial crisis of 2008, the threat of collapse of numerous financial institutions, and other recent events led to the adoption of numerous new laws and regulations that apply to and focus on financial institutions. The most significant of these laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) which was adopted on July 21, 2010 and, in part, is intended to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

As a result of the Dodd-Frank Act and other regulatory reforms, the Corporation continues to experience a period of rapidly changing regulations. These regulatory changes could have a significant impact on how the Corporation conducts its business. The specific implications of these new laws and regulations cannot yet be fully predicted and will depend to a large extent on the specific regulations that are adopted in the coming months and years.

As a national bank, the Bank is subject to regulation, supervision, and regular examination by the Comptroller. The prior approval of the Comptroller or other appropriate bank regulatory authority is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (“CRA”) and fair housing initiatives, and the effectiveness of the subject organizations in combating money laundering activities. Each depositor’s account with the Bank is insured by the FDIC to the maximum amount permitted by law. The Bank is also subject to certain regulations promulgated by the Federal Reserve Board and applicable provisions of Virginia law, insofar as they do not conflict with or are not preempted by federal banking law.

The regulations of the FDIC, the Comptroller, and Federal Reserve Board govern most aspects of the Corporation’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings, and numerous other matters.

As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation’s business is particularly susceptible to changes in state and federal legislation and regulations, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

The Bank Holding Company Act. The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and is registered as such with, and subject to the supervision of, the Federal Reserve Board and the Federal Reserve Bank of Richmond. A bank holding company is required to obtain the approval of the Federal Reserve Board before making certain acquisitions or engaging in certain activities. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates.

Generally, a bank holding company is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, and before it may acquire ownership or control of the voting shares of any bank if, after giving effect to the acquisition, the bank holding company would own or control more than 5% of the voting shares of such bank. The Federal Reserve Board’s approval is also required for the merger or consolidation of bank holding companies.

The Corporation is required to file periodic reports with the Federal Reserve Board and provide any additional information as the Federal Reserve Board may require. The Federal Reserve Board also has the authority to examine the Corporation and the Bank, as well as any arrangements between the Corporation and the Bank, with the cost of any such examinations to be borne by the Corporation. The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates.

The Dodd-Frank Act.    The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including the Corporation and the Bank. Provisions of the Dodd-Frank Act that significantly affect the business of the Corporation and the Bank include the following:

•	Creation of a new agency, Consumer Financial Protection Bureau (“CFPB”), that has rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws.

•	Changes in standards for Federal preemption of state laws related to federally chartered institutions, such as the Bank, and their subsidiaries.

•	Permanent increase of deposit insurance coverage to $250 thousand and permission for depository institutions to pay interest on business checking accounts.

•	Changes in the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the Deposit Insurance Fund (“DIF’), and increases the floor of the size of the DIF.

•	Prohibition on banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (the “Volker Rule”).

•	Requires loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage”, subject to certain exceptions.

Many aspects of the Dodd-Frank Act remain subject to future rulemaking making it difficult to anticipate the overall financial impact on the Corporation, its subsidiaries, its customers or the financial industry more generally. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its common stock. As a bank holding company, the Corporation is a separate legal entity from the Bank. Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank. The amount of dividends that may be paid by the Bank depends upon the Bank’s net income and capital position and is limited by federal and state law, regulations, and policies. In addition to specific regulations governing the permissibility of dividends, the Federal Reserve Board and the Comptroller are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Corporation or the Bank, respectively, would be an unsafe and unsound banking practice. The Corporation began paying dividends in February 2006 and, as of March 11, 2015, meets all regulatory requirements to continue doing so. The Corporation paid dividends totaling $8.9 million in 2014 and January 2015, which includes a special, non-routine cash dividend of $0.35 per share discussed in more detail under “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Capital Requirements. The Federal Reserve Board, the Comptroller and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the “Basel III Final Rules”) that apply to banking organizations they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (“CET1”) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists principally of Tier 1 capital plus qualifying subordinated debt and preferred stock, and limited amounts of the allowance for loan losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans.

The Basel III Final Rules were effective on January 1, 2015, and the Basel III Final Rules capital conservation buffer (as described below) will be phased in from 2015 to 2019.

When fully phased in, the Basel III Final Rules require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets (the “CET1 Capital Ratio”) of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets (the “Tier 1 Capital Ratio”) of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets (the “Total Capital Ratio”) of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio (the “Leverage Ratio”) of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, and primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. These deductions from and adjustments to regulatory capital will generally be phased in beginning in 2015 through 2018. The Basel III Final Rules permanently includes in Tier 1 capital trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets, subject to a limit of 25% of Tier 1 capital.

The Basel III Final Rules also implement a “countercyclical capital buffer,” generally designed to absorb losses during periods of economic stress and to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. This buffer is a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

Prompt Corrective Action. The federal banking agencies have broad powers to take prompt corrective action to resolve problems of insured depositary institutions. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), there are five capital categories applicable to insured institutions, each with specific regulatory consequences. The extent of the agencies’ powers depends on whether the institution in question is “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”, as such terms are defined under uniform regulations issued by each of the federal banking agencies. If the appropriate federal banking agency determines that an insured institution is in an unsafe or unsound condition, it may reclassify the institution to a lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject the Corporation and the Bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a distribution would cause the Bank to become undercapitalized, it could not pay a dividend to the Corporation.

Deposit Insurance. The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate depends upon the institution's assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranges from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent – which requirement will be met by rules that will be proposed by the FDIC when the reserve ratio approaches 1.15 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. The FDIC has adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

Confidentiality and Required Disclosures of Financial Information. The Corporation is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain other regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

The Corporation is subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering, the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA Patriot Act provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Certain provisions of the USA PATRIOT Act impose the obligation to establish anti-money laundering programs. The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI. The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, and publicly releases information on designations of persons and organizations suspected of engaging in these activities. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds in a blocked account, file a suspicious activity report and notify the FBI.

Community Reinvestment Act.  The Bank is subject to the requirements of CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to three performance tests. These factors also are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. In October 2011, the Bank received a “satisfactory” CRA rating.

Federal Home Loan Bank (“FHLB”) of Atlanta. The Bank is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.5% of aggregate outstanding advances in addition to the membership stock requirement of 0.09% of the Bank’s total assets.

Consumer Protection. The Dodd-Frank Act created the CFPB, a federal regulatory agency that is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The Dodd-Frank Act gives the CFPB authority to supervise and regulate providers of consumer financial products and services, and establishes the CFPB’s power to act against unfair, deceptive or abusive practices, and gives the CFPB rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act and the Real Estate Settlement Procedures Act).

As a smaller institution (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Corporation by the Federal Reserve Board and to the Bank by the Comptroller. However, the CFPB may include its own examiners in regulatory examinations by a small institution’s prudential regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger bank holding companies, could influence how the Federal Reserve Board and Comptroller apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Corporation and the Bank cannot be determined with certainty.

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

The Mortgage Division’s mortgage origination activities are also subject to Regulation Z, which implements the Truth-in-Lending Act. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, a mortgage lender can originate “qualified mortgages”, which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Mortgage Division predominately originates mortgage loans that comply with Regulation Z’s “qualified mortgage” rules.

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

Incentive Compensation. The Federal Reserve Board, the Comptroller and the FDIC issued regulatory guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not “large, complex banking organizations.” The findings will be included in reports of examination and deficiencies will be incorporated into the organization's supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution. The SEC and the federal bank regulatory agencies proposed such regulations in March 2011. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Corporation may structure compensation for its executives only if the Corporation’s total consolidated assets exceed $1 billion. These proposed regulations incorporate the principles discussed in the Incentive Compensation Guidance. The comment period for these proposed regulations has closed, and a final rule has not yet been published.

Stress Testing. As required by the Dodd-Frank Act, the federal banking agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies and state chartered banks, with more than $10 billion in total consolidated assets. Although these requirements do not apply to institutions with $10 billion or less in total consolidated assets, the federal banking agencies, including the Comptroller, emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential impact of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Corporation and the Bank will be expected to consider the institution’s interest rate risk management, commercial real estate concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse market conditions or outcomes.

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the “Volcker Rule”). On December 10, 2013, the U.S. financial regulatory agencies (including the Federal Reserve Board, the FDIC, the Comptroller and the SEC) adopted final rules to implement the Volcker Rule. In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities (TruPS), effective July 21, 2015. However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule effective April 1, 2014 to exempt CDOs backed by TruPS from the final rule implementing the Volker Rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (c) the banking entity acquired the CDO investment on or before December 10, 2013. The Corporation currently does not have any CDO investments, and the Corporation believes that its financial condition will not be significantly impacted by the Volcker Rule, the final rule or the interim rule. Several portions of the Volcker Rule remain subject to regulatory rulemaking and legislative activity, including to further delay effectiveness of some provisions of the Volcker Rule. The Corporation does not expect that any delays in the effectiveness of a portion of the Volcker Rule will significantly affect the Corporation’s financial condition.

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

Changes in interest rates, particularly by the Board of Governors of the Federal Reserve Board, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans. In setting its policy, the Federal Reserve Board may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements. These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations. In addition, the Federal Reserve Board’s Federal Open Market Committee has stated that it expects to keep the federal funds target rate at 0% - 0.25% until economic and labor conditions (as indicated by the unemployment rate) improve. Even though such a continuance of accommodative monetary policy could allow the Corporation to continue to reprice fixed-rate deposits to lower rates, sustained low interest rates could put further pressure on the yields generated by the Corporation’s loan portfolio and on the Corporation’s net interest margin.

At December 31, 2014 approximately 62% of the loans held for investment were variable rate loans. A majority of these loans are based on the prime rate and will adjust upwards as the prime rate increases. While the variable rate structure on these loans reduces interest rate risk for the Bank, increases in rates may cause the borrower’s required payment to increase which, in turn, may increase the risk of payment default.

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

In addition to assessing the financial strength and cash flow characteristics of each of our borrowers, the Bank often secures loans with real estate collateral. At December 31, 2014, approximately 74% of our Bank’s loans held for investment have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our net income and capital could be adversely affected.

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

We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us. The amount of future losses, however, is susceptible to changes in borrowers’ circumstances and economic and other market conditions, including changes in interest rates and collateral values that are beyond our control, and these future losses may exceed our current estimates. Our allowance for loan losses at December 31, 2014 was $13.4 million. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or guarantee that our allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance and reduce our net income and capital.

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

We operate in a highly regulated industry, and both the Corporation and the Bank are subject to extensive regulation and supervision by the Federal Reserve Board, the Comptroller, and the FDIC. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth. Many of these regulations are intended to protect depositors and the FDIC’s DIF rather than our shareholders.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC and NASDAQ that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the cost of completing our audit and maintaining our internal controls. As a result, we have experienced and expect to continue to experience greater compliance costs.

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

A wide range of regulatory initiatives directed at the financial services industry has been proposed and/or implemented in recent years. One of those initiatives, the Dodd-Frank Act, was enacted in 2010 and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Corporation and the Bank.  Since its enactment, the Dodd-Frank Act has increased, and its continuing implementation is likely to continue to increase, the Corporation’s regulatory compliance burden and may have a material adverse effect on the Corporation by increasing the costs associated with regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on the Corporation’s and the Bank’s business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the Act creates the Consumer Financial Protection Bureau , a new financial consumer protection agency that has the authority to impose new regulations and include its examiners in routine regulatory examinations conducted by the Comptroller. The CFPB may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Corporation and the Bank.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service.  Although the CFPB generally has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation, the Bank and/or the Mortgage Division by virtue of the adoption of such policies and best practices by the Federal Reserve Board, Comptroller and FDIC.  The costs and limitations related to this additional regulatory agency and the limitations and restrictions that may be placed upon the Corporation with respect to its consumer product and service offerings have yet to be determined.  However, these costs, limitations and restrictions may produce significant, material effects on the Corporation’s business, financial condition and results of operations.

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

The capital adequacy and liquidity guidelines applicable to the Corporation and the Bank under the Basel III Final Rules began to be phased-in beginning in 2015. The Basel III Final Rules when fully phased-in will require the Corporation and the Bank to maintain substantially more capital as a result of higher required capital levels and more demanding regulatory capital risk-weightings and calculations. The changes to the standardized calculations of risk-weighted assets are complex and may create significant compliance burdens for the Corporation and the Bank. The Basel III Final Rules will require the Corporation and the Bank to substantially change the manner in which they collect and report information to calculate risk-weighted assets, and may increase risk-weighted assets as a result of applying higher risk-weightings to many types of loans and securities. As a result, the Corporation and the Bank may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, which may have a detrimental effect on the Corporation’s net income.

If the Corporation were to require additional capital as a result of the Basel III Final Rules, it could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders. Additionally, the Corporation could be forced to limit banking operations and activities, and growth of loan portfolios and interest income, to focus on retention of earnings to improve capital levels. Higher capital levels may also lower the Corporation’s return on equity.

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

Fannie Mae and Freddie Mac have reported past substantial losses and a need for substantial amounts of additional capital. Such losses were due to these entities’ business models being tied extensively to the U.S. housing market which severely contracted during the recent economic downturn. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac from the U.S. housing market contraction, Congress and the U.S. Treasury undertook a series of actions to stabilize these entities. The Federal Housing Finance Agency, or FHFA, was established in July 2008 pursuant to the Regulatory Reform Act in an effort to enhance regulatory oversight over Fannie Mae and Freddie Mac. FHFA placed Fannie Mae and Freddie Mac into federal conservatorship in September 2008. Both Fannie Mae and Freddie Mac have returned to profitability as a result of the housing market recovery, but their long-term financial viability is highly dependent on governmental support. If the governmental support is inadequate, these companies could fail to offer programs necessary to an active secondary market. In addition, future policies that change the relationship between Fannie Mae and Freddie Mac and the U.S. government, including those that result in their winding down, nationalization, privatization, or elimination may have broad adverse implications for the residential mortgage market, the mortgage-backed securities market and the Mortgage Division’s business, operations and financial condition. If this were to occur, the Mortgage Division’s ability to sell mortgage loans readily could be hampered, and the profitability of the Bank could be significantly reduced.

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

Our net income, capital, and reputation may be adversely affected if our efforts to protect or authenticate customers’ information or customers’ transactions fails.

Identity theft and data breaches are on the rise. To date, our losses have been immaterial due in part to our client awareness program, systems and controls. While we regularly review activity and adopt new practices when warranted to control exposure, we have no way of predicting when a compromise may occur and the magnitude or liability arising from such a compromise. In particular, the occurrence of identity theft or data breaches could expose the Corporation to risks of data loss or data misuse, could damage the Corporation’s reputation and result in the loss of customers and business, could subject the Corporation to additional regulatory scrutiny or could expose the Corporation to civil litigation, possible financial liability and costly remedial measures. Any of these occurrences could have a material adverse effect on the Corporation’s financial condition and results of operations.

An economic downturn may adversely affect our operating results and financial condition because our small to medium sized business target market may have fewer financial resources to weather an economic downturn.

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and, therefore, may be more vulnerable in an economic downturn. If general economic conditions negatively impact this economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected. In addition, the success of a small or medium sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse effect on the business and its ability to repay a loan.

Negative public opinion could damage our reputation and the strength of our Access National brand and adversely impact our business, client relationships and net income.

Reputation risk, or the risk to our businesses’ (including our primary commercial banking business and secondary mortgage lending business) net income and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees or our access to the capital markets and can expose us to litigation and regulatory action.

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

In response to the financial crises beginning in 2008 that affected the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government put in place laws, regulations, and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual long-term impact that such laws, regulations, and programs will have on the financial markets.

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

The Corporation’s success depends significantly on the general economic conditions in the markets in which it operates. The economy of our primary market, the greater Washington, D.C. Metropolitan Area is significantly affected by federal government spending. In particular, Fairfax County, Virginia receives more federal procurement dollars than any other county in Virginia. More broadly, in 2014 the Commonwealth of Virginia ranked fourth among states that benefit from federal procurement. Some of our customers may be particularly sensitive to the level of federal government spending, which is affected by many factors, including macroeconomic conditions, administrative and congressional priorities and the ability of the federal government to enact relevant appropriations bills and other legislation. Any of these or other factors could result in future cuts in, or uncertainty with respect to, federal spending, which could have a severe negative impact on individuals and businesses in our primary market areas. Any related increase in unemployment rates or reduction in business development activities in the greater Washington, D.C. Metropolitan Area could lead to increases in loan delinquencies, problem assets and foreclosures and reductions in loan collateral values, as well as other adverse implications that we cannot predict, all of which could have a material adverse effect on our financial performance and financial condition.

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

As of December 31, 2014, our chairman of the board, executive officers and directors and one other principal shareholder collectively beneficially owned approximately 36.3% of the outstanding shares of our common stock. Our executive officers and directors collectively beneficially owned approximately 31.0% of our common stock and one other individual shareholder has declared beneficial ownership of an additional 5.3% of our common stock. This concentration of ownership may allow our directors, acting in their role as substantial shareholders, to exert a major influence over the election of their nominees as directors, especially if voting together with our officers and other significant shareholders. Our directors, officers, and major shareholders could exercise similar influence over other corporate actions that require a shareholder vote, including change in control transactions.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Bank leases offices that are used in the normal course of business. The principal executive office of the Corporation, Bank, Access Real Estate, ACM and Mortgage Division is owned by Access Real Estate, a subsidiary of the Bank, and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank leases offices in Chantilly, Tysons , Leesburg, and Manassas, Virginia. The Mortgage Division leases offices in Fairfax, McLean, and Reston in Virginia as well as Hagerstown, Maryland. The Mortgage Division also leases offices in Indiana, Georgia, Tennessee and Florida. All of the Mortgage Division’s leases are month to month leases and can be terminated with thirty days notice. Access Real Estate owns an undeveloped commercial lot in Fredericksburg that was purchased for future expansion of the Bank. During the third quarter 2014, management decided to sell the land in Fredericksburg and listed the property for sale. The land was transferred from premises and equipment to other assets, at which time the carrying value of the land was written down to its appraised value less costs to sell. See Note 4 for further information regarding this transaction.

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

	2014			2013
	High	Low	Dividends	High	Low	Dividends

First Quarter	$17.62	$14.10	$0.11	$18.07	$13.22	$0.09
Second Quarter	17.26	13.38	0.12	16.36	10.90	0.10
Third Quarter	17.00	14.82	0.13	16.16	12.95	0.11
Fourth Quarter	$18.15	$16.17	$0.14	$16.57	$13.80	$0.81

As of March 9, 2015, the Corporation had 10,472,419 outstanding shares of Common Stock, par value $0.835 per share, held by approximately 421 registered shareholders of record and the price for the Corporation’s common stock on the NASDAQ Global Market was $18.54. Included in the above shares numbers are 24,017 shares of unregistered, restricted stock issued on January 31, 2014.

The Corporation paid its thirty-seventh consecutive quarterly cash dividend on February 25, 2015 to shareholders of record as of February 5, 2015. Payment of dividends is at the discretion of the Corporation’s Board of Directors, and is also subject to various federal and state regulatory limitations. Future dividends are dependent upon the overall performance and capital requirements of the Corporation. See “Item 1 - Business - Supervision and Regulation - Dividends" for a discussion of regulatory requirements related to dividends.

In addition to the ordinary quarterly dividends paid in 2014, on December 19, 2014, the Corporation declared a special non-routine cash dividend of $0.35 per share to shareholders of record as of December 30, 2014, which was paid on January 16, 2015.

The Corporation’s dividend strategy is to pay routine quarterly dividends equal to 40% to 50% of core earnings, provided a minimum tangible common equity ratio of 8.00% is maintained. Special dividends are excluded from this target. Special dividends may be considered when the tangible common equity to asset ratio exceeds 10.50%.

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2014

The following table details the Corporation’s purchases of its common stock during the fourth quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the Share Repurchase Program was increased from 2,500,000 to 3,500,000 shares. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

October 1 - October 31, 2014	-	$-	-	768,781
November 1 - November 30, 2014	-	-	-	768,781
December 1 - December 31, 2014	-	-	-	768,781
	-	$-	-	768,781

Stock Performance

The following graph compares the Corporation’s cumulative total shareholder return on its common stock for the five year period ended December 31, 2014 with the cumulative return of a broad equity market index and the Standard & Poor’s 500 Index (“S&P 500 Index”). This presentation assumes $100 was invested in shares of the Corporation and each of the indices on December 31, 2009, and that dividends, if any, were immediately reinvested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals from December 31, 2009 through December 31, 2014.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Access National Corporation	100.00	110.21	152.62	241.50	298.80	356.33
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
SNL Bank Index	100.00	112.05	86.78	117.11	160.79	179.74

ITEM 6 – SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements for the five years ended December 31, 2014. This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

	Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands, Except for Share and Per Share Data)
Income Statement Data:
Net interest income	$35,228	$32,164	$31,551	$28,117	$25,029
Provision for loan losses	-	675	1,515	1,149	2,816
Noninterest income	19,300	28,150	54,794	36,429	34,660
Noninterest expense	33,018	39,198	56,399	45,722	44,771
Income taxes	7,585	7,234	10,708	6,287	4,526
Net Income	$13,925	$13,207	$17,723	$11,388	$7,576

Per Share Data:
Earnings per share
Basic	1.33	1.28	1.73	1.11	0.72
Diluted	1.33	1.27	1.71	1.10	0.72
Cash dividends paid (1)	0.50	1.11	0.95	0.13	0.04
Book value at period end	9.45	8.79	8.85	8.13	6.96

Balance Sheet Data:
Total assets	$1,052,880	$847,182	$863,914	$809,758	$831,824
Loans held for sale	45,026	24,353	111,542	95,126	82,244
Loans held for investment	776,603	687,055	616,978	569,400	491,529
Total investment securities	139,389	92,829	80,711	85,824	124,307
Total deposits	755,443	572,972	671,496	645,013	627,848
Shareholders' equity	$98,904	$91,134	$91,267	$82,815	$72,193
Average shares outstanding, basic	10,424,067	10,319,802	10,253,656	10,277,801	10,503,383
Average shares outstanding, diluted	10,466,841	10,403,155	10,363,267	10,344,325	10,525,258

Performance Ratios:
Return on average assets	1.45%	1.55%	2.15%	1.50%	0.98%
Return on average equity	14.47%	14.00%	19.68%	14.80%	10.85%
Net interest margin (2)	3.80%	3.85%	3.94%	3.82%	3.41%

Efficiency Ratios:
Access National Bank	48.96%	49.50%	51.71%	52.92%	59.02%
Access National Mortgage Division	67.57%	79.79%	70.19%	80.78%	84.72%
Access National Corporation	60.55%	64.99%	65.32%	70.84%	75.01%

Asset Quality Ratios:
Allowance to period end loans	1.73%	1.91%	2.03%	2.06%	2.14%
Allowance to non-performing loans	826.08%	518.19%	455.71%	175.12%	122.96%
Net charge-offs to average loans	-0.04%	0.01%	0.13%	0.01%	0.30%

(1) Cash dividends paid does not include the $0.35 special dividend declared but unpaid at December 31, 2014.

(2) Net interest income divided by total average earning assets.

Table continued on next page

ITEM 6 – SELECTED FINANCIAL DATA continued

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands, Except for Share and Per Share Data)
Average Balance Sheet Data:
Total assets	$958,067	$854,572	$826,233	$758,994	$772,600
Investment securities	128,446	97,260	105,520	105,042	107,940
Loans held for sale	31,288	42,667	78,543	51,774	63,868
Loans held for investment	721,863	648,744	583,724	520,062	475,726
Allowance for loan losses	13,221	12,924	11,994	11,123	9,485
Total deposits	715,385	678,531	672,693	565,450	572,139
Junior subordinated debentures	-	3,135	6,186	6,186	6,186
Total shareholders' equity	96,227	94,352	90,047	76,969	69,827

Capital Ratios:
Tier 1 risk-based capital	11.16%	12.05%	14.10%	14.33%	14.25%
Total risk-based capital	12.41%	13.30%	15.35%	15.59%	15.51%
Leverage capital ratio	9.70%	10.93%	11.50%	10.78%	9.56%
Tangible common equity ratio	9.25%	10.76%	10.56%	10.23%	8.68%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the Corporation and its subsidiaries financial condition at December 31, 2014 and 2013 and the results of operations for the years ended December 31, 2014, 2013, and 2012. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; stagnation or continued deterioration in general business and economic conditions and in the financial markets; the impact of any policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the Federal Reserve Board; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Item 1A – Risk Factors” herein.

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

Other Than Temporary Impairment of Investment Securities

Securities in the Bank’s investment portfolio are classified as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. The estimated fair value of the available-for-sale portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At December 31, 2014 there were no securities in the securities portfolio with other than temporary impairment.

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

Executive Summary

The Corporation completed its fifteenth year of operation and recorded net income of $13.9 million or $1.33 per diluted common share in 2014 compared to $13.2 million or $1.27 per diluted common share and $17.7 million or $1.71 per diluted common share in 2013 and 2012, respectively. The increase in net interest income before provision over last year of $3.1 million reflects the continued growth in the loans held for investment portfolio and the investment securities portfolio as well as the continued environment of low cost funding sources. The continued decrease in loan origination volumes in the Mortgage Division, from $575 million in 2013 to $408 million in 2014, led to lower gain on sale of loans, from $20.2 million in 2013 to $15.1 million in 2014. Also adding to the decreased income in the Mortgage Division when comparing 2014 to 2013 were the losses recognized on hedging activities as well as the fair value marks, from a gain of $2.9 million in 2013 to a loss of $690 thousand in 2014. These decreases were positively impacted by a $3.25 million pretax release of reserves on mortgage loans held for sale. When comparing 2013 to 2012, the decrease in net income was due mainly to reduced loan origination volumes in the Mortgage Division, from $1.1 billion in 2012 to $575 million in 2013, a volume decrease of 49%. To counteract the decrease in loan origination volumes during 2013, the Mortgage Division was able to reduce its overheard by 49%, from total operating expenses of $38.6 million in 2012 to $19.8 million in 2013.

At December 31, 2014, assets totaled $1.05 billion compared to $847.2 million at December 31, 2013, an overall increase of $205.7 million. An increase in loans held for investment of $89.5 million, a $30.9 million increase in interest-bearing balances, a $46.6 million growth in investment securities, a growth in loans held for sale of $20.7 million, and a $17.6 million increase in other assets due mainly to a $15.0 million BOLI purchase accounted for the majority of this increase. The fourth quarter of 2014 reflected loan growth in all categories of the loans held for investment portfolio with the exception of consumer loans. The largest dollar growth occurred in the commercial loan portfolio due in part to our focus on small to medium sized businesses and providing credit facilities in conjunction with the U.S. Small Business Administration’s (“SBA”) guaranteed loan program. The SBA lending activity is an important component of our focus on small businesses and expanding our core business relationships.

Investment securities totaled $139.4 million at December 31, 2014 compared to $92.8 million at December 31, 2013 as the Corporation continues to build its portfolio judiciously in a manner that is consistent with the Corporation’s planned liquidity and asset management goals.

Deposits totaled $755.4 million at December 31, 2014 compared to $573.0 million at December 31, 2013. The $182.4 million increase was due mainly to increases in Certificate of Deposit Account Registry Service (CDARS) deposits totaling $100.6 million, demand deposits of $63.0 million, and interest-bearing demand deposits of $30.9 million. Management continues to focus on expanding business banking relationships as evidenced by the 33.2% annual growth in demand deposits.

Non-performing assets (“NPA”) totaled approximately $1.6 million or 0.15% of total assets at December 31, 2014, down from $2.5 million or 0.30% of total assets at December 31, 2013. NPAs are comprised of non-accrual loans solely at December 31, 2014, and 2013, as the Bank did not have any other real estate owned. Included in non-accrual loans at December 31, 2014 is a restructured loan to one borrower which consisted of a commercial loan totaling $698 thousand. The allowance for loan losses totaled $13.4 million or 1.7% of total loans held for investment as of December 31, 2014, compared to $13.1 million or 1.9% at December 31, 2013.

During 2014, ARE transferred an undeveloped commercial lot in Fredericksburg, that was originally purchased for possible banking center expansion to other real estate owned when management decided to market the land for sale. The land, originally purchased for $1.2 million was written down to its appraised value less costs to sell and is included in other assets at $500 thousand.

The economy continues to show signs of improvement with unemployment rates declining, and we are beginning to see price appreciation in the local residential real estate market. Notwithstanding the foregoing, there is no guarantee that these positive trends will continue. Although we believe that the credit quality of our primary business and professional customers has stabilized and has begun to improve, we will continue to focus on improving the credit quality of our loan portfolio and reducing non-performing assets. The Corporation is optimistic going into 2015 with a strong capital base and being positioned for continued growth.

RESULTS OF OPERATIONS

Net income for 2014 totaled $13.9 million, or $1.33 per diluted common share compared to $13.2 million or $1.27 per diluted common share in 2013. Net income in 2014 was favorably impacted by an increase in interest income, a decrease in interest expense, a decrease in the provision for loan losses, and a decrease in total noninterest expense. The decrease in noninterest expense includes the nonrecurring pretax release of $3.25 million in reserves on mortgage loans held for sale which was offset by the nonrecurring pretax impairment charge of $707 thousand recorded on the ARE land transferred to other real estate owned. During 2014 average loans held for investment increased $73.1 million and average loans held for sale decreased $11.4 million when comparing to 2013.

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

Net Interest Income

Net interest income is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, yields on earning assets and interest rate fluctuations. Net interest income totaled $35.2 million in 2014, up from $32.2 million in 2013. Average noninterest-bearing deposits increased $45.4 million in 2014. Net interest margin was 3.80% in 2014 and 3.85% in 2013, with the decrease primarily due to the weighted average rate earned on interest-earning assets decreasing 14 basis points to 4.15% in 2014 from 4.29% in 2013.

During 2014, total average earning assets increased by $91.7 million or 11.0%. Average securities increased $31.3 million or 31.7% and average loans held for investment increased by $73.1 million, or 11.3%. These increases were offset by a decrease in the average loans held for sale balance of $11.4 million, or 26.7%, and a decrease of $1.3 million, or 2.8%, in average interest-bearing balances and fed funds sold. On the funding side total average interest-bearing deposits and borrowings increased by $56.3 million or 10.1%.

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
	December 31, 2014			December 31, 2013			December 31, 2012
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$129,755	$2,697	2.08%	$98,501	$1,928	1.96%	$105,378	$2,266	2.15%
Loans held for sale	31,288	1,297	4.15%	42,667	1,505	3.53%	78,543	2,953	3.76%
Loans(1)	721,863	34,405	4.77%	648,744	32,336	4.98%	583,724	31,418	5.38%
Interest-bearing balances and federal funds sold	44,939	102	0.23%	46,217	107	0.23%	33,272	79	0.24%
Total interest earning assets	927,845	38,501	4.15%	836,129	35,876	4.29%	800,917	36,716	4.58%
Noninterest earning assets:
Cash and due from banks	8,925			9,852			11,848
Premises, land and equipment	7,995			8,480			8,548
Other assets	26,523			13,035			16,914
Less: allowance for loan losses	(13,221)			(12,924)			(11,994)
Total noninterest earning assets	30,222			18,443			25,316
Total Assets	$958,067			$854,572			$826,233

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$114,853	$256	0.22%	$75,706	$148	0.20%	$63,203	$171	0.27%
Money market deposit accounts	115,192	232	0.20%	120,307	282	0.23%	119,621	484	0.40%
Savings accounts	3,884	14	0.36%	2,483	5	0.20%	2,587	4	0.15%
Time deposits	243,338	2,479	1.02%	287,364	3,051	1.06%	340,935	3,870	1.14%
Total interest-bearing deposits	477,267	2,981	0.62%	485,860	3,486	0.72%	526,346	4,529	0.86%
Borrowings:
FHLB Advances	115,471	271	0.23%	43,077	97	0.23%	11,141	65	0.58%
Securities sold under agreements to repurchase and federal funds purchased	21,129	21	0.10%	25,524	26	0.10%	26,744	38	0.14%
FHLB Long-term borrowings	-	-	0.00%	-	-	0.00%	3,015	212	7.03%
FDIC Term Note	-	-	0.00%	-	-	0.00%	3,607	98	2.72%
Subordinated Debentures	-	-	0.00%	3,135	103	3.29%	6,186	223	3.60%
Total borrowings	136,600	292	0.21%	71,736	226	0.32%	50,693	636	1.25%
Total interest-bearing deposits and borrowings	613,867	3,273	0.53%	557,596	3,712	0.67%	577,039	5,165	0.90%
Noninterest-bearing liabilities:
Demand deposits	238,118			192,671			146,347
Other liabilities	9,855			9,953			12,800
Total liabilities	861,840			760,220			736,186
Shareholders' Equity	96,227			94,352			90,047
Total Liabilities and Shareholders' Equity:	$958,067			$854,572			$826,233

Interest Spread(2)			3.62%			3.63%			3.69%

Net Interest Margin(3)		$35,228	3.80%		$32,164	3.85%		$31,551	3.94%

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

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31:

	Years Ended December 31,
	2014 compared to 2013			2013 compared to 2012			2012 compared to 2011
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$769	$643	$126	$(338)	$(142)	$(196)	$50	$(12)	$62
Loans	1,861	2,952	(1,091)	(530)	1,475	(2,005)	1,563	4,880	(3,317)
Interest-bearing deposits	(5)	(3)	(2)	28	30	(2)	(64)	(60)	(4)

Total increase (decrease) in interest income	2,625	3,592	(967)	(840)	1,363	(2,203)	1,549	4,808	(3,259)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	108	85	23	(23)	30	(53)	(56)	57	(113)
Money market deposit accounts	(50)	(12)	(38)	(202)	3	(205)	(144)	45	(189)
Savings accounts	9	4	5	1	-	1	(2)	(1)	(1)
Time deposits	(572)	(452)	(120)	(819)	(580)	(239)	(473)	501	(974)
Total interest-bearing deposits	(505)	(375)	(130)	(1,043)	(547)	(496)	(675)	602	(1,277)
FHLB Advances	174	170	4	32	92	(60)	23	15	8
Securities sold under agreements to repurchase	(5)	(4)	(1)	(12)	(2)	(10)	(29)	(16)	(13)
Other short-term borrowings	-	-	-	-	-	-	(114)	(57)	(57)
Long-term borrowings	-	-	-	(212)	(106)	(106)	(7)	(150)	143
FDIC Term note	-	-	-	(98)	(49)	(49)	(1,093)	(806)	(287)
Trust preferred	(103)	(52)	(51)	(120)	(102)	(18)	10	-	10

Total (decrease) increase in interest expense	(439)	(261)	(178)	(1,453)	(714)	(739)	(1,885)	(412)	(1,473)

Increase in net interest income	$3,064	$3,853	$(789)	$613	$2,077	$(1,464)	$3,434	$5,220	$(1,786)

Provision for Loan Losses

In 2014, there was no provision for loan losses charged to operating expense compared to $675 thousand in 2013 and $1.5 million in 2012. The decrease in the provision for loan losses reflects the improved credit quality of the loan portfolio and the decrease in nonperforming assets. The amount of the provision is determined by management to restore the allowance for loan losses to a level believed to be adequate to absorb inherent losses in the loan portfolio based on evaluations as of December 31, 2014.

Noninterest Income

Noninterest income consists of revenue generated from gains on sale of loans, service fees on deposit accounts, and other charges and fees. The Mortgage Division provides the most significant contributions towards noninterest income and is subject to wide fluctuations due to the general interest rate environment and economic conditions. Total noninterest income was $19.3 million in 2014 compared to $28.2 million in 2013. Gains on the sale of loans originated by the Mortgage Division totaled $15.1 million in 2014 compared to $21.1 million in 2013 due mainly to the mortgage loan volume decrease in 2014, to $408 million from $575 million in 2013. Adding to this decrease in revenue were the losses recognized on hedging activities as well as the fair value marks associated with the origination of mortgage loans held for sale. In 2014, the Mortgage Division recorded a loss of $690 thousand compared to a gain of $2.9 million in 2013 reducing other income by $3.6 million when comparing 2014 to 2013.

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

Noninterest Expense

Noninterest expense totaled $33.0 million in 2014 compared to $39.2 million in 2013. Compensation and employee benefits, the largest component of noninterest expense, totaled $22.7 million in 2014 compared to $25.3 million in 2013, a decrease of $2.6 million or 10.4% due mainly to the decreased variable compensation paid in the Mortgage Division as a direct result of the decreased mortgage volumes between 2014 and 2013. Other operating expense totaled $7.5 million in 2014, down from $11.3 million for the year ended December 31, 2013, a decrease of $3.8 million, or 33.4%. A further breakdown of other operating expenses is provided for in Note 15 of the consolidated financial statements.

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

Income Taxes

Income tax expense totaled $7.6 million in 2014 compared to $7.2 million in 2013 and $10.7 million in 2012, an increase of $400 thousand and a decrease of $3.5 million, respectively. The increase in taxes between 2014 and 2013 was due to the increase of $1.1 million in pre-tax earnings for those years while the decrease in taxes between 2013 and 2012 was due to the decrease of $8.0 million in pre-tax earnings for those years. Note 7 to the consolidated financial statements shows the components of federal income tax.

Quarterly Results (unaudited)

The following is a summary of the results of operations for each quarter of 2014 and 2013.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except for Per Share Data)

2014
Total interest income	$8,945	$9,502	$9,915	$10,139	$38,501
Total interest expense	804	839	831	799	3,273
Net interest income	8,141	8,663	9,084	9,340	35,228
Net interest income after provision for loan losses	8,141	8,663	9,084	9,340	35,228
Total noninterest income	3,256	5,316	5,213	5,515	19,300
Total noninterest expense	7,657	9,218	6,683	9,460	33,018
Income tax expense	1,326	1,697	2,682	1,880	7,585
Net income	$2,414	$3,064	$4,932	$3,515	$13,925

Earnings Per Share:
Basic	$0.23	$0.29	$0.47	$0.34	$1.33
Diluted	$0.23	$0.29	$0.47	$0.34	$1.33

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except for Per Share Data)

2013
Total interest income	$9,156	$9,086	$8,741	$8,893	$35,876
Total interest expense	1,067	1,034	830	781	3,712
Net interest income	8,089	8,052	7,911	8,112	32,164
Provision for loan losses	225	-	450	-	675
Net interest income after provision for loan losses	7,864	8,052	7,461	8,112	31,489
Total noninterest income	10,844	8,023	5,079	4,204	28,150
Total noninterest expense	12,655	10,533	8,637	7,373	39,198
Income tax expense	2,369	2,018	1,098	1,749	7,234
Net income	$3,684	$3,524	$2,805	$3,194	$13,207

Earnings Per Share:
Basic	$0.36	$0.34	$0.27	$0.31	$1.28
Diluted	$0.35	$0.34	$0.27	$0.31	$1.27

FINANCIAL CONDITION

Summary

Total assets at December 31, 2014 were $1.05 billion compared to $847.2 million at December 31, 2013, an increase of $205.7 million. An increase in loans held for investment of $89.5 million, a $30.9 million increase in interest-bearing balances, a $46.6 million growth in investment securities, a growth in loans held for sale of $20.7 million, and a $17.6 million increase in other assets due mainly to a $15.0 million BOLI purchase accounted for the majority of this increase.

The following discussions by major categories explain the changes in financial condition.

Cash and Due From Banks

Cash and due from banks represents cash and noninterest-bearing balances at other banks and cash letters in process of collection at the Federal Reserve Bank. At December 31, 2014 cash and due from banks totaled $9.8 million compared to $8.1 million at December 31, 2013. The balance fluctuates depending on the volume of cash letters in process of collection at the Federal Reserve Bank.

Interest-Bearing Deposits in Other Banks and Federal Funds Sold

At December 31, 2014 interest-bearing balances in other banks totaled $46.2 million compared to $15.3 million at December 31, 2013. These balances are maintained at the FRB and the FHLB of Atlanta and provide liquidity for managing daily cash inflows and outflows from deposits and loans. The increase in interest-bearing deposits and federal funds sold was due to an increased reserve requirement at The Federal Reserve Bank.

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

At December 31, 2014, securities totaled $139.4 million compared to $92.8 million at December 31, 2013, an increase of $46.6 million. The increase is in response to management’s planned liquidity and asset management goals. The securities portfolio at December 31, 2014 is comprised of $125.1 million in securities classified as available-for-sale and $14.3 million in securities classified as held-to-maturity. Securities classified as available-for-sale are carried at fair market value. Unrealized gains and losses are recorded directly to a separate component of shareholders' equity. Held-to-maturity securities are carried at cost or amortized cost.

The following tables present the types, amounts and maturity distribution of the investment securities portfolio.

	Maturity Schedule of Investment Securities
	Year Ended December 31, 2014
			After One Year		After Five Years		After Ten Years
	Within		But Within		But Within		and
	One Year		Five Years		Ten Years		Over		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
Investment securities available-for-sale (1)
US Government Agency	$-	-	$-	-	$18,525	1.91%	$-	0.00%	$18,525	1.91%
Mortgage backed	-	-	-	-	6,481	1.93%	63,217	1.89%	$69,698	1.89%
Corporate bonds	2,023	3.13%	11,349	2.09%	-	-	-	-	$13,372	2.25%
Asset Backed Securities	-	-	-	-	6,199	1.82%	11,784	1.36%	$17,983	1.52%
Municipals	-	-	-	-	413	2.98%	3,652	4.02%	$4,065	3.92%
	$2,023	3.13%	$11,349	2.09%	$31,618	1.91%	$78,653	1.91%	$123,643	1.95%

Investment securities Held-to-maturity
US Government Agency	$-	-	$5,000	1.75%	$-	-	$4,985	3.02%	$9,985	2.38%
Municipals	-	-	-	-	428	3.03%	3,896	3.72%	4,324	3.65%
	$-	-	$5,000	1.75%	$428	3.03%	$8,881	3.33%	$14,309	2.77%

(1) Excludes FRB Stock, and FHLB Stock, and CRA Mutual Fund

Loans

Loans held for investment totaled $776.6 million at December 31, 2014 compared to $687.1 million at December 31, 2013. During 2014, loan demand increased over 2013 as local economic conditions improved. Commercial real estate – non-owner occupied loans increased $34.8 million from year end 2013 while commercial loans increased $28.1 million during 2014.

The Bank concentrates on providing banking services to small and medium sized businesses and professionals in our market area. As of December 31, 2014 we did not have any exposure to builders or developers in our commercial real estate portfolio. Our loan officers maintain a professional relationship with our clients and are responsive to their financial needs. They are directly involved in the community, and it is this involvement and commitment that leads to referrals and continued growth. The composition and growth of our loan portfolio reflects our success in deployment of this strategy.

Loans held for sale totaled $45.0 million at December 31, 2014 compared to $24.4 million at December 31, 2013, an increase of $20.6 million. The level of loans held for sale fluctuates with the volume of loans originated during the month and the timing of loans purchased by investors. Loan origination volume including brokered loans totaled $408.3 million in 2014 compared to $575.0 million in 2013 due primarily to a decrease in re-financing activity as loan interest rates rose in the second quarter of 2013.

The following tables present the major classifications and maturity distribution of loans held for investment at December 31:

	Composition of Loan Portfolio
	Year Ended December 31,
	2014		2013		2012		2011		2010
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$199,442	25.68%	$196,804	28.65%	$182,655	29.60%	$171,599	30.14%	$137,169	27.91%
Commercial real estate - non-owner occupied	125,442	16.15	90,676	13.20	107,213	17.38	104,976	18.44	80,830	16.44
Residential real estate	194,213	25.01	173,639	25.27	144,521	23.43	128,485	22.56	137,752	28.02
Commercial	210,278	27.08	182,220	26.52	149,389	24.21	131,816	23.15	94,798	19.29
Real estate construction	41,080	5.29	38,842	5.65	30,038	4.87	29,705	5.22	38,093	7.75
Consumer	6,148	0.79	4,874	0.71	3,162	0.51	2,819	0.49	2,887	0.59
Total loans	$776,603	100.00%	$687,055	100.00%	$616,978	100.00%	$569,400	100.00%	$491,529	100.00%

	Loan Maturity Distribution
	Year Ended December 31, 2014
	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
	(In Thousands)
Commercial real estate - owner occupied	$2,990	$6,807	$43,354	$146,291	$199,442
Commercial real estate - non-owner occupied	9,036	5,891	47,564	62,951	125,442
Residential real estate	5,727	17,836	44,096	126,554	194,213
Commercial	9,296	68,533	67,701	64,748	210,278
Real estate construction	11,475	12,552	10,282	6,771	41,080
Consumer and other	275	659	2,379	2,835	6,148
Total	$38,799	$112,278	$215,376	$410,150	$776,603

Loans with fixed interest rates	$11,029	$26,814	$119,828	$157,399	$315,070
Loans with floating interest rates	27,770	85,464	95,548	252,751	461,533
Total	$38,799	$112,278	$215,376	$410,150	$776,603

Allowance for Loan Losses

The allowance for loan losses totaled $13.4 million at December 31, 2014 compared to $13.1 million at year end 2013. The allowance for loan losses was equivalent to 1.7% of total loans held for investment at December 31, 2014 and 1.9% at December 31, 2013. Adequacy of the allowance is assessed and increased as determined necessary by management by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

The following tables present an analysis of the allowance for loan losses for the periods indicated.

	Allowance for Loan Losses
	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Balance, beginning of year	$13,136	$12,500	$11,738	$10,527	$9,127

Provision for loan losses	-	675	1,515	1,149	2,816

Charge-offs:
Commercial real estate - owner occupied	-	-	429	344	624
Commercial real estate - non-owner occupied	-	-	103	-	-
Residential real estate	21	97	790	596	875
Commercial	22	444	808	292	501
Real estate construction	-	-	-	-	48
Consumer	-	-	35	-	-
Total charge-offs	43	541	2,165	1,232	2,048
Recoveries:
Commercial real estate - owner occupied	-	-	-	405	20
Commercial real estate - non-owner occupied	-	199	416	234	89
Residential real estate	213	111	410	89	38
Commercial	93	179	566	536	385
Real estate construction	-	-	-	30	99
Consumer	-	13	20	-	1
Total recoveries	306	502	1,412	1,294	632
Net (charge-offs) recoveries	263	(39)	(753)	62	(1,416)

Balance, end of year	$13,399	$13,136	$12,500	$11,738	$10,527

Ratio of net charge-offs during the period to average loans outstanding during the period	-0.04%	0.01%	0.13%	-0.01%	0.30%

	Allocation of the Allowance for Loan Losses
	Year Ended December 31,
	2014	Percentage of total	2013	Percentage of total	2012	Percentage of total	2011	Percentage of total	2010	Percentage of total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$3,229	24.10%	$3,763	28.65%	$3,701	29.61%	$3,634	30.96%	$3,134	29.77%
Commercial real estate - non-owner occupied	1,894	14.14	1,734	13.20	2,173	17.39	1,747	14.88	2,173	20.64
Residential real estate	3,308	24.69	3,320	25.27	2,924	23.39	2,874	24.48	2,930	27.83
Commercial	4,284	31.97	3,484	26.52	3,028	24.22	3,021	25.74	1,509	14.33
Real estate construction	596	4.45	743	5.66	610	4.88	423	3.60	758	7.20
Consumer	88	0.65	92	0.70	64	0.51	39	0.34	23	0.23
Total	$13,399	100.00%	$13,136	100.00%	$12,500	100.00%	$11,738	100.00%	$10,527	100.00%

Non-performing Assets And Loans Past Due

The following table presents information with respect to non-performing assets and 90 day delinquencies as of the dates indicated.

	Non-performing Assets and Accruing Loans Past Due 90 Days or More
	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
Non-accrual loans:
Commercial real estate - owner occupied	$-	$-	$-	$2,694	$6,345
Commercial real estate - non-owner occupied	-	-	-	321	367
Residential real estate	129	871	922	2,249	949
Commercial	1,493	1,664	1,821	1,439	900
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total non-accrual loans	1,622	2,535	2,743	6,703	8,561

Other real estate owned ("OREO")	-	-	-	-	1,859

Total non-performing assets	$1,622	$2,535	$2,743	$6,703	$10,420

Restructured loans included above in non-accrual loans	$698	$931	$759	$1,428	$958

Ratio of non-performing assets to:
Total loans plus OREO	0.21%	0.37%	0.44%	1.18%	2.11%

Total assets	0.15%	0.30%	0.32%	0.83%	1.25%

Accruing past due loans:
90 or more days past due	$-	$-	$-	$-	$333.00

Non-accrual loans totaled $1.6 million at December 31, 2014 and were comprised of four borrowers. The loans are carried at the current net realizable value after consideration of $115 thousand in specific reserves. Included in non-accrual loans at December 31, 2014 is a restructured commercial loan in the amount of $698 thousand. There were no restructured loans prior to 2010. The Bank considers restructurings of loans to troubled borrowers when it is deemed to be beneficial to the borrower and improves the prospects for complete recovery of the debt.

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

Not included in the table above is other real estate owned in the amount of $500 thousand. During 2014, ARE transferred an undeveloped commercial lot that was originally purchased for possible future banking center expansion to other assets available for sale when management listed the property for sale. The land, originally purchased for $1.2 million, was recorded at its appraised value less costs to sell. As such, ARE recorded an impairment charge of $707 thousand in the third quarter of 2014.

Deposits

Deposits totaled $755.4 million at December 31, 2014 and were comprised of noninterest-bearing demand deposits in the amount of $252.9 million, savings and interest-bearing deposits in the amount of $233.7 million, and time deposits in the amount of $268.8 million. Total deposits increased $182.5 million from December 31, 2013. Noninterest-bearing deposits increased $63.0 million from $189.9 million at December 31, 2013 to $252.9 million at December 31, 2014. This increase in noninterest-bearing accounts is due to a combination of new accounts and increased balances in existing commercial accounts at year end. Savings and interest-bearing deposit accounts increased $33.6 million from $200.2 million at December 31, 2013 to $233.8 million at December 31, 2014. Time deposits increased $85.9 million and totaled $268.8 million at December 31, 2014 compared to $182.9 million in 2013. The increase in time deposits is due mainly to a $100.6 million increase in CDARS balances which offset a decrease in brokered and time deposits of $14.7 million. Management has utilized brokered deposits and CDARS balances as a cost effective way to fund certain asset portfolio classes, namely the loans held for sale and the investment portfolio.

We use wholesale funding or brokered deposits to supplement traditional customer deposits for liquidity and to maintain our desired interest rate risk position. Together with FHLB borrowings we use brokered deposits to fund the short-term cash needs associated with the LHFS activities discussed under “Loans” as well as other funding needs. Brokered deposits totaled $177.0 million at December 31, 2014, which included $163.6 million in CDARS/ICS deposits as compared to $76.9 million at December 31, 2013, which included $62.8 million in CDARS/ICS deposits.

Through CDARS our depositors are able to obtain FDIC insurance of up to $50 million. The FDIC currently classifies CDARS deposits as brokered deposits, even though the deposits originate from our customers. These deposits are placed at other participating financial institutions to obtain FDIC insurance, and we receive a reciprocal amount in return from these financial institutions.

True brokered deposits have declined from $14.1 million at December 31, 2013 to $13.3 million at December 31, 2014. Brokered deposits are viewed by many as being volatile and unstable; however, unlike retail certificates of deposit, there are no early withdrawal options on brokered certificates of deposit for any reason other than death of the underlying depositors. Brokered deposits provide funding flexibility and can be renewed at maturity, allowed to roll off or increased or decreased without any impact on core deposit relationships.

We manage the roll over risk of all deposits by maintaining liquid assets in the form of interest-bearing balances at the FRB and FHLB as well as investment securities available-for-sale and loans held for sale. In addition we also maintain lines of credit with the FHLB, FRB, and correspondent banks. At December 31, 2014 there was $89.8 million available under these lines of credit.

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

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2014, 2013, and 2012 are presented below.

	Average Deposits and Average Rates Paid
	Year Ended December 31,
	2014			2013			2012
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-bearing demand deposits	$114,853	$256	0.22%	$75,706	$148	0.20%	$63,203	$171	0.27%
Money market deposit accounts	115,192	232	0.20%	120,307	282	0.23%	119,621	484	0.40%
Savings accounts	3,884	14	0.36%	2,483	5	0.20%	2,587	4	0.15%
Time deposits	243,338	2,479	1.02%	287,364	3,051	1.06%	340,935	3,870	1.14%
Total interest-bearing deposits	$477,267	$2,981	0.62%	$485,860	$3,486	0.72%	$526,346	$4,529	0.86%
Noninterest-bearing demand deposits	238,118			192,671			146,347
Total deposits	$715,385			$678,531			$672,693

The table below presents the maturity distribution of time deposits at December 31, 2014.

	Certificate of Deposit Maturity Distribution
	Year Ended December 31, 2014
	Three months	Over three	Over
	or less	through twelve months	twelve months	Total
	(In Thousands)
Less than $100,000	$5,971	$17,226	$19,845	$43,042
Greater than or equal to $100,000	74,892	102,334	48,527	225,753
	$80,863	$119,560	$68,372	$268,795

Borrowings

Borrowed funds generally consist of advances from the FHLB, securities sold under agreements to repurchase, and federal funds purchased. At December 31, 2014 borrowed funds totaled $185.6 million, compared to $172.9 million at December 31, 2013.

Securities sold under agreements to repurchase represent overnight investment of funds from commercial checking accounts pursuant to sweep agreements which enable our corporate clients to receive interest on their excess funds.

The following table provides a breakdown of all borrowed funds.

	Borrowed Funds Distribution
	Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB advances	$160,000	$145,000	$45,000
Securities sold under agreements to repurchase	25,635	27,855	38,091
Subordinated debentures	-	-	6,186
Total at period end	$185,635	$172,855	$89,277

	Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB advances	$115,471	$43,077	$11,141
Securities sold under agreements to repurchase	21,071	25,524	26,703
FHLB long-term borrowings	-	-	3,015
FDIC term note	-	-	3,607
Subordinated debentures	-	3,135	6,186
Federal funds purchased	58	-	41
Total average balance	$136,600	$71,736	$50,693

Average rate paid on all borrowed funds	0.21%	0.32%	1.25%

	Year Ended December 31,
	2014			2013
	(Dollars In Thousands)
Average rate paid on all borrowed funds	Average Balances	Expense	Yield	Average Balances	Expense	Yield
FHLB advances and other borrowings	$115,471	$271	0.23%	$43,077	$97	0.23%
Securities sold under agreements to repurchase	21,071	20	0.09%	25,524	26	0.10%
Subordinated debentures	-	-	0.00%	3,135	103	3.29%
Fed funds purchased	58	1	0.01%	-	-	0.00%
	$136,600	$292	0.21%	$71,736	$226	0.32%

Maximum balances at any given month-end during the periods of analysis are reflected in the following table:

	Year Ended December 31,
	2014		2013		2012
	Maximum Balance at		Maximum Balance at		Maximum Balance at
	any month-end		any month-end		any month-end
	(Dollars In Thousands)
FHLB advances	$161,000	November	$145,000	December	$45,000	December
Securities sold under agreements to repurchase	33,980	April	32,531	February	38,091	December
FHLB long term borrowings	-		-		4,821	February
FDIC term note	-		-		30,000	January
Subordinated debentures	-		6,186	June	6,186	December
Fed funds purchased	10,000	September	-	-	-	-

Shareholders’ Equity

Shareholders’ equity totaled $98.9 million at December 31, 2014, compared to $91.1 million at December 31, 2013. Major changes in shareholders’ equity during 2014 include net income of $13.9 million, $680 thousand from proceeds of stock options exercised, and stock based compensation of $236 thousand, an unrealized comprehensive gain on available-for-sale securities of $1.4 million, and cash dividends paid and declared of $8.9 million. The 2014 dividends declared include the special non-routine cash dividend of $0.35 per share discussed in more detail under “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating. The Corporation’s capital strategy is to remain well capitalized under regulatory standards and maintain a minimum tangible common equity to asset ratio of 8.00% but less than 10.50%.

The table below presents an analysis of risk-based capital and outlines the regulatory components of capital and risk-based capital ratios for the Corporation.

	Risk Based Capital Analysis
	Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$8,742	$8,659	$8,615
Additional paid in capital	18,538	17,320	17,155
Retained earnings	72,168	67,121	65,404
Subordinated debt (trust preferred debenture)	-	-	6,000
Less: Disallowed goodwill and other disallowed intangible assets	(1,491)	-	-
Less: Disallowed servicing assets and loss on equity security	(244)	(313)	(80)
Total Tier 1 Capital	$97,713	$92,787	$97,094

Allowance for loan losses	10,980	9,680	8,664

Total Risk Based Capital	$108,693	$102,467	$105,758

Risk weighted assets	$875,862	$770,276	$688,782

Quarterly average assets	$1,007,628	$848,886	$844,256

Capital Ratios:
Tier 1 risk based capital ratio	11.16%	12.05%	14.10%
Total risk based capital ratio	12.41%	13.30%	15.35%
Leverage ratio	9.70%	10.93%	11.50%

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2014, overnight interest-bearing balances totaled $46.2 million and securities available-for-sale totaled $125.1 million.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2014, the Bank had a line of credit with the FHLB totaling $304.4 million and a short-term borrowing of $160 million leaving approximately $144.4 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of December 31, 2014, outstanding repurchase agreements totaled $25.6 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at December 31, 2014, available credit under these lines amounted to $60.5 million.

The Bank relies on deposits and other short and long-term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider. The Corporation expects its short and long-term sources of liquidity and capital to remain adequate to support expected growth.

Contractual Obligations

The following table summarizes the Corporation’s significant fixed and determinable contractual obligations to make future payments as of December 31, 2014.

	December 31, 2014
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
	(In Thousands)
Certificates of deposit	$200,423	$52,769	$15,603	$268,795
FHLB Advances	160,000	-	-	160,000
Securities sold under agreements to repurchase	25,635	-	-	25,635
Leases	352	697	430	1,479
Total	$386,410	$53,466	$16,033	$455,909

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

Off Balance Sheet Items

During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2014, these commitments amounted to $270.4 million. Included in this balance are $4.2 million in performance standby letters of credit. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

The Mortgage Division had open forward contracts at December 31, 2014 totaling $45.3 million. See Notes 8 and 9 to the consolidated financial statements for further information.

The Mortgage Division has agreements with a variety of counterparties to whom mortgage loans are sold on a non-recourse basis. As customary in the industry, the agreements require the Mortgage Division to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance.  Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of the Mortgage Division for loans that contain covered deficiencies.  The overall economic conditions, continued high unemployment, and weak values in the housing market has created a heightened risk of loss due to the representations and warranties associated with sold mortgage loans.   The Mortgage Division has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The amount of the provision and adequacy of the reserve is recommended by management and approved by the Board no less than quarterly.  Management estimates the reserve based upon an analysis of historical loss experiences and actual settlements with our counterparties. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve equals or exceeds the estimate of loss. Claims in process are recognized in the period received, actively monitored and subject to validation prior to payment.  Often times, claims are not factually validated and the claim is rescinded.  Once claims are validated and the actual or potential loss is agreed upon with the counterparty, the reserve is charged and a cash payment is made to settle the claim.  The loan performance data of sold loans is not always made available to the Mortgage Division by the counterparties, thereby making it difficult to estimate the timing and amount of claims until such time as claims are actually presented. During the third quarter of 2014, $3.25 million in reserves were released in connection with management’s on-going analysis of reserve requirements. Through careful monitoring and conservative estimates, the balance of the reserve has adequately provided for all claims since established. At December 31, 2014 and 2013 the balance in this reserve totaled approximately $1.2 million and $4.6 million, respectively, and is included in “Other liabilities and accrued expenses” on the balance sheet.

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2014. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2014, over a twelve month period an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 3.8%. An immediate 200 basis points increase in interest rates would result in an increase in net interest income by 7.8%. A 100 basis points decrease in interest rates would result in a negative variance in net interest income and is considered unlikely given current interest rate levels. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Access National Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP

Richmond, Virginia

March 11, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Access National Corporation

Reston, Virginia

We have audited Access National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Access National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Access National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Access National Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP

Richmond, Virginia

March 11, 2015

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	December 31,
	2014	2013
Assets

Cash and due from banks	$9,804	$8,117
Interest-bearing deposits in other banks and federal funds sold	46,225	15,302
Securities available-for-sale, at fair value	125,080	76,552
Securities held-to-maturity, at amortized cost (fair value of $14,378 and $15,659)	14,309	16,277
Total investment securities	139,389	92,829

Restricted stock	8,961	8,559
Loans held for sale	45,026	24,353
Loans, net of allowance for loan losses 2014 - $13,399; 2013 - $13,136	763,204	673,919
Premises and equipment, net	6,926	8,389
Accrued interest receivable and other assets	33,345	15,714
Total assets	$1,052,880	$847,182

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing demand deposits	$252,875	$189,908
Savings and interest-bearing deposits	233,773	200,196
Time deposits	268,795	182,868
Total deposits	755,443	572,972

Short-term borrowings	185,635	172,855
Other liabilities and accrued expenses	12,898	10,221
Total liabilities	953,976	756,048

Shareholders' Equity
Common stock, par value $0.835, authorized 60,000,000 shares, issued and outstanding, 2014 - 10,469,569 and 2013 - 10,369,420	8,742	8,659
Additional paid-in capital	18,538	17,320
Retained earnings	72,168	67,121
Accumulated other comprehensive income (loss), net	(544)	(1,966)
Total shareholders' equity	98,904	91,134
Total liabilities and shareholders' equity	$1,052,880	$847,182

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share Data)

	Year Ended December 31,
	2014	2013	2012
Interest and Dividend Income
Loans	$35,702	$33,841	$34,371
Interest-bearing deposits and federal funds sold	102	107	79
Securities	2,697	1,928	2,266
Total interest and dividend income	38,501	35,876	36,716

Interest Expense
Deposits	2,981	3,486	4,529
Short-term borrowings	292	123	201
Long-term borrowings	-	-	212
Subordinated debentures	-	103	223
Total interest expense	3,273	3,712	5,165

Net interest income	35,228	32,164	31,551
Provision for loan losses	-	675	1,515
Net interest income after provision for loan losses	35,228	31,489	30,036

Noninterest Income
Service fees on deposit accounts	695	691	666
Gain on sale of loans	15,146	21,109	55,749
Mortgage broker fee income	75	83	54
Other income	3,384	6,267	(1,675)
Total noninterest income	19,300	28,150	54,794

Noninterest Expense
Compensation and employee benefits	22,654	25,289	31,481
Occupancy	1,602	1,660	1,720
Furniture and equipment	1,219	919	1,002
Other	7,543	11,330	22,196
Total noninterest expense	33,018	39,198	56,399

Income before income taxes	21,510	20,441	28,431

Provision for income taxes	7,585	7,234	10,708
Net Income	$13,925	$13,207	$17,723

Earnings per common share:
Basic	$1.33	$1.28	$1.73
Diluted	$1.33	$1.27	$1.71

Average outstanding shares:
Basic	10,424,067	10,319,802	10,253,656
Diluted	10,466,841	10,403,155	10,363,267

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$13,925	$13,207	$17,723

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	2,206	(3,168)	54
Less: reclassification adjustment for gains included in net income	(18)	-	-
Tax effect	(766)	1,109	(20)
Net of tax amount	1,422	(2,059)	34

Comprehensive income	$15,347	$11,148	$17,757

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share Data)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2011	$8,511	$16,716	$57,529	$59	$82,815

Comprehensive income:
Net income	-	-	17,723	-	17,723
Other comprehensive income	-	-	-	34	34
Stock options exercised (199,418 shares)	166	916	-	-	1,082
Repurchase of common stock under share repurchase program (74,300 shares)	(62)	(708)	-	-	(770)
Cash dividends ($0.95 per share)	-	-	(9,848)	-	(9,848)
Stock-based compensation expense recognized in earnings	-	231	-	-	231

Balance, December 31, 2012	$8,615	$17,155	$65,404	$93	$91,267

Comprehensive income:
Net income	-	-	13,207	-	13,207
Other comprehensive loss	-	-	-	(2,059)	(2,059)
Stock options exercised (113,107 shares)	95	678	-	-	773
Repurchase of common stock under share repurchase program (61,454 shares)	(51)	(714)	-	-	(765)
Excess tax benefits from stock based payment arrangements		6			6
Cash dividends ($1.11 per share)	-	-	(11,490)	-	(11,490)
Stock-based compensation expense recognized in earnings	-	195	-	-	195

Balance, December 31, 2013	$8,659	$17,320	$67,121	$(1,966)	$91,134

Comprehensive income:
Net income	-	-	13,925	-	13,925
Other comprehensive income	-	-	-	1,422	1,422
Stock options exercised (76,132 shares)	63	617	-	-	680
Issuance of restricted common stock (24,017 shares)	20	365	-	-	385
Cash dividends ($0.50 per share)	-	-	(5,214)	-	(5,214)
Cash dividend declared ($0.35 per share)	-	-	(3,664)	-	(3,664)
Stock-based compensation expense recognized in earnings	-	236	-	-	236

Balance, December 31, 2014	$8,742	$18,538	$72,168	$(544)	$98,904

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Twelve Months Ended December 31
	2014	2013	2014
Cash Flows from Operating Activities
Net income	$13,925	$13,207	$17,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	-	675	1,515
Provision for (recapture of provision for) losses on mortgage loans sold	(3,250)	388	2,510
Provision for off balance sheet losses	5	153	156
Writedown of other real estate owned	707	-	-
Income from bank-owned life insurance	(332)	-	-
Gain on sale of securities	47	-	-
Excess tax benefits	-	6	-
Deferred tax benefit	866	89	(1,061)
Stock-based compensation	236	195	231
Valuation allowance on derivatives	205	370	(526)
Net amortization (accretion) on securities	790	383	105
Depreciation and amortization	485	478	427
(Gain) loss on disposal of assets	2	(1)	-
Changes in assets and liabilities:
Decrease (increase) in valuation of loans held for sale carried at fair value	(1,210)	4,147	(706)
Originations of loans held for sale	(408,346)	(574,951)	(1,128,305)
Proceeds from sales of loans held for sale	388,883	657,993	1,112,594
Decrease (increase) in other assets	(3,342)	901	30
Increase (decrease) in other liabilities	1,944	(1,690)	(1,851)
Net cash provided by (used in) operating activities	(8,385)	102,343	2,842
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	25,008	30,518	54,543
Proceeds from sale of available for sale securities	26,613	-	-
Purchases of securities available for sale	(99,178)	(79,196)	(45,106)
Proceeds from maturities and calls of securities held to maturity	5,000	30,000	40,000
Purchase of securities held to maturity	(3,055)	(1,315)	(44,947)
Purchase of bank owned life insurance	(15,000)	-	-
Net increase in loans	(89,285)	(70,116)	(48,331)
Proceeds from sale of equipment	1	10	-
Purchases of premises and equipment	(211)	(338)	(281)
Net cash used in investing activities	(150,107)	(90,437)	(44,122)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	96,544	37,947	56,267
Net (decrease) increase in time deposits	85,927	(136,471)	(29,785)
(Decrease) increase in securities sold under agreement to repurchase	(2,220)	(10,236)	8,187
Net increase in other short-term borrowings	15,000	100,000	15,000
Net (decrease) increase in long-term borrowings	-	(6,186)	(4,821)
Proceeds from issuance of common stock	1,065	773	1,082
Repurchase of common stock	-	(765)	(770)
Dividends paid	(5,214)	(11,490)	(9,848)
Net cash (used in) provided by financing activities	191,102	(26,428)	35,312

(Decrease) increase in cash and cash equivalents	32,610	(14,522)	(5,968)
Cash and Cash Equivalents
Beginning	23,419	37,941	43,909
Ending	$56,029	$23,419	$37,941
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,202	$3,811	$5,638
Cash payments for income taxes	$6,089	$8,451	$10,276
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$2,188	$(3,168)	$54
Purchased land transferred to other assets held for sale	$1,207	$-	$-

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Operations - Access National Corporation (the “Corporation “) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The holding company was formed on June 15, 2002. The Corporation owns all of the stock of its subsidiary Access National Bank (the “Bank”). The Bank is an independent commercial bank chartered under federal laws as a national banking association.

The Bank has three active wholly-owned subsidiaries: Access Real Estate LLC, a real estate company; ACME Real Estate LLC, a real estate holding company of foreclosed property; and Access Capital Management Holding, LLC, a holding company for Capital Fiduciary Advisors, L.L.C., Access Investment Services, L.L.C. and Access Insurance Group, L.L.C.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Access National Corporation and its wholly-owned subsidiary, Access National Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

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

Restrictions on Cash and Cash Equivalents - As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond (“FRB”). At December 31, 2014 and 2013, the amount of daily average required balances was approximately $30.6 million and $449 thousand, respectively. The Mortgage Division held escrow deposits in conjunction with mortgage loans totaling $237 thousand and $200 thousand at December 31, 2014 and 2013, respectively.

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

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

Other Than Temporary Impairment of Investment Securities – Securities are evaluated quarterly for potential other than temporary impairment. Management considers the facts of each security including the nature of the security, the amount and duration of the loss, credit quality of the issuer, the expectations for that security’s performance, and the Corporation’s intent and ability to hold the security until recovery. Declines in equity securities that are considered to be other than temporary are recorded as a charge to net income in the Consolidated Statements of Income. Declines in debt securities that are considered to be other than temporary are separated into (1) the amount of the total impairment related to credit loss and (2) the amount of the total impairment related to all other factors. The amount of the total other than temporary impairment related to the credit loss is recognized in net income. The amount of the total impairment related to all other factors is recognized in other comprehensive income.

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

Loans Held for Sale - The Corporation accounts for all one to four unit residential loans originated and intended for sale in the secondary market in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10. Loans held for sale are recorded at fair value, determined individually, as of the balance sheet date.

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

Real Estate Owned - Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and current market conditions. Gains or losses on sales of real estate owned are recognized upon disposition. Real estate owned is included in other assets. At December 31, 2014 and 2013 the Corporation did not have any real estate owned due to foreclosure. The Corporation did have one property at December 31, 2014 which had previously been included in premises and equipment reclassified to other real estate owned when it was determined by management the land, originally purchased for potential banking center expansion, would not be used for those purposes.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, “Investments – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects”. This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in the ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2014. The adoption of this guidance did not have a material effect on the Corporation’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors”. ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property during a foreclosure. ASU 2014-04 establishes a loan receivable should be derecognized and the real estate property recognized upon the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan. The provisions of ASU 2014-04 are effective for annual periods beginning after December 15, 2014. The adoption of this guidance did not have a material effect on the Corporation’s financial condition or results of operations.

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

Recent Accounting Pronouncements (continued)

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

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting”. The amendments in this ASU apply to the separate financial statements of an acquired entity and its subsidiaries that are a business (either public or nonpublic) when an acquirer obtains control of an acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change in control event occurs. If pushdown accounting is applied to an individual change in control event, the election is irrevocable. The amendments in the ASU are effective on November 18, 2014. The adoption of this guidance did not have a material effect on the Corporation’s financial condition or results of operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)”. This ASU eliminates extraordinary items from US GAAP and will align more closely with International Accounting Standards 1, “Presentation of Financial Statements”. The amendments in the ASU are effective beginning after December 15, 2015. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)”. This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate consolidation of certain legal entities by reducing the number of consolidation models from four to two and is intended to improve current GAAP. The amendments in the ASU are effective beginning after December 15, 2016. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

Notes to Consolidated Financial Statements

Note 2. Securities

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at December 31, 2014 and 2013. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$18,998	$-	$(473)	$18,525
Mortgage backed securities	70,001	136	(439)	69,698
Corporate bonds	13,304	95	(27)	13,372
Asset Backed Securities	18,072	83	(172)	17,983
Municipals - nontaxable	4,042	24	(1)	4,065
CRA Mutual fund	1,500	-	(63)	1,437
	$125,917	$338	$(1,175)	$125,080

Held-to-maturity:
U.S. Government agencies	$9,985	$46	$(25)	$10,006
Municipals - nontaxable	1,697	10	(3)	1,704
Municipals	2,627	41	-	2,668
	$14,309	$97	$(28)	$14,378

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$35,928	$-	$(1,796)	$34,132
Mortgage backed securities	28,770	53	(1,171)	27,652
Corporate bonds	6,018	113	(112)	6,019
Asset Backed Securities	6,657	-	(14)	6,643
Municipals	705	-	(10)	695
CRA Mutual fund	1,500	-	(89)	1,411
	$79,578	$166	$(3,192)	$76,552

Held-to-maturity:
U.S. Government agencies	$14,983	$9	$(568)	$14,424
Municipals - nontaxable	868	-	(48)	820
Municipals	426	-	(11)	415
	$16,277	$9	$(627)	$15,659

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

The amortized cost and estimated fair value of securities as of December 31, 2014 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	Year Ended December 31, 2014
		Estimated
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available-for-sale:
US Treasury and Agencies:
Due after one through five years	$-	$-
Due after five through ten years	18,998	18,525
Due after ten through fifteen years	-	-
Due after fifteen years	-	-
Municipals - nontaxable:
Due after five through ten years	404	413
Due after ten through fifteen years	1,366	1,381
Due after fifteen years	2,272	2,271
Asset Backed Securities:
Due after five through ten years	6,134	6,199
Due after fifteen years	11,938	11,784
Corporate bonds:
Due less than one year	1,998	2,023
Due after one through five years	11,306	11,349
Due after five through ten years	-	-
Mortgage backed securities:
Due after five through ten years	6,533	6,481
Due after ten through fifteen years	39,311	39,115
Due after fifteen years	24,157	24,102

CRA Mutual fund	1,500	1,437

	$125,917	$125,080

Held-to-maturity:
US Treasury and Agencies:
Due after one through five years	$5,000	$5,046
Due after ten through fifteen years	4,985	4,960
Municipals:
Due after five through ten years	$428	$444
Due after ten through fifteen years	1,638	1,666
Due after fifteen years	561	558
Municipals - nontaxable:
Due after ten through fifteen years	1,414	1,421
Due after fifteen years	283	283
	$14,309	$14,378

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $102.6 million and $72.3 million at December 31, 2014 and 2013, respectively.

Restricted Stock

The Corporation’s restricted stock consists of FHLB stock and FRB stock. The amortized costs of the restricted stock as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
	(In Thousands)
Restricted Stock:
Federal Reserve Bank stock	$999	$999

FHLB stock	7,962	7,560
	$8,961	$8,559

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Investment securities available-for-sale and held-to-maturity that had an unrealized loss position at December 31, 2014 and December 31, 2013 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2014	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$19,252	$(74)	$17,141	$(365)	$36,393	$(439)
U.S. Government agencies	-	-	18,525	(473)	18,525	(473)
Municipals - nontaxable	2,271	(1)	-	-	2,271	(1)
Corporate bonds	4,480	(27)	-	-	4,480	(27)
Asset backed securities	6,289	(71)	2,995	(101)	9,284	(172)
CRA Mutual fund	-	-	1,437	(63)	1,437	(63)
Total	$32,292	$(173)	$40,098	$(1,002)	$72,390	$(1,175)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	$4,960	$(25)	$4,960	$(25)
Municipals - nontaxable	842	(3)	-	-	842	(3)
Total	$842	$(3)	$4,960	$(25)	$5,802	$(28)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2013	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$19,641	$(987)	$4,945	$(184)	$24,586	$(1,171)
U.S. Government agencies	34,132	(1,796)	-	-	34,132	(1,796)
Municipals	695	(10)	-	-	695	(10)
Corporate bonds	1,895	(112)	-	-	1,895	(112)
Asset backed securities	5,643	(14)	-	-	5,643	(14)
CRA Mutual fund	-	-	1,411	(89)	1,411	(89)
Total	$62,006	$(2,919)	$6,356	$(273)	$68,362	$(3,192)

Investment securities held-to-maturity:

U.S. Government agencies	$9,416	$(568)	$-	$-	$9,416	$(568)
Municipals - nontaxable	820	(48)	-	-	820	(48)
Municipals	415	(11)	-	-	415	(11)
Total	$10,651	$(627)	$-	$-	$10,651	$(627)

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

Mortgage-backed

The Corporation’s unrealized losses on available-for-sale mortgage backed securities were caused by interest rate fluctuations. At December 31, 2014, fifteen securities had unrealized losses of $438 thousand. All fifteen securities are backed by the United States Government or a Government Sponsored Entity. The Corporation’s intent is to hold these securities until a market price recovery or maturity, and it has been determined that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery. As such, the Corporation does not consider these investments other than temporarily impaired.

US Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. On December 31, 2014, one held-to-maturity security had unrealized losses of $25 thousand while four available for sale securities had unrealized losses of $473 thousand. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. Based on the credit quality of the agencies, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Corporate bonds

The Corporation’s unrealized loss on corporate obligations was caused by interest rate fluctuations. At December 31, 2014, one security had an unrealized loss of $27 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Other Securities

The Corporation’s unrealized loss on its other investments was caused by interest rate fluctuations. At December 31, 2014, five securities had unrealized losses of $172 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Municipals

The Corporation’s unrealized losses on its municipal investments were caused by interest rate fluctuations. At December 31, 2014, two held-to-maturity municipals had unrealized losses of $3 thousand while one available-for-sale municipal had an unrealized loss of $1 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its CRA mutual fund investment was caused by interest rate fluctuations. At December 31, 2014, one security had an unrealized loss of $63 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. As of December 31, 2014 and December 31, 2013, the obligations outstanding under these repurchase agreements totaled $25.6 million and $27.9 million, respectively, while the fair value of the securities pledged in connection with these repurchase agreements was $26.1 million and $32.7 million at December 31, 2014 and December 31, 2013, respectively.

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses

The composition of net loans is summarized as follows:

	Year Ended December 31,
(Dollars In Thousands)	2014	Percentage of Total	2013	Percentage of Total

Commercial real estate - owner occupied	$199,442	25.68%	$196,804	28.65%
Commercial real estate - non-owner occupied	125,442	16.15	90,676	13.20
Residential real estate	194,213	25.01	173,639	25.27
Commercial	210,278	27.08	182,220	26.52
Real estate construction	41,080	5.29	38,842	5.65
Consumer	6,148	0.79	4,874	0.71
Total loans	$776,603	100.00%	$687,055	100.00%
Less allowance for loan losses	13,399		13,136
Net loans	$763,204		$673,919

Unearned income and net deferred loan fees and costs totaled $1.6 and $1.5 million at December 31, 2014 and 2013, respectively. Loans pledged to secure borrowings at the FHLB totaled $215.8 million and $226.4 million at December 31, 2014 and 2013, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $13.4 million and $13.1 million at year end December 31, 2014 and 2013, respectively. The allowance for loan losses was equivalent to 1.73% and 1.91% of total loans held for investment at December 31, 2014 and 2013, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

The methodology by which the Corporation systematically determines the amount of its allowance is set forth by the Board of Directors in its Loan Policy and implemented by management. The results of the analysis are documented, reviewed, and approved by the Board of Directors no less than quarterly.

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

The following provides detailed information about the changes in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 as well as the recorded investment in loans at December 31, 2014 and 2013.

	Allowance for Loan Losses
	Commercial real	Commercial real
	estate - owner	estate - non-owner	Residential		Real estate
Twelve months ended December 31, 2014	occupied	occupied	real estate	Commercial	construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136
Charge-offs	-	-	(21)	(22)	-	-	(43)
Recoveries	-	-	213	93	-	-	306
Provisions	(534)	160	(204)	729	(147)	(4)	-
Ending Balance	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399

	Commercial real	Commercial real
	estate - owner	estate - non-owner	Residential		Real estate
Twelve months ended December 31, 2013	occupied	occupied	real estate	Commercial	construction	Consumer	Total
Beginning Balance	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Charge-offs	-	-	(97)	(444)	-	-	(541)
Recoveries	-	199	111	179	-	13	502
Provisions	62	(638)	382	721	133	15	675
Ending Balance	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136

	Commercial real	Commercial real
	estate - owner	estate - non-owner	Residential		Real estate
Twelve months ended December 31, 2012	occupied	occupied	real estate	Commercial	construction	Consumer	Total
Beginning Balance	$3,634	$1,747	$2,874	$3,021	$423	$39	$11,738
Charge-offs	(429)	(103)	(790)	(808)	-	(35)	(2,165)
Recoveries	-	416	410	566	-	20	1,412
Provisions	496	113	430	249	187	40	1,515
Ending Balance	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500

	Recorded Investment in Loans
	Commercial real	Commercial real
	estate - owner	estate - non-owner	Residential		Real estate
December 31, 2014	occupied	occupied	real estate	Commercial	construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Ending balance: individually evaluated for impairment	$-	$-	$-	$115	$-	$-	$115
Ending balance: collectively evaluated for impairment	$3,229	$1,894	$3,308	$4,169	$596	$88	$13,284
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$199,442	$125,442	$194,213	$210,278	$41,080	$6,148	$776,603
Ending balance: individually evaluated for impairment	$356	$-	$320	$1,515	$-	$-	$2,191
Ending balance: collectively evaluated for impairment	$199,086	$125,442	$193,893	$208,763	$41,080	$6,148	$774,412
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

	Commercial real	Commercial real
	estate - owner	estate - non-owner	Residential		Real estate
December 31, 2013	occupied	occupied	real estate	Commercial	construction	Consumer	Total
			(In Thousands)
Allowance
Ending balance:	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136
Ending balance: individually evaluated for impairment	$51	$-	$88	$-	$-	$-	$139
Ending balance: collectively evaluated for impairment	$3,712	$1,734	$3,232	$3,484	$743	$92	$12,997
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$196,803	$90,676	$173,640	$182,220	$38,842	$4,874	$687,055
Ending balance: individually evaluated for impairment	$363	$-	$871	$1,724	$-	$-	$2,958
Ending balance: collectively evaluated for impairment	$196,440	$90,676	$172,769	$180,496	$38,842	$4,874	$684,097
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss or doubtful at December 31, 2014 and 2013. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of December 31, 2014 and 2013 is shown below.

	Commercial real estate -		Commercial real estate -						Real Estate
	owner occupied		non-owner occupied		Residential Real Estate		Commercial		Construction		Consumer		Totals
	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13
							(In Thousands)
Pass	$194,007	$180,636	$111,301	$83,723	$191,512	$168,494	$194,585	$171,353	$41,253	$39,013	$6,148	$4,874	$738,806	$648,093
Special mention	2,115	5,125	2,627	1,919	2,100	3,530	10,519	4,034	-	-	-	-	17,361	14,608
Substandard	3,767	11,476	11,751	5,302	936	1,834	5,540	7,216	-	-	-	-	21,994	25,828
Doubtful	-	-	-	-		-	-	-	-	-	-	-	-	-
Loss	-	-	-	-		-	-	-	-	-	-	-	-	-
Unearned income	(447)	(433)	(237)	(268)	(335)	(219)	(366)	(383)	(173)	(171)	-	-	(1,558)	(1,474)
Total	$199,442	$196,804	$125,442	$90,676	$194,213	$173,639	$210,278	$182,220	$41,080	$38,842	$6,148	$4,874	$776,603	$687,055

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

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

Credit Risk Profile Based on Payment Activity

	Commercial Real Estate -		Commercial Real Estate -						Real Estate
	Owner Occupied		Non-Owner Occupied		Residential Real Estate		Commercial		Construction		Consumer		Totals
	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13	12/31/14	12/31/13
	(In Thousands)
Performing	$199,442	$196,804	$125,442	$90,676	$194,084	$172,768	$208,785	$180,566	$41,080	$38,842	$6,148	$4,874	$774,981	684,530
Non-performing	$-	$-	$-	$-	$129	$871	$1,493	$1,664	$-	$-	$-	$-	$1,622	2,535
Total	$199,442	$196,804	$125,442	$90,676	$194,213	$173,639	$210,278	$182,230	$41,080	$38,842	$6,148	$4,874	$776,603	$687,065

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. For reporting purposes, however, loans past due 1 to 29 days are excluded. The delinquency status of the loans in the portfolio is shown below as of December 31, 2014 and 2013. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans
	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$199,442	$199,442
Commercial real estate - non-owner occupied	-	-	-	-	-	125,442	125,442
Residential real estate	-	217	-	217	129	193,867	194,213
Commercial	-	-	-	-	1,493	208,785	210,278
Real estate construction	-	-	-	-	-	41,080	41,080
Consumer	-	-	-	-	-	6,148	6,148
Total	$-	$217	$-	$217	$1,622	$774,764	$776,603

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$196,803	$196,803
Commercial real estate - non-owner occupied	-	-	-	-	-	90,676	90,676
Residential real estate	-	-	-	-	871	172,769	173,640
Commercial	-	-	-	-	1,664	180,556	182,220
Real estate construction	-	-	-	-	-	38,842	38,842
Consumer	-	-	-	-	-	4,874	4,874
Total	$-	$-	$-	$-	$2,535	$684,520	$687,055

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payments applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the years ended December 31, 2014, 2013 and 2012.

The table below shows the results of management’s analysis of impaired loans as of December 31, 2014 and 2013.

	Impaired Loans
	December 31, 2014			December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$356	$356	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	320	362	-	332	382	-
Commercial	1,401	1,913	-	1,724	2,175	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$363	$363	$51
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	539	662	88
Commercial	114	120	115	-	-	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$356	$356	$-	$363	$363	$51
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	320	362	-	871	1,044	88
Commercial	1,515	2,033	115	1,724	2,175	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$2,191	$2,751	$115	$2,958	$3,582	$139

The table below shows the average recorded investment in impaired loans for the years ended December 31, 2014, 2013 and 2012.

	Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(In Thousands)
Commercial real estate - owner occupied	$360	$366	$1,625
Commercial real estate - non-owner occupied	-	-	190
Residential real estate	324	942	1,855
Commercial	1,590	2,083	1,343
Real estate construction	-	-	-
Consumer	-	-	-
	$2,274	$3,391	$5,013

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

There were no loans restructured for the year ended December 31, 2014. One residential real estate loan totaling $213 thousand at the time of restructure was modified in connection with a troubled debt restructuring during the year ended December 31, 2013. The modification granted the borrower reduced payments for a period of one year. There were no material financial effects as a direct result of this modification.

No payment defaults occurred during the year ended December 31, 2014 or December 31, 2013 for loans restructured during the preceding 12 month period.

The table below shows the results of management’s analysis of troubled debt restructurings as of December 31, 2014 and 2013.

	Troubled Debt Restructurings
	December 31, 2014			December 31, 2013
	Number of loans	Outstanding balance	Recorded investment	Number of loans	Outstanding balance	Recorded investment
Performing
Commercial real estate - owner occupied	1	$356	$356	1	$363	$363
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	1	233	191	-	-	-
Commercial	1	23	23	1	60	60
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Non-Performing
Commercial real estate - owner occupied	-	$-	$-	-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	1	245	202
Commercial	1	869	698	1	899	729
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	4	$1,481	$1,268	4	$1,567	$1,354

Notes to Consolidated Financial Statements

Note 4. Premises and Equipment

Premises and equipment, net, are summarized as follows:

	December 31,
	2014	2013
	(In Thousands)
Land	$1,342	$2,549
Premises	5,824	5,824
Leasehold improvements	1,213	1,301
Furniture and equipment	3,705	3,877
	12,084	13,551
Less accumulated depreciation	(5,158)	(5,162)
	$6,926	$8,389

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, was $485 thousand, $478 thousand, and $427 thousand, respectively.

During the third quarter of 2014, ARE transferred land that was originally purchased for future banking center expansion to other assets available for sale when management listed the property for sale. The land, originally purchased for $1.2 million, was recorded at its appraised value less costs to sell, being $500 thousand. As such, ARE recorded an impairment charge of $707 thousand in the third quarter of 2014.

Note 5. Deposits

The composition of deposits is summarized as follows at December 31:

	December 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Interest-bearing demand deposits	$116,654	15.44%	$85,735	14.96%
Savings and money market	116,906	15.48	114,169	19.93
CDARS - time deposits	148,142	19.61	47,535	8.30
Brokered deposits	13,344	1.77	14,103	2.46
Time deposits	107,522	14.23	121,522	21.21
Total interest-bearing deposits	502,568	66.53	383,064	66.86
Noninterest-bearing demand deposits	252,875	33.47	189,908	33.14
Total deposits	$755,443	100.00%	$572,972	100.00%

The aggregate amount of time deposits with a minimum denomination of $100,000 was $226 million for 2014 and $134 million for 2013.

At December 31, 2014, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2015	$200,423
2016	34,511
2017	18,258
2018	9,733
2019	5,590
Later years	280
$268,795

Notes to Consolidated Financial Statements

Note 5. Deposits (continued)

Brokered deposits totaled $177 million and $77 million at December 31, 2014 and 2013, respectively, which includes $163 million and $63 million, respectively, in CDARS deposits.

Note 6. Borrowings

Short-term borrowings consisted of the following at December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(Dollars In Thousands)
Securities sold under agreements to repurchase	$25,635	$27,855
FHLB borrowings	160,000	145,000
Total	$185,635	$172,855

Weighted interest rate	0.23%	0.18%

Average for the year ended December 31:
Outstanding	$136,600	$68,601
Interest rate	0.21%	0.18%

Maximum month-end outstandings	$185,635	$172,855

Short-term borrowings consist of securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the date sold. Short-term borrowings also include short-term advances from the FHLB, which are secured by mortgage-related loans as well as securities. The carrying value of the loans pledged as collateral for FHLB advances total $215.7 million at December 31, 2014 and $226.4 million at December 31, 2013 while securities pledged as collateral at December 31, 2014 were $15 million. No securities were pledged as collateral at December 31, 2013.

The Corporation had no long-term borrowing at December 31, 2014 or December 31, 2013.

The Bank has remaining lines of credit available with the FHLB which totaled $144.4 million at December 31, 2014.

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

Notes to Consolidated Financial Statements

Note 7. Income Taxes

Net deferred tax assets consisted of the following components as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$4,731	$4,586
Deferred fees	550	535
Allowance for loan losses on mortgage loans sold	575	1,837
Allowance for off balance sheet losses	226	223
Stock options	28	22
Securities available for sale	296	1,059
Land impairment	250	-
Other	48	48
	$6,704	$8,310
Deferred tax liability:
Depreciation	229	277
Other	107	17
	336	294
Net deferred tax assets included in other assets	$6,368	$8,016

The provision for income taxes charged to operations for the years ended December 31, 2014, 2013, and 2012 consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)

Current tax expense	$6,691	$7,323	$11,769
Deferred tax (benefit)	894	(89)	(1,061)
	$7,585	$7,234	$10,708

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2014, 2013, and 2012 as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Computed “expected” tax expense	$7,529	$7,155	$9,951
Increase (decrease) in income taxes resulting from:
State income taxes	62	125	423
Other	(6)	(46)	334
	$7,585	$7,234	$10,708

As of December 31, 2014 and 2013, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect a significant increase or decrease in the next 12 months of unrecognized tax benefits. The Corporation recognizes interest and penalties related to unrecognized tax benefits as Interest Expense and Other Noninterest Expense, respectively, and not as part of the tax provision. The Corporation did not recognize a material amount of interest expense or penalties for the years ended December 31, 2014, 2013 and 2012. In addition, there were no interest or penalties accrued at December 31, 2014 or 2013. The Corporation is no longer subject to examination for federal and state purposes for tax years prior to 2011.

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingent Liabilities

The Corporation is committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2014, 2013, and 2012 totaled $1.4 million, $961 thousand, and $867 thousand, respectively.

The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2015	$352
2016	362
2017	335
2018	268
2019	162
$1,479

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

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingent Liabilities (continued)

At December 31, 2014 and 2013 the Mortgage Division had open forward contracts with a notional value of $45.3 million and $16.0 million, respectively. At December 31, 2014 and 2013, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was ($349) thousand and $70 thousand at December 31, 2014 and 2013, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Division does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Division does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Division could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.

Interest rate lock commitments totaled $23.5 million and $22.4 million at December 31, 2014 and 2013, respectively, and included $5.3 million and $7.2 million that were made on a Best Efforts basis at December 31, 2014 and 2013, respectively. Fair values of these best efforts commitments were $39 thousand and $28 thousand at December 31, 2014 and 2013, respectively. The remaining hedged interest rate lock commitments totaling $18.2 million and $15.1 million at December 31 2014 and 2013 had a fair value of $200 thousand and ($3) thousand, respectively.

The Mortgage Division makes representations and warranties that loans sold to investors meet their program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. During the third quarter of 2014, $3.25 million in reserves were released in connection with management’s on-going analysis of reserve requirements. At December 31, 2014 and 2013 the balance in this reserve totaled $1.2 million and $4.6 million, respectively.

Allowance For Losses on Mortgage Loans Sold

	Year Ended December 31,
	2014	2013
	(In Thousands)

Balance at beginning of year	$4,645	$4,376
Provision charged to (released from) operating expense	(3,250)	388
Recoveries	5	-
Charge-offs	(202)	(119)
Balance at end of year	$1,198	$4,645

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $16.8 million and $5.1 million in outstanding commitments at December 31, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements

Note 9. Financial Instruments with Off-Balance-Sheet Risk (continued)

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $249.4 million and $227.3 million in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2014 and 2013, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $4.2 million and $4.1 million at December 31, 2014 and 2013, respectively.

In addition to the above, the Corporation is subject to risks related to the mortgage origination operations of the Mortgage Division of the Bank. See Note 8 for a discussion of those risks.

Note 10. Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to the Corporation and which did not present more than the normal risk of collectability or other unfavorable terms. These related parties were indebted to the Corporation for loans totaling $11.4 million and $7.7 million at December 31, 2014 and 2013, respectively. During 2014, total principal additions were $4 million and total principal payments and changes in related parties’ debt were $305 thousand. The Corporation also has outstanding unused commitments to related parties amounting to $4.1 million at December 31, 2014. The aggregate amount of deposits at December 31, 2014 and 2013 from directors and officers was $34.8 million and $28.5 million, respectively.

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

Total compensation cost for share-based payment arrangements recognized in 2014, 2013, and 2012 was $236 thousand, $195 thousand, and $231 thousand, respectively.

Cash received from option exercises under share-based payment arrangements for 2014, 2013, and 2012 was $680 thousand, $773 thousand, and $1,082 thousand, respectively.

Notes to Consolidated Financial Statements

Note 11. Stock Option Plan (continued)

Changes in the stock options outstanding under the Plan, or, if applicable, the Corporation’s 1999 Stock Option Plan which was approved by the shareholders at the 2000 Annual Meeting of Shareholders and expired in 2009, for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	Year Ended December 31,
	2014		2013		2012
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	281,380	$11.77	274,800	$7.72	385,450	$6.04
Granted	123,000	15.96	141,584	15.31	107,100	9.32
Exercised	(76,132)	8.95	(113,107)	6.83	(199,418)	5.42
Lapsed or canceled	(11,825)	13.34	(21,897)	9.33	(18,332)	6.69

Outstanding at end of year	316,423	$14.02	281,380	$11.77	274,800	$7.72

Options exercisable at end of year	43,697	$11.88	54,616	$7.41	54,300	$6.26

Options outstanding at year end 2014 were as follows:

Options Outstanding					Options Exercisable
		Weighted-				Weighted-
		Average	Weighted			Average	Weighted
Range of		Remaining	Average			Remaining	Average
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Life (in yrs)	Price	Value	Exercisable	Life (in yrs)	Price	Value

$7.55-$9.58	76,189	2.02	$9.07	$598,462	23,280	2.00	$9.02	$183,849
$9.59-$25.00	240,234	3.58	15.59	318,753	20,417	3.08	15.15	36,223
	316,423	3.20	$14.02	$917,215	43,697	2.51	$11.88	$220,072

The fair value of stock options granted was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012

Expected life of options granted	4.07 Years	4.11 Years	4.10 Years
Risk-free interest rate	0.69%	0.36%	0.39%
Expected volatility of stock	36%	42%	43%
Annual expected dividend yield	3%	7%	7%
Fair value of granted options	$305,143	$435,035	$330,326
Nonvested Options	272,726	226,764	220,500

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $525 thousand, $873 thousand, and $1,223 thousand, respectively. The weighted average grant date fair value of options granted during the years 2014, 2013, and 2012 were $2.48, $3.07, and $3.08, respectively.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of December 31, 2014 was $452 thousand. The cost is expected to be recognized over a weighted average period of 1.19 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2014 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institutions’ category.

The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
December 31, 2014
Total Capital
(to Risk-Weighted Assets)
Corporation	$108,693	12.41%	$70,069	8.00%	$87,586	10.00%
Bank	$101,883	11.64%	$70,025	8.00%	$87,531	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$97,713	11.16%	$35,034	4.00%	$52,552	6.00%
Bank	$90,903	10.39%	$35,012	4.00%	$52,519	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$97,713	9.70%	$40,305	4.00%	$50,381	5.00%
Bank	$90,903	9.02%	$40,305	4.00%	$50,381	5.00%
December 31, 2013
Total Capital
(to Risk-Weighted Assets)
Corporation	$102,467	13.30%	$61,622	8.00%	$77,028	10.00%
Bank	$96,440	12.53%	$61,582	8.00%	$76,977	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$92,787	12.05%	$30,811	4.00%	$46,217	6.00%
Bank	$86,767	11.27%	$30,791	4.00%	$46,186	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$92,787	10.93%	$33,955	4.00%	$42,444	5.00%
Bank	$86,767	10.20%	$34,026	4.00%	$42,532	5.00%

Notes to Consolidated Financial Statements

Note 13. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Year Ended December 31,
	2014			2013			2012
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except for Per Share Data)
Earnings per share
Basic	$13,925	10,424	$1.33	$13,207	10,320	$1.28	$17,723	10,254	$1.73
Effect of dilutive securities:
Stock options and warrants	-	43	-	-	83	-	-	109	-
Diluted	-	-	1.33	-	-	1.27	-	-	1.71
Diluted earnings per share	$13,925	10,467	$1.33	$13,207	10,403	$1.27	$17,723	10,363	$1.71

Note 14. Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan (the “401(k) Plan”), which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $540 thousand, $533 thousand, and $561 thousand were charged to expense under the 401(k) Plan for 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements

Note 15. Other Expenses

The Corporation had the following other expenses for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)

Advertising and promotional expense	873	1,234	3,382
Business and franchise tax	806	840	734
Management fees	799	1,619	5,889
Impairment of long lived asset	707	-	-
Data processing	676	683	630
Accounting and auditing service	612	550	597
Director fees	492	327	322
Consulting fees	481	529	501
Investor fees	453	772	1,280
FDIC insurance	444	437	370
Telephone	309	287	237
Stationary and supplies	308	228	269
Legal fees	277	177	288
Business development, meals, and travel	270	291	256
Publication and subscription	251	276	279
Disaster recovery	241	197	178
Stock option expense	236	195	231
Regulatory examinations	217	207	192
Credit report	208	296	418
SBA guarantee fee	183	209	218
D&O liability insurance	127	104	61
FRB and Bank analysis charges	121	98	96
Dues and memberships	104	71	96
Postage	97	128	166
Employee education and development	96	122	242
Courier	93	136	115
Common stock expense	89	79	92
Verification fees	89	117	230
Early payoff	58	152	64
Conventions and meetings	54	20	10
Appraisal fees	53	66	155
Automotive	49	47	50
Bank paid closing costs	47	32	64
Kitchen supplies	31	31	34
Provision expense (release) for LHFS	(3,250)	388	2,510
Other	842	385	1,940
	$7,543	$11,330	$22,196

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

	Fair Value Measurement
	at December 31, 2014 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$18,525	$-	$18,525	$-
Mortgage backed	69,698	-	69,698	-
Corporate bonds	13,372	-	13,372	-
Asset Backed Securities	17,983	-	17,983	-
Municipals - nontaxable	4,065	-	4,065	-
CRA Mutual fund	1,437	-	1,437	-
Total available-for-sale investment securities	125,080	-	125,080	-

Residential loans held for sale	45,026	-	45,026	-
Derivative assets	330	-	-	330
Total Financial Assets-Recurring	$170,436	$-	$170,106	$330

Financial Liabilities-Recurring
Derivative liabilities	$440	$-	$-	$440
Total Financial Liabilities-Recurring	$440	$-	$-	$440

Financial Assets-Non-Recurring
Impaired loans (1)	$2,191	$-	$-	$2,191
Total Financial Assets-Non-Recurring	$2,191	$-	$-	$2,191

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan's effective interest rate.

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

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the twelve month period ended December 31, 2014 and 2013.

Net Derivatives
(In Thousands)
Balance January 1, 2014	$95
Realized and unrealized gains included in earnings	(205)
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2014	$(110)

Net Derivatives
(In Thousands)
Balance January 1, 2013	$465
Realized and unrealized gains included in earnings	(370)
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2013	$95

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at December 31, 2014:

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$330	Market pricing (3)	Estimated pullthrough	75% - 90%
Derivative liabilities	$440	Market pricing (3)	Estimated pullthrough	75% - 90%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$676	Appraisal of collateral (1)	Liquidation expenses (2)	20% - 30%
Impaired loans - Non-real estate secured	$1,515	Cash flow basis	Liquidation expenses (2)	10% - 20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented.

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

	December 31, 2014
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$45,026	$1,914	$43,112

	December 31, 2013
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$24,353	$703	$23,650

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

At December 31, 2014 and 2013, the majority of off-balance-sheet items is variable rate instruments or converts to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 and 2013 were as follows:

	December 31,
	2014		2013
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$56,029	$56,029	$23,419	$23,419
Securities available-for-sale	125,080	125,080	76,552	76,552
Securities held-to-maturity	14,309	14,378	16,277	15,659
Restricted stock	8,961	8,961	8,559	8,559
Loans, net of allowance	808,230	837,937	698,272	696,298
Derivatives	330	330	219	219
Total financial assets	$1,012,939	$1,042,715	$823,298	$820,706

Financial liabilities:
Deposits	$755,443	$753,675	$572,972	$552,735
Short-term borrowings	185,635	185,396	172,855	172,787
Subordinated debentures	-	-	-	-
Derivatives	440	440	124	124
Total financial liabilities	$941,518	$939,511	$745,951	$725,646

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

Note 17. Segment Reporting

The Corporation has three reportable segments: traditional commercial banking, a mortgage banking business and a wealth management business. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income. Wealth management operating revenues consist of transactional fees charged to clients as well as fees for portfolio asset management.

The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process.

Notes to Consolidated Financial Statements

Note 17. Segment Reporting (continued)

The following table presents segment information for the years ended December 31, 2014, 2013, and 2012.

	Commercial	Mortgage	Wealth			Consolidated
2014	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$37,816	$1,297	$-	$13	$(625)	$38,501
Gain on sale of loans	-	15,146	-	-	-	15,146
Other revenues	2,454	(614)	2,126	1,388	(1,200)	4,154
Total operating income	40,270	15,829	2,126	1,401	(1,825)	57,801

Expenses:
Interest expense	3,264	281	21	332	(625)	3,273
Salaries and employee benefits	11,897	9,212	1,545	-	-	22,654
Other expenses	6,220	1,293	910	3,141	(1,200)	10,364
Total operating expenses	21,381	10,786	2,476	3,473	(1,825)	36,291

Income (loss) before income taxes	$18,889	$5,043	$(350)	$(2,072)	$-	$21,510

Total assets	$1,006,576	$47,160	$1,624	$17,791	$(20,271)	$1,052,880

Capital expenditures	$251	$2	$-	$8	$-	$261

	Commercial	Mortgage	Wealth			Consolidated
2013	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$35,343	$1,505	$-	$12	$(984)	$35,876
Gain on sale of loans	926	20,183	-	-	-	21,109
Other revenues	3,002	3,034	980	1,574	(1,549)	7,041
Total operating income	39,271	24,722	980	1,586	(2,533)	64,026

Expenses:
Interest expense	3,620	577	-	499	(984)	3,712
Salaries and employee benefits	11,157	13,100	1,032	-	-	25,289
Other expenses	7,164	6,166	699	2,104	(1,549)	14,584
Total operating expenses	21,941	19,843	1,731	2,603	(2,533)	43,585

Income (loss) before income taxes	$17,330	$4,879	$(751)	$(1,017)	$-	$20,441

Total assets	$821,201	$27,586	$990	$13,821	$(16,416)	$847,182

Capital expenditures	$179	$114	$-	$45	$-	$338

	Commercial	Mortgage	Wealth			Consolidated
2012	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$35,964	$2,953	$-	$13	$(2,214)	$36,716
Gain on sale of loans	-	55,749	-	-	-	55,749
Other revenues	2,664	(4,430)	975	1,701	(1,865)	(955)
Total operating income	38,628	54,272	975	1,714	(4,079)	91,510

Expenses:
Interest expense	4,989	1,757	-	633	(2,214)	5,165
Salaries and employee benefits	10,640	19,642	1,199	-	-	31,481
Other expenses	8,269	17,217	614	2,198	(1,865)	26,433
Total operating expenses	23,898	38,616	1,813	2,831	(4,079)	63,079

Income (loss) before income taxes	$14,730	$15,656	$(838)	$(1,117)	$-	$28,431

Total assets	$747,935	$116,657	$1,447	$8,816	$(10,941)	$863,914

Capital expenditures	$231	$50	$-	$-	$-	$281

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Balance Sheets

	Year Ended December 31,
	2014	2013
	(In Thousands)
Assets
Cash	$9,985	$5,850
Investment in subsidiaries	92,515	85,114
Other assets	598	592
Total assets	$103,098	$91,556

Liabilities
Subordinated debentures	$-	$-
Other liabilities	4,194	422
Total liabilities	4,194	422

Shareholders' Equity
Common stock	8,742	8,659
Capital surplus	18,538	17,320
Retained earnings	72,168	67,121
Accumulated other comprehensive loss	(544)	(1,966)
Total shareholders' equity	98,904	91,134
Total liabilities and shareholders' equity	$103,098	$91,556

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Income
Dividends from subsidiaries	$9,390	$17,850	$11,200
Interest	13	12	12
Other	199	437	496
	9,602	18,299	11,708
Expenses
Interest expense on subordinated debentures	-	103	223
Other expenses	1,704	1,396	1,464
Total expenses	1,704	1,499	1,687
Income before income taxes and undistributed income of subsidiaries	7,898	16,800	10,021
Income tax (benefit)	(469)	(354)	(399)

Income before undistributed income of subsidiaries	8,367	17,154	10,420
Undistributed income of subsidiaries	5,558	(3,947)	7,303
Net income	$13,925	$13,207	$17,723

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$13,925	$13,207	$17,723

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	2,206	(3,168)	54
Less: reclassification adjustment for gains included in net income	(18)	-	-
Tax effect	(766)	1,109	(20)
Net of tax amount	1,422	(2,059)	34

Comprehensive income	$15,347	$11,148	$17,757

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Cash Flows from Operating Activities
Net income	$13,925	$13,207	$17,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(5,558)	3,947	(7,303)
Excess tax benefits	-	6	-
(Increase) decrease in other assets	(6)	1,302	216
Increase (decrease) in other liabilities	89	(183)	270
Stock-based compensation	236	195	231
Net cash provided by operating activities	8,686	18,474	11,137

Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries	(433)	-	-
Sale or repayment of investments in and advances to subsidiaries	30	-	-
Net cash used in investing activities	(403)	-	-

Cash Flows from Financing Activities
Repurchase of common stock	-	(765)	(770)
Net proceeds from issuance of common stock	1,066	773	1,082
Repayment of subordinated debentures	-	(6,186)	-
Dividends paid	(5,214)	(11,490)	(9,848)
Net cash used in financing activities	(4,148)	(17,668)	(9,536)

Increase in cash and cash equivalents	4,135	806	1,601

Cash and Cash Equivalents
Beginning	5,850	5,044	3,443

Ending	$9,985	$5,850	$5,044

Note 19. Bank-Owned Life Insurance

The Corporation had $15.3 million in bank-owned life insurance (“BOLI”) at December 31, 2014. The Corporation recognized interest income, which is included in other noninterest income, of $332 thousand during 2014.

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

With the supervision and participation of its Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) and based on this assessment has concluded the Corporation’s internal control over financial reporting is effective as of that date.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

Item 10 – Directors, Executive Officers And Corporate governance

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors,” “Certain Relationships and Related Transactions” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2015 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

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

Item 11 – Executive Compensation

The information contained under the caption “Executive Compensation” in the 2015 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The information contained under the captions “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2015 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13 – Certain Relationships and Related Transactions, and Director independence

The information regarding certain relationships between the Corporation and its directors and officers is contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” in the 2015 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2015 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

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
10.5*+	Annual Compensation of Non-Employee Directors
10.6*+	Base Salaries for Named Executive Officers
10.10+	Access National Corporation 2009 Stock Option Plan, effective May 19, 2009 (incorporated by reference to Appendix A to the definitive proxy statement filed April 15, 2009)
10.10.1+	Form of Stock Option Agreement for Employee under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.1 to Form 8-K filed July 6, 2009)
10.10.2+	Form of Stock Option Agreement for Non-employee Directors under 2009 Stock Option Plan.
10.13+	Employment Agreement between Access National Bank and Michael W. Clarke 2013 (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.13.1+	Amendment to Employment Agreement between Access National Bank and Michael W. Clarke, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.13.1 to Form 8-K filed November 25, 2013)
10.14+	Employment Agreement between Access National Bank and Robert C. Shoemaker 2013 (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.14.1+	Amendment to Employment Agreement between Access National Bank and Robert C. Shoemaker, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14.1 to Form 8-K filed November 25, 2013)
10.15+	Employment Agreement between Access National Bank and Dean Hackemer 2013 (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.15.1+	Amendment to Employment Agreement between Access National Bank and Dean Hackemer, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.15.1 to Form 8-K filed November 25, 2013)
10.16+	Employment Agreement between Access National Bank and Margaret M. Taylor (incorporated by reference to Exhibit 10.16 to Form 10-Q filed May 10, 2013 (file number 000-49929))

10.16.1+	Amendment to Employment Agreement between Access National Bank and Margaret M. Taylor, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.16.1 to Form 8-K filed November 25, 2013)
21*	Subsidiaries of Access National Corporation
23*	Consent of BDO USA, LLP
24*	Power of Attorney (included on the signature page of this report)
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income,(iii) Consolidated Statements of Comprehensive Income, (iv) Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

+ indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation
(Registrant)

Date: March 11, 2015	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer

Date: March 11, 2015	By:	/s/ Margaret M. Taylor
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

Signature	Title	Date

/s/ Michael W. Clarke
Michael W. Clarke	President, Chief Executive Officer & Director	March 11, 2015
(Principal Executive Officer)

/s/ John W. Edgemond IV		March 11, 2015
John W. Edgemond IV	Director

/s/ Martin S. Friedman
Martin S. Friedman	Director	March 11, 2015

/s/ James L. Jadlos
James L. Jadlos	Chairman & Director	March 11, 2015

/s/ Thomas M. Kody
Thomas M. Kody	Director	March 11, 2015

/s/ Robert C. Shoemaker
Robert C. Shoemaker	Director	March 11, 2015

/s/ J. Randolph Babbitt
J. Randolph Babbitt	Director	March 11, 2015

/s/ Michael G. Anzilotti
Michael G. Anzilotti	Director	March 11, 2015

/s/ Margaret M. Taylor
Margaret M. Taylor	Senior Vice President and Chief Financial Officer	March 11, 2015
(Principal Financial Officer and Principal Accounting Officer)

