Form 10-Q
period 2015-03-31
ACCESS NATIONAL CORP
filed 2015-05-11
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of May 7, 2015 was 10,519,376 shares.

Table of Contents

ACCESS NATIONAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$11,324	$9,804
Interest-bearing deposits in other banks and federal funds sold	33,602	46,225
Securities:
Securities available-for-sale, at fair value	122,027	125,080
Securities held-to-maturity, at amortized cost (fair value of $14,524 and $14,378)	14,304	14,309
Total investment securities	136,331	139,389

Restricted stock	8,321	8,961
Loans held for sale, at fair value	57,151	45,026
Loans	794,214	776,603
Allowance for loan losses	(13,331)	(13,399)
Net loans	780,883	763,204
Premises and equipment, net	6,889	6,926
Accrued interest receivable	2,907	2,907
Other assets	31,794	30,438
Total assets	$1,069,202	$1,052,880

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$290,294	$252,875
Savings and interest-bearing deposits	246,806	233,773
Time deposits	249,219	268,795
Total deposits	786,319	755,443
Other liabilities
Short-term borrowings	160,529	185,635
Long-term borrowings	10,000	-
Other liabilities and accrued expenses	9,764	12,898
Total liabilities	$966,612	$953,976

SHAREHOLDERS' EQUITY
Common stock, par value, $0.835; authorized, 60,000,000 shares; issued and outstanding, 10,517,876 shares at March 31, 2015 and 10,469,569 shares at December 31, 2014	$8,782	$8,742
Additional paid in capital	19,378	18,538
Retained earnings	74,276	72,168
Accumulated other comprehensive income (loss), net	154	(544)
Total shareholders' equity	102,590	98,904
Total liabilities and shareholders' equity	$1,069,202	$1,052,880

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest and Dividend Income
Interest and fees on loans	$9,434	$8,459
Interest on deposits in other banks	27	18
Interest and dividends on securities	815	468
Total interest and dividend income	10,276	8,945

Interest Expense
Interest on deposits	733	728
Interest on short-term borrowings	99	71
Interest on long-term borrowings	2	-
Total interest expense	834	799

Net interest income	9,442	8,146
Provision for loan losses	-	-
Net interest income after provision for loan losses	9,442	8,146

Noninterest Income
Service fees on deposit accounts	197	177
Gain on sale of loans	3,571	1,728
Other income	2,537	1,351
Total noninterest income	6,305	3,256

Noninterest Expense
Salaries and employee benefits	6,717	4,887
Occupancy and equipment	754	707
Other operating expenses	2,775	2,068
Total noninterest expense	10,246	7,662

Income before income taxes	5,501	3,740

Income tax expense	1,928	1,326
NET INCOME	$3,573	$2,414

Earnings per common share:
Basic	$0.34	$0.23
Diluted	$0.34	$0.23

Average outstanding shares:
Basic	10,473,366	10,391,080
Diluted	10,517,222	10,447,085

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$3,573	$2,414

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	1,075	1,002
Less: reclassification adjustment for gains included in net income	-	-
Tax effect	(377)	(351)
Net of tax amount	698	651

Comprehensive income	$4,271	$3,065

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share Data)

(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2014	$8,742	$18,538	$72,168	$(544)	$98,904
Net income	-	-	3,573	-	3,573
Other comprehensive income	-	-	-	698	698
Stock options exercised (3,100 shares)	3	33	-	-	36
Issuance of restricted common stock (7,500 shares)	6	122	-	-	128
DRSPP shares issued from reserve (37,707)	31	607	-	-	638
Cash dividend ($0.14 per share)	-	-	(1,465)	-	(1,465)
Stock-based compensation expense recognized in earnings	-	78	-	-	78

Balance, March 31, 2015	$8,782	$19,378	$74,276	$154	$102,590

Balance, December 31, 2013	$8,659	$17,320	$67,121	$(1,966)	$91,134
Net income	-	-	2,414	-	2,414
Other comprehensive income	-	-	-	651	651
Stock options exercised (8,887 shares)	7	70	-	-	77
Issuance of restricted common stock (24,017 shares)	20	365	-	-	385
Cash dividend ($0.11 per share)	-	-	(1,143)	-	(1,143)
Stock-based compensation expense recognized in earnings	-	59	-	-	59

Balance, March 31, 2014	$8,686	$17,814	$68,392	$(1,315)	$93,577

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$3,573	$2,414
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for off balance sheet losses	10	-
Income from bank-owned life insurance	117	-
Deferred tax benefit	(6)	(3)
Stock-based compensation	78	59
Valuation allowance on derivatives	(302)	10
Net amortization (accretion) on securities	235	(203)
Depreciation and amortization	119	118
Changes in assets and liabilities:
Increase in valuation of loans held for sale carried at fair value	(325)	(246)
Increase in loans held for sale	(11,800)	(2,618)
Increase in other assets	(1,251)	(1,380)
Decrease in other liabilities	(3,441)	(53)
Net cash used in operating activities	(12,993)	(1,902)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and prepayments of securities available for sale	3,897	1,680
Proceeds from sale of securities	-	9,379
Purchases of securities available for sale	-	(23,892)
Proceeds from maturities and calls of securities held to maturity	-	5,000
Purchases of Federal Reserve and Federal Home Loan Bank stock	(1,985)	(1,575)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	2,625	8,373
Purchase of bank owned life insurance	-	(5,000)
Net increase in loans	(17,680)	(29,767)
Purchases of premises and equipment	(75)	(107)
Net cash used in investing activities	(13,218)	(35,909)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	50,453	78,750
Net (decrease) increase in time deposits	(19,576)	153,702
Decrease in securities sold under agreement to repurchase	(5,106)	(10,209)
Net decrease in other short-term borrowings	(20,000)	(145,000)
Net increase in long-term borrowings	10,000	-
Proceeds from issuance of common stock	802	462
Dividends paid	(1,465)	(1,143)
Net cash provided by financing activities	15,108	76,562

(Decrease) increase in cash and cash equivalents	(11,103)	38,751
Cash and Cash Equivalents
Beginning	56,029	23,419
Ending	$44,926	$62,170
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$786	$785
Cash payments for income taxes	$393	$16
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$1,075	$1,002

See accompanying notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association. The Bank has three active wholly owned subsidiaries: Access Real Estate LLC (“Access Real Estate”), a real estate company; ACME Real Estate LLC, a real estate holding company of foreclosed property; and Access Capital Management Holding LLC (“ACM”), a holding company for Capital Fiduciary Advisors, L.L.C., Access Investment Services, L.L.C. and Access Insurance Group, L.L.C.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2014, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first three months of 2015, the Corporation granted 121,434 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first three months of 2015 and 2014 was $78 thousand and $59 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of March 31, 2015 was $671,165. The cost is expected to be recognized over a weighted average period of 1.43 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the three months ended March 31, 2015 and 2014 is presented as follows:

Three Months Ended
March 31, 2015

Expected life of options granted, in years	4.81
Risk-free interest rate	1.06%
Expected volatility of stock	30%
Annual expected dividend yield	3%

Fair Value of Granted Options	$342,570
Non-Vested Options	310,344

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	316,423	$14.02	3.20	$917,215
Granted	121,434	17.95	4.81	-
Exercised	(3,100)	11.50	2.32	20,771
Lapsed or Canceled	(450)	$15.55	3.27	$-

Outstanding at March 31, 2015	434,307	$15.14	3.48	$1,564,733

Exercisable at March 31, 2015	123,963	$13.26	2.70	$679,184

Three Months Ended
March 31, 2014

Expected life of options granted, in years	4.82
Risk-free interest rate	0.69%
Expected volatility of stock	36%
Annual expected dividend yield	3%

Fair value of granted options	$300,152
Non-vested options	287,965

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	281,380	$11.77	3.20	$951,526
Granted	120,500	15.96	4.82	-
Exercised	(8,887)	8.72	1.97	65,010
Lapsed or canceled	(250)	$6.68	0.32	$-

Outstanding at March 31, 2014	392,743	$13.13	3.55	$1,210,095

Exercisable at March 31, 2014	104,778	$10.23	2.25	$627,082

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at March 31, 2015 and December 31, 2014. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$18,998	$-	$(135)	$18,863
Mortgage backed securities	67,267	439	(208)	67,498
Corporate bonds	13,223	160	-	13,383
Asset backed Securities	16,766	92	(101)	16,757
Municipals - nontaxable	4,037	47	-	4,084
CRA Mutual fund	1,500	-	(58)	1,442
	$121,791	$738	$(502)	$122,027

Held-to-maturity:
U.S. Government agencies	$9,986	$130	$-	$10,116
Municipals	2,624	83	-	2,707
Municipals - nontaxable	1,694	7	-	1,701
	$14,304	$220	$-	$14,524

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$18,998	$-	$(473)	$18,525
Mortgage backed securities	70,001	136	(439)	69,698
Corporate bonds	13,304	95	(27)	13,372
Asset backed Securities	18,072	83	(172)	17,983
Municipals - nontaxable	4,042	24	(1)	4,065
CRA Mutual fund	1,500	-	(63)	1,437
	$125,917	$338	$(1,175)	$125,080

Held-to-maturity:
U.S. Government agencies	$9,985	$46	(25)	$10,006
Municipals	2,627	41	-	2,668
Municipals - nontaxable	1,697	10	(3)	1,704
	$14,309	$97	$(28)	$14,378

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of March 31, 2015 and December 31, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	March 31, 2015		December 31, 2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
US Government agencies:
Due after five through ten years	$18,998	$18,863	$18,998	$18,525
Mortgage backed securities:
Due after five through ten years	6,428	6,462	6,533	6,481
Due after ten through fifteen years	37,758	37,860	39,311	39,115
Due after fifteen years	23,081	23,176	24,157	24,102
Corporate bonds:
Due in one year or less	1,999	2,017	1,998	2,023
Due after one through five years	11,224	11,366	11,306	11,349
Asset backed securities:
Due after five through ten years	5,098	5,172	6,134	6,199
Due after fifteen years	11,668	11,585	11,938	11,784
Municipals - nontaxable:
Due after five through ten years	403	417	404	413
Due after ten through fifteen years	1,364	1,381	1,366	1,381
Due after fifteen years	2,270	2,286	2,272	2,271

CRA Mutual fund	1,500	1,442	1,500	1,437
Total	$121,791	$122,027	$125,917	$125,080

Held-to-maturity:
US Government agencies:
Due after one through five years	$5,000	$5,099	$5,000	$5,046
Due after ten through fifteen years	4,986	5,017	4,985	4,960
Municipals:
Due after five through ten years	428	449	428	444
Due after ten through fifteen years	2,196	2,258	1,638	1,666
Due after fifteen years	-	-	561	558
Municipals - nontaxable:
Due after ten through fifteen years	1,411	1,418	1,414	1,421
Due after fifteen years	283	283	283	283
Total	$14,304	$14,524	$14,309	$14,378

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $106.0 million at March 31, 2015 and $102.6 million at December 31, 2014.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at March 31, 2015 and December 31, 2014 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
March 31, 2015	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$5,974	$(25)	$13,945	$(183)	$19,919	$(208)
U.S. Government agencies	14,890	(108)	3,973	(27)	18,863	(135)
Asset backed securities	4,192	(32)	2,893	(69)	7,085	(101)
CRA Mutual fund	-	-	1,442	(58)	1,442	(58)
Total	$25,056	$(165)	$22,253	$(337)	$47,309	$(502)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2014	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$19,252	$(74)	$17,141	$(365)	$36,393	$(439)
U.S. Government agencies	-	-	18,525	(473)	18,525	(473)
Municipals - nontaxable	2,271	(1)	-	-	2,271	(1)
Corporate bonds	4,480	(27)	-	-	4,480	(27)
Asset backed securities	6,289	(71)	2,995	(101)	9,284	(172)
CRA Mutual fund	-	-	1,437	(63)	1,437	(63)
Total	$32,292	$(173)	$40,098	$(1,002)	$72,390	$(1,175)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	$4,960	$(25)	$4,960	$(25)
Municipals - nontaxable	842	(3)	-	-	842	(3)
Total	$842	$(3)	$4,960	$(25)	$5,802	$(28)

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

NOTE 3 – SECURITIES (continued)

U.S. Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. On March 31, 2015, there were four available-for-sale securities had unrealized losses of $135 thousand. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. As the securities are obligations of government agencies, it is the Corporation’s intent to hold these securities until a market price recovery or maturity, and it is more-likely-than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mortgage-backed

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At March 31, 2015, eight securities had unrealized losses of $208 thousand. As these securities are Ginnie Mae and government sponsored entity securities backed by the United States Government, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more-likely-than not that the Corporation will not be required to sell these securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Asset-backed Securities

The Corporation’s unrealized loss on its other investments was caused by interest rate fluctuations. At March 31, 2015, four securities had unrealized losses of $101 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At March 31, 2015, this one security had an unrealized loss of $58 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more-likely-than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock. The amortized costs of the restricted stock as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Restricted Stock:	(In Thousands)

Federal Reserve Bank stock	$999	$999

FHLB stock	7,322	7,962
	$8,321	$8,961

NOTE 3 – SECURITIES (continued)

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of March 31, 2015 and December 31, 2014, the obligations outstanding under these repurchase agreements totaled $20.5 million and $25.6 million, respectively, while the fair value of the securities pledged in connection with these repurchase agreements was $24.8 million and $26.1 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate-owner occupied	$210,131	26.46%	$199,442	25.68%
Commercial real estate-non owner occupied	123,387	15.54	125,442	16.15
Residential real estate	191,914	24.16	194,213	25.01
Commercial	219,623	27.65	210,278	27.08
Real estate construction	43,290	5.45	41,080	5.29
Consumer	5,869	0.74	6,148	0.79
Total loans	$794,214	100.00%	$776,603	100.00%
Less allowance for loan losses	13,331		13,399
	$780,883		$763,204

Unearned income and net deferred loan fees and costs totaled $1.6 million at March 31, 2015 and December 31, 2014. Loans pledged to secure borrowings at the FHLB totaled $209.6 million and $215.8 million at March 31, 2015 and December 31, 2014, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $13.3 million at March 31, 2015 compared to $13.4 million at year end December 31, 2014. The allowance for loan losses was equivalent to 1.68% and 1.73% of total loans held for investment at March 31, 2015 and December 31, 2014, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

Three months ended March 31, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance for credit losses:	(In Thousands)
Beginning Balance	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Charge-offs	-	-	-	(114)	-	-	(114)
Recoveries	-	-	24	22	-	-	46
Provisions	109	(143)	(150)	146	40	(2)	-
Ending Balance	$3,338	$1,751	$3,182	$4,338	$636	$86	$13,331

Three months ended March 31, 2014	Commercial real estate – owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance for credit losses:	(In Thousands)
Beginning Balance	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136
Charge-offs	-	-	-	(16)	-	-	(16)
Recoveries	-	-	40	11	-	-	51
Provisions	(2)	(19)	(109)	66	43	21	-
Ending Balance	$3,761	$1,715	$3,251	$3,545	$786	$113	$13,171

	Recorded Investment in Loans

March 31, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,338	$1,751	$3,182	$4,338	$636	$86	$13,331
Ending balance: individually evaluated for impairment	$-	$-	$-		$-	$-	$-
Ending balance: collectively evaluated for impairment	$3,338	$1,751	$3,182	$4,338	$636	$86	$13,331
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$210,131	$123,387	$191,914	$219,623	$43,290	$5,869	$794,214
Ending balance: individually evaluated for impairment	$355	$6,040	$318	$1,321	$-	$-	$8,034
Ending balance: collectively evaluated for impairment	$209,776	$117,347	$191,596	$218,302	$43,290	$5,869	$786,180
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2014	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Ending balance: individually evaluated for impairment	$-	$-	$-	$115	$-	$-	$115
Ending balance: collectively evaluated for impairment	$3,229	$1,894	$3,308	$4,169	$596	$88	$13,284
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$199,442	$125,442	$194,213	$210,278	$41,080	$6,148	$776,603
Ending balance: individually evaluated for impairment	$356	$-	$320	$1,515	$-	$-	$2,191
Ending balance: collectively evaluated for impairment	$199,086	$125,442	$193,893	$208,763	$41,080	$6,148	$774,412
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at March 31, 2015 or December 31, 2014. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of March 31, 2015 and December 31, 2014 is shown below.

Credit Risk Profile by Risk Rating

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	3/31/15	12/31/14	3/31/15	12/31/14	3/31/15	12/31/14	3/31/15	12/31/14	3/31/15	12/31/14	3/31/15	12/31/14	3/31/15	12/31/14
	(In Thousands)
Pass	$204,900	$194,007	$112,159	$111,301	$189,840	$191,512	$203,939	$194,585	$43,489	$41,253	$5,869	$6,148	$760,196	$738,806
Special mention	1,996	2,115	-	2,627	1,932	2,100	13,054	10,519	-	-	-	-	16,982	17,361
Substandard	3,742	3,767	11,564	11,751	342	936	2,959	5,540	-	-	-	-	18,607	21,994
Doubtful	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unearned income	(507)	(447)	(336)	(237)	(200)	(335)	(329)	(366)	(199)	(173)	-	-	(1,571)	(1,558)
Total	$210,131	$199,442	$123,387	$125,442	$191,914	$194,213	$219,623	$210,278	$43,290	$41,080	$5,869	$6,148	$794,214	$776,603

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

Credit Risk Profile Based on Payment Activity

	Commercial real estate - owner occupied		Commercial real estate - non-owner occupied		Residential real estate		Commercial		Real estate construction		Consumer		Totals
	3/31/15	12/31/14	3/31/15	12/31/14	3/31/15	12/31/14	3/31/15	12/31/14	3/31/15	12/31/14	3/31/15	12/31/14	3/31/15	12/31/14
	(In Thousands)
Performing	$210,131	$199,442	$117,347	$125,442	$191,785	$194,084	$219,008	$208,785	$43,290	$41,080	$5,869	$6,148	$787,430	$774,981
Non-performing	-	-	6,040	-	129	129	615	1,493	-	-	-	-	6,784	1,622
Total	$210,131	$199,442	$123,387	$125,442	$191,914	$194,213	$219,623	$210,278	$43,290	$41,080	$5,869	$6,148	$794,214	$776,603

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of March 31, 2015 and December 31, 2014. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$210,131	$210,131
Commercial real estate - non-owner occupied	-	-	-	-	6,040	117,347	123,387
Residential real estate	-	-	-	-	129	191,785	191,914
Commercial	796	-	-	796	615	218,212	219,623
Real estate construction	-	-	-	-	-	43,290	43,290
Consumer	-	-	-	-	-	5,869	5,869
Total	$796	$-	$-	$796	$6,784	$786,634	$794,214

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$199,442	$199,442
Commercial real estate - non-owner occupied	-	-	-	-	-	125,442	125,442
Residential real estate	-	217	-	217	129	193,867	194,213
Commercial	-	-	-	-	1,493	208,785	210,278
Real estate construction	-	-	-	-	-	41,080	41,080
Consumer	-	-	-	-	-	6,148	6,148
Total	$-	$217	$-	$217	$1,622	$774,764	$776,603

During the first quarter of 2015, one $6 million loan was added to non-accrual status increasing the total of non-accrual loans to $6.8 million from $1.6 million at December 31, 2014.

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

No loans were modified in connection with a troubled debt restructuring during the three month periods ended March 31, 2015 and March 31, 2014.

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payment applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the three month periods ended March 31, 2015 and 2014.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below shows the results of management’s analysis of impaired loans as of March 31, 2015 and December 31, 2014.

	Impaired Loans

	March 31, 2015			December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$355	$355	$-	$356	$356	$-
Commercial real estate - non-owner occupied	6,040	6,040	-	-	-	-
Residential real estate	318	360	-	320	362	-
Commercial	1,321	1,421	-	1,401	1,913	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	-	-	-	-	-	-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	-	-	-	114	120	115
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	355	355	-	356	356	-
Commercial real estate - non-owner occupied	6,040	6,040	-	-	-	-
Residential real estate	318	360	-	320	362	-
Commercial	1,321	1,421	-	1,515	2,033	115
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	$8,034	$8,176	$-	$2,191	$2,751	$115

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended
	March 31, 2015	March 31, 2014
	Average Recorded Investment	Average Recorded Investment

Commercial real estate - owner occupied	$355	$362
Commercial real estate - non-owner occupied	6,101	-
Residential real estate	403	850
Commercial	1,534	2,036
Real estate construction	-	-
Consumer	-	-
Total	$8,393	$3,248

NOTE 5 – SEGMENT REPORTING

The Corporation has three reportable segments: traditional commercial banking, mortgage banking, and wealth management. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income. Wealth management operating revenues consist principally of transactional fees charged to clients as well as fees for portfolio asset management.

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

The following table presents segment information as of and for the three months ended March 31, 2015 and 2014:

	Commercial	Mortgage	Wealth			Consolidated
March 31, 2015	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$10,080	$362	$-	$3	$(169)	$10,276
Gain on sale of loans	-	3,571	-	-	-	3,571
Other revenues	719	1,425	545	346	(301)	2,734
Total revenues	10,799	5,358	545	349	(470)	16,581

Expenses:
Interest expense	838	95	6	64	(169)	834
Salaries and employee benefits	3,227	3,026	464	-	-	6,717
Other expenses	1,804	1,225	207	594	(301)	3,529
Total operating expenses	5,869	4,346	677	658	(470)	11,080

Income (loss) before income taxes	$4,930	$1,012	$(132)	$(309)	$-	$5,501

Total assets	$1,010,045	$60,042	$1,284	$15,741	$(17,910)	$1,069,202

	Commercial	Mortgage	Wealth			Consolidated
March 31, 2014	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$8,848	$202	$-	$3	$(108)	$8,945
Gain on sale of loans	-	1,728	-	-	-	1,728
Other revenues	483	549	509	287	(300)	1,528
Total revenues	9,331	2,479	509	290	(408)	12,201

Expenses:
Interest expense	802	10	0	95	(108)	799
Salaries and employee benefits	2,800	1,800	287	-	-	4,887
Other expenses	1,548	666	230	631	(300)	2,775
Total operating expenses	5,150	2,476	517	726	(408)	8,461

Income (loss) before income taxes	$4,181	$3	$(8)	$(436)	$-	$3,740

Total assets	$893,580	$33,461	$1,895	$14,354	$(16,490)	$926,800

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2015 and 2014, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$3,573	$2,414
Weighted average shares outstanding	10,473,366	10,391,080

Basic earnings per share	$0.34	$0.23

DILUTED EARNINGS PER SHARE:
Net income	$3,573	$2,414
Weighted average shares outstanding	10,473,366	10,391,080
Dilutive stock options	43,856	56,005
Weighted average diluted shares outstanding	10,517,222	10,447,085

Diluted earnings per share	$0.34	$0.23

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

NOTE 7 – DERIVATIVES (continued)

At March 31, 2015 and December 31, 2014, the Bank had open forward contracts with a notional value of $77.3 million and $45.3 million, respectively. At March 31, 2015 and December 31, 2014, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was ($557) thousand and ($349) thousand at March 31, 2015 and December 31, 2014, respectively.

Interest rate lock commitments totaled $57.7 million and $23.5 million at March 31, 2015 and December 31, 2014, respectively, and included $9.0 million and $5.3 million that were made on a best efforts basis at March 31, 2015 and December 31, 2014, respectively. Fair values of these best efforts commitments were $70 thousand and $39 thousand at March 31, 2015 and December 31, 2014, respectively. The remaining hedged interest rate lock commitments totaling $48.7 million and $18.2 million at March 31, 2015 and December 31, 2014 had a fair value of $679 thousand and $200 thousand, respectively.

Included in other noninterest income for the three months ended March 31, 2015 and March 31, 2014 was a net gain of $439 thousand and a net loss of $25 thousand, respectively, relating to derivative instruments. The amount included in other noninterest income for the three months ended March 31, 2015 and March 31, 2014 pertaining to its hedging activities was a net realized loss of $513 thousand and a net realized loss of $343 thousand, respectively.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860)” which changes the accounting for repurchase financing agreements. It also requires additional disclosures about repurchase agreements and other similar transactions. Under this ASU, transactions would all be accounted for as secured borrowings as the guidance eliminates sale accounting for repurchase-to-maturity transactions. The amendments in the ASU require new disclosures for transactions that are economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the transaction term as well as expanded disclosures on the nature of pledged collateral in repurchase agreements. The provisions of ASU 2014-11 are effective for annual periods beginning after December 15, 2014. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718)”. The amendments in this ASU require a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair values of the award, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in the ASU are effective for annual periods beginning after December 15, 2015. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30)”. This ASU requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability. The amendments in the ASU are effective beginning after December 15, 2015. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

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

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of March 31, 2015 and December 31, 2014, are summarized below:

	Fair Value Measurement
	at March 31, 2015 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$18,863	$-	$18,863	$-
Mortgage backed securities	67,498	-	67,498	-
Corporate bonds	13,383	-	13,383	-
Asset backed securities	16,757	-	16,757	-
Municipals - nontaxable	4,084	-	4,084	-
CRA Mutual fund	1,442	-	1,442	-
Total available-for-sale investment securities	122,027	-	122,027	-

Residential loans held for sale	57,151	-	57,151	-
Derivative assets	929	-	-	929
Total Financial Assets-Recurring	$180,107	$-	$179,178	$929

Financial Liabilities-Recurring
Derivative liabilities	$737	$-	$-	$737
Total Financial Liabilities-Recurring	$737	$-	$-	$737

Financial Assets-Non-Recurring
Impaired loans (1)	$8,034	$-	$-	$8,034
Total Financial Assets-Non-Recurring	$8,034	$-	$-	$8,034

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan’s effective interest rate.

NOTE 9 - FAIR VALUE (continued)

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

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan’s effective rate.

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the three month periods ended March 31, 2015 and 2014.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Balance, beginning of period	$(110)	$95
Realized and unrealized gains (losses) included in earnings	302	(10)
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$192	$85

NOTE 9 - FAIR VALUE (Continued)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at March 31, 2015 and December 31, 2014:

Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$929	Market pricing (3)	Estimated pullthrough	75% - 90% (85.7%)
Derivative liabilities	$737	Market pricing (3)	Estimated pullthrough	75% - 90% (85.7%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$6,713	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 20% (14%)
Impaired loans - Non-real estate secured	$1,321	Cash flow basis	Liquidation expenses (2)	0% - 10% (0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented.

	December 31, 2014
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - recurring
Derivative assets	$330	Market pricing (3)	Estimated pullthrough	75% - 90% (84.5%)
Derivative liabilities	$440	Market pricing (3)	Estimated pullthrough	75% - 90% (84.5%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$676	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 20% (8%)
Impaired loans - Non-real estate secured	$1,515	Cash flow basis	Liquidation expenses (2)	0% - 10% (0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.

(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.

(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented.

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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at March 31, 2015, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$57,151	$2,239	$54,912

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

At March 31, 2015 and December 31, 2014, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

NOTE 9 - FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$44,926	$44,926	$56,029	$56,029
Securities available-for-sale	122,027	122,027	125,080	125,080
Securities held-to-maturity	14,304	14,524	14,309	14,378
Restricted stock	8,321	8,321	8,961	8,961
Loans, net of allowance	838,034	865,339	808,230	837,937
Derivatives	929	929	330	330
Total financial assets	$1,028,541	$1,056,066	$1,012,939	$1,042,715

Financial liabilities:
Deposits	$786,319	$784,659	$755,443	$753,675
Short-term borrowings	160,529	160,313	185,635	185,396
Long-term borrowings	10,000	9,985	-	-
Derivatives	737	737	440	440
Total financial liabilities	$957,585	$955,694	$941,518	$939,511

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $13.8 million and $16.8 million in outstanding commitments at March 31, 2015 and December 31, 2014, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $245.3 million and $249.4 million in unfunded lines of credit whose contract amounts represent credit risk at March 31, 2015 and December 31, 2014, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $4.1 million and $4.2 million at March 31, 2015 and December 31, 2014, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At March 31, 2015 and December 31, 2014 the balance in this account totaled $651 thousand and $641 thousand, respectively.

The mortgage division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The mortgage division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At March 31, 2015 and December 31, 2014, the balance in this reserve totaled $1.2 million.

The following table shows the changes to the allowance for losses on mortgage loans sold.

	Allowance for Losses on Mortgage Loans Sold

	Three Months ended March 31,		Year ended
	2015	2014	December 31, 2014
	(In Thousands)

Allowance for losses on mortgage loans sold -beginning of period	$1,198	$4,645	$4,645
Provision charged to (released from) operating expense	-	-	(3,250)
Recoveries	-	-	5
Charge-offs	(11)	-	(202)
Allowance for losses on mortgage loans sold - end of period	$1,187	$4,645	$1,198

NOTE 11 – BANK-OWNED LIFE INSURANCE POLICIES

The Corporation had $15.4 million and $15.3 million in bank-owned life insurance (“BOLI”) at March 31, 2015 and December 31, 2014, respectively. The Corporation recognized interest income, which is included in other noninterest income, of $117 thousand for the three months ended March 31, 2015. The Corporation did not recognize any interest income in relation to its BOLI for the three months ended March 31, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

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

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A – Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At March 31, 2015, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to net income is recognized. At March 31, 2015, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At March 31, 2015, the Corporation’s assets remained steady at $1.1 billion from December 31, 2014. Loans held for investment increased by $17.6 million while loans held for sale increased by $12.1 million. These increases were offset by a decrease in interest-bearing balances of $12.6 million. The first quarter of 2015 reflected loan growth in the commercial real estate – owner occupied, commercial and real estate construction categories of the loans held for investment portfolio. Overall, the portfolio of loans held for investment grew at an annualized rate of 9.1%. At March 31, 2015, loans secured by real estate collateral comprised 71.6% of our total loan portfolio, with loans secured by commercial real estate contributing 42.0% of our total loan portfolio, loans secured by residential real estate contributing 24.2% and real estate construction loans contributing 5.4%. Loans held for sale totaled $57.2 million at March 31, 2015, compared to $45.0 million at December 31, 2014. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $786.3 million at March 31, 2015, compared to $755.4 million at December 31, 2014, an increase of $30.9 million. Noninterest-bearing deposits increased $37.4 million from $252.9 million at December 31, 2014 to $290.3 million at March 31, 2015. Savings and interest-bearing deposits increased to $246.8 million at March 31, 2015 from $233.8 million at December 31, 2014, an increase of $13.0 million. These increases were offset by a decrease in time deposits of $19.6 million due mainly to a decrease in Certificate of Deposit Account Registry Service (CDARS) deposits totaling $20.3 million.

Net income for the first quarter of 2015 totaled $3.6 million compared to $2.4 million for the same period in 2014. Earnings per diluted share were $0.34 for the first quarter of 2015, compared to $0.23 per diluted share in the same period of 2014. First quarter 2015 pretax earnings increased $1.8 million or 47.1% when compared to first quarter 2014 pretax earnings. The increase was primarily due to increases in pretax income for both the banking and mortgage segments from first quarter 2014 of $749 thousand and $1.0 million, respectively. The banking segment’s increase was due to an increase in net interest income over first quarter 2014 of $1.2 million and was partially offset by an increase in salaries and employee benefits of $427 thousand. The mortgage segment’s increase over first quarter 2014 was due to an increase in mortgage loan originations of $44.0 million or 62.3%.

Non-performing assets (“NPA”) totaled $6.8 million, or 0.63%, of total assets at March 31, 2015, up from 0.15% of total assets at December 31, 2014. This increase in NPAs was due to the addition of one $6 million loan to non-accrual status. NPAs are comprised solely of non-accrual loans at March 31, 2015.

The unemployment rate for Fairfax County, Virginia was at 4.0% as of February 2015 and still well below the 4.8% for the state of Virginia at the end of March 2015 and 5.5% for the nation at the end of March 2015. Information reviewed at the Federal Open Market Committee’s (FOMC) March 2015 meeting suggested economic growth has moderated since January 2015. Labor market indicators showed further improvement with strong gains and a lower unemployment rate suggesting underutilization of labor resources continues to diminish. The FOMC reaffirmed its view that the current target rate for the federal funds rate remains appropriate. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio. The Corporation’s net interest margin for the three months ended March 31, 2015 decreased to 3.72% from the March 31, 2014 percentage of 3.78%. While there is no certainty to the magnitude of any impact, the continued extended period of low short-term interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

While we continue to see price appreciation in the local residential real estate market, there is no guarantee that these positive trends will continue, and contrasting the real estate market price appreciation are mixed results in the labor markets. As such, we remain cautious as to the macro-economic risks, many openly identified by the Federal Open Market Committee, including persistently high rates of underemployment. As a consequence, we have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 – 2009. In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses. The Corporation is optimistic with a strong capital base and being positioned for continued growth.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, a CRA mutual fund, and other asset backed securities as well as municipal bonds. The portfolio does not have any non-agency mortgage backed securities or trust preferred securities.

At March 31, 2015 the fair value of the securities portfolio totaled $136.6 million, compared to $139.5 million at December 31, 2014. Included in the fair value totals are held-to-maturity securities with an amortized cost of $14.3 million (fair value of $14.5 million) and $14.3 million (fair value of $14.4 million) at March 31, 2015 and December 31, 2014, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $794.2 million at March 31, 2015 compared to $776.6 million at December 31, 2014, an increase of $17.6 million or 2.3%. Comprising the majority of the growth, commercial real estate – owner occupied loans increased $10.7 million, commercial loans increased $9.3 million and real estate construction loans increased $2.2 million. These increases were offset by a decrease in commercial real estate – non-owner occupied of $2.1 million, a decrease in residential real estate loans of $2.3 million and a decrease in consumer loans of $279 thousand. The overall increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at March 31, 2015.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the second largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $210.1 million, representing 26.46% of the loan portfolio at March 31, 2015. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $123.4 million and representing 15.54% of the loan portfolio at March 31, 2015. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the third largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $191.9 million and comprised 24.16% of the loan portfolio at March 31, 2015. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of March 31, 2015: home equity lines of credit, 19.3%; first trust mortgage loans, 72.5%; and junior trust loans, 8.2%.

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

Commercial Loans: Commercial Loans represented the largest segment of the loan portfolio, totaling $219.6 million and representing 27.65% of the loan portfolio at March 31, 2015. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $43.3 million and represented 5.45% of the loan portfolio at March 31, 2015. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which was the smallest segment of the loan portfolio, totaled $5.9 million and represented 0.74% of the loan portfolio at March 31, 2015. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the mortgage division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At March 31, 2015, LHFS at fair value totaled $57.2 million compared to $45.0 million at December 31, 2014.

The LHFS loans are closed by the Bank and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the first quarter of 2015 we originated $114.5 million of loans processed in this manner, compared to $70.6 million for the first quarter of 2014. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $13.3 million at March 31, 2015 compared to $13.4 million at December 31, 2014. The allowance for loan losses was equivalent to 1.68% and 1.73% of total loans held for investment at March 31, 2015 and December 31, 2014, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At March 31, 2015 and December 31, 2014, the Bank had non-performing assets totaling $6.8 million and $1.6 million, respectively. This increase in NPAs since December 31, 2014 was due to the addition of one $6 million loan to non-accrual status. Non-performing assets consist of non-accrual loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of the Bank’s non-performing assets at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(Dollars In Thousands)
Non-accrual loans :
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied	6,040	-
Residential real estate	129	129
Commercial	615	1,493
Real estate construction	-	-
Consumer	-	-
Total non-accrual loans	$6,784	$1,622

Other real estate owned ("OREO")	-	-

Total non-performing assets	$6,784	$1,622

Restructured loans included above in non-accrual loans	$-	$698

Ratio of non-performing assets to:
Total loans plus OREO	0.85%	0.21%

Total Assets	0.63%	0.15%

Accruing Past due loans:
90 or more days past due	$-	$-

Not included in the table above is other real estate owned in the amount of $500 thousand. During 2014, Access Real Estate LLC (ARE) transferred an undeveloped commercial lot that was originally purchased for possible future banking center expansion to other assets available for sale when management listed the property for sale. The land, originally purchased for $1.2 million, was recorded at its appraised value less costs to sell.

At March 31, 2015 and December 31, 2014, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At March 31, 2015, deposits totaled $786.3 million compared to $755.4 million on December 31, 2014, an increase of $30.9 million. Noninterest-bearing deposits increased $37.4 million from $252.9 million at December 31, 2014 to $290.3 million at March 31, 2015. Savings and interest-bearing deposits increased to $246.8 million at March 31, 2015 from $233.8 million at December 31, 2014, an increase of $13.0 million. Offsetting these increases was a decrease in time deposits of $19.6 million due mainly to a decrease in Certificate of Deposit Account Registry Service (CDARS) deposits totaling $20.3 million.

Shareholders’ Equity

Shareholders’ equity totaled $102.6 million at March 31, 2015 compared to $98.9 million at December 31, 2014. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

Beginning January 1, 2015, the Corporation calculates its regulatory capital under the Basel III Final Rules which modified the definition of “well capitalized” and implemented changes in the risk weights of assets. The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios under these new rules.

	March 31,	December 31,
	2015	2014
	(In Thousands)

Tier 1 Capital:
Common Stock	$8,782	$8,742
Capital surplus	19,378	18.538
Retained earnings	74,276	72,168
Less: Disallowed goodwill and intangibles net of associated deferred tax liabilities	(1,526)	(1,694)
Less: Net unrealized loss on available for sale equity securities	(58)	(41)
Total Tier 1 capital	100,852	97,713

Allowance for loan losses	10,924	10,980

Total risk based capital	$111,776	$108,693

Risk weighted assets	$870,841	$875,862

Quarterly average assets	$1,050,484	$1,007,628

			Regulatory
			Minimum
Risk- Based Capital Ratios:	11.58%	11.16%	4.50%
Common equity tier 1 capital ratio	11.58%	NA	6.00%
Tier 1 capital ratio	12.84%	12.41%	8.00%
Total capital ratio
Leverage Capital Ratios:
Tier 1 leverage ratio	9.60%	9.70%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2015 totaled $3.6 million or $0.34 diluted earnings per share. This compares to $2.4 million or $0.23 for the same quarter in 2014. The increase was primarily due to increases in pretax income for both the banking and mortgage segments from first quarter 2014 of $749 thousand and $1.0 million, respectively. The banking segment’s increase was due to an increase in net interest income over first quarter 2014 of $1.2 million and was partially offset by an increase in salaries and employee benefits of $427 thousand. The mortgage segment’s increase over first quarter 2014 was due to an increase in mortgage loan originations of $44.0 million or 62.3%.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $9.4 million for the three months ended March 31, 2015 and $8.1 million for the three months ended March 31, 2014. The annualized yield on earning assets was 4.05% for the quarter ended March 31, 2015 when compared to 4.15% for the quarter ended March 31, 2014. The cost of interest-bearing deposits and borrowings decreased from 0.55% for the quarter ended March 31, 2014 to 0.49% for the quarter ended March 31, 2015 due mainly to the decrease in interest rates for time deposits. Net interest margin was 3.72% for the quarter ended March 31, 2015 compared to 3.78% for the same period in 2014.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2015 compared to 2014
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$347	$220	$127
Loans held for sale	160	187	(27)
Loans	815	973	(158)
Interest-bearing deposits	9	4	5
Total increase (decrease) in interest income	1,331	1,384	(53)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	7	8	(1)
Money market deposit accounts	(3)	(2)	(1)
Savings accounts	5	4	1
Time deposits	(4)	107	(111)
Total interest-bearing deposits	5	117	(112)
FHLB Advances	29	25	4
Securities sold under agreements to repurchase	(1)	-	(1)
Long-term borrowings	2	2	-
Total increase (decrease) in interest expense	35	144	(109)

Increase (decrease) in net interest income	$1,296	$1,240	$56

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables present for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

Three Months Ended

	March 31, 2015			March 31, 2014
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Securities	$147,468	$815	2.21%	$104,782	$468	1.79%
Loans held for sale	38,065	362	3.80%	18,708	202	4.32%
Loans(1)	781,990	9,072	4.64%	698,429	8,257	4.73%
Interest-bearing balances and federal funds sold	46,828	27	0.23%	39,251	18	0.18%
Total interest-earning assets	1,014,351	10,276	4.05%	861,170	8,945	4.15%
Noninterest-earning assets:
Cash and due from banks	9,906			7,609
Premises, land and equipment	6,898			8,379
Other assets	32,478			16,007
Less: allowance for loan losses	(13,337)			(13,181)
Total noninterest-earning assets	35,945			18,814
Total Assets	$1,050,296			$879,984

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$120,685	$65	0.22%	$105,816	$58	0.22%
Money market deposit accounts	110,503	54	0.20%	114,119	57	0.20%
Savings accounts	7,848	7	0.36%	2,868	2	0.28%
Time deposits	260,431	607	0.93%	218,954	611	1.12%
Total interest-bearing deposits	499,467	733	0.59%	441,757	728	0.66%
Borrowings:
FHLB short-term borrowings	157,555	94	0.24%	115,944	65	0.22%
Securities sold under agreements to repurchase and federal funds purchased	22,695	5	0.09%	23,374	6	0.10%
FHLB long-term borrowings	556	2	1.44%	-	-	0.00%
Total borrowings	180,806	101	0.22%	139,318	71	0.20%
Total interest-bearing deposits and borrowings	680,273	834	0.49%	581,075	799	0.55%
Noninterest-bearing liabilities:
Demand deposits	260,638			196,454
Other liabilities	8,631			9,861
Total liabilities	949,542			787,390
Shareholders' Equity	100,754			92,594
Total Liabilities and Shareholders' Equity:	$1,050,296			$879,984

Interest Spread(2)			3.56%			3.60%

Net Interest Margin(3)		$9,442	3.72%		$8,146	3.78%

(1) Loans placed on nonaccrual status are included in loan balances.

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $6.3 million for the first quarter of 2015 compared to $3.3 million for the same period in 2014. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $3.6 million for the three month period ended March 31, 2015, compared to $1.7 million for the same period of 2014. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended March 31, 2015, the Bank’s mortgage segment originated $114.5 million in mortgage and brokered loans, up from $70.6 million for the same period in 2014. For the three months ended March 31, 2015, other income reflected an increase of $1.2 million over the three months ended March 31, 2014, due mainly to the hedging activity for the period. Our hedging activities are designed to insulate the net gain on sale margins from movements of interest rates during the mortgage loan origination and delivery process. When gains are recognized on instruments used to hedge interest rate risk, the value of the loans being hedged decrease proportionately resulting in lower realized gains on sale income.

Noninterest Expense

Noninterest expense totaled $10.2 million for the three months ended March 31, 2015, compared to $7.6 million for the same period in 2014, an increase of $2.5 million. Salaries and employee benefits totaled $6.7 million for the three months ended March 31, 2015, compared to $4.9 million for the same period last year an increase of $1.8 million, due mainly to the increase in mortgage loan originations. Other operating expenses totaled $2.8 million for the three months ended March 31, 2015, compared to $2.1 million for the same period in 2014, an increase of $700 thousand.

The table below provides the composition of other operating expenses.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)

Advertising and promotional	226	177
Business and franchise tax	213	210
Management fees	198	47
Data processing	171	168
Legal fees	171	35
FDIC insurance	162	101
Accounting and auditing	153	153
Investor fees	128	79
Director fees	111	159
Consulting fees	106	120
Telephone	80	75
Stock option	78	59
Regulatory examinations	60	52
Credit report	56	47
Publication and subscription	53	60
Education and training	52	6
Disaster recovery	49	56
SBA guarantee fee	47	47
Office supplies-stationary print	45	81
FRB and bank analysis charges	45	26
Travel	30	34
Dues and memberships	28	26
D&O liability insurance	26	30
Business development and meals	25	21
Verification fees	23	14
Postage	18	26
Early payoff	16	13
Common stock	15	14
Courier	14	31
Automotive	12	12
Appraisal fee	12	5
Conventions and meetings	11	10
License and permit	9	5
Bank paid closing costs	6	16
Other	326	53
	$2,775	$2,068

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At March 31, 2015, overnight interest-bearing balances totaled $33.6 million and unpledged available-for-sale investment securities totaled approximately $29.1 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of March 31, 2015, the portfolio of CDARS and wholesale time deposits totaled $156.5 million compared to $177.0 million at December 31, 2014.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At March 31, 2015, the Bank had a line of credit with the FHLB totaling $315.7 million and had outstanding $140 million in short term loans at fixed rates between 0.22% and 0.26% and $10 million in long term loans at a fixed rate of 1.22% leaving $165.7 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of March 31, 2015, outstanding repurchase agreements totaled $20.5 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at March 31, 2015, these lines totaled $60.3 million and were available as an additional funding source.

The following table presents the composition of borrowings at March 31, 2015 and December 31, 2014 and for the periods indicated.

Borrowed Funds Distribution

	March 31, 2015	December 31, 2014
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB short-term borrowings	$140,000	$160,000
Securities sold under agreements to repurchase	20,529	25,635
FHLB long-term borrowings	10,000	-
Total at period end	$170,529	$185,635

	March 31, 2015	December 31, 2014
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB short-term borrowings	$157,555	$115,471
Securities sold under agreements to repurchase	22,695	21,071
FHLB long-term borrowings	556	-
Federal funds purchased	-	58
Total average balance	$180,806	$136,600

Average rate paid on all borrowed funds	0.22%	0.21%

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

Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at March 31, 2015 and December 31, 2014, assuming budgeted growth in the balance sheet. According to the model run for the three month period ended March 31, 2015, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 2.9%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings March 31, 2015	Hypothetical Percentage Change in Earnings December 31, 2014
3.00%	8.00%	11.50%
2.00%	5.50%	7.80%
1.00%	2.90%	3.80%

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

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the first quarter of 2015 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

January 1 - January 31, 2015	-	$-	-	768,781
February 1 - February 28, 2015	-	-	-	768,781
March 1 - March 31, 2015	-	-	-	768,781
	-	$-	-	768,781

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

10.5+	Annual Compensation of Non-Employee Directors (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 11, 2015 (file number 000-49929))
10.6+	Base Salaries for Named Executive Officers (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 11, 2015 (file number 000-49929))

31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

+ indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: May 11, 2015	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

- 46 -