Form 10-Q
period 2015-06-30
ACCESS NATIONAL CORP
filed 2015-08-10
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of August 6, 2015 was 10,519,442 shares.

Table of Contents

ACCESS NATIONAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$12,314	$9,804
Interest-bearing balances and federal funds sold	79,186	46,225
Investment securities:
Available-for-sale, at fair value	138,617	125,080
Held-to-maturity, at amortized cost (fair value of $14,331 and $14,378)	14,299	14,309
Total investment securities	152,916	139,389

Restricted stock, at amortized cost	7,471	8,961
Loans held for sale - at fair value	50,297	45,026
Loans	834,242	776,603
Allowance for loan losses	(13,509)	(13,399)
Net loans	820,733	763,204
Premises, equipment and land, net	6,909	6,926
Accrued interest receivable	2,952	2,907
Other assets	33,344	30,438
Total assets	$1,166,122	$1,052,880

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$339,266	$252,875
Savings and interest-bearing deposits	240,060	233,773
Time deposits	326,076	268,795
Total deposits	905,402	755,443
Other liabilities
Short-term borrowings	138,079	185,635
Long-term borrowings	10,000	-
Other liabilities and accrued expenses	8,126	12,898
Total liabilities	$1,061,607	$953,976

SHAREHOLDERS' EQUITY
Common stock $0.835 par value; 60,000,000 authorized; issued and outstanding, 10,519,376 and 10,469,569 shares, respectively	$8,783	$8,742
Additional paid in capital	19,491	18,538
Retained earnings	76,682	72,168
Accumulated other comprehensive loss, net	(441)	(544)
Total shareholders' equity	104,515	98,904
Total liabilities and shareholders' equity	$1,166,122	$1,052,880

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and Dividend Income
Interest and fees on loans	$9,971	$8,854	$19,405	$17,313
Interest on federal funds sold and bank balances	34	27	61	45
Interest and dividends on securities	782	621	1,597	1,089
Total interest and dividend income	10,787	9,502	21,063	18,447

Interest Expense
Interest on deposits	867	787	1,600	1,515
Interest on short-term borrowings	83	52	182	128
Interest on long-term borrowings	30	-	32	-
Total interest expense	980	839	1,814	1,643

Net interest income	9,807	8,663	19,249	16,804
Provision for loan losses	150	-	150	-
Net interest income after provision for loan losses	9,657	8,663	19,099	16,804

Noninterest Income
Service charges and fees	218	181	415	358
Gain on sale of loans	5,705	3,787	9,276	5,515
Other income	1,158	1,348	3,695	2,699
Total noninterest income	7,081	5,316	13,386	8,572

Noninterest Expense
Salaries and benefits	6,999	5,952	13,716	10,839
Occupancy and equipment	742	660	1,496	1,367
Other operating expenses	2,913	2,606	5,688	4,669
Total noninterest expense	10,654	9,218	20,900	16,875

Income before income taxes	6,084	4,761	11,585	8,501

Income tax expense	2,100	1,697	4,028	3,023
NET INCOME	$3,984	$3,064	$7,557	$5,478

Earnings per common share:
Basic	$0.38	$0.29	$0.72	$0.52
Diluted	$0.38	$0.29	$0.72	$0.52

Average outstanding shares:
Basic	10,518,939	10,411,085	10,496,152	10,401,083
Diluted	10,590,882	10,454,712	10,554,052	10,450,899

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,984	$3,064	$7,557	$5,478

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(915)	857	160	1,859
Less: reclassification adjustment for gains included in net income	-	(12)	-	(12)
Tax effect	320	(296)	(57)	(647)
Net of tax amount	(595)	549	103	1,200

Comprehensive income	$3,389	$3,613	$7,660	$6,678

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share Data)

(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2014	$8,742	$18,538	$72,168	$(544)	$98,904
Net income	-	-	7,557	-	7,557
Other comprehensive income	-	-	-	103	103
Stock options exercised (4,600 shares)	4	46	-	-	50
Issuance of restricted common stock (7,500 shares)	6	122	-	-	128
DRSPP shares issued from reserve (37,707)	31	607	-	-	638
Cash dividend ($0.29 per share)	-	-	(3,043)	-	(3,043)
Stock-based compensation expense recognized in earnings	-	178	-	-	178

Balance, June 30, 2015	$8,783	$19,491	$76,682	$(441)	$104,515

Balance, December 31, 2013	$8,659	$17,320	$67,121	$(1,966)	$91,134
Net income	-	-	5,478	-	5,478
Other comprehensive income	-	-	-	1,200	1,200
Stock options exercised (28,887 shares)	44	556	-	-	600
Cash dividend ($0.23 per share)	-	-	(2,394)	-	(2,394)
Stock-based compensation expense recognized in earnings	-	118	-	-	118

Balance, June 30, 2014	$8,703	$17,994	$70,205	$(766)	$96,136

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$7,557	$5,478
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	150	-
Provision for off balance sheet losses	25	-
Income from bank-owned life insurance	231	-
Gain on sale of securities	-	12
Deferred tax benefit	(12)	(7)
Stock-based compensation	178	118
(Increase) decrease in valuation allowance on derivatives	(758)	87
Net amortization on securities	467	313
Depreciation and amortization	249	240
Loss on disposal of assets	-	1
Changes in assets and liabilities:
Decrease (increase) in valuation of loans held for sale carried at fair value	487	(1,350)
Increase in loans held for sale	(5,758)	(25,298)
Increase in other assets	(2,638)	(2,706)
(Decrease) increase in other liabilities	(4,644)	199
Net cash used in operating activities	(4,466)	(22,913)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and prepayments of securities available for sale	7,201	3,009
Proceeds from sale of securities	-	13,730
Purchases of securities available for sale	(21,035)	(52,890)
Proceeds from maturities and calls of securities held to maturity	-	5,000
Purchase of securities held to maturity	-	(1,138)
Purchases of Federal Reserve and Federal Home Loan Bank stock	(4,918)	(10,350)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	6,408	13,548
Purchase of bank owned life insurance	-	(15,000)
Net increase in loans	(57,679)	(52,995)
Purchases of premises and equipment	(215)	(185)
Net cash used in investing activities	(70,238)	(97,271)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	92,678	116,826
Net increase in time deposits	57,281	101,956
Net decrease in securities sold under agreement to repurchase	(7,557)	(7,402)
Net decrease in other short-term borrowings	(40,000)	(65,000)
Net increase in long-term borrowings	10,000	-
Proceeds from issuance of common stock	816	600
Dividends paid	(3,043)	(2,394)
Net cash provided by financing activities	110,175	144,586

Increase in cash and cash equivalents	35,471	24,402
Cash and Cash Equivalents
Beginning	56,029	23,419
Ending	$91,500	$47,821
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,804	$1,613
Cash payments for income taxes	$476	$2,791
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$160	$1,846

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2014, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first six months of 2015, the Corporation granted 121,434 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first six months of 2015 and 2014 was $178 thousand and $118 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of June 30, 2015 was $620,710. The cost is expected to be recognized over a weighted average period of 1.34 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the six months ended June 30, 2015 and 2014 is presented as follows:

	Six Months Ended
	June 30, 2015

Expected life of options granted, in years	4.56
Risk-free interest rate	1.06%
Expected volatility of stock	30%
Annual expected dividend yield	3%

Fair Value of Granted Options	$342,570
Non-Vested Options	308,031

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	316,423	$14.02	3.20	$917,215
Granted	121,434	17.95	4.56	-
Exercised	(4,600)	10.76	1.91	$35,310
Lapsed or Canceled	(1,325)	$15.32	2.73	$-

Outstanding at June 30, 2015	431,932	$15.16	3.24	$1,849,746

Exercisable at June 30, 2015	123,901	$13.29	2.46	$761,942

	Six Months Ended
	June 30, 2014

Expected life of options granted, in years	4.57
Risk-free interest rate	0.69%
Expected volatility of stock	36%
Annual expected dividend yield	3%

Fair value of granted options	$302,331
Non-vested options	281,264

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	281,380	$11.77	3.20	$951,526
Granted	121,500	15.96	4.57	-
Exercised	(28,887)	7.44	0.71	$219,365
Lapsed or canceled	(7,844)	$13.67	3.47	$-

Outstanding at June 30, 2014	366,149	$13.46	3.46	$746,126

Exercisable at June 30, 2014	84,885	$11.04	2.44	$357,210

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at June 30, 2015 and December 31, 2014. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$18,998	$-	$(327)	$18,671
Mortgage backed securities	63,937	182	(395)	63,724
Corporate bonds	13,140	83	(15)	13,208
Asset backed securities	37,688	76	(182)	37,582
Municipals - nontaxable	4,031	7	(29)	4,009
CRA Mutual fund	1,500	-	(77)	1,423
	$139,294	$348	$(1,025)	$138,617

Held-to-maturity:
U.S. Government agencies	$9,986	$77	$(48)	$10,015
Municipals	2,621	39	(12)	2,648
Municipals - nontaxable	1,692	-	(24)	1,668
	$14,299	$116	$(84)	$14,331

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$18,998	$-	$(473)	$18,525
Mortgage backed securities	70,001	136	(439)	69,698
Corporate bonds	13,304	95	(27)	13,372
Asset backed securities	18,072	83	(172)	17,983
Municipals - nontaxable	4,042	24	(1)	4,065
CRA Mutual fund	1,500	-	(63)	1,437
	$125,917	$338	$(1,175)	$125,080

Held-to-maturity:
U.S. Government agencies	$9,985	$46	(25)	$10,006
Municipals	2,627	41	-	2,668
Municipals - nontaxable	1,697	10	(3)	1,704
	$14,309	$97	$(28)	$14,378

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of June 30, 2015 and December 31, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	June 30, 2015		December 31, 2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
US Government agencies:
Due after one through five years	$4,000	$3,947	$-	$-
Due after five through ten years	14,998	14,724	18,998	18,525
Mortgage backed securities:
Due after one through five years	1,989	2,001	-	-
Due after five through ten years	4,325	4,276	6,533	6,481
Due after ten through fifteen years	37,516	37,306	39,311	39,115
Due after fifteen years	20,107	20,141	24,157	24,102
Corporate bonds:
Due in one year or less	1,999	2,008	1,998	2,023
Due after one through five years	11,141	11,200	11,306	11,349
Asset backed securities:
Due after five through ten years	20,356	20,345	6,134	6,199
Due after fifteen years	17,332	17,237	11,938	11,784
Municipals - nontaxable:
Due after five through ten years	401	409	404	413
Due after ten through fifteen years	1,362	1,358	1,366	1,381
Due after fifteen years	2,268	2,242	2,272	2,271

CRA Mutual fund	1,500	1,423	1,500	1,437
Total	$139,294	$138,617	$125,917	$125,080

Held-to-maturity:
US Government agencies:
Due after one through five years	$5,000	$5,077	$5,000	$5,046
Due after ten through fifteen years	4,986	4,938	4,985	4,960
Municipals:
Due after five through ten years	1,487	1,498	428	444
Due after ten through fifteen years	1,134	1,150	1,638	1,666
Due after fifteen years	-	-	561	558
Municipals - nontaxable:
Due after ten through fifteen years	1,409	1,390	1,414	1,421
Due after fifteen years	283	278	283	283
Total	$14,299	$14,331	$14,309	$14,378

The estimated fair value of securities pledged to secure public funds, credit lines with the Federal Reserve Bank (“FRB”), and debtor-in-possession accounts amounted to $103.3 million at June 30, 2015 and $102.6 million at December 31, 2014.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at June 30, 2015 and December 31, 2014 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
June 30, 2015	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$14,359	$(98)	$13,217	$(297)	$27,576	$(395)
U.S. Government agencies	14,724	(274)	3,947	(53)	18,671	(327)
Municipals - nontaxable	3,600	(29)	-	-	3,600	(29)
Corporate bonds	4,402	(15)	-	-	4,402	(15)
Asset backed securities	5,166	(99)	2,877	(83)	8,043	(182)
CRA Mutual fund	-	-	1,423	(77)	1,423	(77)
Total	$42,251	$(515)	$21,464	$(510)	$63,715	$(1,025)

Investment securities held-to-maturity:

U.S. Government agencies	$4,938	$(48)	$-	$-	$4,938	$(48)
Municipals Taxable	1,606	(12)	-	-	1,606	(12)
Municipals - nontaxable	1,668	(24)	-	-	1,668	(24)
Total	$8,212	$(84)	$-	$-	$8,212	$(84)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2014	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$19,252	$(74)	$17,141	$(365)	$36,393	$(439)
U.S. Government agencies	-	-	18,525	(473)	18,525	(473)
Municipals - nontaxable	2,271	(1)	-	-	2,271	(1)
Corporate bonds	4,480	(27)	-	-	4,480	(27)
Asset backed securities	6,289	(71)	2,995	(101)	9,284	(172)
CRA Mutual fund	-	-	1,437	(63)	1,437	(63)
Total	$32,292	$(173)	$40,098	$(1,002)	$72,390	$(1,175)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	$4,960	$(25)	$4,960	$(25)
Municipals - nontaxable	842	(3)	-	-	842	(3)
Total	$842	$(3)	$4,960	$(25)	$5,802	$(28)

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

NOTE 3 – SECURITIES (continued)

U.S. Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. At June 30, 2015, one held-to-maturity security had an unrealized loss of $48 thousand while four available-for-sale securities had unrealized losses of $327 thousand. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. As the securities are obligations of government agencies, it is the Corporation’s intent to hold these securities until a market price recovery or maturity, and it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mortgage backed securities

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At June 30, 2015, eleven securities had unrealized losses of $395 thousand. As these securities are Ginnie Mae and government sponsored entity securities backed by the United States Government, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Asset backed securities

The Corporation’s unrealized losses on its asset backed securities were caused by interest rate fluctuations. At June 30, 2015, four securities had unrealized losses of $182 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At June 30, 2015, this one security had an unrealized loss of $77 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Corporate bonds

The Corporation’s unrealized loss on a corporate obligation was caused by interest rate fluctuations. At June 30, 2015, one security had an unrealized loss of $15 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Municipal

The Corporation’s unrealized losses on its municipal investments were caused by interest rate fluctuations. At June 30, 2015, four held-to-maturity securities had unrealized losses of $36 thousand while three available-for-sale municipal investments had unrealized losses of $29 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and FRB stock. The amortized costs of the restricted stock as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)
Restricted Stock:

FRB stock	$999	$999

FHLB stock	6,472	7,962
	$7,471	$8,961

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of June 30, 2015 and December 31, 2014, the obligations outstanding under these repurchase agreements totaled $18.1 million and $25.6 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at June 30, 2015 was $18.5 million in total and consisted of $5.5 million in municipal securities, $8.4 million in corporate bonds, and $4.6 million in asset-backed securities. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2014 was $26.1 million in total and consisted of $16.4 million in mortgage backed securities, $4.5 million in corporate bonds, and $5.2 million in asset-backed securities.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at June 30, 2015 and December 31, 2014:

	Composition of Loan Portfolio
	June 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate-owner occupied	$222,012	26.61%	$199,442	25.68%
Commercial real estate-non owner occupied	134,585	16.13	125,442	16.15
Residential real estate	198,418	23.79	194,213	25.01
Commercial	223,756	26.82	210,278	27.08
Real estate construction	47,037	5.64	41,080	5.29
Consumer	8,434	1.01	6,148	0.79
Total loans	$834,242	100.00%	$776,603	100.00%
Less allowance for loan losses	13,509		13,399
	$820,733		$763,204

Unearned income and net deferred loan fees and costs totaled $1.6 million at June 30, 2015 and December 31, 2014. Loans pledged to secure borrowings at the FHLB totaled $262.0 million and $215.8 million at June 30, 2015 and December 31, 2014, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $13.5 million at June 30, 2015 compared to $13.4 million at year end December 31, 2014. The allowance for loan losses was equivalent to 1.62% and 1.73% of total loans held for investment at June 30, 2015 and December 31, 2014, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses

Three months ended June 30, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,338	$1,751	$3,182	$4,338	$636	$86	$13,331
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	14	14	-	-	28
Provisions	20	108	(22)	(19)	29	34	150
Ending Balance	$3,358	$1,859	$3,174	$4,333	$665	$120	$13,509

Six months ended June 30, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Charge-offs	-	-	-	(114)	-	-	(114)
Recoveries	-	-	38	36	-	-	74
Provisions	129	(35)	(172)	127	69	32	150
Ending Balance	$3,358	$1,859	$3,174	$4,333	$665	$120	$13,509

	Allowance for Loan Losses

Three months ended June 30, 2014	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,761	$1,715	$3,251	$3,545	$786	$113	13,171
Charge-offs	-	-	(21)	-	-	-	(21)
Recoveries	-	-	21	40	-	-	61
Provisions	(598)	181	(161)	714	(116)	(20)	-
Ending Balance	$3,163	$1,896	$3,090	$4,299	$670	$93	$13,211

Six months ended June 30, 2014
Allowance for credit losses:
Beginning Balance	$3,763	$1,734	$3,320	$3,484	$743	$92	13,136
Charge-offs	-	-	(21)	(16)	-	-	(37)
Recoveries	-	-	61	51	-	-	112
Provisions	(600)	162	(270)	780	(73)	1	-
Ending Balance	$3,163	$1,896	$3,090	$4,299	$670	$93	$13,211

	Recorded Investment in Loans

June 30, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,358	$1,859	$3,174	$4,333	$665	$120	$13,509
Ending balance: individually evaluated for impairment	$-	$-	$-		$-	$-	$-
Ending balance: collectively evaluated for impairment	$3,358	$1,859	$3,174	$4,333	$665	$120	$13,509
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$222,012	$134,585	$198,418	$223,756	$47,037	$8,434	$834,242
Ending balance: individually evaluated for impairment	$762	$5,819	$350	$1,367	$1,106	$-	$9,404
Ending balance: collectively evaluated for impairment	$221,250	$128,766	$198,068	$222,389	$45,931	$8,434	$824,838
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2014	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Ending balance: individually evaluated for impairment	$-	$-	$-	$115	$-	$-	$115
Ending balance: collectively evaluated for impairment	$3,229	$1,894	$3,308	$4,169	$596	$88	$13,284
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$199,442	$125,442	$194,213	$210,278	$41,080	$6,148	$776,603
Ending balance: individually evaluated for impairment	$356	$-	$320	$1,515	$-	$-	$2,191
Ending balance: collectively evaluated for impairment	$199,086	$125,442	$193,893	$208,763	$41,080	$6,148	$774,412
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at June 30, 2015 or December 31, 2014. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The profile of the loan portfolio, as indicated by risk rating, as of June 30, 2015 and December 31, 2014 is shown below.

	June 30, 2015
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$217,811	$1,955	$2,755	$-	$-	$(509)	$222,012
Commercial real estate - non-owner occupied	127,301	-	7,610	-	-	(326)	134,585
Residential real estate	196,333	1,922	370	-	-	(208)	198,418
Commercial	208,793	12,596	2,694	-	-	(327)	223,756
Real estate construction	46,199	-	1,106	-	-	(268)	47,037
Consumer	8,431	-	-	-	-	3	8,434
Total	$804,868	$16,473	$14,535	$-	$-	$(1,635)	$834,242

	December 31, 2014
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$194,007	$2,115	$3,767	$-	$-	$(447)	$199,442
Commercial real estate - non-owner occupied	111,301	2,627	11,751	-	-	(237)	125,442
Residential real estate	191,512	2,100	936	-	-	(335)	194,213
Commercial	194,585	10,519	5,540	-	-	(366)	210,278
Real estate construction	41,253	-	-	-	-	(173)	41,080
Consumer	6,148	-	-	-	-		6,148
Total	$738,806	$17,361	$21,994	$-	$-	$(1,558)	$776,603

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

	For the Period Ended, June 30, 2015
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$221,250	$762	$222,012
Commercial real estate - non-owner occupied	128,765	5,820	134,585
Residential real estate	198,255	163	198,418
Commercial	223,074	682	223,756
Real estate construction	47,037	-	47,037
Consumer	8,434	-	8,434
Total	$826,815	$7,427	$834,242

	For the Period Ended, December 31, 2014
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$199,442	$-	$199,442
Commercial real estate - non-owner occupied	125,442	-	125,442
Residential real estate	194,084	129	194,213
Commercial	208,785	1,493	210,278
Real estate construction	41,080	-	41,080
Consumer	6,148	-	6,148
Total	$774,981	$1,622	$776,603

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of June 30, 2015 and December 31, 2014. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$762	$221,250	$222,012
Commercial real estate - non-owner occupied	-	-	-	-	5,820	128,765	134,585
Residential real estate	-	-	-	-	163	198,255	198,418
Commercial	-	-	-	-	682	223,074	223,756
Real estate construction	-	-	-	-	-	47,037	47,037
Consumer	-	-	-	-	-	8,434	8,434
Total	$-	$-	$-	$-	$7,427	$826,815	$834,242

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$199,442	$199,442
Commercial real estate - non-owner occupied	-	-	-	-	-	125,442	125,442
Residential real estate	-	217	-	217	129	193,867	194,213
Commercial	-	-	-	-	1,493	208,785	210,278
Real estate construction	-	-	-	-	-	41,080	41,080
Consumer	-	-	-	-	-	6,148	6,148
Total	$-	$217	$-	$217	$1,622	$774,764	$776,603

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

No loans were modified in connection with a troubled debt restructuring during the six month periods ended June 30, 2015 and June 30, 2014.

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payment applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the three and six month periods ended June 30, 2015 and 2014.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below shows the results of management’s analysis of impaired loans as of June 30, 2015 and December 31, 2014.

	Impaired Loans
	June 30, 2015			December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$1,115	$1,115	$-	$356	$356	$-
Commercial real estate - non-owner occupied	5,820	5,902	-	-	-	-
Residential real estate	350	392	-	320	362	-
Commercial	1,367	2,033	-	1,401	1,913	-
Real estate construction	1,105	1,105	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	-	-	-	-	-	-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	-		-	114	120	115
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	1,115	1,115	-	356	356
Commercial real estate - non-owner occupied	5,820	5,902	-	-	-	-
Residential real estate	350	392	-	320	362
Commercial	1,367	2,033	-	1,515	2,033	115
Real estate construction	1,105	1,105	-	-	-	-
Consumer	-	-	-	-	-	-
	$9,757	$10,547	$-	$2,191	$2,751	$115

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(In Thousands)
Commercial real estate - owner occupied	$1,115	$361	$1,116	$362
Commercial real estate - non-owner occupied	5,966	-	6,033	-
Residential real estate	393	540	394	597
Commercial	2,048	1,796	2,073	1,755
Real estate construction	1,121	-	1,127	-
Consumer	-	-	-	-
	$10,643	$2,697	$10,743	$2,714

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

NOTE 5 – SEGMENT REPORTING (continued)

The commercial banking segment provides the mortgage banking segment (“Mortgage Division”) with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the prime rate. These transactions are eliminated in the consolidation process.

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

The following table presents segment information as of and for the three months ended June 30, 2015 and 2014:

	Commercial	Mortgage	Wealth			Consolidated
June 30, 2015	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$10,533	$564	$-	$4	$(314)	$10,787
Gain on sale of loans	-	5,705	-	-	-	5,705
Other revenues	732	(79)	679	360	(316)	1,376
Total revenues	11,265	6,190	679	364	(630)	17,868

Expenses:
Interest expense	983	241	(6)	76	(314)	980
Salaries and employee benefits	3,268	3,182	549	-	-	6,999
Other expenses	1,880	1,384	260	597	(316)	3,805
Total operating expenses	6,131	4,807	803	673	(630)	11,784

Income (loss) before income taxes	$5,134	$1,383	$(124)	$(309)	$-	$6,084

Total assets	$1,113,304	$53,884	$1,290	$16,095	$(18,451)	$1,166,122

	Commercial	Mortgage	Wealth			Consolidated
June 30, 2014	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$9,341	$297	$-	$3	$(139)	$9,502
Gain on sale of loans	-	3,787	-	-	-	3,787
Other revenues	619	333	539	331	(293)	1,529
Total revenues	9,960	4,417	539	334	(432)	14,818

Expenses:
Interest expense	836	46	5	91	(139)	839
Salaries and employee benefits	2,935	2,584	433	-	-	5,952
Other expenses	1,485	1,204	249	621	(293)	3,266
Total operating expenses	5,256	3,834	687	712	(432)	10,057

Income (loss) before income taxes	$4,704	$583	$(148)	$(378)	$-	$4,761

Total assets	$945,351	$54,011	$1,694	$14,573	$(16,442)	$999,187

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information as of and for the six months ended June 30, 2015 and 2014:

	Commercial	Mortgage	Wealth			Consolidated
June 30, 2015	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$20,613	$926	$-	$7	$(483)	$21,063
Gain on sale of loans	-	9,276	-	-	-	9,276
Other revenues	1,451	1,346	1,224	706	(617)	4,110
Total revenues	22,064	11,548	1,224	713	(1,100)	34,449

Expenses:
Interest expense	1,821	336	-	140	(483)	1,814
Salaries and employee benefits	6,495	6,208	1,013	-	-	13,716
Other expenses	3,684	2,609	467	1,191	(617)	7,334
Total operating expenses	12,000	9,153	1,480	1,331	(1,100)	22,864

Income (loss) before income taxes	$10,064	$2,395	$(256)	$(618)	$-	$11,585

Total assets	$1,113,304	$53,884	$1,290	$16,095	$(18,451)	$1,166,122

	Commercial	Mortgage	Wealth			Consolidated
June 30, 2014	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$18,189	$499	$-	$6	$(247)	$18,447
Gain on sale of loans	-	5,515	-	-	-	5,515
Other revenues	1,102	882	1,048	618	(593)	3,057
Total revenues	19,291	6,896	1,048	624	(840)	27,019

Expenses:
Interest expense	1,638	56	10	186	(247)	1,643
Salaries and employee benefits	5,735	4,384	720	-	-	10,839
Other expenses	3,033	1,870	474	1,252	(593)	6,036
Total operating expenses	10,406	6,310	1,204	1,438	(840)	18,518

Income (loss) before income taxes	$8,885	$586	$(156)	$(814)	$-	$8,501

Total assets	$945,351	$54,011	$1,694	$14,573	$(16,442)	$999,187

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2015 and 2014, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	June 30, 2015	June 30, 2014
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$3,984	$3,064
Weighted average shares outstanding	10,518,939	10,411,085

Basic earnings per share	$0.38	$0.29

DILUTED EARNINGS PER SHARE:
Net income	$3,984	$3,064
Weighted average shares outstanding	10,518,939	10,411,085
Dilutive stock options	71,943	43,627
Weighted average diluted shares outstanding	10,590,882	10,454,712

Diluted earnings per share	$0.38	$0.29

	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$7,557	$5,478
Weighted average shares outstanding	10,496,152	10,401,083

Basic earnings per share	$0.72	$0.52

DILUTED EARNINGS PER SHARE:
Net income	$7,557	$5,478
Weighted average shares outstanding	10,496,152	10,401,083
Dilutive stock options	57,900	49,816
Weighted average diluted shares outstanding	10,554,052	10,450,899

Diluted earnings per share	$0.72	$0.52

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

As part of its mortgage banking activities, the Mortgage Division enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Division then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of mortgage backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Mortgage Division determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.

Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Division does not expect any counterparty to any MBS to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that, if the Mortgage Division does not close the loans subject to interest rate risk lock commitments, it will still be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Division could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations.

Since the Mortgage Division’s derivative instruments are not designated as hedging instruments, the fair value of the derivatives are recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change. The Corporation has not elected to apply hedge accounting to the Mortgage Division’s derivative instruments as provided in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

At June 30, 2015 and December 31, 2014, the Mortgage Division had open forward contracts with a notional value of $75.3 million and $45.3 million, respectively. At June 30, 2015 and December 31, 2014, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was $273 thousand and ($349) thousand at June 30, 2015 and December 31, 2014, respectively.

Interest rate lock commitments totaled $50.6 million and $23.5 million at June 30, 2015 and December 31, 2014, respectively, and included $9.6 million and $5.3 million that were made on a best efforts basis at June 30, 2015 and December 31, 2014, respectively. Fair values of these best efforts commitments were $88 thousand and $39 thousand at June 30, 2015 and December 31, 2014, respectively. The remaining hedged interest rate lock commitments totaling $41.1 million and $18.2 million at June 30, 2015 and December 31, 2014 had a fair value of $287 thousand and $200 thousand, respectively.

Included in other noninterest income for the six months ended June 30, 2015 and June 30, 2014 was a net gain of $328 thousand and a net gain of $350 thousand, respectively, relating to derivative instruments. The amount included in other noninterest income for the six months ended June 30, 2015 and June 30, 2014 pertaining to its hedging activities was a net realized loss of $259 thousand and a net realized loss of $1.1 million, respectively.

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

NOTE 9 - FAIR VALUE

Fair value pursuant to FASB ASC 820-10, Fair Value Measurements and Disclosures, is the exchange price, in an orderly transaction that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or liability. FASB ASC 820-10 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity specific inputs.  In addition, FASB ASC 820-10 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Transfers between levels of the fair value hierarchy are recognized on the actual dates of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process.

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

NOTE 9 - FAIR VALUE (continued)

Other real estate owned: The fair value of other real estate owned, which consists of real estate that has been foreclosed, is recorded at the lower of fair value less selling expenses or the book balance prior to foreclosure. Write downs are provided for subsequent declines in value and are recorded in other operating expenses (Level 2).

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of June 30, 2015 and December 31, 2014, are summarized below:

	Fair Value Measurement
	at June 30, 2015 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$18,671	$-	$18,671	$-
Mortgage backed securities	63,724	-	63,724	-
Corporate bonds	13,208	-	13,208	-
Asset backed securities	37,582	-	37,582	-
Municipals - nontaxable	4,009	-	4,009	-
CRA Mutual fund	1,423	-	1,423	-
Total available-for-sale investment securities	138,617	-	138,617	-

Residential loans held for sale	50,297	-	50,297	-
Derivative assets	935	-	-	935
Total Financial Assets-Recurring	$189,849	$-	$188,914	$935

Financial Liabilities-Recurring
Derivative liabilities	$287	$-	$-	$287
Total Financial Liabilities-Recurring	$287	$-	$-	$287

Financial Assets-Non-Recurring
Impaired loans (1)	$9,757	$-	$-	$9,757
Total Financial Assets-Non-Recurring	$9,757	$-	$-	$9,757

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

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the six month periods ended June 30, 2015 and 2014.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended June 30,
	2015	2014
	(In Thousands)
Balance, beginning of period	$192	$85
Realized and unrealized gains (losses) included in earnings	456	(78)
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$648	$7

NOTE 9 - FAIR VALUE (Continued)

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Balance, beginning of period	$(110)	$95
Realized and unrealized gains (losses) included in earnings	758	(88)
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$648	$7

The following tables presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at June 30, 2015 and December 31, 2014:

	June 30, 2015
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$935	Market pricing (3)	Estimated pullthrough	75% - 90% (84.6%)
Derivative liabilities	$287	Market pricing (3)	Estimated pullthrough	75% - 90% (84.6%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$8,390	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 20% (11%)
Impaired loans - Non-real estate secured	$1,367	Cash flow basis	Liquidation expenses (2)	0% - 10% (0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
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

NOTE 9 - FAIR VALUE (Continued)

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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at June 30, 2015, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$50,297	$1,426	$48,871

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

At June 30, 2015 and December 31, 2014, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$91,500	$91,500	$56,029	$56,029
Securities available-for-sale	138,617	138,617	125,080	125,080
Securities held-to-maturity	14,299	14,331	14,309	14,378
Restricted stock	7,471	7,471	8,961	8,961
Loans, net of allowance	871,030	896,694	808,230	837,937
Derivatives	935	935	330	330
Total financial assets	$1,123,852	$1,149,548	$1,012,939	$1,042,715

Financial liabilities:
Deposits	$905,402	$901,058	$755,443	$753,675
Short-term borrowings	138,079	137,878	185,635	185,396
Long-term borrowings	10,000	9,983	—	—
Derivatives	287	287	440	440
Total financial liabilities	$1,053,768	$1,049,206	$941,518	$939,511

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $13.4 million and $16.8 million in outstanding commitments at June 30, 2015 and December 31, 2014, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $320.6 million and $249.4 million in unfunded lines of credit whose contract amounts represent credit risk at June 30, 2015 and December 31, 2014, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $4.5 million and $4.2 million at June 30, 2015 and December 31, 2014, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At June 30, 2015 and December 31, 2014 the balance in this reserve totaled $666 thousand and $641 thousand, respectively.

The Mortgage Division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At June 30, 2015 and December 31, 2014, the balance in this reserve totaled $1.2 million.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The following table shows the changes to the allowance for losses on mortgage loans sold.

	Allowance for Losses on Mortgage Loans Sold
	Six Months ended June 30,		Year ended
	2015	2014	December 31, 2014
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$1,198	$4,645	$4,645
Provision charged to (released from) operating expense	-	-	(3,250)
Recoveries	-	-	5
Charge-offs	(11)	(12)	(202)
Allowance for losses on mortgage loans sold - end of period	$1,187	$4,633	$1,198

NOTE 11 – BANK-OWNED LIFE INSURANCE POLICIES

The Corporation had $15.6 million and $15.3 million in bank-owned life insurance (“BOLI”) at June 30, 2015 and December 31, 2014, respectively. The Corporation recognized interest income, which is included in other noninterest income, of $231 thousand for the six months ended June 30, 2015. The Corporation did not recognize any interest income in relation to its BOLI for the six months ended June 30, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; continued challenging economic conditions or deterioration in general business and economic conditions and in the financial markets; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At June 30, 2015, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At June 30, 2015, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At June 30, 2015, the Corporation’s assets totaled $1.2 billion, compared to $1.1 billion at December 31, 2014, an increase of $113.2 million. The increase in assets was primarily due to a growth in loans held for investment of $57.5 million, an increase in interest-bearing balances of $33.0 million, an increase in investment securities of $13.5 million, and an increase in loans held for sale of $5.3 million. The first half of 2015 reflected growth in all categories of loans held for investment from December 31, 2014. The $57.5 million increase in loans held for investment as compared to December 31, 2014 is primarily attributable to a $22.6 million or 11.3% growth in commercial real estate – owner occupied loans, a $13.5 million or 6.4% increase in commercial loans, and a $9.1 million or 7.3% increase in commercial real estate – non-owner occupied. Overall, the portfolio of loans held for investment grew at an annualized rate of 14.8%. At June 30, 2015, loans secured by real estate collateral comprised 72.1% of our total loan portfolio, with loans secured by commercial real estate contributing 42.7% of our total loan portfolio, loans secured by residential real estate contributing 23.8% and real estate construction loans contributing 5.6%. Loans held for sale totaled $50.3 million at June 30, 2015, compared to $45.0 million at December 31, 2014. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $905.4 million at June 30, 2015, compared to $755.4 million at December 31, 2014, an increase of $150.0 million. Noninterest-bearing deposits increased $86.4 million from $252.9 million at December 31, 2014 to $339.3 million at June 30, 2015. Time deposits increased from $268.9 million at December 31, 2014 to $326.1 million at June 30, 2015, an increase of $57.3 million due largely to a deliberate increase in wholesale funding of $42.4 million which was used to increase the securities portfolio as well as reduce short-term borrowings.

Net income for the second quarter of 2015 totaled $4.0 million compared to $3.1 million for the same period in 2014. Earnings per diluted share were $0.38 for the second quarter of 2015, compared to $0.29 per diluted share in the same period of 2014. Second quarter 2015 pretax earnings increased $1.3 million or 27.8% when compared to second quarter 2014 pretax earnings. The increase was primarily due to increases in pretax income for both the banking and mortgage segments from second quarter 2014 of $430 thousand and $800 thousand, respectively. The banking segment’s increase was due to an increase in net interest income over second quarter 2014 of $1.0 million and was partially offset by an increase in salaries and employee benefits of $334 thousand, an increase in the provision for loan losses of $150 thousand, and an increase in other expenses of $222 thousand. The mortgage segment’s increase over second quarter 2015 was due to an increase in income generated by mortgage loan originations of $36.0 million or 32.9%.

Net income for the six months ended June 30, 2015 totaled $7.6 million compared to $5.5 million for the same period in 2014. Earnings per diluted share were $0.72 for the first six months of 2015, compared to $0.52 per diluted share in the same period of 2014. For the six month period ended June 30, 2015, the banking segment saw an increase in pretax income of $1.2 million when compared to the six months ended June 30, 2014 due to an increase in net interest income of $2.2 million which was partially offset by an increase in salaries and employee benefits of $1.3 million. The mortgage segment had an increase in pretax income of $1.8 million due to an increase in loan origination volume of $80.0 million when comparing the six month period ended June 30, 2015 to the same period in 2014. This increased volume as well as an increase in the secondary market pricing led to a $3.8 million increase in gain on sale of loans when comparing the six month period ending June 2015 to the same period in 2014. This increase was partially offset by an increase in non-interest expense of $2.6 million for the six months ending June 2015 to the same period ending June 2014 due largely to costs related to the increased mortgage production volume.

Non-performing assets (“NPAs”) totaled $7.4 million, or 0.64%, of total assets at June 30, 2015, up from $1.6 million, or 0.15%, of total assets at December 31, 2014 due mainly to the addition of one $6.0 million loan to nonaccrual status. NPAs were comprised solely of non-accrual loans at June 30, 2015.

The unemployment rate for Fairfax County, Virginia was at 4.0% as of February 2015 and still well below the 4.8% unemployment rate for the state of Virginia at the end of March 2015 and 5.5% for the nation at the end of March 2015. Information reviewed at the Federal Open Market Committee’s (FOMC) March 2015 meeting suggested economic growth has moderated since January 2015. Labor market indicators showed further improvement with strong gains [in _____] and a lower unemployment rate suggesting that underutilization of labor resources continues to diminish. The FOMC reaffirmed its view that the current target rate for the federal funds rate remains appropriate. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio. The Corporation’s net interest margin for the three months ended March 31, 2015 decreased to 3.72% from the March 31, 2014 percentage of 3.78%. While there is no certainty to the magnitude of any impact, the continued extended period of low short-term interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

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

At June 30, 2015 the fair value of the securities portfolio totaled $152.9 million, compared to $139.5 million at December 31, 2014. Included in the fair value totals are held-to-maturity securities with an amortized cost of $14.3 million (fair value of $14.3 million) and $14.3 million (fair value of $14.4 million) at June 30, 2015 and December 31, 2014, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $834.2 million at June 30, 2015 compared to $776.6 million at December 31, 2014, an increase of $57.5 million or 7.4%. Comprising the growth, commercial real estate – owner occupied loans increased $22.6 million, commercial loans increased $13.5 million, commercial real estate – non-owner occupied increased $9.1 million, real estate construction loans increased $5.9 million, residential real estate loans increased $4.2 million and consumer loans increased $2.2 million. The overall increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at June 30, 2015.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the second largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $222.0 million, representing 26.61% of the loan portfolio at June 30, 2015. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $134.6 million and representing 16.13% of the loan portfolio at June 30, 2015. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the third largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $198.4 million and comprised 23.79% of the loan portfolio as of June 30, 2015. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of June 30, 2015: home equity lines of credit, 19.6%; first trust mortgage loans, 71.9%; and junior trust loans, 8.5%.

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

Commercial Loans: Commercial Loans represented the largest segment of the loan portfolio, totaling $223.8 million and representing 26.82% of the loan portfolio as of June 30, 2015. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $47.0 million and represented 5.64% of the loan portfolio as of June 30, 2015. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which were the smallest segment of the loan portfolio, totaled $8.4 million and represented 1.01% of the loan portfolio as of June 30, 2015. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At June 30, 2015, LHFS at fair value totaled $50.3 million compared to $45.0 million at December 31, 2014.

The LHFS loans are closed by the Mortgage Division and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the second quarter of 2015 we originated $145.2 million of loans processed in this manner, compared to $114.5 million in the first quarter of 2015 and $109.3 million for the second quarter of 2014. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $13.5 million at June 30, 2015 compared to $13.4 million at December 31, 2014. The allowance for loan losses was equivalent to 1.62% and 1.73% of total loans held for investment at June 30, 2015 and December 31, 2014, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At June 30, 2015 and December 31, 2014, the Bank had non-performing assets totaling $7.4 million and $1.6 million, respectively. This increase in NPAs since December 31, 2014 was mainly due to the addition of one $6 million loan to non-accrual status. Non-performing assets consist of non-accrual loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(Dollars In Thousands)
Non-accrual loans :
Commercial real estate - owner occupied	$762	$-
Commercial real estate - non-owner occupied	5,820	-
Residential real estate	163	129
Commercial	682	1,493
Total non-accrual loans	$7,427	$1,622

Other real estate owned ("OREO")	-	-

Total non-performing assets	$7,427	$1,622

Restructured loans included above in non-accrual loans	$-	$698

Ratio of non-performing assets to:
Total loans plus OREO	0.89%	0.21%

Total Assets	0.64%	0.15%

Accruing Past due loans:
90 or more days past due	$-	$-

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

At June 30, 2015 and December 31, 2014, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At June 30, 2015, deposits totaled $905.4 million compared to $755.4 million on December 31, 2014, an increase of $150.0 million or 19.85%. Noninterest-bearing deposits increased $86.4 million from $252.9 million at December 31, 2014 to $339.3 million at June 30, 2015. Time deposits as of June 30, 2015 increased $57.3 million compared to December 31, 2014 due mainly to an increase in brokered deposits of $100.1 million offset by a decrease in Certificate of Deposit Account Registry Service (CDARS) deposits totaling $57.6 million.

Shareholders’ Equity

Shareholders’ equity totaled $104.5 million at June 30, 2015 compared to $98.9 million at December 31, 2014. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating. Beginning January 1, 2015, the Corporation calculates its regulatory capital under the Basel III Final Rules which modified the definition of “well capitalized” and implemented changes in the risk weights of assets. The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios under these new rules.

	June 30,	December 31,
	2015	2014
	(In Thousands)
Tier 1 Capital:
Common stock	$8,783	$8,742
Capital surplus	19,491	18,538
Retained earnings	76,682	72,168
Less: Net unrealized loss on available for sale equity securities	(50)	(41)
Less: Disallowed goodwill and intangibles net of associated deferred tax liabilities	(1,513)	(1,694)
Total Tier 1 capital	103,393	97,713

Allowance for loan losses	11,679	10,980

Total risk based capital	$115,072	$108,693

Risk weighted assets	$931,824	$875,862

Quarterly average assets	$1,108,030	$1,007,628
			Regulatory
			Minimum
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.10%	11.16%	4.50%
Tier 1 capital ratio	11.10%	NA	6.00%
Total capital ratio	12.35%	12.41%	8.00%
Leverage Capital Ratios:
Tier 1 leverage ratio	9.33%	9.70%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2015 totaled $4.0 million or $0.38 diluted earnings per share. This compares with $3.1 million or $0.29 diluted earnings per share for the same quarter in 2014. The increase in net income for the three months ended June 30, 2015 as compared to the same period in 2014 is attributable to an increase in pretax income for both the banking and mortgage segments from second quarter 2014 of $430 thousand and $800, respectively. The banking segment’s increase was due to an increase in net interest income over second quarter 2014 of $1.0 million and was partially offset by an increase in salaries and employee benefits of $334 thousand, an increase in the provision for loan losses of $150 thousand, and an increase in other expenses of $222 thousand. The mortgage segment’s increase over second quarter 2015 was due to an increase in income generated by mortgage loan originations of $36.0 million or 32.9%.

Net income for the six months ended June 30, 2015 totaled $7.6 million or $0.72 diluted earnings per share compared to $5.5 million or $0.52 diluted earnings per share for the same period in 2014. For the six month period ended June 30, 2015, the banking segment saw an increase in pretax income of $1.2 million when compared to the six months ended June 30, 2014 due to an increase in net interest income of $2.2 million which was partially offset by an increase in salaries and employee benefits of $1.3 million. The mortgage segment had an increase in pretax income of $1.8 million due to an increase in loan origination volume of $80.0 million when comparing the six month period ended June 30, 2015 to the same period in 2014. This increased volume as well as an increase in the secondary market pricing led to a $3.8 million increase in gain on sale of loans when comparing the six month period ending June 2015 to the same period in 2014. This increase was partially offset by an increase in non-interest expense of $2.6 million for the six months ending June 2015 to the same period ending June 2014 due largely to costs related to the increased mortgage production volume.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $9.8 million for the three months ended June 30, 2015 compared to $8.7 million for the same period in 2014. The annualized yield on earning assets was 4.03% for the quarter ended June 30, 2015 when compared to 4.16% for the quarter ended June 30, 2014. The cost of interest-bearing deposits and borrowings remained unchanged for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014 at 0.56%. Net interest margin was 3.67% for the quarter ended June 30, 2015 compared to 3.80% for the same period in 2014.

Net interest income before the provision for loan losses totaled $19.2 million for the first six months of 2015 compared to $16.8 million for the same period in 2014. The annualized yield on earning assets for the first six months of 2015 was 4.04% compared to 4.16% for the same period in 2014. The cost of interest-bearing deposits and borrowings for the first six months of 2015 was 0.53% compared to 0.56% for the same period in 2014. Net interest margin was 3.69% for the first six months of 2015 compared to 3.79% for the same period in 2014.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended June 30,
	2015 compared to 2014
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$161	$105	$56
Loans held for sale	267	305	(38)
Loans	850	1,088	(238)
Interest-bearing deposits	7	8	(1)
Total increase (decrease) in interest income	1,285	1,506	(221)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	-	1	(1)
Money market deposit accounts	(3)	(2)	(1)
Savings accounts	7	7	-
Time deposits	76	77	(1)
Total interest-bearing deposits	80	83	(3)
FHLB Short-term borrowings	30	30	-
Securities sold under agreements to repurchase	1	1	-
FHLB Long-term borrowings	30	30	-
Total increase (decrease) in interest expense	141	144	(3)

Increase (decrease) in net interest income	$1,144	$1,362	$(218)

	Six Months Ended June 30,
	2015 compared to 2014
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$508	$326	$182
Loans held for sale	427	492	(65)
Loans	1,665	2,063	(398)
Interest-bearing deposits	16	11	5
Total increase (decrease) in interest income	2,616	2,892	(276)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	7	7	-
Money market deposit accounts	(6)	(4)	(2)
Savings accounts	12	11	1
Time deposits	72	179	(107)
Total interest-bearing deposits	85	193	(108)
FHLB Short-term borrowings	54	54	-
FHLB Long-term borrowings	32	32	-
Total increase (decrease) in interest expense	171	279	(108)

Increase (decrease) in net interest income	$2,445	$2,613	$(168)

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables present for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

Three Months Ended

	June 30, 2015			June 30, 2014
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Securities	$142,443	$782	2.20%	$122,698	$621	2.02%
Loans held for sale	59,154	564	3.81%	27,502	297	4.32%
Loans(1)	814,393	9,407	4.62%	720,634	8,557	4.75%
Interest-bearing balances and federal funds sold	54,026	34	0.25%	42,055	27	0.26%
Total interest-earning assets	1,070,016	10,787	4.03%	912,889	9,502	4.16%
Noninterest-earning assets:
Cash and due from banks	11,244			9,223
Premises, land and equipment	6,971			8,383
Other assets	33,246			27,140
Less: allowance for loan losses	(13,448)			(13,183)
Total noninterest-earning assets	38,013			31,563
Total Assets	$1,108,029			$944,452

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$111,282	$62	0.22%	$109,602	$62	0.23%
Money market deposit accounts	111,765	55	0.20%	115,355	58	0.20%
Savings accounts	10,098	10	0.40%	3,353	3	0.36%
Time deposits	302,526	740	0.98%	271,125	664	0.98%
Total interest-bearing deposits	535,671	867	0.65%	499,435	787	0.63%
Borrowings:
FHLB short-term borrowings	125,736	77	0.24%	76,978	47	0.24%
Securities sold under agreements to repurchase and federal funds purchased	22,506	6	0.11%	20,082	5	0.10%
FHLB long-term borrowings	10,000	30	1.20%	-	-	0.00%
Total borrowings	158,242	113	0.29%	97,060	52	0.21%
Total interest-bearing deposits and borrowings	693,913	980	0.56%	596,495	839	0.56%
Noninterest-bearing liabilities:
Demand deposits	303,364			243,602
Other liabilities	8,192			9,555
Total liabilities	1,005,469			849,652
Shareholders' Equity	102,560			94,800
Total Liabilities and Shareholders' Equity	$1,108,029			$944,452

Interest Spread(2)			3.47%			3.60%

Net Interest Margin(3)		$9,807	3.67%		$8,663	3.80%

(1) Loans placed on nonaccrual status are included in loan balances

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

Six Months Ended

	June 30, 2015			June 30, 2014
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Securities	$144,942	$1,597	2.20%	$113,789	$1,089	1.91%
Loans held for sale	48,667	926	3.81%	23,129	499	4.31%
Loans(1)	798,281	18,479	4.63%	709,593	16,814	4.74%
Interest-bearing balances and federal funds sold	50,447	61	0.24%	40,661	45	0.22%
Total interest-earning assets	1,042,337	21,063	4.04%	887,172	18,447	4.16%
Noninterest-earning assets:
Cash and due from banks	10,579			8,420
Premises, land and equipment	6,935			8,381
Other assets	32,864			21,604
Less: allowance for loan losses	(13,393)			(13,182)
Total noninterest-earning assets	36,985			25,223
Total Assets	$1,079,322			$912,396

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$115,958	$127	0.22%	$107,719	$120	0.22%
Money market deposit accounts	111,137	109	0.20%	114,740	115	0.20%
Savings accounts	8,979	17	0.38%	3,112	5	0.32%
Time deposits	281,595	1,347	0.96%	245,184	1,275	1.04%
Total interest-bearing deposits	517,669	1,600	0.62%	470,755	1,515	0.64%
Borrowings:
FHLB short-term borrowings	141,558	171	0.24%	96,354	117	0.24%
Securities sold under agreements to repurchase and federal funds purchased	22,600	11	0.10%	21,719	11	0.10%
FHLB long-term borrowings	5,304	32	1.21%	-	-	0.00%
Total borrowings	169,462	214	0.25%	118,073	128	0.22%
Total interest-bearing deposits and borrowings	687,131	1,814	0.53%	588,828	1,643	0.56%
Noninterest-bearing liabilities:
Demand deposits	282,119			220,158
Other liabilities	8,410			9,707
Total liabilities	977,660			818,693
Shareholders' Equity	101,662			93,703
Total Liabilities and Shareholders' Equity	$1,079,322			$912,396

Interest Spread(2)			3.51%			3.60%

Net Interest Margin(3)		$19,249	3.69%		$16,804	3.79%

(1) Loans placed on nonaccrual status are included in loan balances

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $7.1 million for the second quarter of 2015 compared to $5.3 million for the same period in 2014. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $5.7 million for the three month period ended June 30, 2015, compared to $3.8 million for the same period of 2014. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended June 30, 2015, the Bank’s mortgage segment originated $145.2 million in mortgage and brokered loans, up from $109.3 million for the same period in 2014. For the three months ended June 30, 2015, other income reflected a decrease of $199 thousand over the three months ended June 30, 2014 due mainly to the hedging activity and fair value marks on the pipeline and warehouse loans. Our hedging activities are designed to insulate the net gain on sale margins from movements of interest rates during the mortgage loan origination and delivery process. When gains are recognized on instruments used to hedge interest rate risk, the value of the loans being hedged decrease proportionately resulting in lower realized gains on sale income.

Noninterest income was $13.4 million for the first six months of 2015 compared to $8.6 million for the same period in 2014. Gains on the sale of loans totaled $9.3 million for the six month period ended June 30, 2015, compared to $5.5 million for the same period of 2014. During the six months ended June 30, 2015, the Bank’s mortgage segment originated $259.8 million in mortgage and brokered loans, up from $179.8 million for the same period in 2014. For the six months ended June 30, 2015, other income reflected an increase of $996 thousand over the six months ended June 30, 2014 due mainly to the hedging activity and fair value marks on the pipeline and warehouse loans.

Noninterest Expense

Noninterest expense totaled $10.6 million for the three months ended June 30, 2015, compared to $9.2 million for the same period in 2014, an increase of $1.4 million. Salaries and employee benefits totaled $7.0 million for the three months ended June 30, 2015, compared to $6.0 million for the same period last year due largely to the salary costs associated with the increase in mortgage production volume. Other operating expenses totaled $2.9 million for the three months ended June 30, 2015, compared to $2.6 million for the same period in 2014.

Noninterest expense totaled $20.9 million for the six months ended June 30, 2014, compared to $16.9 million for the same period in 2014, an increase of $4.0 million. Salaries and employee benefits totaled $13.7 million for the six months ended June 30, 2015, compared to $10.8 million for the same period last year due largely to the salary costs associated with the increase in mortgage production volume. Other operating expenses totaled $5.7 million for the six months ended June 30, 2015, compared to $4.7 million for the same period in 2014.

The table below provides the composition of other operating expenses.

	Six Months Ended June 30,
	2015	2014
	(In Thousands)

Management fees	$599	$287
Business and franchise tax	432	411
Data processing	391	334
Advertising and promotional	377	364
Accounting and auditing	306	306
Investor fees	295	179
FDIC insurance	294	211
Legal fees	273	120
Consulting fees	233	202
Director fees	222	270
Stock option	178	118
Telephone	169	154
Credit report	129	102
Regulatory examinations	124	104
Publication and subscription	121	133
Office supplies-stationary print	105	185
Disaster recovery	98	130
SBA guarantee fee	84	92
FRB and bank analysis charges	76	54
Education and training	72	26
Dues and memberships	54	50
Verification fees	54	39
Business development and meals	53	58
D&O liability insurance	52	62
Postage	47	25
Travel	66	67
Early payoff	40	24
Appraisal fee	38	20
Common stock	32	53
Courier	29	55
Automotive	23	25
Conventions and meetings	22	25
Bank paid closing costs	15	22
License and permit	9	8
Other	576	354
	$5,688	$4,669

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At June 30, 2015, overnight interest-bearing balances totaled $79.2 million and unpledged available-for-sale investment securities totaled approximately $48.3 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of June 30, 2015, the portfolio of CDARS and wholesale time deposits totaled $219.6 million compared to $177.0 million at December 31, 2014, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2015, the Bank had a line of credit with the FHLB totaling $320.6 million and had outstanding $120 million in short term loans at fixed rates between 0.25% and 0.37% and $10 million in long term loans at a fixed rate of 1.22% leaving $190.6 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of June 30, 2015, outstanding repurchase agreements totaled $18.1 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at June 30, 2015, these lines totaled $60.4 million and were available as an additional funding source.

The following table presents the composition of borrowings at June 30, 2015 and December 31, 2014 as well as the average balances for the six months ended June 30, 2015 and the twelve months ended December 31, 2014.

Borrowed Funds Distribution

	June 30, 2015	December 31, 2014
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB short-term borrowings	$120,000	$160,000
Securities sold under agreements to repurchase	18,079	25,635
FHLB long-term borrowings	10,000	-
Total at period end	$148,079	$185,635

	June 30, 2015	December 31, 2014
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB short-term borrowings	$141,558	$115,471
Securities sold under agreements to repurchase	22,269	21,071
FHLB long-term borrowings	5,304	-
Federal funds purchased	331	58
Total average balance	$169,462	$136,600

Average rate paid on all borrowed funds	0.25%	0.21%

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at June 30, 2015 and December 31, 2014, assuming budgeted growth in the balance sheet. According to the model run for the six month period ended June 30, 2015, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 1.30%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings June 30, 2015	Hypothetical Percentage Change in Earnings December 31, 2014
3.00%	3.30%	11.50%
2.00%	2.70%	7.80%
1.00%	1.30%	3.80%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the second quarter of 2015 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

April 1 - April 30, 2015	-	$-	-	768,781
May 1 - May 31, 2015	-	-	-	768,781
June 1 - June 30, 2015	-	-	-	768,781
	-	$-	-	768,781

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
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

+ indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: August 10, 2015	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

