Form 10-Q
period 2015-09-30
ACCESS NATIONAL CORP
filed 2015-11-09
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of November 6, 2015 was 10,544,126 shares.

Table of Contents

ACCESS NATIONAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Cash and due from banks	$11,085	$9,804
Interest-bearing balances and federal funds sold	33,781	46,225
Investment securities:
Available-for-sale, at fair value	141,572	125,080
Held-to-maturity, at amortized cost (fair value of $14,487 and $14,378)	14,293	14,309
Total investment securities	155,865	139,389

Restricted stock, at amortized cost	4,071	8,961
Loans held for sale - at fair value	35,904	45,026
Loans	849,037	776,603
Allowance for loan losses	(13,474)	(13,399)
Net loans	835,563	763,204
Premises, equipment and land, net	6,811	6,926
Accrued interest receivable	3,004	2,907
Other assets	32,145	30,438
Total assets	$1,118,229	$1,052,880

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$334,225	$252,875
Savings and interest-bearing deposits	278,050	233,773
Time deposits	319,160	268,795
Total deposits	931,435	755,443
Other liabilities
Short-term borrowings	59,699	185,635
Long-term borrowings	10,000	-
Other liabilities and accrued expenses	9,466	12,898
Total liabilities	$1,010,600	$953,976

SHAREHOLDERS' EQUITY
Common stock $0.835 par value; 60,000,000 authorized; issued and outstanding, 10,521,317 and 10,469,569 shares, respectively	$8,785	$8,742
Additional paid in capital	19,588	18,538
Retained earnings	79,048	72,168
Accumulated other comprehensive income (loss), net	208	(544)
Total shareholders' equity	107,629	98,904
Total liabilities and shareholders' equity	$1,118,229	$1,052,880

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and Dividend Income
Interest and fees on loans	$10,254	$9,133	$29,659	$26,446
Interest on federal funds sold and bank balances	34	27	95	72
Interest and dividends on securities	868	755	2,465	1,844
Total interest and dividend income	11,156	9,915	32,219	28,362

Interest Expense
Interest on deposits	990	757	2,590	2,272
Interest on short-term borrowings	37	74	219	202
Interest on long-term borrowings	32	-	64	-
Total interest expense	1,059	831	2,873	2,474

Net interest income	10,097	9,084	29,346	25,888
Provision for loan losses	-	-	150	-
Net interest income after provision for loan losses	10,097	9,084	29,196	25,888

Noninterest Income
Service charges and fees	236	167	651	525
Gain on sale of loans	5,834	4,799	15,110	10,314
Other income	342	247	4,037	2,946
Total noninterest income	6,412	5,213	19,798	13,785

Noninterest Expense
Salaries and benefits	6,703	5,860	20,419	16,699
Occupancy and equipment	751	715	2,247	2,082
Other operating expenses	3,025	108	8,713	4,777
Total noninterest expense	10,479	6,683	31,379	23,558

Income before income taxes	6,030	7,614	17,615	16,115

Income tax expense	2,086	2,682	6,114	5,705
NET INCOME	$3,944	$4,932	$11,501	$10,410

Earnings per common share:
Basic	$0.37	$0.47	$1.09	$0.99
Diluted	$0.37	$0.47	$1.09	$0.99

Average outstanding shares:
Basic	10,519,954	10,440,986	10,504,086	10,414,384
Diluted	10,593,415	10,476,050	10,567,173	10,459,283

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,944	$4,932	$11,501	$10,410

Other comprehensive income (loss):
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	1,177	(344)	1,337	1,491
Less: reclassification adjustment for gains included in net income	(180)	(57)	(180)	(45)
Tax effect	(348)	141	(405)	(506)
Net of tax amount	649	(260)	752	940

Comprehensive income	$4,593	$4,672	$12,253	$11,350

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2014	$8,742	$18,538	$72,168	$(544)	$98,904
Net income	-	-	11,501	-	11,501
Other comprehensive income	-	-	-	752	752
Stock options exercised (6,541 shares)	6	65	-	-	71
Issuance of restricted common stock (7,500 shares)	6	122	-	-	128
DRSPP shares issued from reserve (37,707)	31	607	-	-	638
Cash dividend ($0.44 per share)	-	-	(4,621)	-	(4,621)
Stock-based compensation expense recognized in earnings	-	256	-	-	256

Balance, September 30, 2015	$8,785	$19,588	$79,048	$208	$107,629

Balance, December 31, 2013	$8,659	$17,320	$67,121	$(1,966)	$91,134
Net income	-	-	10,410	-	10,410
Other comprehensive income	-	-	-	940	940
Stock options exercised (55,382 shares)	46	398	-	-	444
Issuance of restricted common stock (24,017 shares)	20	365	-	-	385
Cash dividend ($0.36 per share)	-	-	(3,750)	-	(3,750)
Stock-based compensation expense recognized in earnings	-	177	-	-	177

Balance, September 30, 2014	$8,725	$18,260	$73,781	$(1,026)	$99,740

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$11,501	$10,410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	150	-
Release of provision for losses on mortgage loans sold	-	(3,250)
Provision for off balance sheet losses	109	-
Write down of other real estate owned	-	707
Income from bank-owned life insurance	345	217
Gain on sale of securities	89	47
Deferred tax (benefit) expense	(2)	1,190
Stock-based compensation	256	177
Purchases of loans held for sale	(379,619)	(294,748)
Sales of loans held for sale	388,320	277,575
Increase in valuation allowance on derivatives	(344)	(108)
Net amortization on securities	758	557
Depreciation and amortization	380	363
Loss on disposal of assets	-	1
Changes in assets and liabilities:
Decrease (increase) in valuation of loans held for sale carried at fair value	421	(758)
Increase in other assets	(2,136)	(3,590)
(Decrease) increase in other liabilities	(3,640)	577
Net cash provided by (used in) operating activities	16,588	(10,633)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and prepayments of securities available for sale	11,586	5,979
Proceeds from sale of securities	31,057	24,606
Purchases of securities available for sale	(58,809)	(80,596)
Proceeds from maturities and calls of securities held to maturity	-	5,000
Purchase of securities held to maturity	-	(3,055)
Purchases of Federal Reserve and Federal Home Loan Bank stock	(7,043)	(13,950)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	11,933	14,223
Purchase of bank owned life insurance	-	(15,000)
Net increase in loans	(72,510)	(39,949)
Purchases of premises and equipment	(237)	(253)
Net cash used in investing activities	(84,023)	(102,995)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	125,627	124,609
Net increase in time deposits	50,365	34,491
Decrease in securities sold under agreement to repurchase	(5,936)	(7,263)
(Decrease) increase in other short-term borrowings	(120,000)	10,000
Increase in long-term borrowings	10,000	-
Proceeds from issuance of common stock	837	829
Dividends paid	(4,621)	(3,750)
Net cash provided by financing activities	56,272	158,916

Increase (decrease) in cash and cash equivalents	(11,163)	45,288
Cash and Cash Equivalents
Beginning	56,029	23,419
Ending	$44,866	$68,707
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,841	$2,343
Cash payments for income taxes	$6,517	$4,361
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available for sale	$1,157	$1,446

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2014, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the nine months of 2015, the Corporation granted 121,934 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first nine months of 2015 and 2014 was $256 thousand and $177 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of September 30, 2015 was $540,301. The cost is expected to be recognized over a weighted average period of 1.25 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the nine months ended September 30, 2015 and 2014 is presented as follows:

Nine Months Ended
September 30, 2015

Expected life of options granted, in years	4.31
Risk-free interest rate	1.06%
Expected volatility of stock	30%
Annual expected dividend yield	3%

Fair Value of Granted Options	$344,039
Non-Vested Options	298,443

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	316,423	$14.02	3.20	$917,215
Granted	121,934	17.96	4.31	-
Exercised	(6,541)	10.62	1.59	$53,679
Lapsed or Canceled	(4,050)	$16.40	2.76	$-

Outstanding at September 30, 2015	427,766	$15.17	2.99	$2,223,049

Exercisable at September 30, 2015	129,323	$13.03	2.14	$949,542

Nine Months Ended
September 30, 2014

Expected life of options granted, in years	4.33
Risk-free interest rate	0.69%
Expected volatility of stock	36%
Annual expected dividend yield	3%

Fair value of granted options	$305,143
Non-vested options	273,101

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	281,380	$11.77	3.20	$951,526
Granted	123,000	15.96	4.33	-
Exercised	(55,382)	8.03	0.77	$407,183
Lapsed or canceled	(11,325)	$13.25	3.03	$-

Outstanding at September 30, 2014	337,673	$13.86	3.41	$799,612

Exercisable at September 30, 2014	64,572	$11.74	2.73	$290,248

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at September 30, 2015 and December 31, 2014. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$18,998	$11	$(57)	$18,952
Mortgage backed securities	83,704	672	(188)	84,188
Corporate bonds	9,051	51	(10)	9,092
Asset backed securities	16,378	18	(189)	16,207
Municipals	2,313	31	-	2,344
Municipals - nontaxable	9,308	77	(19)	9,366
CRA Mutual fund	1,500	-	(77)	1,423
	$141,252	$860	$(540)	$141,572

Held-to-maturity:
U.S. Government agencies	$9,986	$143	$-	$10,129
Municipals	2,618	70	(7)	2,681
Municipals - nontaxable	1,689	-	(12)	1,677
	$14,293	$213	$(19)	$14,487

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$18,998	$-	$(473)	$18,525
Mortgage backed securities	70,001	136	(439)	69,698
Corporate bonds	13,304	95	(27)	13,372
Asset backed securities	18,072	83	(172)	17,983
Municipals - nontaxable	4,042	24	(1)	4,065
CRA Mutual fund	1,500	-	(63)	1,437
	$125,917	$338	$(1,175)	$125,080

Held-to-maturity:
U.S. Government agencies	$9,985	$46	$(25)	$10,006
Municipals	2,627	41	-	2,668
Municipals - nontaxable	1,697	10	(3)	1,704
	$14,309	$97	$(28)	$14,378

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of September 30, 2015 and December 31, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	September 30, 2015		December 31, 2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
US Government agencies:
Due after one through five years	$4,000	$4,008	$-	$-
Due after five through ten years	14,998	14,944	18,998	18,525
Mortgage backed securities:
Due after one through five years	9,837	9,950	-	-
Due after five through ten years	39,745	40,087	6,533	6,481
Due after ten through fifteen years	18,387	18,337	39,311	39,115
Due after fifteen years	15,735	15,814	24,157	24,102
Corporate bonds:
Due in one year or less	-	-	1,998	2,023
Due after one through five years	9,051	9,092	11,306	11,349
Asset backed securities:
Due after one through five years	1,976	1,971	-	-
Due after five through ten years	3,107	3,012	6,134	6,199
Due after fifteen years	11,295	11,224	11,938	11,784
Municipals:
Due after ten through fifteen years	1,143	1,166	-	-
Due after fifteen years	1,170	1,178	-	-
Municipals - nontaxable:
Due after five through ten years	2,148	2,182	404	413
Due after ten through fifteen years	4,895	4,938	1,366	1,381
Due after fifteen years	2,265	2,246	2,272	2,271

CRA Mutual fund	1,500	1,423	1,500	1,437
Total	$141,252	$141,572	$125,917	$125,080

Held-to-maturity:
US Government agencies:
Due after one through five years	$5,000	$5,106	$5,000	$5,046
Due after ten through fifteen years	4,986	5,023	4,985	4,960
Municipals:
Due after five through ten years	1,487	1,520	428	444
Due after ten through fifteen years	1,131	1,161	1,638	1,666
Due after fifteen years	-	-	561	558
Municipals - nontaxable:
Due after ten through fifteen years	1,407	1,397	1,414	1,421
Due after fifteen years	282	280	283	283
Total	$14,293	$14,487	$14,309	$14,378

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, credit lines with the Federal Reserve Bank (“FRB”), and debtor-in-possession accounts amounted to $136.1 million at September 30, 2015 and $102.6 million at December 31, 2014.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at September 30, 2015 and December 31, 2014 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
September 30, 2015	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$5,719	$(12)	$12,788	$(176)	$18,507	$(188)
U.S. Government agencies	9,941	(57)	-	-	9,941	(57)
Municipals - nontaxable	2,246	(19)	-	-	2,246	(19)
Corporate bonds	4,361	(10)	-	-	4,361	(10)
Asset backed securities	8,929	(146)	2,778	(43)	11,707	(189)
CRA Mutual fund	-	-	1,423	(77)	1,423	(77)
Total	$31,196	$(244)	$16,989	$(296)	$48,185	$(540)

Investment securities held-to-maturity:

Municipals Taxable	$551	$(7)	$-	$-	$551	$(7)
Municipals - nontaxable	1,677	(12)	-	-	1,677	(12)
Total	$2,228	$(19)	$-	$-	$2,228	$(19)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2014	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$19,252	$(74)	$17,141	$(365)	$36,393	$(439)
U.S. Government agencies	-	-	18,525	(473)	18,525	(473)
Municipals - nontaxable	2,271	(1)	-	-	2,271	(1)
Corporate bonds	4,480	(27)	-	-	4,480	(27)
Asset backed securities	6,289	(71)	2,995	(101)	9,284	(172)
CRA Mutual fund	-	-	1,437	(63)	1,437	(63)
Total	$32,292	$(173)	$40,098	$(1,002)	$72,390	$(1,175)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	$4,960	$(25)	$4,960	$(25)
Municipals - nontaxable	842	(3)	-	-	842	(3)
Total	$842	$(3)	$4,960	$(25)	$5,802	$(28)

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

NOTE 3 – SECURITIES (continued)

U.S. Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. At September 30, 2015, two available-for-sale securities had unrealized losses of $57 thousand. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. As the securities are obligations of government agencies, it is the Corporation’s intent to hold these securities until a market price recovery or maturity, and it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mortgage backed securities

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At September 30, 2015, six securities had unrealized losses of $188 thousand. As these securities are Ginnie Mae and government sponsored entity securities backed by the United States Government, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Asset backed securities

The Corporation’s unrealized losses on its asset backed securities were caused by interest rate fluctuations. At September 30, 2015, thirteen securities had unrealized losses of $189 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At September 30, 2015, this one security had an unrealized loss of $77 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Corporate bonds

The Corporation’s unrealized loss on a corporate obligation was caused by interest rate fluctuations. At September 30, 2015, one security had an unrealized loss of $10 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Municipal

The Corporation’s unrealized losses on its municipal investments were caused by interest rate fluctuations. At September 30, 2015, three held-to-maturity securities had unrealized losses of $19 thousand while one available-for-sale municipal investments had unrealized losses of $19 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and FRB stock. The amortized costs of the restricted stock as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)
Restricted Stock:

FRB stock	$999	$999

FHLB stock	3,072	7,962
	$4,071	$8,961

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of September 30, 2015 and December 31, 2014, the obligations outstanding under these repurchase agreements totaled $19.7 million and $25.6 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at September 30, 2015 was $24.6 million in total and consisted of $6.7 million in municipal securities, $5.0 in mortgage-backed securities, $6.3 million in corporate bonds, and $6.6 million in asset-backed securities. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2014 was $26.1 million in total and consisted of $16.4 million in mortgage backed securities, $4.5 million in corporate bonds, and $5.2 million in asset-backed securities.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at September 30, 2015 and December 31, 2014:

	Composition of Loan Portfolio

	September 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate-owner occupied	$223,801	26.36%	$199,442	25.68%
Commercial real estate-non owner occupied	137,081	16.15	125,442	16.15
Residential real estate	196,580	23.15	194,213	25.01
Commercial	225,147	26.52	210,278	27.08
Real estate construction	57,664	6.79	41,080	5.29
Consumer	8,764	1.03	6,148	0.79
Total loans	$849,037	100.00%	$776,603	100.00%
Less allowance for loan losses	13,474		13,399
	$835,563		$763,204

Unearned income and net deferred loan fees and costs totaled $1.9 million and $1.6 million at September 30, 2015 and December 31, 2014, respectively. Loans pledged to secure borrowings at the FHLB totaled $250.1 million and $215.8 million at September 30, 2015 and December 31, 2014, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $13.5 million at September 30, 2015 compared to $13.4 million at year end December 31, 2014. The allowance for loan losses was equivalent to 1.59% and 1.73% of total loans held for investment at September 30, 2015 and December 31, 2014, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses

Three months ended September 30, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,358	$1,859	$3,174	$4,333	$665	$120	$13,509
Charge-offs	-	-	-	(72)	-	-	(72)
Recoveries	-	-	12	25	-	-	37
Provisions	(90)	(42)	(236)	245	123	-	-
Ending Balance	$3,268	$1,817	$2,950	$4,531	$788	$120	$13,474

Nine months ended September 30, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Charge-offs	-	-	-	(186)	-		(186)
Recoveries	-	-	50	61	-	-	111
Provisions	39	(77)	(408)	372	192	32	150
Ending Balance	$3,268	$1,817	$2,950	$4,531	$788	$120	$13,474

	Allowance for Loan Losses

Three months ended September 30, 2014	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,163	$1,896	$3,090	$4,299	$670	$93	$13,211
Charge-offs	-	-	-	(6)	-	-	(6)
Recoveries	-	-	18	21	-	-	39
Provisions	391	207	383	(913)	(97)	29	-
Ending Balance	$3,554	$2,103	$3,491	$3,401	$573	$122	$13,244

Nine months ended September 30, 2014
Allowance for credit losses:
Beginning Balance	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136
Charge-offs	-	-	(21)	(22)	-	-	(43)
Recoveries	-	-	79	72	-	-	151
Provisions	(209)	369	113	(133)	(170)	30	-
Ending Balance	$3,554	$2,103	$3,491	$3,401	$573	$122	$13,244

	Recorded Investment in Loans

September 30, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,268	$1,817	$2,950	$4,531	$788	$120	$13,474
Ending balance: individually evaluated for impairment	$-	$-	$-		$-	$-	$-
Ending balance: collectively evaluated for impairment	$3,268	$1,817	$2,950	$4,531	$788	$120	$13,474
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$223,801	$137,081	$196,580	$225,147	$57,664	$8,764	$849,037
Ending balance: individually evaluated for impairment	$351	$5,653	$348	$1,476	$1,096	$-	$8,924
Ending balance: collectively evaluated for impairment	$223,450	$131,428	$196,232	$223,671	$56,568	$8,764	$840,113
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2014	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Ending balance: individually evaluated for impairment	$-	$-	$-	$115	$-	$-	$115
Ending balance: collectively evaluated for impairment	$3,229	$1,894	$3,308	$4,169	$596	$88	$13,284
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$199,442	$125,442	$194,213	$210,278	$41,080	$6,148	$776,603
Ending balance: individually evaluated for impairment	$356	$-	$320	$1,515	$-	$-	$2,191
Ending balance: collectively evaluated for impairment	$199,086	$125,442	$193,893	$208,763	$41,080	$6,148	$774,412
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at September 30, 2015 or December 31, 2014. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The profile of the loan portfolio, as indicated by risk rating, as of September 30, 2015 and December 31, 2014 is shown below.

	September 30, 2015
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$220,456	$351	$3,495	$-	$-	$(501)	$223,801
Commercial real estate - non-owner occupied	129,968	775	6,661	-	-	(323)	137,081
Residential real estate	196,607	-	163	-	-	(190)	196,580
Commercial	202,811	6,629	15,994	-	-	(287)	225,147
Real estate construction	57,160	-	1,096	-	-	(591)	57,664
Consumer	8,762	-	-	-	-	2	8,764
Total	$815,763	$7,755	$27,409	$-	$-	$(1,890)	$849,037

	December 31, 2014
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$194,007	$2,115	$3,767	$-	$-	$(447)	$199,442
Commercial real estate - non-owner occupied	111,301	2,627	11,751	-	-	(237)	125,442
Residential real estate	191,512	2,100	936	-	-	(335)	194,213
Commercial	194,585	10,519	5,540	-	-	(366)	210,278
Real estate construction	41,253	-	-	-	-	(173)	41,080
Consumer	6,148	-	-	-	-		6,148
Total	$738,806	$17,361	$21,994	$-	$-	$(1,558)	$776,603

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

	For the Period Ended, September 30, 2015
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
Commercial real estate - owner occupied	$223,801	$-	$223,801
Commercial real estate - non-owner occupied	131,428	5,653	137,081
Residential real estate	196,417	163	196,580
Commercial	224,347	800	225,147
Real estate construction	57,664	-	57,664
Consumer	8,764	-	8,764
Total	$842,421	$6,616	$849,037

	For the Period Ended, December 31, 2014
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
Commercial real estate - owner occupied	$199,442	$-	$199,442
Commercial real estate - non-owner occupied	125,442	-	125,442
Residential real estate	194,084	129	194,213
Commercial	208,785	1,493	210,278
Real estate construction	41,080	-	41,080
Consumer	6,148	-	6,148
Total	$774,981	$1,622	$776,603

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of September 30, 2015 and December 31, 2014. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$115	$115	$-	$223,686	$223,801
Commercial real estate - non-owner occupied	-	-	1,007	1,007	5,653	130,421	137,081
Residential real estate	297	-		297	163	196,120	196,580
Commercial	-	-	-	-	800	224,347	225,147
Real estate construction	-	-	-	-	-	57,664	57,664
Consumer	-	-	-	-	-	8,764	8,764
Total	$297	$-	$1,122	$1,419	$6,616	$841,002	$849,037

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$199,442	$199,442
Commercial real estate - non-owner occupied	-	-	-	-	-	125,442	125,442
Residential real estate	-	217	-	217	129	193,867	194,213
Commercial	-	-	-	-	1,493	208,785	210,278
Real estate construction	-	-	-	-	-	41,080	41,080
Consumer	-	-	-	-	-	6,148	6,148
Total	$-	$217	$-	$217	$1,622	$774,764	$776,603

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

No loans were modified in connection with a troubled debt restructuring during the nine month period ended September 30, 2015 and September 30, 2014.

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payment applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the three and nine month periods ended September 30, 2015 and 2014.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below shows the results of management’s analysis of impaired loans as of September 30, 2015 and December 31, 2014.

	Impaired Loans

	September 30, 2015			December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$351	$351	$-	$356	$356	$-
Commercial real estate - non-owner occupied	5,653	5,847	-	-	-	-
Residential real estate	348	390	-	320	362	-
Commercial	1,476	2,988	-	1,401	1,913	-
Real estate construction	1,096	1,096	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-
Commercial	-		-	114	120	115
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$351	$351	$-	$356	$356
Commercial real estate - non-owner occupied	5,653	5,847	-	-	-	-
Residential real estate	348	390	-	320	362
Commercial	1,476	2,988	-	1,515	2,033	115
Real estate construction	1,096	1,096	-	-	-	-
Consumer	-	-	-	-	-	-
	$8,924	$10,672	$-	$2,191	$2,751	$115

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(In Thousands)
Commercial real estate - owner occupied	$352	$359	$354	$360
Commercial real estate - non-owner occupied	5,737	-	3,955	-
Residential real estate	391	364	377	368
Commercial	2,564	2,033	2,601	1,979
Real estate construction	1,102	-	1,118	-
Consumer	-	-	-	-
	$10,146	$2,756	$8,405	$2,707

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

The following table presents segment information as of and for the three months ended September 30, 2015 and 2014:

	Commercial	Mortgage	Wealth			Consolidated
September 30, 2015	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$10,909	$417	$-	$3	$(173)	$11,156
Gain on sale of loans	-	5,834	-	-	-	5,834
Other revenues	809	(954)	701	337	(315)	578
Total revenues	11,718	5,297	701	340	(488)	17,568

Expenses:
Interest expense	1,063	98	-	71	(173)	1,059
Salaries and employee benefits	3,533	2,706	464	-	-	6,703
Other expenses	1,894	1,294	273	630	(315)	3,776
Total operating expenses	6,490	4,098	737	701	(488)	11,538

Income (loss) before income taxes	$5,228	$1,199	$(36)	$(361)	$-	$6,030

Total assets	$1,081,026	$38,246	$1,228	$16,386	$(18,657)	$1,118,229

	Commercial	Mortgage	Wealth			Consolidated
September 30, 2014	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$9,702	$410	$-	$3	$(200)	$9,915
Gain on sale of loans	-	4,799	-	-	-	4,799
Other revenues	753	(873)	536	299	(301)	414
Total revenues	10,455	4,336	536	302	(501)	15,128

Expenses:
Interest expense	829	123	6	73	(200)	831
Salaries and employee benefits	3,002	2,443	415	-	-	5,860
Other expenses	1,558	(1,962)	223	1,305	(301)	823
Total operating expenses	5,389	604	644	1,378	(501)	7,514

Income (loss) before income taxes	$5,066	$3,732	$(108)	$(1,076)	$-	$7,614

Total assets	$971,294	$44,179	$1,671	$15,225	$(17,276)	$1,015,093

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information as of and for the nine months ended September 30, 2015 and 2014:

	Commercial	Mortgage	Wealth			Consolidated
September 30, 2015	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$31,522	$1,343	$-	$10	$(656)	$32,219
Gain on sale of loans	-	15,110	-	-	-	15,110
Other revenues	2,260	392	1,925	1,043	(932)	4,688
Total revenues	33,782	16,845	1,925	1,053	(1,588)	52,017

Expenses:
Interest expense	2,884	434	-	211	(656)	2,873
Salaries and employee benefits	10,028	8,914	1,477	-	-	20,419
Other expenses	5,578	3,903	740	1,821	(932)	11,110
Total operating expenses	18,490	13,251	2,217	2,032	(1,588)	34,402

Income (loss) before income taxes	$15,292	$3,594	$(292)	$(979)	$-	$17,615

Total assets	$1,081,026	$38,246	$1,228	$16,386	$(18,657)	$1,118,229

	Commercial	Mortgage	Wealth			Consolidated
September 30, 2014	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$27,891	$909	$-	$9	$(447)	$28,362
Gain on sale of loans	-	10,314	-	-	-	10,314
Other revenues	1,855	9	1,584	917	(894)	3,471
Total revenues	29,746	11,232	1,584	926	(1,341)	42,147

Expenses:
Interest expense	2,467	179	16	259	(447)	2,474
Salaries and employee benefits	8,737	6,827	1,135	-	-	16,699
Other expenses	4,591	(92)	697	2,557	(894)	6,859
Total operating expenses	15,795	6,914	1,848	2,816	(1,341)	26,032

Income (loss) before income taxes	$13,951	$4,318	$(264)	$(1,890)	$-	$16,115

Total assets	$971,294	$44,179	$1,671	$15,225	$(17,276)	$1,015,093

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2015 and 2014, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$3,944	$4,932
Weighted average shares outstanding	10,519,954	10,440,986

Basic earnings per share	$0.37	$0.47

DILUTED EARNINGS PER SHARE:
Net income	$3,944	$4,932
Weighted average shares outstanding	10,519,954	10,440,986
Dilutive stock options	73,461	35,064
Weighted average diluted shares outstanding	10,593,415	10,476,050

Diluted earnings per share	$0.37	$0.47

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$11,501	$10,410
Weighted average shares outstanding	10,504,086	10,414,384

Basic earnings per share	$1.09	$0.99

DILUTED EARNINGS PER SHARE:
Net income	$11,501	$10,410
Weighted average shares outstanding	10,504,086	10,414,384
Dilutive stock options	63,087	44,899
Weighted average diluted shares outstanding	10,567,173	10,459,283

Diluted earnings per share	$1.09	$0.99

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

At September 30, 2015 and December 31, 2014, the Mortgage Division had open forward contracts with a notional value of $51.0 million and $45.3 million, respectively. At September 30, 2015 and December 31, 2014, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was ($373) thousand and ($349) thousand at September 30, 2015 and December 31, 2014, respectively.

Interest rate lock commitments totaled $47.1 million and $23.5 million at September 30, 2015 and December 31, 2014, respectively, and included $15.6 million and $5.3 million that were made on a best efforts basis at September 30, 2015 and December 31, 2014, respectively. Fair values of these best efforts commitments were $130 thousand and $39 thousand at September 30, 2015 and December 31, 2014, respectively. The remaining hedged interest rate lock commitments totaling $31.5 million and $18.2 million at September 30, 2015 and December 31, 2014 had a fair value of $478 thousand and $200 thousand, respectively.

Included in other noninterest income for the nine months ended September 30, 2015 and September 30, 2014 was a net gain of $245 thousand and a net gain of $397 thousand, respectively, relating to derivative instruments. The amount included in other noninterest income for the nine months ended September 30, 2015 and September 30, 2014 pertaining to its hedging activities was a net realized loss of $873 thousand and a net realized loss of $1.6 million, respectively.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” as well as most industry-specific guidance. The amendments also create a new Subtopic 340-40 “Other Assets and Deferred Costs – Contracts with Customers”. In summary, entities are to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of ASU 2014-09 are effective for annual periods beginning after December 15, 2017 and interim periods within 2018. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

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

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30)”. This ASU adds language clarifying the Securities and Exchange Commission’s views regarding the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The amendments in the ASU are effective beginning after December 15, 2015. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)”. This ASU requires an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period, in the reporting period in which the adjustment is determined as well as present separately on the face of the income statement or as a disclosure in the notes to the financial statements the portion of the amount recorded in current period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in the ASU are effective beginning after December 15, 2015. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

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

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of September 30, 2015 and December 31, 2014, are summarized below:

	Fair Value Measurement
	at September 30, 2015 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
U.S. Government agencies	$18,952	$-	$18,952	$-
Mortgage backed securities	84,188	-	84,188	-
Corporate bonds	9,092	-	9,092	-
Asset backed securities	16,207	-	16,207	-
Municipals	2,344	-	2,344	-
Municipals - nontaxable	9,366	-	9,366	-
CRA Mutual fund	1,423	-	1,423	-
Total available-for-sale investment securities	141,572	-	141,572	-

Residential loans held for sale	35,904	-	35,904	-
Derivative assets	773	-	-	773
Total Financial Assets-Recurring	$178,249	$-	$177,476	$773

Financial Liabilities-Recurring
Derivative liabilities	$539	$-	$-	$539
Total Financial Liabilities-Recurring	$539	$-	$-	$539

Financial Assets-Non-Recurring
Impaired loans (1)	$8,924	$-	$-	$8,924
Total Financial Assets-Non-Recurring	$8,924	$-	$-	$8,924

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

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the nine month periods ended September 30, 2015 and 2014.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended September 30,
	2015	2014
	(In Thousands)
Balance, beginning of period	$648	$7
Realized and unrealized gains (losses) included in earnings	(414)	196
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$234	$203

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Balance, beginning of period	$(110)	$95
Realized and unrealized gains (losses) included in earnings	344	108
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$234	$203

NOTE 9 - FAIR VALUE (Continued)

The following tables presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at September 30, 2015 and December 31, 2014:

	September 30, 2015
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$773	Market pricing (3)	Estimated pullthrough	75% - 90% (84.1%)
Derivative liabilities	$539	Market pricing (3)	Estimated pullthrough	75% - 90% (84.1%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$7,448	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 20% (11%)
Impaired loans - Non-real estate secured	$1,476	Cash flow basis	Liquidation expenses (2)	0% - 10% (0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at September 30, 2015, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$35,904	$1,493	$34,411

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

At September 30, 2015 and December 31, 2014, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$44,866	$44,866	$56,029	$56,029
Securities available-for-sale	141,572	141,572	125,080	125,080
Securities held-to-maturity	14,293	14,487	14,309	14,378
Restricted stock	4,071	4,071	8,961	8,961
Loans, net of allowance	871,467	882,086	808,230	837,937
Derivatives	773	773	330	330
Total financial assets	$1,077,042	$1,087,855	$1,012,939	$1,042,715

Financial liabilities:
Deposits	$931,435	$931,559	$755,443	$753,675
Short-term borrowings	59,699	59,600	185,635	185,396
Long-term borrowings	10,000	9,983	-	-
Derivatives	539	539	440	440
Total financial liabilities	$1,001,673	$1,001,681	$941,518	$939,511

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $61.5 million and $16.8 million in outstanding commitments at September 30, 2015 and December 31, 2014, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $298.2 million and $249.4 million in unfunded lines of credit whose contract amounts represent credit risk at September 30, 2015 and December 31, 2014, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $4.8 million and $4.2 million at September 30, 2015 and December 31, 2014, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At September 30, 2015 and December 31, 2014 the balance in this reserve totaled $750 thousand and $641 thousand, respectively.

The Mortgage Division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. During the third quarter 2014, the analysis along with current industry events such as court rulings upholding states’ statutes on time limitations on put back of mortgage loans, modifications to the government sponsored entities’ payment performance standards, continued decline in foreclosure and loss upon liquidation statistics in our markets, and a reduction in the amount of loans originated prior to the mortgage industry financial crisis, led management to determine a reserve release of $3.25 million was appropriate. The $3.25 million reserve release is included in other expenses on the Consolidated Statements of Income. At September 30, 2015 and December 31, 2014, the balance in this reserve totaled $1.2 million.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

The following table shows the changes to the allowance for losses on mortgage loans sold.

	Allowance for Losses on Mortgage Loans Sold

	Nine Months ended September 30,		Year ended
	2015	2014	December 31, 2014
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$1,198	$4,645	$4,645
Provision released from operating expense	-	(3,250)	(3,250)
Recoveries	-	-	5
Charge-offs	(19)	(202)	(202)
Allowance for losses on mortgage loans sold - end of period	$1,179	$1,193	$1,198

NOTE 11 – BANK-OWNED LIFE INSURANCE POLICIES

The Corporation had $15.7 million and $15.3 million in bank-owned life insurance (“BOLI”) at September 30, 2015 and December 31, 2014, respectively. The Corporation recognized interest income, which is included in other noninterest income, of $345 thousand and $217 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or any future period.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At September 30, 2015, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At September 30, 2015, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At September 30, 2015, the Corporation’s assets totaled $1.1 billion and grew $65 million when compared to December 31, 2014. The increase in assets was primarily due to a growth in loans held for investment of $72.4 million and $16.5 million of growth in investment securities which was partially offset by a decrease of $12.4 million in interest-bearing balances and a decrease in loans held for sale of $9.1 million . The first three quarters of 2015 reflected growth in all categories of loans held for investment from December 31, 2014. The $72.4 million increase in loans held for investment as compared to December 31, 2014 is primarily attributable to a $24.4 million or 12.2% growth in commercial real estate – owner occupied loans, a $16.6 million or 40.4% increase in real estate construction loans, a $14.9 million or 7.1% increase in commercial loans, and a $11.6 million or 9.3% increase in commercial real estate – non-owner occupied. Overall, the portfolio of loans held for investment grew at an annualized rate of 12.4%. At September 30, 2015, loans secured by real estate collateral comprised 72.5% of our total loan portfolio, with loans secured by commercial real estate contributing 42.5% of our total loan portfolio, loans secured by residential real estate contributing 23.2% and real estate construction loans contributing 6.8%. Loans held for sale totaled $35.9 million at September 30, 2015, compared to $45.0 million at December 31, 2014. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $931.4 million at September 30, 2015, compared to $755.4 million at December 31, 2014, an increase of $176.0 million. Noninterest-bearing deposits increased $81.4 million from $252.9 million at December 31, 2014 to $334.2 million at September 30, 2015. Savings and interest-bearing deposits increased $44.3 million from $233.8 million at December 31, 2014 to $278.1 million at September 30, 2015. Non-wholesale time deposits increased from $107.5 million at December 31, 2014 to $134.5 million at September 30, 2015, an increase of $27.0 million, while wholesale funding time deposits saw a net increase of $23.3 million, from $161.5 million at December 31, 2014 to $184.8 million at September 30, 2015.

Net income for the third quarter of 2015 totaled $3.9 million compared to $4.9 million for the same period in 2014. Earnings per diluted share were $0.37 for the third quarter of 2015, compared to $0.47 per diluted share in the same period of 2014. Third quarter 2015 pretax earnings decreased $1.6 million or 20.8% when compared to third quarter 2014 pretax earnings. The decrease was due to a non-recurring release of $3.25 million in mortgage reserves in the third quarter of 2014 which when coupled with a write-down on land held in Access Real Estate of $707 thousand during that same quarter in 2014 increased pretax income by $2.5 million. The banking segment had an increase in pre-tax earnings when compared to the third quarter 2014 of $162 thousand, driven by an increase in net interest income over third quarter 2014 of $973 thousand which was offset by an increase in salaries and employee benefits of $530 thousand as well as an increase in other expenses of $309 thousand. The mortgage segment had an increase in gains on the sale of loans of $1.0 million that resulted from an increase in loan originations of $4.6 million as well as an increase in the secondary margins on mortgage loans held for sale. This increase partially offset the aforementioned reduction in pretax earnings due to the mortgage reserve release recorded in the third quarter of 2014.

Net income for the nine months ended September 30, 2015 totaled $11.5 million compared to $10.4 million for the same period in 2014. Earnings per diluted share were $1.09 for the first nine months of 2015, compared to $0.99 per diluted share in the same period of 2014. For the nine month period ended September 30, 2015, the banking segment saw an increase in pretax income of $1.3 million when compared to the nine months ended September 30, 2014 due to an increase in net interest income of $3.3 million and an increase in non-interest income of $406 thousand which was partially offset by an increase in salaries and employee benefits of $1.3 million and an increase in other non-interest expense of $783 thousand. When comparing the nine month period ended September 30, 2015 to the same period in 2014, the mortgage segment saw pretax earnings decrease $724 thousand. While the mortgage segment had an increase in gains on the sale of loans of $4.8 million when comparing the nine months ended September 2015 to the same period in 2014 due to an increase in loan originations of $84.6 million as well as an increase in the secondary margins on mortgage loans held for sale, the increase was offset by a $2.1 million increase in salaries and employee benefits due mainly to the increase in mortgage production as well as the aforementioned reduction in pretax earnings of $3.25 million due to the mortgage reserve release recorded in the third quarter of 2014.

Non-performing assets (“NPAs”) totaled $6.6 million, or 0.59%, of total assets at September 30, 2015, down from $7.4 million, or 0.64% of total assets as of June 30, 2015. The Bank did not have other real estate owned at September 30, 2015 while Access Real Estate, LLC had other real estate owned with a carrying value of $500 thousand. The allowance for loan loss was $13.5 million and $13.4 million at September 30, 2015 and December 31, 2014, respectively, and represented 1.59% and 1.73% of total loans held for investment at September 30, 2015 and December 31, 2014, respectively.

The unemployment rate for Fairfax County, Virginia was at 3.3% as of September 2015 and still well below the 4.3% unemployment rate for the state of Virginia at the end of September 2015 and 5.1% for the nation at the end of September 2015. Information reviewed at the Federal Open Market Committee’s (FOMC) September 2015 meeting suggested economic growth has continued to expand moderately during the third quarter after having changed little during the first quarter of 2015. Labor market indicators showed further improvement and a lower unemployment rate suggesting that underutilization of labor resources continues to diminish. The FOMC reaffirmed its view that the current target rate for the federal funds rate remains appropriate. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio. The Corporation’s net interest margin for the three months ended September 30, 2015 decreased to 3.70% from the three months ended September 30, 2014 percentage of 3.78%. While there is no certainty to the magnitude of any impact, the continued extended period of low short-term interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

Strong job growth in the Northern Virginia market contributed to the local commercial real estate markets which continued to see positive overall net absorption during the third quarter of 2015, and while we continue to see price appreciation in the local residential real estate market, there is no guarantee that these positive trends will continue. Recent global economic and financial developments have also impacted economic activity. As such, we remain cautious and have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 – 2009. In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses. The Corporation is optimistic with a strong capital base and being positioned for continued growth.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, a CRA mutual fund, and other asset backed securities as well as municipal bonds. The portfolio does not have any non-agency mortgage backed securities or trust preferred securities.

At September 30, 2015 the fair value of the securities portfolio totaled $156.1 million, compared to $139.5 million at December 31, 2014. Included in the fair value totals are held-to-maturity securities with an amortized cost of $14.3 million (fair value of $14.5 million) and $14.3 million (fair value of $14.4 million) at September 30, 2015 and December 31, 2014, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $849.0 million at September 30, 2015 compared to $776.6 million at December 31, 2014, an increase of $72.4 million or 9.3%. Comprising the growth, commercial real estate – owner occupied loans increased $24.4 million, real estate construction loans increased $16.6 million, commercial loans increased $14.9 million, commercial real estate – non-owner occupied increased $11.6 million, consumer loans increased $2.6 million and residential real estate loans increased $2.4 million. The overall increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at September 30, 2015.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the second largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $223.8 million, representing 26.36% of the loan portfolio at September 30, 2015. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $137.1 million and representing 16.15% of the loan portfolio at September 30, 2015. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the third largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $196.6 million and comprised 23.15% of the loan portfolio as of September 30, 2015. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of September 30, 2015: home equity lines of credit, 20.8%; first trust mortgage loans, 70.6%; and junior trust loans, 8.6%.

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

Commercial Loans: Commercial Loans represented the largest segment of the loan portfolio, totaling $225.1 million and representing 26.52% of the loan portfolio as of September 30, 2015. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $57.7 million and represented 6.79% of the loan portfolio as of September 30, 2015. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which were the smallest segment of the loan portfolio, totaled $8.8 million and represented 1.03% of the loan portfolio as of September 30, 2015. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At September 30, 2015, LHFS at fair value totaled $35.9 million compared to $45.0 million at December 31, 2014.

The LHFS loans are closed by the Mortgage Division and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the third quarter of 2015 we originated $120.0 million of loans processed in this manner, compared to $115.3 million for the third quarter of 2014. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $13.5 million at September 30, 2015 compared to $13.4 million at December 31, 2014. The allowance for loan losses was equivalent to 1.59% and 1.73% of total loans held for investment at September 30, 2015 and December 31, 2014, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At September 30, 2015 and December 31, 2014, the Bank had non-performing assets totaling $6.6 million and $1.6 million, respectively. This increase in NPAs since December 31, 2014 was mainly due to the addition of one $6 million loan to non-accrual status during the first quarter of 2015 but declined from $7.4 million as of June 30, 2015. Non-performing assets consist of non-accrual loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(Dollars In Thousands)
Non-accrual loans :
Commercial real estate - non-owner occupied	$5,653	$-
Residential real estate	163	129
Commercial	800	1,493
Total non-accrual loans	$6,616	$1,622

Other real estate owned ("OREO")	-	-

Total non-performing assets	$6,616	$1,622

Restructured loans included above in non-accrual loans	$-	$698

Ratio of non-performing assets to:
Total loans plus OREO	0.78%	0.21%

Total Assets	0.59%	0.15%

Accruing Past due loans:
90 or more days past due	$1,122	$-

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

At September 30, 2015 and December 31, 2014, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At September 30, 2015, deposits totaled $931.4 million compared to $755.4 million on December 31, 2014, an increase of $176.0 million or 23.30%. Noninterest-bearing deposits increased $81.4 million or 32.19% from $252.9 million at December 31, 2014 to $334.2 million at September 30, 2015. Savings and interest-bearing deposits increased $44.3 million or 18.95% from $233.8 million at December 31, 2014 to $278.1 million at September 30, 2015. Non-wholesale time deposits increased from $107.5 million at December 31, 2014 to $134.5 million at September 30, 2015, an increase of $27.0 million or 25.12%, while wholesale funding time deposits saw a net increase of $23.3 million or 14.43%, from $161.5 million at December 31, 2014 to $184.8 million at September 30, 2015.

Shareholders’ Equity

Shareholders’ equity totaled $107.6 million at September 30, 2015 compared to $98.9 million at December 31, 2014. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating. Beginning January 1, 2015, the Corporation calculates its regulatory capital under the Basel III Final Rules which modified the definition of “well capitalized” and implemented changes in the risk weights of assets. The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios under these new rules.

	September 30,	December 31,
	2015	2014
	(In Thousands)
Tier 1 Capital:
Common stock	$8,785	$8,742
Capital surplus	19,588	18,538
Retained earnings	79,048	72,168
Less: Net unrealized loss on available for sale equity securities	(50)	(41)
Less: Disallowed goodwill and intangibles net of associated deferred tax liabilities	(1,500)	(1,694)
Total Tier 1 capital	105,871	97,713

Allowance for loan losses	11,715	10,980

Total risk based capital	$117,586	$108,693

Risk weighted assets	$934,674	$875,862

Quarterly average assets	$1,129,190	$1,007,628

			Regulatory
			Minimum
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.33%	NA	4.50%
Tier 1 capital ratio	11.33%	11.16%	6.00%
Total capital ratio	12.58%	12.41%	8.00%
Leverage Capital Ratios:
Tier 1 leverage ratio	9.38%	9.70%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2015 totaled $3.9 million compared to $4.9 million for the same period in 2014. Earnings per diluted share were $0.37 for the third quarter of 2015, compared to $0.47 per diluted share in the same period of 2014. Third quarter 2015 pretax earnings decreased $1.6 million or 20.8% when compared to third quarter 2014 pretax earnings. The decrease was due to a non-recurring release of $3.25 million in mortgage reserves in the third quarter of 2014 which when coupled with a write-down on land held in Access Real Estate of $707 thousand during that same quarter in 2014 increased pretax income by $2.5 million. The banking segment had an increase in pre-tax earnings when compared to the third quarter 2014 of $162 thousand, driven by an increase in net interest income over third quarter 2014 of $973 thousand which was offset by an increase in salaries and employee benefits of $530 thousand as well as an increase in other expenses of $309 thousand. The mortgage segment had an increase in gains on the sale of loans of $1.0 million that resulted from an increase in loan originations of $4.6 million as well as an increase in the secondary margins on mortgage loans held for sale. This increase partially offset the aforementioned reduction in pretax earnings due to the mortgage reserve release recorded in the third quarter of 2014.

Net income for the nine months ended September 30, 2015 totaled $11.5 million compared to $10.4 million for the same period in 2014. Earnings per diluted share were $1.09 for the first nine months of 2015, compared to $0.99 per diluted share in the same period of 2014. For the nine month period ended September 30, 2015, the banking segment saw an increase in pretax income of $1.3 million when compared to the nine months ended September 30, 2014 due to an increase in net interest income of $3.3 million and an increase in non-interest income of $406 thousand which was partially offset by an increase in salaries and employee benefits of $1.3 million and an increase in other non-interest expense of $783 thousand. When comparing the nine month period ended September 30, 2015 to the same period in 2014, the mortgage segment saw pretax earnings decrease $724 thousand. While the mortgage segment had an increase in gains on the sale of loans of $4.8 million when comparing the nine months ended September 2015 to the same period in 2014 due to an increase in loan originations of $84.6 million as well as an increase in the secondary margins on mortgage loans held for sale, the increase was offset by a $2.1 million increase in salaries and employee benefits due mainly to the increase in mortgage production as well as the aforementioned reduction in pretax earnings of $3.25 million due to the mortgage reserve release recorded in the third quarter of 2014.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $10.1 million for the three months ended September 30, 2015 compared to $9.1 million for the same period in 2014. The annualized yield on earning assets was 4.08% for the quarter ended September 30, 2015 when compared to 4.13% for the quarter ended September 30, 2014. The cost of interest-bearing deposits and borrowings increased to 0.61% for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014 at 0.52%. Net interest margin was 3.70% for the quarter ended September 30, 2015 compared to 3.78% for the same period in 2014.

Net interest income before the provision for loan losses totaled $29.3 million for the first nine months of 2015 compared to $25.9 million for the same period in 2014. The annualized yield on earning assets for the first nine months of 2015 was 4.06% compared to 4.15% for the same period in 2014. The cost of interest-bearing deposits and borrowings for the first nine months of 2015 was 0.56% compared to 0.54% for the same period in 2014. Net interest margin was 3.69% for the first nine months of 2015 compared to 3.78% for the same period in 2014.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended September 30,
	2015 compared to 2014
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$113	$96	$17
Loans held for sale	7	(3)	10
Loans	1,114	1,258	(144)
Interest-bearing deposits	7	4	3
Total increase (decrease) in interest income	1,241	1,355	(114)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(6)	(5)	(1)
Money market deposit accounts	16	14	2
Savings accounts	16	15	1
Time deposits	207	183	24
Total interest-bearing deposits	233	207	26
FHLB Short-term borrowings	(37)	(35)	(2)
Securities sold under agreements to repurchase	-	1	(1)
FHLB Long-term borrowings	32	32	-
Total increase (decrease) in interest expense	228	205	23

Increase (decrease) in net interest income	$1,013	$1,150	$(137)

	Nine Months Ended September 30,
	2015 compared to 2014
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$621	$421	$200
Loans held for sale	434	496	(62)
Loans	2,779	3,320	(541)
Interest-bearing deposits	23	17	6
Total increase (decrease) in interest income	3,857	4,254	(397)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	1	1	-
Money market deposit accounts	10	9	1
Savings accounts	28	25	3
Time deposits	279	348	(69)
Total interest-bearing deposits	318	383	(65)
FHLB Short-term borrowings	17	18	(1)
Securities sold under agreements to repurchase	-	1	(1)
FHLB Long-term borrowings	64	64	-
Total increase (decrease) in interest expense	399	466	(67)

Increase (decrease) in net interest income	$3,458	$3,788	$(330)

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables present for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

Three Months Ended

	September 30, 2015			September 30, 2014
	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning assets:
Securities	$159,450	$868	2.18%	$142,013	$755	2.13%
Loans held for sale	40,465	417	4.12%	40,780	410	4.02%
Loans(1)	833,341	9,837	4.72%	726,985	8,723	4.80%
Interest-bearing balances and federal funds sold	59,216	34	0.23%	51,134	27	0.21%
Total interest-earning assets	1,092,472	11,156	4.08%	960,912	9,915	4.13%
Noninterest-earning assets:
Cash and due from banks	10,765			9,499
Premises, land and equipment	6,893			8,232
Other assets	32,470			31,664
Less: allowance for loan losses	(13,526)			(13,227)
Total noninterest-earning assets	36,602			36,168
Total Assets	$1,129,074			$997,080

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$112,776	$63	0.22%	$121,737	$69	0.23%
Money market deposit accounts	141,821	74	0.21%	115,144	58	0.20%
Savings accounts	14,845	20	0.54%	3,824	4	0.42%
Time deposits	331,412	833	1.01%	259,262	626	0.97%
Total interest-bearing deposits	600,854	990	0.66%	499,967	757	0.61%
Borrowings:
FHLB short-term borrowings	58,207	32	0.22%	121,141	69	0.23%
Securities sold under agreements to repurchase and federal funds purchased	21,928	5	0.09%	19,955	5	0.10%
FHLB long-term borrowings	10,000	32	1.28%	-	-	0.00%
Total borrowings	90,135	69	0.31%	141,096	74	0.21%
Total interest-bearing deposits and borrowings	690,989	1,059	0.61%	641,063	831	0.52%
Noninterest-bearing liabilities:
Demand deposits	324,763			247,814
Other liabilities	8,753			11,341
Total liabilities	1,024,505			900,218
Shareholders' Equity	104,569			96,862
Total Liabilities and Shareholders' Equity	$1,129,074			$997,080

Interest Spread(2)			3.47%			3.61%

Net Interest Margin(3)		$10,097	3.70%		$9,084	3.78%

(1) Loans placed on nonaccrual status are included in loan balances.

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

Nine Months Ended

	September 30, 2015			September 30, 2014
	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning assets:
Securities	$149,831	$2,465	2.19%	$123,301	$1,844	1.99%
Loans held for sale	45,903	1,343	3.90%	29,077	909	4.17%
Loans(1)	810,096	28,316	4.66%	715,454	25,537	4.76%
Interest-bearing balances and federal funds sold	53,402	95	0.24%	44,190	72	0.22%
Total interest-earning assets	1,059,232	32,219	4.06%	912,022	28,362	4.15%
Noninterest-earning assets:
Cash and due from banks	10,642			8,784
Premises, land and equipment	6,921			8,331
Other assets	32,731			24,994
Less: allowance for loan losses	(13,438)			(13,197)
Total noninterest-earning assets	36,856			28,912
Total Assets	$1,096,088			$940,934

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$114,885	$190	0.22%	$112,443	$189	0.22%
Money market deposit accounts	121,478	183	0.20%	114,876	173	0.20%
Savings accounts	10,956	37	0.45%	3,352	9	0.36%
Time deposits	298,383	2,180	0.97%	249,928	1,901	1.01%
Total interest-bearing deposits	545,702	2,590	0.63%	480,599	2,272	0.63%
Borrowings:
FHLB short-term borrowings	113,469	203	0.24%	104,707	186	0.24%
Securities sold under agreements to repurchase and federal funds purchased	22,373	16	0.10%	21,125	16	0.10%
FHLB long-term borrowings	6,886	64	1.24%	-	-	0.00%
Total borrowings	142,728	283	0.26%	125,832	202	0.21%
Total interest-bearing deposits and borrowings	688,430	2,873	0.56%	606,431	2,474	0.54%
Noninterest-bearing liabilities:
Demand deposits	296,490			229,478
Other liabilities	8,526			10,257
Total liabilities	993,446			846,166
Shareholders' Equity	102,642			94,768
Total Liabilities and Shareholders' Equity	$1,096,088			$940,934

Interest Spread(2)			3.50%			3.60%

Net Interest Margin(3)		$29,346	3.69%		$25,888	3.78%

(1) Loans placed on nonaccrual status are included in loan balances.

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $6.4 million for the third quarter of 2015 compared to $5.2 million for the same period in 2014. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $5.8 million for the three month period ended September 30, 2015, compared to $4.8 million for the same period of 2014. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended September 30, 2015, the Bank’s mortgage segment originated $120.0 million in mortgage and brokered loans, up from $115.3 million for the same period in 2014.

Noninterest income was $19.8 million for the first nine months of 2015 compared to $13.8 million for the same period in 2014. Gains on the sale of loans totaled $15.1 million for the nine month period ended September 30, 2015, compared to $10.3 million for the same period of 2014. During the nine months ended September 30, 2015, the Bank’s mortgage segment originated $379.8 million in mortgage and brokered loans, up from $295.2 million for the same period in 2014. For the nine months ended September 30, 2015, other income reflected an increase of $1.1 million over the nine months ended September 30, 2014 due mainly to the hedging activity and fair value marks on the pipeline and warehouse loans.

Noninterest Expense

Noninterest expense totaled $10.5 million for the three months ended September 30, 2015, compared to $6.7 million for the same period in 2014, an increase of $3.8 million. Salaries and employee benefits totaled $6.7 million for the three months ended September 30, 2015, compared to $5.9 million for the same period last year due largely to the salary costs associated with the increase in mortgage production volume. Other operating expenses totaled $3.0 million for the three months ended September 30, 2015, compared to $108 thousand for the same period in 2014 due to a one-time nonrecurring item of a $3.25 million release in the mortgage segment’s loan loss reserve in September 2014.

Noninterest expense totaled $31.4 million for the nine months ended September 30, 2014, compared to $23.6 million for the same period in 2014, an increase of $7.8 million. Salaries and employee benefits totaled $20.4 million for the nine months ended September 30, 2015, compared to $16.7 million for the same period last year due largely to the salary costs associated with the increase in mortgage production volume. Other operating expenses totaled $8.7 million for the nine months ended September 30, 2015, compared to $4.8 million for the same period in 2014 due mainly to a one-time nonrecurring item of a $3.25 million release in the mortgage segment’s loan loss reserve in September 2014.

The table below provides the composition of other operating expenses.

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)

Management fees	$951	$576
Data processing	661	501
Business and franchise tax	654	609
Advertising and promotional	547	581
FDIC insurance	463	330
Accounting and auditing	459	459
Investor fees	455	325
Consulting fees	356	350
Director fees	333	381
Legal fees	312	156
Stock option	256	177
Telephone	252	240
Regulatory examinations	188	157
Publication and subscription	177	203
Office supplies-stationary print	174	257
Credit report	166	157
Disaster recovery	147	184
Acquisition costs	146	129
SBA guarantee fee	125	141
Education and training	124	57
Travel	114	96
FRB and bank analysis charges	109	92
Common stock	82	70
Verification fees	81	66
D&O liability insurance	78	95
Business development and meals	76	108
Dues and memberships	73	73
Postage	68	73
Early payoff	63	28
Appraisal fee	46	35
Courier	45	77
Donations	44	11
Automotive	35	37
Conventions and meetings	28	44
Impairment of long-lived asset	-	707
Release of provision on mortgage loans sold	-	(3,250)
Other	825	445
	$8,713	$4,777

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At September 30, 2015, overnight interest-bearing balances totaled $33.8 million and unpledged available-for-sale investment securities totaled approximately $18.6 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of September 30, 2015, the portfolio of CDARS and wholesale time deposits totaled $200.3 million compared to $177.0 million at December 31, 2014, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At September 30, 2015, the Bank had a line of credit with the FHLB totaling $349.7 million and had outstanding $40 million in short term loans at a fixed rates of 0.22% and $10 million in long term loans at a fixed rate of 1.22% leaving $299.7 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of September 30, 2015, outstanding repurchase agreements totaled $19.7 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at September 30, 2015, these lines totaled $60.4 million and were available as an additional funding source.

The following table presents the composition of borrowings at September 30, 2015 and December 31, 2014 as well as the average balances for the nine months ended September 30, 2015 and the twelve months ended December 31, 2014.

Borrowed Funds Distribution

	September 30, 2015	December 31, 2014
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB short-term borrowings	$40,000	$160,000
Securities sold under agreements to repurchase	19,699	25,635
FHLB long-term borrowings	10,000	-
Total at period end	$69,699	$185,635

	September 30, 2015	December 31, 2014
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB short-term borrowings	$113,469	$115,471
Securities sold under agreements to repurchase	22,154	21,071
FHLB long-term borrowings	6,886	-
Federal funds purchased	219	58
Total average balance	$142,728	$136,600

Average rate paid on all borrowed funds	0.26%	0.21%

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at September 30, 2015 and December 31, 2014, assuming budgeted growth in the balance sheet. According to the model run for the nine month period ended September 30, 2015, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 4.20%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings September 30, 2015	Hypothetical Percentage Change in Earnings December 31, 2014
3.00%	13.30%	11.50%
2.00%	8.80%	7.80%
1.00%	4.20%	3.80%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the third quarter of 2015 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

July 1 - July 31, 2015	-	$-	-	768,781
August 1 -August 31, 2015	-	-	-	768,781
September 1 - September 30, 2015	-	-	-	768,781
	-	$-	-	768,781

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
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: November 9, 2015	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

