Form 10-K
period 2015-12-31
ACCESS NATIONAL CORP
filed 2016-03-15
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $156,530,400.

As of March 11, 2016 there were 10,559,226 shares of Common Stock, par value $0.835 per share, of Access National Corporation issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 19, 2016, are incorporated by reference in Part III of this Form 10-K.

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

Accounts Receivable Lines of Credit

Accounts Receivable Collection Accounts

Growth Capital Term Loans

Business Acquisition Financing

Partner Buyout Funding

Debt Re-financing

Franchise Financing

Equipment Financing

Commercial Mortgages

Commercial Construction Loans

SBA Preferred Lender Loans

Online Banking

Checking Accounts

Money Market Accounts

Sweep Accounts

Zero Balance Accounts

Overnight Investments

Certificates of Deposit

Business Debit Cards

Lockbox Payment Processing

Payroll Services

Employer Sponsored Retirement Plans

Personal Checking Accounts

Savings / Money Market Accounts

Certificates of Deposit

Residential Mortgage Loans

Asset Secured Loans

Loans for Business Investment

Construction Loans

Lot & Land Loans

Investment Management

Financial Planning

Retirement Account Services

Qualified Plans

Bank revenues are derived from interest and fees received in connection with loans, deposits, and investments. Major expenses of the Bank consist of personnel, interest paid on deposits and borrowings, and other operating expenses. Revenues from the Mortgage Division consist primarily of gains from the sale of loans and loan origination fees. Major expenses of the Mortgage Division consist of personnel, investor fees, and other operating expenses. Revenue generated by the Bank (excluding the Mortgage Division) totaled $46.0 million in 2015. The Mortgage Division contributed $21.7 million; others contributed $4.1 million prior to inter-company eliminations. In 2015, the Bank’s pre-tax earnings amounted to 87.3% of the Corporation’s total income before taxes and the Mortgage Division and others contributed the remaining 12.7%.

The economy, interest rates, monetary and fiscal policies of the federal government, and regulatory policies have a significant influence on the Corporation, the Bank, the Mortgage Division, ACM, and the banking industry as a whole. The economy shows signs of gradual improvement with the national unemployment rate dropping from 5.4% in December 2014 to 4.8% in December 2015. In December 2015, the federal funds rate increased from 0.25% to 0.50%, the first increase in federal funds rates since December 2008. The January 2016 statement of the Federal Open Market Committee (“FOMC”) projected the federal funds rate to remain at 0.25% to 0.50% even though the national unemployment rate is below 6.0% as inflation continues to run below the 2% longer-run goal set by the Committee. The continued low rate environment will continue to stress net interest margins.

The Bank operates from five banking centers located in Virginia: Chantilly, Tysons, Reston, Leesburg and Manassas, and online at www.accessnationalbank.com. Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities.

The Mortgage Division specializes in the origination of conforming and government insured residential mortgages to individuals in the greater Washington, D.C. Metropolitan Area, the surrounding areas of its branch locations, outside of its local markets via direct mail solicitation, and otherwise. The Mortgage Division has established offices throughout Virginia; in Fairfax, Reston, Roanoke, and McLean. Offices outside the state of Virginia include New Smyrna Beach in Florida (closed in January 2016), Indianapolis in Indiana, Nashville in Tennessee, Hagerstown in Maryland, Atlanta in Georgia, and Edina in Minnesota (opened in December 2015).

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

	Loan Origination By State
	Year Ended December 31,
	2015	2014	2013

COLORADO (production branch closed April 2013)	1.06%	1.30%	4.81%
FLORIDA (production branch closed January 2016)	8.03%	8.44%	6.36%
GEORGIA	11.61%	11.23%	8.24%
INDIANA	22.56%	26.81%	16.57%
MARYLAND	10.06%	9.16%	8.20%
MINNESOTA (production branch opened December 2015)	0.42%	Not Reported	Not Reported
TENNESSEE	8.93%	2.89%	1.37%
TEXAS (production branch closed January 2013)	0.72%	1.12%	3.11%
VIRGINIA	23.83%	25.47%	21.93%
	87.22%	86.42%	70.59%
Other States	12.78%	13.58%	29.41%
	100.00%	100.00%	100.00%

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

The goal was and is to generate at least 80% of the Corporation’s net income from the core business of the Bank, with the rest of our consolidated net income to be generated from related fee income activities. During 2015, the Bank accounted for 87.3% of pretax earnings. We will consider entering other related fee income businesses that serve our target market as opportunities, market conditions, and our capacity dictate. See Note 17 to the consolidated financial statements for additional information on segment performance.

We expect to grow our Bank by continuing to hire and train our own skilled personnel. We provide a sound infrastructure that facilitates the success of businesses, their owners and key personnel, not only today but tomorrow and on into the ensuing decades. We will consider growth by careful acquisition; however, that is not our primary focus.

Lending Activities

The Bank’s lending activities involve commercial real estate loans both owner occupied and non-owner occupied, residential real estate loans, commercial loans, commercial and real estate construction loans, home equity loans, and consumer loans. These lending activities provide access to credit to small and medium sized businesses, professionals, and consumers in the greater Washington, D.C. Metropolitan Area. Loans originated by the Bank are classified as loans held for investment. The Mortgage Division originates residential mortgages and home equity loans that are held on average fifteen to forty-five days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration. In the past, when the Mortgage Division was a separate subsidiary of the Bank, the Bank would, in certain circumstances, purchase adjustable rate mortgage loans in the Bank’s market area directly from the Mortgage Corporation to supplement loan growth in the Bank’s portfolio.   The Bank did not retain any loans originated by the Mortgage Division for said purpose in 2015 but may retain loans in the future if management believes doing so would assist in achieving the Corporation’s strategic goals. Loans held in the Bank’s portfolio at December 31, 2015 resulting from the Mortgage Division’s inability to sell the loan to a third party totaled $3.1 million. Each of our principal loan types are described below.

At December 31, 2015 loans held for investment totaled $887.5 million compared to $776.6 million at year end 2014. The Bank continued to experience growth in all loan categories reflecting continued improvement in the local economic conditions.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan, in general, the Bank’s lending limit to any one borrower on loans that are not fully secured by readily marketable or other permissible collateral is equal to 15% of the Bank’s capital and surplus. Permissible collateral consists of: inventory, accounts receivable, general intangibles, equipment, real estate, marketable securities, cash, and vehicles. The Bank has established relationships with correspondent banks to participate in loans when loan amounts exceed the Bank’s legal lending limits or internal lending policies. At December 31, 2015 unsecured loans were comprised of $2.3 million in commercial loans and approximately $510 thousand in consumer loans and collectively equal approximately 0.32% of the loans held for investment portfolio.

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

The Bank does not currently hold any pay option adjustable rate mortgages, loans with teaser rates, subprime loans, Alt A loans or any other loans considered to be “high-risk loans” in its loans held for investment portfolio, and did not during 2015, 2014, or 2013. The Mortgage Division does not currently originate any subprime loans or Alt A loans, did not originate such loans in 2015, 2014, or 2013, and does not expect to offer these programs in the future.

Loan Portfolio – Loans Held for Investment.  The following outlines the composition of loans held for investment.

Commercial Real Estate Loans-Owner Occupied: Loans in this category represent 24.77% of our loan portfolio held for investment, as of December 31, 2015. This category represents loans supporting an owner occupied commercial property. Repayment is dependent upon the cash flows generated by operation of the commercial property. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans-Non-Owner Occupied: Also known as Commercial Real Estate Loans-Income Producing. Loans in this category represent 16.63% of our loan portfolio held for investment, as of December 31, 2015. This category includes loans secured by commercial property that is leased to third parties and loans to non-profit organizations such as churches and schools. Also included in this category are loans secured by farmland and multifamily properties. Repayment is dependent upon the cash flows generated from rents or by the non-profit organization. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties, generally extended to existing consumers of other Bank products, and represents 22.70% of the loan portfolio, as of December 31, 2015. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 19.5%; First Trust Mortgage Loans 72.2%; Loans Secured by a Junior Trust 8.3%.

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

Commercial Loans: Commercial Loans represent 27.33% of our loan portfolio held for investment as of December 31, 2015. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor’s(s’) ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 7.44% of our held for investment loan portfolio as of December 31, 2015. These loans generally fall into one of four circumstances: loans to construct owner occupied commercial buildings, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers, and loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal borrowers. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications, and time frames.

Consumer Loans: Consumer Loans make up approximately 1.13% of our loan portfolio as of December 31, 2015. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and Board of Directors: repayment source and capacity, collateral value, credit history, savings pattern, and stability.

Loans Held for Sale (“LHFS”). Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. In 2015, we originated $485 million of loans processed in this manner, up from $408 million in 2014. At December 31, 2015 loans held for sale totaled $44.1 million compared to $45.0 million at year end 2014. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. In 2015, we originated a total volume of $3.8 million in residential mortgage loans under this type of delivery method compared to $7.2 million in 2014. Brokered loans accounted for 0.79% and 2.0% of the total loan volume of the Mortgage Division at December 31, 2015 and 2014, respectively. The risks associated with this activity are limited to losses or claims arising from fraud.

Deposits

Deposits are the primary source of funding loan growth. At December 31, 2015 deposits totaled $913.7 million compared to $755.4 million at December 31, 2014.

Market Area

The Corporation, the Bank, the Mortgage Division, and ACM are headquartered in Fairfax County and primarily serve the Northern Virginia region and the Greater Washington, D.C. Metropolitan Area. We believe that the economic conditions in Fairfax County provide a reasonable proxy for economic conditions across our primary market, the greater Washington, D.C. Metropolitan Area. Fairfax County is a diverse and thriving urban county. Recent population figures reported by the U.S. Census Bureau show the county at 1,137,538 making it the most populous jurisdiction in the Commonwealth of Virginia, with about 13.7% of Virginia's population. The proximity to Washington, D.C. and the influence of the federal government and its spending provides somewhat of a recession shelter for the area. The Fairfax County government provides the following information about current economic conditions and trends in Fairfax County.

During 2015, the average home sales price in Fairfax County increased 1.1 percent to $544 thousand compared to 2014. Home sales volume also increased, from 13,549 in 2014 to 14,850 in 2015 for Fairfax County. Home resale values in the Washington DC area continued to rise during 2015 as reported by Standard & Poor’s Case-Shiller Home Price Indices.

According to the Federal Reserve Board’s Fifth District – Richmond March 2016 report, Virginia’s economy generally expanded according to the most recent data with positive employment reports, stable household conditions, and mostly positive housing market indicators. Northern Virginia continued to see declines in commercial vacancy rates, from 14.2% in the fourth quarter of 2014 to 12.2% in the fourth quarter of 2015.

At December 31, 2015 and 2014, the Bank had approximately $147.6 million and $125.4 million, respectively in non-owner occupied income producing commercial real estate loans. The properties securing these loans are generally small office buildings and industrial properties located in our trade area with less than ten tenants. Income producing property loans are underwritten with personal and business guarantees that provide secondary sources of repayment and mitigate market risk factors.

The unemployment rate for Fairfax County was 2.8% in December 2015 compared to 3.9% for the state of Virginia and 4.8% for the nation. Median household income in Fairfax County was $110,507 compared to Virginia at $64,923.

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

Employees

At December 31, 2015 the Corporation had 249 employees, 129 of whom were employed by the Bank (excluding the Mortgage Division), 106 of whom were employed by the Mortgage Division, and 14 of whom were employed by the Wealth Management subsidiaries. None of the employees of the Corporation are subject to a collective bargaining agreement. Management considers employee relations to be good.

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

The Corporation continues to experience a period of rapidly changing regulations and an environment of constant regulatory reform. These regulatory changes could have a significant impact on how the Corporation conducts its business. The specific implications of these new laws and regulations cannot yet be fully predicted and will depend to a large extent on the specific regulations that are adopted in the future.

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

The regulations of the FDIC, the Comptroller, and Federal Reserve Board govern most aspects of the Corporation’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings, and numerous other matters. The Federal Reserve Board, the Comptroller and the FDIC have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies. These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit system, information systems and data and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, asset growth, asset quality, earnings, liquidity and risk management.

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

Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its common stock. As a bank holding company, the Corporation is a separate legal entity from the Bank. Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank. The amount of dividends that may be paid by the Bank depends upon the Bank’s net income and capital position and is limited by federal and state law, regulations, and policies. In addition to specific regulations governing the permissibility of dividends, the Federal Reserve Board and the Comptroller are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Corporation or the Bank, respectively, would be an unsafe and unsound banking practice. The Corporation began paying dividends in February 2006 and, as of March 15, 2016, meets all regulatory requirements to continue doing so. The Corporation declared and paid dividends totaling $6.2 million in 2015 discussed in more detail under “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent – which requirement will be met by rules proposed by the FDIC during 2015. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. The FDIC has adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

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

Community Reinvestment Act.  The Bank is subject to the requirements of CRA. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to three performance tests. These factors also are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. In April 2015, the Bank received a “satisfactory” CRA rating.

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

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the “Volcker Rule”). On December 10, 2013, the U.S. financial regulatory agencies (including the Federal Reserve Board, the FDIC, the Comptroller and the SEC) adopted final rules to implement the Volcker Rule. In relevant part, these final rules would have prohibited banking entities from owning collateralized debt obligations (CDOs) backed by trust preferred securities (TruPS), effective July 21, 2015. However, subsequent to these final rules the U.S. financial regulatory agencies issued an interim rule effective April 1, 2014 to exempt CDOs backed by TruPS from the final rule implementing the Volker Rule, provided that (a) the CDO was established prior to May 19, 2010, (b) the banking entity reasonably believes that the CDO’s offering proceeds were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (c) the banking entity acquired the CDO investment on or before December 10, 2013. The Corporation currently does not have any CDO investments, and was not significantly impacted by the Volcker Rule, the final rule or the interim rule.

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

Changes in interest rates, particularly by the Board of Governors of the Federal Reserve Board, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans. In setting its policy, the Federal Reserve Board may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements. These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations. In addition, the Federal Reserve Board’s Federal Open Market Committee has stated that it expects to keep the federal funds target rate at 0.25% - 0.50% until economic and labor conditions (as indicated by the unemployment rate and the inflation rate) improve. Sustained low interest rates could put further pressure on the yields generated by the Corporation’s loan portfolio and on the Corporation’s net interest margin.

At December 31, 2015 approximately 58% of the loans held for investment were variable rate loans. A majority of these loans are based on the prime rate and will adjust upwards as the prime rate increases. While the variable rate structure on these loans reduces interest rate risk for the Bank, increases in rates may cause the borrower’s required payment to increase which, in turn, may increase the risk of payment default.

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

In addition to assessing the financial strength and cash flow characteristics of each of our borrowers, the Bank often secures loans with real estate collateral. At December 31, 2015, approximately 74% of our Bank’s loans held for investment have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our net income and capital could be adversely affected.

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

We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us. The amount of future losses, however, is susceptible to changes in borrowers’ circumstances and economic and other market conditions, including changes in interest rates and collateral values that are beyond our control, and these future losses may exceed our current estimates. Our allowance for loan losses at December 31, 2015 was $13.6 million. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or guarantee that our allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance and reduce our net income and capital.

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

A wide range of regulatory initiatives directed at the financial services industry has been proposed and/or implemented in recent years. One of those initiatives, the Dodd-Frank Act, was enacted in 2010 and mandates significant changes in the financial regulatory landscape that have impacted and will continue to impact all financial institutions, including the Corporation and the Bank.  Since its enactment, the Dodd-Frank Act has increased, and will likely continue to increase, the Corporation’s regulatory compliance burden and may have a material adverse effect on the Corporation by increasing the costs associated with regulatory examinations and compliance measures. However, it is too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on the Corporation’s and the Bank’s business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the Act created the Consumer Financial Protection Bureau , a financial consumer protection agency that has the authority to impose new regulations and include its examiners in routine regulatory examinations conducted by the Comptroller. The CFPB may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Corporation and the Bank.  This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service.  Although the CFPB generally has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation, the Bank and/or the Mortgage Division by virtue of the adoption of such policies and best practices by the Federal Reserve Board, Comptroller and FDIC.  The costs and limitations related to this additional regulatory agency and the limitations and restrictions that may be placed upon the Corporation with respect to its consumer product and service offerings have yet to be determined.  However, these costs, limitations and restrictions may produce significant, material effects on the Corporation’s business, financial condition and results of operations.

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

The Basel III Final Rules require higher levels of capital and liquid assets, which could adversely affect the Corporation’s net income and return on equity.

The Basel III Final Rules represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. This new capital framework and related changes to the standardized calculations of risk-weighted assets are complex and create additional compliance burdens, especially for community banks. The Basel III Final Rules require bank holding companies and their subsidiaries, such as the Corporation and the Bank, to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. As a result of the Basel III Final Rules, many community banks could be forced to limit banking operations, activities and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. The Corporation believes that it maintains sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final Rules. However, the Corporation can offer no assurances with regard to the ultimate effect of the Basel III Final Rules, and satisfying increased capital requirements imposed by the Basel III Final Rules may require the Corporation to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations.

If the Corporation were to require additional capital as a result of phasing in the Basel III Final Rules, it could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders. Additionally, the Corporation could be forced to limit banking operations and activities, and growth of loan portfolios and interest income, to focus on retention of earnings to improve capital levels. Higher capital levels may also lower the Corporation’s return on equity.

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

As of December 31, 2015, our chairman of the board, executive officers and directors and one other principal shareholder collectively beneficially owned approximately 30.7% of the outstanding shares of our common stock. Our executive officers and directors collectively beneficially owned approximately 23.6% of our common stock and one other individual shareholder has declared beneficial ownership of an additional 7.1% of our common stock. This concentration of ownership may allow our directors, acting in their role as substantial shareholders, to exert a major influence over the election of their nominees as directors, especially if voting together with our officers and other significant shareholders. Our directors, officers, and major shareholders could exercise similar influence over other corporate actions that require a shareholder vote, including change in control transactions.

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

	2015			2014
	High	Low	Dividends	High	Low	Dividends

First Quarter	$19.75	$16.80	$0.49	$17.62	$14.10	$0.11
Second Quarter	23.29	18.35	0.15	17.26	13.38	0.12
Third Quarter	21.64	18.27	0.15	17.00	14.82	0.13
Fourth Quarter	$22.22	$19.58	$0.15	$18.15	$16.17	$0.14

As of March 11, 2016, the Corporation had 10,559,226 outstanding shares of Common Stock, par value $0.835 per share, held by approximately 443 registered shareholders of record and the price for the Corporation’s common stock on the NASDAQ Global Market was $19.58. Included in the above shares numbers are 31,517 shares of unregistered, restricted stock issued during 2015 and 2014.

The Corporation paid its forty-first consecutive quarterly cash dividend on February 25, 2016 to shareholders of record as of February 5, 2016. Payment of dividends is at the discretion of the Corporation’s Board of Directors, and is also subject to various federal and state regulatory limitations. Future dividends are dependent upon the overall performance and capital requirements of the Corporation. See “Item 1 - Business - Supervision and Regulation - Dividends" for a discussion of regulatory requirements related to dividends.

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

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2015

The following table details the Corporation’s purchases of its common stock during the fourth quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the Share Repurchase Program was increased from 2,500,000 to 3,500,000 shares. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

October 1 - October 31, 2015	-	$-	-	768,781
November 1 - November 30, 2015	-	-	-	768,781
December 1 - December 31, 2015	-	-	-	768,781
	-	$-	-	768,781

Stock Performance

The following graph compares the Corporation’s cumulative total shareholder return on its common stock for the five year period ended December 31, 2015 with the cumulative return of a broad equity market index and the Standard & Poor’s 500 Index (“S&P 500 Index”). This presentation assumes $100 was invested in shares of the Corporation and each of the indices on December 31, 2010, and that dividends, if any, were immediately reinvested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals from December 31, 2010 through December 31, 2015.

ITEM 6 – SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements for the five years ended December 31, 2015. This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

	Selected Financial Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except for Share and Per Share Data)
Income Statement Data:
Net interest income	$39,547	$35,228	$32,164	$31,551	$28,117
Provision for loan losses	150	-	675	1,515	1,149
Noninterest income	26,065	19,300	28,150	54,794	36,429
Noninterest expense	41,866	33,018	39,198	56,399	45,722
Income taxes	8,177	7,585	7,234	10,708	6,287
Net Income	$15,419	$13,925	$13,207	$17,723	$11,388

Per Share Data:
Earnings per share
Basic	1.46	1.33	1.28	1.73	1.11
Diluted	1.46	1.33	1.27	1.71	1.10
Cash dividends paid (1)	0.95	0.50	1.11	0.95	0.13
Book value at period end	10.35	9.45	8.79	8.85	8.13

Balance Sheet Data:
Total assets	$1,178,548	$1,052,880	$847,182	$863,914	$809,758
Loans held for sale	44,135	45,026	24,353	111,542	95,126
Loans held for investment	887,478	776,603	687,055	616,978	569,400
Total investment securities	174,449	139,389	92,829	80,711	85,824
Total deposits	913,744	755,443	572,972	671,496	645,013
Shareholders' equity	$109,138	$98,904	$91,134	$91,267	$82,815
Average shares outstanding, basic	10,513,008	10,424,067	10,319,802	10,253,656	10,277,801
Average shares outstanding, diluted	10,581,871	10,466,841	10,403,155	10,363,267	10,344,325

Performance Ratios:
Return on average assets	1.39%	1.45%	1.55%	2.15%	1.50%
Return on average equity	14.83%	14.47%	14.00%	19.68%	14.80%
Dividend payout ratio (2)	41.10%	63.91%	86.72%	54.91%	11.71%
Equity to assets ratio	9.34%	10.04%	11.04%	10.90%	10.14%
Net interest margin (3)	3.68%	3.80%	3.85%	3.94%	3.82%

Efficiency Ratios:
Access National Bank	50.41%	48.96%	49.50%	51.71%	52.92%
Access National Mortgage Division	78.08%	67.57%	79.79%	70.19%	80.78%
Access National Corporation	63.81%	60.55%	64.99%	65.32%	70.84%

Asset Quality Ratios:
Allowance to period end loans	1.53%	1.73%	1.91%	2.03%	2.06%
Allowance to non-performing loans	182.86%	826.08%	518.19%	455.71%	175.12%
Net charge-offs to average loans	0.00%	-0.04%	0.01%	0.13%	0.01%

(1) Cash dividends paid includes the $0.35 special dividend declared at December 31, 2014 and paid in January 2016.

(2) Adjusted for the special dividend payment of $0.35 declared in 2014 but paid in 2015.

(3) Net interest income divided by total average earning assets.

Table continued on next page

ITEM 6 – SELECTED FINANCIAL DATA continued

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except for Share and Per Share Data)
Average Balance Sheet Data:
Total assets	$1,112,470	$958,067	$854,572	$826,233	$758,994
Investment securities	156,010	128,446	97,260	105,520	105,042
Loans held for sale	42,076	31,288	42,667	78,543	51,774
Loans held for investment	824,288	721,863	648,744	583,724	520,062
Allowance for loan losses	13,456	13,221	12,924	11,994	11,123
Total deposits	866,695	715,385	678,531	672,693	565,450
Junior subordinated debentures	-	-	3,135	6,186	6,186
Total shareholders' equity	103,948	96,227	94,352	90,047	76,969

Capital Ratios:
Tier 1 risk-based capital	11.14%	11.16%	12.05%	14.10%	14.33%
Common equity tier 1 capital	11.14%	Not Reported
Total risk-based capital	12.39%	12.41%	13.30%	15.35%	15.59%
Leverage capital ratio	9.34%	9.70%	10.93%	11.50%	10.78%
Tangible common equity ratio	9.12%	9.25%	10.76%	10.56%	10.23%

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the Corporation and its subsidiaries financial condition at December 31, 2015 and 2014 and the results of operations for the years ended December 31, 2015, 2014, and 2013. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; stagnation, continued challenging conditions or deterioration in general business and economic conditions and in the financial markets; the impact of any policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the Federal Reserve Board; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Item 1A – Risk Factors” herein.

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

Other Than Temporary Impairment of Investment Securities

Securities in the Bank’s investment portfolio are classified as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. The estimated fair value of the available-for-sale portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At December 31, 2015 there were no securities in the securities portfolio with other than temporary impairment.

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

Executive Summary

The Corporation completed its sixteenth year of operation and recorded net income of $15.4 million or $1.46 per diluted common share in 2015 compared to $13.9 million or $1.33 per diluted common share and $13.2 million or $1.27 per diluted common share in 2014 and 2013, respectively. The increase in net interest income before provision over last year of $4.3 million reflects the continued growth in the loans held for investment portfolio and the investment securities portfolio as well as the continued environment of low cost funding sources. During 2015, loan origination volumes in the Mortgage Division increased, from $408 million in 2014 to $485 million in 2015, which led to higher gain on sale of loans, from $15.1 million in 2014 to $19.6 million in 2015. Also adding to the increased income in the Mortgage Division when comparing 2015 to 2014 were the gains recognized on hedging activities as well as the fair value marks, from a loss of $690 thousand in 2014 to a gain of $333 thousand in 2015. When comparing 2014 to 2013, the decrease in net income was due to reduced loan origination volumes in the Mortgage Division, from $575 million in 2013 to $408 million in 2014, as well as losses recognized on hedging activities and the fair value marks, from a gain of $2.9 million in 2013 to a loss of $690 thousand in 2014. These decreases were positively impacted by a $3.25 million pretax release of reserves on mortgage loans held for sale.

At December 31, 2015, assets totaled $1.18 billion compared to $1.05 billion at December 31, 2014, an overall increase of $125.7 million. An increase in loans held for investment of $110.9 million and a $35.1 million growth in investment securities accounted for the increase and was mainly offset by a $21.6 million decrease in interest-bearing deposits. During 2015, loan growth was reflected in all categories of the loans held for investment portfolio. The largest dollar growth occurred in the commercial loan portfolio due in part to our focus on small to medium sized businesses and providing credit facilities in conjunction with the U.S. Small Business Administration’s (“SBA”) guaranteed loan program. The SBA lending activity is an important component of our focus on small businesses and expanding our core business relationships.

Investment securities totaled $174.4 million at December 31, 2015 compared to $139.4 million at December 31, 2014 as the Corporation continues to build its portfolio judiciously in a manner that is consistent with the Corporation’s planned liquidity and asset management goals.

Deposits totaled $913.7 million at December 31, 2015 compared to $755.4 million at December 31, 2014. The $158.3 million increase was due mainly to increases in demand deposits of $54.9 million, savings and money market deposits of $48.6 million, time deposits of $28.5 million, and a net increase in wholesale funding of $14.9 million. Management continues to focus on expanding business banking relationships as evidenced by the 21.7% annual growth in demand deposits.

Non-performing assets (“NPA”) totaled approximately $7.4 million or 0.63% of total assets at December 31, 2015, up from $1.6 million or 0.15% of total assets at December 31, 2014. NPAs are comprised of non-accrual loans solely at December 31, 2015, and 2014, as the Bank did not have any other real estate owned. Included in non-accrual loans at December 31, 2015 is a restructured residential lot loan, categorized as a construction loan, to one borrower with an outstanding balance of $1.0 million. The allowance for loan losses totaled $13.6 million or 1.5% of total loans held for investment as of December 31, 2015, compared to $13.4 million or 1.7% at December 31, 2014.

During 2014, ARE transferred an undeveloped commercial lot in Fredericksburg, that was originally purchased for possible banking center expansion to other real estate owned when management decided to market the land for sale. The land, originally purchased for $1.2 million was written down to its appraised value less costs to sell and is included in other assets at $500 thousand.

The economy continues to show signs of improvement with unemployment rates declining, and we are continuing to see price appreciation in the local residential real estate market. Notwithstanding the foregoing, there is no guarantee that these positive trends will continue. Although we believe that the credit quality of our primary business and professional customers has stabilized and improved, we will continue to focus on improving the credit quality of our loan portfolio with special attention paid to the non-performing assets. The Corporation is optimistic going into 2016 with a strong capital base and being positioned for continued growth.

RESULTS OF OPERATIONS

Net income for 2015 totaled $15.4 million, or $1.46 per diluted common share compared to $13.9 million or $1.33 per diluted common share in 2014. Net income in 2015 was favorably impacted by an increase in net interest income of $4.3 million as average earning assets increased $147 million, from $928 million to $1.08 billion as of December 31, 2014 and 2015, respectively. The increase in noninterest income from $19.3 million to $26.1 million as of December 31, 2014 and 2015, respectively, was offset by an increase in noninterest expense of $8.9 million, from $33.0 million to $41.9 million as of December 31, 2014 and 2015, respectively. The increase in noninterest expense, such as compensation due to the increased mortgage production volume, coupled with the mortgage reserve release in 2014 of $3.25 million, worked to offset the $6.8 million or 35.1% increase in noninterest income between 2015 and 2014.

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

Net Interest Income

Net interest income is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, yields on earning assets and interest rate fluctuations. Net interest income totaled $39.5 million in 2015, up from $35.2 million in 2014. Average noninterest-bearing deposits increased $65.5 million in 2015. Net interest margin was 3.68% in 2015 and 3.80% in 2014, with the decrease primarily due to the weighted average rate earned on interest-earning assets decreasing 9 basis points to 4.06% in 2015 from 4.15% in 2014.

During 2015, average earning assets increased $147.4 million or 15.9%. Average loans held for investment increased by $102.4 million or 14.2%, average securities increased $26.4 million or 20.4%, average loans held for sale increased $10.8 million or 34.5%, and average interest-bearing balances increased $7.8 million or 17.3%. On the funding side total average interest-bearing deposits increased by $85.8 million or 18.0%.

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

	December 31, 2015			December 31, 2014			December 31, 2013
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$156,204	$3,482	2.23%	$129,755	$2,697	2.08%	$98,501	$1,928	1.96%
Loans held for sale	42,076	1,650	3.92%	31,288	1,297	4.15%	42,667	1,505	3.53%
Loans(1)	824,288	38,405	4.66%	721,863	34,405	4.77%	648,744	32,336	4.98%
Interest-bearing balances and federal funds sold	52,716	129	0.24%	44,939	102	0.23%	46,217	107	0.23%
Total interest earning assets	1,075,284	43,666	4.06%	927,845	38,501	4.15%	836,129	35,876	4.29%
Noninterest earning assets:
Cash and due from banks	10,650			8,925			9,852
Premises, land and equipment	6,882			7,995			8,480
Other assets	33,110			26,523			13,035
Less: allowance for loan losses	(13,456)			(13,221)			(12,924)
Total noninterest earning assets	37,186			30,222			18,443
Total Assets	$1,112,470			$958,067			$854,572

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$119,732	$265	0.22%	$114,853	$256	0.22%	$75,706	$148	0.20%
Money market deposit accounts	126,850	264	0.21%	115,192	232	0.20%	120,307	282	0.23%
Savings accounts	13,606	66	0.49%	3,884	14	0.36%	2,483	5	0.20%
Time deposits	302,924	3,053	1.01%	243,338	2,479	1.02%	287,364	3,051	1.06%
Total interest-bearing deposits	563,112	3,648	0.65%	477,267	2,981	0.62%	485,860	3,486	0.72%
Borrowings:
FHLB Advances	91,992	231	0.25%	115,471	271	0.23%	43,077	97	0.23%
Securities sold under agreements to repurchase and federal funds purchased	22,017	21	0.10%	21,129	21	0.10%	25,524	26	0.10%
FHLB Long-term borrowings	18,890	219	1.16%	-	-	0.00%	-	-	0.00%
Subordinated Debentures	-	-	0.00%	-	-	0.00%	3,135	103	3.29%
Total borrowings	132,899	471	0.35%	136,600	292	0.21%	71,736	226	0.32%
Total interest-bearing deposits and borrowings	696,011	4,119	0.59%	613,867	3,273	0.53%	557,596	3,712	0.67%
Noninterest-bearing liabilities:
Demand deposits	303,583			238,118			192,671
Other liabilities	8,928			9,855			9,953
Total liabilities	1,008,522			861,840			760,220
Shareholders' Equity	103,948			96,227			94,352
Total Liabilities and Shareholders' Equity:	$1,112,470			$958,067			$854,572

Interest Spread(2)			3.47%			3.62%			3.63%

Net Interest Margin(3)		$39,547	3.68%		$35,228	3.80%		$32,164	3.85%

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

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31:

	Years Ended December 31,
	2015 compared to 2014			2014 compared to 2013			2013 compared to 2012
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$785	$580	$205	$769	$643	$126	$(338)	$(142)	$(196)
Loans	4,353	5,250	(897)	1,861	2,952	(1,091)	(530)	1,475	(2,005)
Interest-bearing deposits	27	22	5	(5)	(3)	(2)	28	30	(2)

Total increase (decrease) in interest income	5,165	5,852	(687)	2,625	3,592	(967)	(840)	1,363	(2,203)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	9	9	-	108	85	23	(23)	30	(53)
Money market deposit accounts	32	21	11	(50)	(12)	(38)	(202)	3	(205)
Savings accounts	52	45	7	9	4	5	1	-	1
Time deposits	574	599	(25)	(572)	(452)	(120)	(819)	(580)	(239)
Total interest-bearing deposits	667	674	(7)	(505)	(375)	(130)	(1,043)	(547)	(496)
FHLB Advances	(40)	(60)	20	174	170	4	32	92	(60)
Securities sold under agreements to repurchase	-	-	-	(5)	(4)	(1)	(12)	(2)	(10)
Long-term borrowings	219	219	-	-	-	-	(212)	(106)	(106)
FDIC Term note	-	-	-	-	-	-	(98)	(49)	(49)
Trust preferred	-	-	-	(103)	(52)	(51)	(120)	(102)	(18)

Total (decrease) increase in interest expense	846	833	13	(439)	(261)	(178)	(1,453)	(714)	(739)

Increase (decrease) in net interest income	$4,319	$5,019	$(700)	$3,064	$3,853	$(789)	$613	$2,077	$(1,464)

Provision for Loan Losses

In 2015, the Bank charged $150 thousand to operating expenses for the loan loss reserve compared to no provision for loan losses in 2014 and $675 thousand in 2013. The amount of the provision is determined by management to restore the allowance for loan losses to a level believed to be adequate to absorb inherent losses in the loan portfolio based on evaluations as of December 31, 2015.

Noninterest Income

Noninterest income consists of revenue generated from gains on sale of loans, service fees on deposit accounts, and other charges and fees. The Mortgage Division provides the most significant contributions towards noninterest income and is subject to wide fluctuations due to the general interest rate environment and economic conditions. Total noninterest income was $26.1 million in 2015 compared to $19.3 million in 2014. Gains on the sale of loans originated by the Mortgage Division totaled $19.6 million in 2015 compared to $15.1 million in 2014 due to the mortgage loan volume increase in 2015, from $408 million in 2014 to $485 million in 2015. Adding to this increase in revenue were the gains recognized on hedging activities as well as the fair value marks associated with the origination of mortgage loans held for sale. In 2015, the Mortgage Division recorded a gain of $333 thousand compared to a loss of $690 thousand in 2014 increasing other income by $1.0 million when comparing 2015 to 2014.

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

Noninterest Expense

Noninterest expense totaled $41.9 million in 2015 compared to $33.0 million in 2014. Compensation and employee benefits, the largest component of noninterest expense, totaled $27.0 million in 2015 compared to $22.7 million in 2014, an increase of $4.3 million or 19.0% due mainly to the addition of staffing in the Banking Division and increased group health costs as well as increased variable compensation paid in the Mortgage Division as a direct result of the increased mortgage volumes between 2015 and 2014. Other operating expense totaled $11.9 million in 2015, up from $7.5 million for the year ended December 31, 2014, due in part to increased activity in the Mortgage Division as a direct result of the increase in mortgage production volume as well as the $3.25 million mortgage reserve release recognized in 2014 and included in other noninterest expense. A further breakdown of other operating expenses is provided for in Note 15 of the consolidated financial statements.

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

Income Taxes

Income tax expense totaled $8.2 million in 2015 compared to $7.6 million in 2014 and $7.2 million in 2013, an increase of $600 thousand and $400 thousand, respectively. The increase in taxes between 2015 and 2014 as well as 2014 to 2013 was due to the increase in pre-tax earnings for those years. Note 7 to the consolidated financial statements shows the components of federal income tax.

Quarterly Results (unaudited)

The following is a summary of the results of operations for each quarter of 2015, 2014, and 2013.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except for Per Share Data)

2015
Total interest income	$10,276	$10,787	$11,156	$11,447	$43,666
Total interest expense	834	980	1,059	1,246	4,119
Net interest income	9,442	9,807	10,097	10,201	39,547
Provision for loan losses	-	150	-	-	150
Net interest income after provision for loan losses	9,442	9,657	10,097	10,201	39,397
Total noninterest income	6,305	7,081	6,412	6,267	26,065
Total noninterest expense	10,246	10,654	10,479	10,487	41,866
Income tax expense	1,928	2,100	2,086	2,063	8,177
Net income	$3,573	$3,984	$3,944	$3,918	$15,419

Earnings Per Share:
Basic	$0.34	$0.38	$0.37	$0.37	$1.46
Diluted	$0.34	$0.38	$0.37	$0.37	$1.46

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except for Per Share Data)

2014
Total interest income	$8,945	$9,502	$9,915	$10,139	$38,501
Total interest expense	804	839	831	799	3,273
Net interest income	8,141	8,663	9,084	9,340	35,228
Net interest income after provision for loan losses	8,141	8,663	9,084	9,340	35,228
Total noninterest income	3,256	5,316	5,213	5,515	19,300
Total noninterest expense	7,657	9,218	6,683	9,460	33,018
Income tax expense	1,326	1,697	2,682	1,880	7,585
Net income	$2,414	$3,064	$4,932	$3,515	$13,925

Earnings Per Share:
Basic	$0.23	$0.29	$0.47	$0.34	$1.33
Diluted	$0.23	$0.29	$0.47	$0.34	$1.33

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except for Per Share Data)

2013
Total interest income	$9,156	$9,086	$8,741	$8,893	$35,876
Total interest expense	1,067	1,034	830	781	3,712
Net interest income	8,089	8,052	7,911	8,112	32,164
Provision for loan losses	225	-	450	-	675
Net interest income after provision for loan losses	7,864	8,052	7,461	8,112	31,489
Total noninterest income	10,844	8,023	5,079	4,204	28,150
Total noninterest expense	12,655	10,533	8,637	7,373	39,198
Income tax expense	2,369	2,018	1,098	1,749	7,234
Net income	$3,684	$3,524	$2,805	$3,194	$13,207

Earnings Per Share:
Basic	$0.36	$0.34	$0.27	$0.31	$1.28
Diluted	$0.35	$0.34	$0.27	$0.31	$1.27

FINANCIAL CONDITION

Summary

Total assets at December 31, 2015 were $1.18 billion compared to $1.05 billion at December 31, 2014, an increase of $125.7 million. An increase in loans held for investment of $110.9 million and a $35.1 million growth in investment securities accounted for the majority of this increase and were partially offset by a $21.6 million decrease in interest-bearing balances.

The following discussions by major categories explain the changes in financial condition.

Cash and Due From Banks

Cash and due from banks represents cash and noninterest-bearing balances at other banks and cash letters in process of collection at the Federal Reserve Bank. At December 31, 2015 cash and due from banks totaled $11.3 million compared to $9.8 million at December 31, 2014. The balance fluctuates depending on the volume of cash letters in process of collection at the Federal Reserve Bank.

Interest-Bearing Deposits in Other Banks and Federal Funds Sold

At December 31, 2015 interest-bearing balances in other banks totaled $24.6 million compared to $46.2 million at December 31, 2014. These balances are maintained at the FRB and the FHLB of Atlanta and provide liquidity for managing daily cash inflows and outflows from deposits and loans.

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

At December 31, 2015, securities totaled $174.4 million compared to $139.4 million at December 31, 2014, an increase of $35.1 million. The increase is in response to management’s planned liquidity and asset management goals. The securities portfolio at December 31, 2015 is comprised of $160.2 million in securities classified as available-for-sale and $14.3 million in securities classified as held-to-maturity. Securities classified as available-for-sale are carried at fair market value. Unrealized gains and losses are recorded directly to a separate component of shareholders' equity. Held-to-maturity securities are carried at cost or amortized cost.

The following tables present the types, amounts and maturity distribution of the investment securities portfolio.

	Maturity Schedule of Investment Securities
	Year Ended December 31, 2015

			After One Year		After Five Years		After Ten Years
	Within		But Within		But Within		and
	One Year		Five Years		Ten Years		Over		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
Investment securities available-for-sale (1)
US Government Agency	$-	-	$4,005	1.63%	$14,899	1.93%	$-	-	$18,904	1.86%
Mortgage backed	-	-	10,846	1.98%	40,901	2.28%	44,330	2.13%	96,077	2.18%
Corporate bonds	-	-	8,959	1.97%	-	-	-	-	8,959	1.97%
Asset Backed Securities	-	-	1,967	2.23%	3,002	0.99%	11,029	1.27%	15,998	1.34%
Municipals	-	-	-	-	3,632	1.99%	15,182	3.34%	18,814	3.08%
	$-	-	$25,777	1.94%	$62,434	2.11%	$70,541	2.26%	$158,752	2.15%

Investment securities Held-to-maturity
US Government Agency	$-	-	$5,000	1.75%	$4,987	3.03%	$-	-	$9,987	2.39%
Municipals	-	-	-	-	1,486	3.31%	2,814	3.85%	4,300	3.66%
	$-	-	$5,000	1.75%	$6,473	3.09%	$2,814	3.85%	$14,287	2.77%

(1) Excludes FRB Stock, and FHLB Stock, and CRA Mutual Fund

Loans

Loans held for investment totaled $887.5 million at December 31, 2015 compared to $776.6 million at December 31, 2014. During 2015, loan demand increased over 2014 as local economic conditions improved. Commercial loans increased $32.2 million during 2015 while commercial real estate – non-owner occupied loans increased $22.1 million and commercial real estate – owner occupied loans increased $20.4 million from year end 2014.

The Bank concentrates on providing banking services to small and medium sized businesses and professionals in our market area. As of December 31, 2015 we did not have any exposure to builders or developers in our commercial real estate portfolio. Our loan officers maintain a professional relationship with our clients and are responsive to their financial needs. They are directly involved in the community, and it is this involvement and commitment that leads to referrals and continued growth. The composition and growth of our loan portfolio reflects our success in deployment of this strategy.

Loans held for sale totaled $44.1 million at December 31, 2015 compared to $45.0 million at December 31, 2014, a decrease of $891 thousand. The level of loans held for sale fluctuates with the volume of loans originated during the month and the timing of loans purchased by investors. Loan origination volume including brokered loans totaled $484.7 million in 2015 compared to $408.3 million in 2014 as interest rates on residential mortgage loans continued to remain at historic lows.

The following tables present the major classifications and maturity distribution of loans held for investment at December 31:

	Composition of Loan Portfolio
	Year Ended December 31,
	2015		2014		2013		2012		2011
	Amount	Percentag of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$219,877	24.77%	$199,442	25.68%	$196,804	28.65%	$182,655	29.60%	$171,599	30.14%
Commercial real estate - non-owner occupied	147,580	16.63	125,442	16.15	90,676	13.20	107,213	17.38	104,976	18.44
Residential real estate	201,447	22.70	194,213	25.01	173,639	25.27	144,521	23.43	128,485	22.56
Commercial	242,527	27.33	210,278	27.08	182,220	26.52	149,389	24.21	131,816	23.15
Real estate construction	66,003	7.44	41,080	5.29	38,842	5.65	30,038	4.87	29,705	5.22
Consumer	10,044	1.13	6,148	0.79	4,874	0.71	3,162	0.51	2,819	0.49
Total loans	$887,478	100.00%	$776,603	100.00%	$687,055	100.00%	$616,978	100.00%	$569,400	100.00%

	Loan Maturity Distribution
	Year Ended December 31, 2015
	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
	(In Thousands)
Commercial real estate - owner occupied	$2,443	$10,926	$39,089	$167,419	$219,877
Commercial real estate - non-owner occupied	9,164	15,330	48,386	74,700	147,580
Residential real estate	3,053	16,631	56,303	125,460	201,447
Commercial	22,985	67,830	80,747	70,965	242,527
Real estate construction	17,300	32,924	14,404	1,375	66,003
Consumer and other	23	703	6,236	3,082	10,044
Total	$54,968	$144,344	$245,165	$443,001	$887,478

Loans with fixed interest rates	$21,006	$51,822	$127,963	$180,296	$381,087
Loans with floating interest rates	33,962	92,522	117,202	262,705	506,391
Total	$54,968	$144,344	$245,165	$443,001	$887,478

Allowance for Loan Losses

The allowance for loan losses totaled $13.6 million at December 31, 2015 compared to $13.4 million at year end 2014. The allowance for loan losses was equivalent to 1.5% of total loans held for investment at December 31, 2015 and 1.7% at December 31, 2014. Adequacy of the allowance is assessed and increased as determined necessary by management by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

The following tables present an analysis of the allowance for loan losses for the periods indicated.

	Allowance for Loan Losses

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Balance, beginning of year	$13,399	$13,136	$12,500	$11,738	$10,527

Provision for loan losses	150	-	675	1,515	1,149

Charge-offs:
Commercial real estate - owner occupied	-	-	-	429	344
Commercial real estate - non-owner occupied	-	-	-	103	-
Residential real estate	-	21	97	790	596
Commercial	185	22	444	808	292
Real estate construction	-	-	-	-	-
Consumer	-	-	-	35	-
Total charge-offs	185	43	541	2,165	1,232
Recoveries:
Commercial real estate - owner occupied	-	-	-	-	405
Commercial real estate - non-owner occupied	-	-	199	416	234
Residential real estate	61	213	111	410	89
Commercial	102	93	179	566	536
Real estate construction	36	-	-	-	30
Consumer	-	-	13	20	-
Total recoveries	199	306	502	1,412	1,294
Net (charge-offs) recoveries	14	263	(39)	(753)	62

Balance, end of year	$13,563	$13,399	$13,136	$12,500	$11,738

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	-0.04%	0.01%	0.13%	-0.01%

	Allocation of the Allowance for Loan Losses

	Year Ended December 31,
	2015	Percentage of total	2014	Percentage of total	2013	Percentage of total	2012	Percentage of total	2011	Percentage of total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$3,042	22.43%	$3,229	24.10%	$3,763	28.65%	$3,701	29.61%	$3,634	30.96%
Commercial real estate - non-owner occupied	1,862	13.73	1,894	14.14	1,734	13.20	2,173	17.39	1,747	14.88
Residential real estate	2,862	21.10	3,308	24.69	3,320	25.27	2,924	23.39	2,874	24.48
Commercial	4,612	34.00	4,284	31.97	3,484	26.52	3,028	24.22	3,021	25.74
Real estate construction	1,056	7.79	596	4.45	743	5.66	610	4.88	423	3.60
Consumer	129	0.95	88	0.65	92	0.70	64	0.51	39	0.34
Total	$13,563	100.00%	$13,399	100.00%	$13,136	100.00%	$12,500	100.00%	$11,738	100.00%

Non-performing Assets And Loans Past Due

The following table presents information with respect to non-performing assets and 90 day delinquencies as of the dates indicated.

	Non-performing Assets and Accruing Loans Past Due 90 Days or More

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousands)
Non-accrual loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$2,694
Commercial real estate - non-owner occupied	5,486	-	-	-	321
Residential real estate	163	129	871	922	2,249
Commercial	722	1,493	1,664	1,821	1,439
Real estate construction	1,046	-	-	-	-
Consumer	-	-	-	-	-
Total non-accrual loans	7,417	1,622	2,535	2,743	6,703

Other real estate owned ("OREO")	-	-	-	-	-

Total non-performing assets	$7,417	$1,622	$2,535	$2,743	$6,703

Restructured loans included above in non-accrual loans	$1,046	$698	$931	$759	$1,428

Ratio of non-performing assets to:
Total loans plus OREO	0.84%	0.21%	0.37%	0.44%	1.18%

Total assets	0.63%	0.15%	0.30%	0.32%	0.83%

Accruing past due loans:
90 or more days past due	$-	$-	$-	$-	$-

Non-accrual loans totaled $7.4 million at December 31, 2015 and were comprised of six borrowers. The loans are carried at the current net realizable value after consideration of $115 thousand in specific reserves. Included in non-accrual loans at December 31, 2015 is a restructured construction loan in the amount of $1,046 thousand. There were no restructured loans prior to 2010. The Bank considers restructurings of loans to troubled borrowers when it is deemed to be beneficial to the borrower and improves the prospects for complete recovery of the debt.

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

Deposits

Deposits totaled $913.7 million at December 31, 2015 and were comprised of noninterest-bearing demand deposits in the amount of $307.8 million, savings and interest-bearing deposits in the amount of $293.7 million, and time deposits in the amount of $312.2 million. Total deposits increased $158.3 million from December 31, 2014. Noninterest-bearing deposits increased $54.9 million from $252.9 million at December 31, 2014 to $307.8 million at December 31, 2015. This increase in noninterest-bearing accounts is due to a combination of new accounts and increased balances in existing commercial accounts at year end. Savings and interest-bearing deposit accounts increased $59.9 million from $233.8 million at December 31, 2014 to $293.7 million at December 31, 2015. Time deposits increased $43.4 million and totaled $312.2 million at December 31, 2015 compared to $268.8 million in 2014.

We use wholesale funding or brokered deposits to supplement traditional customer deposits for liquidity and to maintain our desired interest rate risk position. Together with FHLB borrowings we use brokered deposits to fund the short-term cash needs associated with the LHFS activities discussed under “Loans” as well as other funding needs. Brokered deposits totaled $191.9 million at December 31, 2015, which included $88.5 million in CDARS/ICS deposits as compared to $177.0 million at December 31, 2014, which included $163.6 million in CDARS/ICS deposits.

Through CDARS our depositors are able to obtain FDIC insurance of up to $50 million. The FDIC currently classifies CDARS deposits as brokered deposits, even though the deposits originate from our customers. These deposits are placed at other participating financial institutions to obtain FDIC insurance, and we receive a reciprocal amount in return from these financial institutions.

True brokered deposits have increased from $13.3 million at December 31, 2014 to $103.4 million at December 31, 2015. Brokered deposits are viewed by many as being volatile and unstable; however, unlike retail certificates of deposit, there are no early withdrawal options on brokered certificates of deposit for any reason other than death of the underlying depositors. Brokered deposits provide funding flexibility and can be renewed at maturity, allowed to roll off or increased or decreased without any impact on core deposit relationships.

We manage the roll over risk of all deposits by maintaining liquid assets in the form of interest-bearing balances at the FRB and FHLB as well as investment securities available-for-sale and loans held for sale. In addition we also maintain lines of credit with the FHLB, FRB, and correspondent banks. At December 31, 2015 there was $120.0 million available under these lines of credit.

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

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2015, 2014, and 2013 are presented below.

	Average Deposits and Average Rates Paid

	Year Ended December 31,
	2015			2014			2013
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-bearing demand deposits	$119,732	$265	0.22%	$114,853	$256	0.22%	$75,706	$148	0.20%
Money market deposit accounts	126,850	264	0.21%	115,192	232	0.20%	120,307	282	0.23%
Savings accounts	13,606	66	0.49%	3,884	14	0.36%	2,483	5	0.20%
Time deposits	302,924	3,053	1.01%	243,338	2,479	1.02%	287,364	3,051	1.06%
Total interest-bearing deposits	$563,112	$3,648	0.65%	$477,267	$2,981	0.62%	$485,860	$3,486	0.72%
Noninterest-bearing demand deposits	303,583			238,118			192,671
Total deposits	$866,695			$715,385			$678,531

The table below presents the maturity distribution of time deposits at December 31, 2015.

	Certificate of Deposit Maturity Distribution

	Year Ended December 31, 2015
	Three months	Over three	Over
	or less	through twelve months	twelve months	Total
	(In Thousands)
Less than $100,000	$3,170	$10,967	$15,437	$29,574
Greater than or equal to $100,000	41,201	123,268	118,193	282,662
	$44,371	$134,235	$133,630	$312,236

Borrowings

Borrowed funds generally consist of advances from the FHLB, securities sold under agreements to repurchase, and federal funds purchased. At December 31, 2015 borrowed funds totaled $146.1 million, compared to $185.6 million at December 31, 2014.

Securities sold under agreements to repurchase represent overnight investment of funds from commercial checking accounts pursuant to sweep agreements which enable our corporate clients to receive interest on their excess funds.

The following table provides a breakdown of all borrowed funds.

	Borrowed Funds Distribution

	Year Ended December 31,
	2015	2014	2013
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB short-term	$70,000	$160,000	$145,000
Securities sold under agreements to repurchase	21,129	25,635	27,855
FHLB long-term borrowings	55,000	-	-
Total at period end	$146,129	$185,635	$172,855

	Year Ended December 31,
	2015	2014	2013
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB short-term	$91,992	$115,471	$43,077
Securities sold under agreements to repurchase	21,853	21,071	25,524
FHLB long-term borrowings	18,890	-	-
Subordinated debentures	-	-	3,135
Federal funds purchased	164	58	-
Total average balance	$132,899	$136,600	$71,736

Average rate paid on all borrowed funds	0.35%	0.21%	0.32%

	Year Ended December 31,
	2015			2014
	(Dollars In Thousands)

Average rate paid on all borrowed funds	Average Balances	Expense	Yield	Average Balances	Expense	Yield
FHLB advances and other borrowings	$110,882	$450	0.41%	$115,471	$271	0.23%
Securities sold under agreements to repurchase	21,853	20	0.09%	21,071	20	0.09%
Fed funds purchased	164	1	0.01%	58	1	0.01%
	$132,899	$471	0.35%	$136,600	$292	0.21%

Maximum balances at any given month-end during the periods of analysis are reflected in the following table:

	Year Ended December 31,
	2015		2014		2013
	Maximum Balance at		Maximum Balance at		Maximum Balance at
	any month-end		any month-end		any month-end
	(Dollars In Thousands)
FHLB borrowings	$160,000	January	$161,000	November	$145,000	December
Securities sold under agreements to repurchase	26,242	January	33,980	April	32,531	February
Subordinated debentures	-		-		6,186	June
Fed funds purchased	-		10,000	September	-

Shareholders’ Equity

Shareholders’ equity totaled $109.1 million at December 31, 2015, compared to $98.9 million at December 31, 2014. Major changes in shareholders’ equity during 2015 include net income of $13.2 million, $773 thousand from proceeds of stock options exercised, and stock based compensation of $195 thousand, an unrealized comprehensive loss on available-for-sale securities of $2.1 million, and cash dividends paid of $11.5 million. The 2015 dividends paid include the special non-routine cash dividend of $0.35 per share discussed in more detail under “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

	Risk Based Capital Analysis

	Year Ended December 31,
	2015	2014	2013
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$8,805	$8,742	$8,659
Additional paid in capital	19,953	18,538	17,320
Retained earnings	81,385	72,168	67,121
Less: Disallowed goodwill and other disallowed intangible assets	(1,380)	(1,491)	-
Less: Disallowed servicing assets and loss on equity security	(280)	(244)	(313)
Total Tier 1 Capital	$108,483	$97,713	$92,787

Allowance for loan losses	12,200	10,980	9,680

Total Risk Based Capital	$120,683	$108,693	$102,467

Risk weighted assets	$973,908	$875,862	$770,276

Quarterly average assets	$1,161,080	$1,007,628	$848,886

Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.14%	NA	NA
Tier 1 capital ratio	11.14%	11.16%	12.05%
Total capital ratio	12.39%	12.41%	13.30%
Leverage Capital Ratio:
Tier 1 leverage ratio	9.34%	9.70%	10.93%

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2015, overnight interest-bearing balances totaled $24.6 million and securities available-for-sale totaled $160.2 million.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2015, the Bank had a line of credit with the FHLB totaling $335.3 million with short-term borrowings of $70 million and long-term borrowings of $55 million leaving approximately $210.3 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of December 31, 2015, outstanding repurchase agreements totaled $21.1 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at December 31, 2015, available credit under these lines amounted to $60.5 million.

The Bank relies on deposits and other short and long-term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider. The Corporation expects its short and long-term sources of liquidity and capital to remain adequate to support expected growth.

Contractual Obligations

The following table summarizes the Corporation’s significant fixed and determinable contractual obligations to make future payments as of December 31, 2015.

	December 31, 2015
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
	(In Thousands)
Certificates of deposit	$178,606	$120,850	$12,780	$312,236
FHLB Advances	70,000	35,000	20,000	125,000
Securities sold under agreements to repurchase	21,129	-	-	21,129
Leases	362	603	1,189	2,154
Total	$270,097	$156,453	$33,969	$460,519

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

Off Balance Sheet Items

During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2015, these commitments amounted to $365.7 million. Included in this balance are $7.6 million in performance standby letters of credit. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

The Mortgage Division had open forward contracts at December 31, 2015 totaling $49.0 million. See Notes 8 and 9 to the consolidated financial statements for further information.

The Mortgage Division has agreements with a variety of counterparties to whom mortgage loans are sold on a non-recourse basis. As customary in the industry, the agreements require the Mortgage Division to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance.  Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of the Mortgage Division for loans that contain covered deficiencies.  The Mortgage Division has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The amount of the provision and adequacy of the reserve is recommended by management and approved by the Board no less than quarterly.  Management estimates the reserve based upon an analysis of historical loss experiences and actual settlements with our counterparties. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve equals or exceeds the estimate of loss. Claims in process are recognized in the period received, actively monitored and subject to validation prior to payment.  Often times, claims are not factually validated and the claim is rescinded.  Once claims are validated and the actual or potential loss is agreed upon with the counterparty, the reserve is charged and a cash payment is made to settle the claim.  The loan performance data of sold loans is not always made available to the Mortgage Division by the counterparties, thereby making it difficult to estimate the timing and amount of claims until such time as claims are actually presented. During the third quarter of 2014, $3.25 million in reserves were released in connection with management’s on-going analysis of reserve requirements. Through careful monitoring and conservative estimates, the balance of the reserve has adequately provided for all claims since established. At December 31, 2015 and 2014 the balance in this reserve totaled approximately $1.0 million and $1.2 million, respectively, and is included in “Other liabilities and accrued expenses” on the balance sheet.

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2015. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2015, over a twelve month period an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 1.5%. An immediate 200 basis points increase in interest rates would result in an increase in net interest income by 3.4%. A 100 basis points decrease in interest rates would result in a negative variance in net interest income and is considered unlikely given current interest rate levels. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Access National Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Access National Corporation as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Access National Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP

Richmond, Virginia

March 15, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Access National Corporation

Reston, Virginia

We have audited Access National Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Access National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Access National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Access National Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP

Richmond, Virginia

March 15, 2016

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	December 31,
	2015	2014
Assets

Cash and due from banks	$11,291	$9,804
Interest-bearing deposits in other banks and federal funds sold	24,598	46,225

Securities available-for-sale, at fair value	160,162	125,080
Securities held-to-maturity, at amortized cost (fair value of $14,314 and $14,378)	14,287	14,309
Total investment securities	174,449	139,389

Restricted stock	7,259	8,961
Loans held for sale	44,135	45,026
Loans, net of allowance for loan losses 2015 - $13,563; 2014 - $13,399	873,915	763,204
Premises and equipment, net	6,689	6,926
Accrued interest receivable and other assets	36,212	33,345
Total assets	$1,178,548	$1,052,880

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing demand deposits	$307,797	$252,875
Savings and interest-bearing deposits	293,711	233,773
Time deposits	312,236	268,795
Total deposits	913,744	755,443

Short-term borrowings	91,129	185,635
Long-term borrowings	55,000	-
Other liabilities and accrued expenses	9,537	12,898
Total liabilities	1,069,410	953,976

Shareholders' Equity
Common stock, par value $0.835, authorized 60,000,000 shares, issued and outstanding, 2015 - 10,544,751 and 2014 - 10,469,569	8,805	8,742
Additional paid-in capital	19,953	18,538
Retained earnings	81,385	72,168
Accumulated other comprehensive loss	(1,005)	(544)
Total shareholders' equity	109,138	98,904
Total liabilities and shareholders' equity	$1,178,548	$1,052,880

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

	Year Ended December 31,
	2015	2014	2013
Interest and Dividend Income
Loans	$40,055	$35,702	$33,841
Interest-bearing deposits and federal funds sold	129	102	107
Securities	3,482	2,697	1,928
Total interest and dividend income	43,666	38,501	35,876

Interest Expense
Deposits	3,648	2,981	3,486
Short-term borrowings	252	292	123
Long-term borrowings	219	-	-
Subordinated debentures	-	-	103
Total interest expense	4,119	3,273	3,712

Net interest income	39,547	35,228	32,164
Provision for loan losses	150	-	675

Net interest income after provision for loan losses	39,397	35,228	31,489

Noninterest Income
Service fees on deposit accounts	903	695	691
Gain on sale of loans	19,633	15,146	21,109
Other income	5,529	3,459	6,350
Total noninterest income	26,065	19,300	28,150

Noninterest Expense
Compensation and employee benefits	26,966	22,654	25,289
Occupancy	1,594	1,602	1,660
Furniture and equipment	1,446	1,219	919
Other	11,860	7,543	11,330
Total noninterest expense	41,866	33,018	39,198

Income before income taxes	23,596	21,510	20,441

Provision for income taxes	8,177	7,585	7,234
Net Income	$15,419	$13,925	$13,207

Earnings per common share:
Basic	$1.46	$1.33	$1.28
Diluted	$1.46	$1.33	$1.27

Average outstanding shares:
Basic	10,513,008	10,424,067	10,319,802
Diluted	10,581,871	10,466,841	10,403,155

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$15,419	$13,925	$13,207

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(528)	2,206	(3,168)
Less: reclassification adjustment for gains included in net income	(188)	(18)	-
Tax effect	255	(766)	1,109
Net of tax amount	(461)	1,422	(2,059)

Comprehensive income	$14,958	$15,347	$11,148

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share and Per Share Data)

				Accumulated
				Other
		Additional		Compre-
	Common	Paid in	Retained	hensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$8,615	$17,155	$65,404	$93	$91,267

Comprehensive income:
Net income	-	-	13,207	-	13,207
Other comprehensive loss	-	-	-	(2,059)	(2,059)
Stock options exercised (113,107 shares)	95	678	-	-	773
Repurchase of common stock under share repurchase program (61,454 shares)	(51)	(714)	-	-	(765)
Excess tax benefits from stock based payment arrangements		6			6
Cash dividends ($1.11 per share)	-	-	(11,490)	-	(11,490)
Stock-based compensation expense recognized in earnings	-	195	-	-	195

Balance, December 31, 2013	$8,659	$17,320	$67,121	$(1,966)	$91,134

Comprehensive income:
Net income	-	-	13,925	-	13,925
Other comprehensive income	-	-	-	1,422	1,422
Stock options exercised (76,132 shares)	63	617	-	-	680
Issuance of restricted common stock (24,017 shares)	20	365	-	-	385
Cash dividends ($0.50 per share)	-	-	(5,214)	-	(5,214)
Cash dividend declared ($0.35 per share)	-	-	(3,664)	-	(3,664)
Stock-based compensation expense recognized in earnings	-	236	-	-	236

Balance, December 31, 2014	$8,742	$18,538	$72,168	$(544)	$98,904

Comprehensive income:
Net income	-	-	15,419	-	15,419
Other comprehensive loss	-	-	-	(461)	(461)
Stock options exercised (29,975 shares)	26	354	-	-	380
Issuance of restricted common stock (7,500 shares)	6	122	-	-	128
Dividend reinvestment plan shares issued from reserve (37,707 shares)	31	607	-	-	638
Cash dividends ($0.58 per share)	-	-	(6,202)	-	(6,202)
Stock-based compensation expense recognized in earnings	-	332	-	-	332

Balance, December 31, 2015	$8,805	$19,953	$81,385	$(1,005)	$109,138

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$15,419	$13,925	$13,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	150	-	675
Provision for (recapture of provision for) losses on mortgage loans sold	-	(3,250)	388
Provision for off balance sheet losses	109	5	153
Writedown of other real estate owned	-	707	-
Income from bank-owned life insurance	(460)	(332)	-
Gain on sale of securities	89	47	-
Excess tax benefits	-	-	6
Deferred tax benefit	(534)	866	89
Stock-based compensation	332	236	195
Valuation allowance on derivatives	(383)	205	370
Net amortization (accretion) on securities	1,077	790	383
Depreciation and amortization	507	485	478
(Gain) loss on disposal of assets	-	2	(1)
Changes in assets and liabilities:
Decrease (increase) in valuation of loans held for sale carried at fair value	240	(1,210)	4,147
Originations of loans held for sale	(484,747)	(408,346)	(574,951)
Proceeds from sales of loans held for sale	485,398	388,883	657,993
Decrease (increase) in other assets	(1,470)	(3,342)	901
Increase (decrease) in other liabilities	382	1,944	(1,690)
Net cash provided by (used in) operating activities	16,109	(8,385)	102,343
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available for sale	33,725	25,008	30,518
Proceeds from sale of available for sale securities	31,151	26,613	-
Purchases of securities available for sale	(100,107)	(99,178)	(79,196)
Proceeds from maturities and calls of securities held to maturity	-	5,000	30,000
Purchase of securities held to maturity	-	(3,055)	(1,315)
Purchase of bank owned life insurance	-	(15,000)	-
Net increase in loans	(110,861)	(89,285)	(70,116)
Proceeds from sale of equipment	-	1	10
Purchases of premises and equipment	(232)	(211)	(338)
Net cash used in investing activities	(146,324)	(150,107)	(90,437)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	114,860	96,544	37,947
Net (decrease) increase in time deposits	43,441	85,927	(136,471)
Decrease in securities sold under agreement to repurchase	(4,506)	(2,220)	(10,236)
Net (decrease) increase in other short-term borrowings	(90,000)	15,000	100,000
Net (decrease) increase in long-term borrowings	55,000	-	(6,186)
Proceeds from issuance of common stock	1,146	1,065	773
Repurchase of common stock	-	-	(765)
Dividends paid	(9,866)	(5,214)	(11,490)
Net cash (used in) provided by financing activities	110,075	191,102	(26,428)

(Decrease) increase in cash and cash equivalents	(20,140)	32,610	(14,522)
Cash and Cash Equivalents
Beginning	56,029	23,419	37,941
Ending	$35,889	$56,029	$(23,419)
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$4,094	$3,202	$3,811
Cash payments for income taxes	$8,769	$6,089	$8,451
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain (loss) on securities available for sale	$(709)	$2,188	$(3,168)
Purchased land transferred to other assets held for sale	$-	$1,207	$-

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

Restrictions on Cash and Cash Equivalents - As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond (“FRB”). At December 31, 2015 and 2014, the amount of daily average required balances was approximately $38.7 million and $30.6 million, respectively. The Mortgage Division held escrow deposits in conjunction with mortgage loans totaling $269 thousand and $237 thousand at December 31, 2015 and 2014, respectively.

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

Real Estate Owned - Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and current market conditions. Gains or losses on sales of real estate owned are recognized upon disposition. Real estate owned is included in other assets. At December 31, 2015 and 2014 the Corporation did not have any real estate owned due to foreclosure. The Corporation did have one property at December 31, 2015 and 2014 which had previously been included in premises and equipment reclassified to other real estate owned when it was determined by management the land, originally purchased for potential banking center expansion, would not be used for those purposes.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10)”. This ASU requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in the ASU are effective beginning after December 15, 2017. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This ASU specifies the accounting for leases in an effort to increase transparency and comparability among organizations. The amendments in the ASU are effective beginning after December 15, 2018. While the adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations, management has yet to quantify the impact of this ASU.

Notes to Consolidated Financial Statements

Note 2. Securities

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at December 31, 2015 and 2014. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$19,124	$5	$(225)	$18,904
Mortgage backed securities	97,270	31	(1,224)	96,077
Corporate bonds	8,967	20	(28)	8,959
Asset Backed Securities	16,288	18	(308)	15,998
Municipals – nontaxable	11,885	152	(32)	12,005
Municipals	6,674	135	-	6,809
CRA Mutual fund	1,500	-	(90)	1,410
	$161,708	$361	$(1,907)	$160,162

Held-to-maturity:
U.S. Government agencies	$9,987	$50	$(32)	$10,005
Municipals	4,300	43	(34)	4,309
	$14,287	$93	$(66)	$14,314

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$18,998	$-	$(473)	$18,525
Mortgage backed securities	70,001	136	(439)	69,698
Corporate bonds	13,304	95	(27)	13,372
Asset Backed Securities	18,072	83	(172)	17,983
Municipals - nontaxable	4,042	24	(1)	4,065
CRA Mutual fund	1,500	-	(63)	1,437
	$125,917	$338	$(1,175)	$125,080

Held-to-maturity:
U.S. Government agencies	$9,985	$46	$(25)	$10,006
Municipals - nontaxable	1,697	10	(3)	1,704
Municipals	2,627	41	-	2,668
	$14,309	$97	$(28)	$14,378

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

The amortized cost and estimated fair value of securities as of December 31, 2015 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	December 31, 2015
		Estimated
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available-for-sale:
US Treasury and Agencies:
Due after one through five years	$4,000	$4,005
Due after five through ten years	15,124	14,898
Municipals - nontaxable:
Due after five through ten years	3,607	3,633
Due after ten through fifteen years	4,882	4,980
Due after fifteen years	3,396	3,393
Municipals:
Due after ten through fifteen years	2,327	2,383
Due after fifteen years	4,347	4,427
Asset Backed Securities:
Due after one through five years	1,976	1,967
Due after five through ten years	3,101	3,002
Due after fifteen years	11,211	11,029
Corporate bonds:
Due after one through five years	8,967	8,959
Mortgage backed securities:
Due after one through five years	10,913	10,845
Due after five through ten years	41,313	40,901
Due after ten through fifteen years	14,796	14,511
Due after fifteen years	30,248	29,819

CRA Mutual fund	1,500	1,410

	$161,708	$160,162

Held-to-maturity:
US Treasury and Agencies:
Due after one through five years	$5,000	$5,050
Due after five through ten years	4,987	4,954
Municipals:
Due after five through ten years	$1,486	$1,499
Due after ten through fifteen years	1,129	1,145
Municipals - nontaxable:
Due after ten through fifteen years	1,404	1,387
Due after fifteen years	281	279
	$14,287	$14,314

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $147.9 million and $102.6 million at December 31, 2015 and 2014, respectively.

Restricted Stock

The Corporation’s restricted stock consists of FHLB stock and FRB stock. The amortized costs of the restricted stock as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
	(In Thousands)

Restricted Stock:

Federal Reserve Bank stock	$999	$999

FHLB stock	6,260	7,962
	$7,259	$8,961

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Investment securities available-for-sale and held-to-maturity that had an unrealized loss position at December 31, 2015 and December 31, 2014 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Investment securities available-for-sale:

Mortgage backed securities	$63,327	$(774)	$29,375	$(450)	$92,702	$(1,224)
U.S. Government agencies	5,040	(85)	9,858	(140)	14,898	(225)
Municipals	1,452	(13)	2,244	(19)	3,696	(32)
Corporate bonds	-	-	7,066	(28)	7,066	(28)
Asset backed securities	1,967	(9)	9,531	(299)	11,498	(308)
CRA Mutual fund	-	-	1,410	(90)	1,410	(90)
Total	$71,786	$(881)	$59,484	$(1,026)	$131,270	$(1,907)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	$4,954	$(32)	$4,954	$(32)
Municipals - nontaxable	-	-	3,266	(34)	3,266	(34)
Total	$-	$-	$8,220	$(66)	$8,220	$(66)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Investment securities available-for-sale:

Mortgage backed securities	$19,252	$(74)	$17,141	$(365)	$36,393	$(439)
U.S. Government agencies	-	-	18,525	(473)	18,525	(473)
Municipals - nontaxable	2,271	(1)	-	-	2,271	(1)
Corporate bonds	4,480	(27)	-	-	4,480	(27)
Asset backed securities	6,289	(71)	2,995	(101)	9,284	(172)
CRA Mutual fund	-	-	1,437	(63)	1,437	(63)
Total	$32,292	$(173)	$40,098	$(1,002)	$72,390	$(1,175)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	$4,960.00	$(25.00)	$4,960	$(25)
Municipals		-	-	-	-	-
Municipals - nontaxable	842	(3)	-	-	842	(3)
Total	$842	$(3)	$4,960	$(25)	$5,802	$(28)

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

Mortgage-backed

The Corporation’s unrealized losses on available-for-sale mortgage backed securities were caused by interest rate fluctuations. At December 31, 2015, thirty-two securities had unrealized losses of $1.2 million. All thirty-two securities are backed by the United States Government or a Government Sponsored Entity. The Corporation’s intent is to hold these securities until a market price recovery or maturity, and it has been determined that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery. As such, the Corporation does not consider these investments other than temporarily impaired.

US Government agencies

The Corporation’s unrealized losses on U.S. Government Agency obligations were caused by interest rate fluctuations. On December 31, 2015, one held-to-maturity security had unrealized losses of $32 thousand while three available for sale securities had unrealized losses of $226 thousand. The severity and duration of these unrealized losses will fluctuate with interest rates in the economy. Based on the credit quality of the agencies, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Corporate bonds

The Corporation’s unrealized loss on corporate obligations was caused by interest rate fluctuations. At December 31, 2015, two securities had unrealized losses of $28 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Asset backed securities

The Corporation’s unrealized loss on its other investments was caused by interest rate fluctuations. At December 31, 2015, twelve securities had unrealized losses of $308 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Municipals

The Corporation’s unrealized losses on its municipal investments were caused by interest rate fluctuations. At December 31, 2015, four held-to-maturity municipals had unrealized losses of $35 thousand while two available-for-sale municipals had unrealized losses of $32 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its CRA mutual fund investment was caused by interest rate fluctuations. At December 31, 2015, one security had an unrealized loss of $90 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of December 31, 2015 and 2014, the obligations outstanding under these repurchase agreements totaled $21.1 million and $25.6 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2015 was $24.3 million in total and consisted of $6.7 million in municipal securities, $4.9 million in mortgage-backed securities, $6.2 million in corporate bonds, and $6.5 million in asset-backed securities. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2014 was $26.1 million in total and consisted of $16.4 million in mortgage backed securities, $4.5 million in corporate bonds, and $5.2 million in asset-backed securities.

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses

The composition of net loans is summarized as follows:

	Year Ended December 31,
(Dollars In Thousands)	2015	Percentage of Total	2014	Percentage of Total

Commercial real estate - owner occupied	$219,877	24.77%	$199,442	25.68%
Commercial real estate - non-owner occupied	147,580	16.63	125,442	16.15
Residential real estate	201,447	22.70	194,213	25.01
Commercial	242,527	27.33	210,278	27.08
Real estate construction	66,003	7.44	41,080	5.29
Consumer	10,044	1.13	6,148	0.79
Total loans	$887,478	100.00%	$776,603	100.00%
Less allowance for loan losses	13,563		13,399
Net loans	$873,915		$763,204

Unearned income and net deferred loan fees and costs totaled $2.0 million and $1.6 million at December 31, 2015 and 2014, respectively. Loans pledged to secure borrowings at the FHLB totaled $247.9 million and $215.8 million at December 31, 2015 and 2014, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $13.6 million and $13.4 million at year end December 31, 2015 and 2014, respectively. The allowance for loan losses was equivalent to 1.53% and 1.73% of total loans held for investment at December 31, 2015 and 2014, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

The following provides detailed information about the changes in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 as well as the recorded investment in loans at December 31, 2015 and 2014.

	Allowance for Loan Losses
Twelve months ended December 31, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Charge-offs	-	-	-	(186)	-	-	(186)
Recoveries	-	-	61	102	37	-	200
Provisions	(187)	(32)	(507)	412	423	41	150
Ending Balance	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563

Twelve months ended December 31, 2014	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136
Charge-offs	-	-	(21)	(22)	-	-	(43)
Recoveries	-	-	213	93	-	-	306
Provisions	(534)	160	(204)	729	(147)	(4)	-
Ending Balance	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399

Twelve months ended December 31, 2013	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)

Allowance for credit losses:
Beginning Balance	$3,701	$2,173	$2,924	$3,028	$610	$64	$12,500
Charge-offs	-	-	(97)	(444)	-	-	(541)
Recoveries	-	199	111	179	-	13	502
Provisions	62	(638)	382	721	133	15	675
Ending Balance	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136

	Recorded Investment in Loans
December 31, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$200	$-	$200
Ending balance: collectively evaluated for impairment	$3,042	$1,862	$2,862	$4,612	$856	$129	$13,363
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$219,877	$147,580	$201,447	$242,527	$66,003	$10,044	$887,478
Ending balance: individually evaluated for impairment	$349	$5,487	$346	$1,389	$1,046	$-	$8,617
Ending balance: collectively evaluated for impairment	$219,528	$142,093	$201,101	$241,138	$64,957	$10,044	$878,861
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2014	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Ending balance: individually evaluated for impairment	$-	$-	$-	$115	$-	$-	$115
Ending balance: collectively evaluated for impairment	$3,229	$1,894	$3,308	$4,169	$596	$88	$13,284
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$199,442	$125,442	$194,213	$210,278	$41,080	$6,148	$776,603
Ending balance: individually evaluated for impairment	$356	$-	$320	$1,515	$-	$-	$2,191
Ending balance: collectively evaluated for impairment	$199,086	$125,442	$193,893	$208,763	$41,080	$6,148	$774,412
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss or doubtful at December 31, 2015 and 2014. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of December 31, 2015 and 2014 is shown below.

	2015
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$214,613	$2,506	$3,245	$-	$-	$(487)	$219,877
Commercial real estate - non-owner occupied	142,146	316	5,487	-	-	(369)	147,580
Residential real estate	201,308	-	346	-	-	(207)	201,447
Commercial	213,559	11,653	17,732	-	-	(417)	242,527
Real estate construction	65,476	-	1,046	-	-	(519)	66,003
Consumer	10,042	-	-	-	-	2	10,044
Total	$847,144	$14,475	$27,856	$-	$-	$(1,997)	$887,478

	2014
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$194,007	$2,115	$3,767	$-	$-	$(447)	$199,442
Commercial real estate - non-owner occupied	111,301	2,627	11,751	-	-	(237)	125,442
Residential real estate	191,512	2,100	936	-	-	(335)	194,213
Commercial	194,585	10,519	5,540	-	-	(366)	210,278
Real estate construction	41,253	-	-	-	-	(173)	41,080
Consumer	6,148	-	-	-	-	-	6,148
Total	$738,806	$17,361	$21,994	$-	$-	$(1,558)	$776,603

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

	December 31, 2015
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
Commercial real estate - owner occupied	$219,877	$-	$219,877
Commercial real estate - non-owner occupied	142,094	5,486	147,580
Residential real estate	201,284	163	201,447
Commercial	241,805	722	242,527
Real estate construction	64,957	1,046	66,003
Consumer	10,044	-	10,044
Total	$880,061	$7,417	$887,478

	December 31, 2014
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
Commercial real estate - owner occupied	$199,442	$-	$199,442
Commercial real estate - non-owner occupied	125,442	-	125,442
Residential real estate	194,084	129	194,213
Commercial	208,785	1,493	210,278
Real estate construction	41,080	-	41,080
Consumer	6,148	-	6,148
Total	$774,981	$1,622	$776,603

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. For reporting purposes, however, loans past due 1 to 29 days are excluded. The delinquency status of the loans in the portfolio is shown below as of December 31, 2015 and 2014. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$219,877	$219,877
Commercial real estate - non-owner occupied	-	-	-	-	5,486	142,094	147,580
Residential real estate	-	-	-	-	163	201,284	201,447
Commercial	-	-	-	-	722	241,805	242,527
Real estate construction	-	-	-	-	1,046	64,957	66,003
Consumer	-	-	-	-	-	10,044	10,044
Total	$-	$-	$-	$-	$7,417	$880,061	$887,478

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$199,442	$199,442
Commercial real estate - non-owner occupied	-	-	-	-	-	125,442	125,442
Residential real estate	-	217	-	217	129	193,867	194,213
Commercial	-	-	-	-	1,493	208,785	210,278
Real estate construction	-	-	-	-	-	41,080	41,080
Consumer	-	-	-	-	-	6,148	6,148
Total	$-	$217	$-	$217	$1,622	$774,764	$776,603

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payments applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the years ended December 31, 2015, 2014 and 2013.

The table below shows the results of management’s analysis of impaired loans as of December 31, 2015 and 2014.

	Impaired Loans
	December 31, 2015			December 31, 2014
	Recorded	Unpaid principal	Related	Recorded	Unpaid principal	Related
	investment	balance	allowance	investment	balance	allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$356	$356	$-
Commercial real estate - non-owner occupied	5,486	5,783	-	-	-	-
Residential real estate	163	163	-	320	362	-
Commercial	722	1,743	-	1,401	1,913	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	-	-	-	114	120	115
Real estate construction	1,046	1,046	200	-	-	-
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$-	$-	$-	$356	$356	$-
Commercial real estate - non-owner occupied	5,486	5,783	-	-	-	-
Residential real estate	163	163	-	320	362	-
Commercial	722	1,743	-	1,515	2,033	115
Real estate construction	1,046	1,046	200	-	-	-
Consumer	-	-	-	-	-	-
	$7,417	$8,735	$200	$2,191	$2,751	$115

The table below shows the average recorded investment in impaired loans for the years ended December 31, 2015, 2014 and 2013.

	Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	Average Recorded	Average Recorded	Average Recorded
	Investment	Investment	Investment
	(In Thousands)
Commercial real estate - owner occupied	$-	$360	$366
Commercial real estate - non-owner occupied	5,572	-	-
Residential real estate	163	324	942
Commercial	917	1,590	2,083
Real estate construction	1,086	-	-
Consumer	-	-	-
	$7,738	$2,274	$3,391

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

One construction loan totaling $1,046 thousand at the time of restructure was modified in connection with a troubled debt restructuring during the year ended December 31, 2015 during the fourth quarter. The modification granted the borrower reduced payments for a period of two years as well as a reduction in the interest rate. There were no material financial effects as a direct result of this modification. There were no loans restructured for the year ended December 31, 2014.

No payment defaults occurred during the year ended December 31, 2015 or December 31, 2014 for loans restructured during the preceding 12 month period.

The table below shows the results of management’s analysis of troubled debt restructurings as of December 31, 2015 and 2014.

	Troubled Debt Restructurings
	December 31, 2015			December 31, 2014
	Number of	Outstanding	Recorded	Number of	Outstanding	Recorded
	loans	balance	investment	loans	balance	investment
Performing
Commercial real estate - owner occupied	1	$349	$349	1	$356	$356
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	1	225	183	1	233	191
Commercial	1	667	667	1	23	23
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Non-Performing
Commercial real estate - owner occupied	-	$-	$-	-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	-	-	-	1	869	698
Real estate construction	1	1,046	1,046	-	-	-
Consumer	-	-	-	-	-	-
Total	4	$2,287	$2,245	4	$1,481	$1,268

Notes to Consolidated Financial Statements

Note 4. Premises and Equipment

Premises and equipment, net, are summarized as follows:

	December 31,
	2015	2014
	(In Thousands)
Land	$1,342	$1,342
Premises	5,832	5,824
Leasehold improvements	1,228	1,213
Furniture and equipment	3,914	3,705
	12,316	12,084
Less accumulated depreciation	(5,627)	(5,158)
	$6,689	$6,926

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, was $507 thousand, $485 thousand, and $478 thousand, respectively.

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

Note 5. Deposits

The composition of deposits is summarized as follows at December 31:

	2015		2014
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Interest-bearing demand deposits	$127,980	14.00%	$116,654	15.44%
Savings and money market	150,021	16.42	101,409	13.42
CDARS - time deposits	73,017	7.99	148,142	19.61
CDARS - money market	15,517	1.70	15,497	2.06
Brokered deposits	103,390	11.31	13,344	1.77
Time deposits	136,022	14.89	107,522	14.23
Total interest-bearing deposits	605,947	66.31	502,568	66.53
Noninterest-bearing demand deposits	307,797	33.69	252,875	33.47
Total deposits	$913,744	100.00%	$755,443	100.00%

The aggregate amount of time deposits with a minimum denomination of $250,000 was $161 million for 2015 and $56 million for 2014.

At December 31, 2015, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2016	$178,606
2017	84,316
2018	36,534
2019	7,270
2020	5,256
Later years	254
$312,236

Notes to Consolidated Financial Statements

Note 5. Deposits (continued)

Brokered deposits totaled $192 million and $177 million at December 31, 2015 and 2014, respectively, which includes $89 million and $163 million, respectively, in CDARS deposits.

Note 6. Borrowings

The Bank is a member of the FHLB and may borrow funds based on criteria established by the FHLB. The FHLB may call these borrowings if the adjusted collateral balance falls below the borrowing level. The borrowing arrangements available from the FHLB could be either short-term or long-term borrowings, depending upon the Bank’s related cost and needs.

Advances from the FHLB for the years ended December 31, 2015 and 2014 are summarized below:

	2015	2014
	(Dollars In Thousands)
Balance outstanding at end of year	$125,000	$160,000
Average balance outstanding	$110,882	$115,471
Maximum outstanding at any month-end	$160,000	$161,000
Average interest rate during the year	0.41%	0.22%
Average interest rate at end of year	0.75%	0.30%

The scheduled maturity dates and related fixed interest rates on advances from the FHLB at December 31, 2015 are summarized as follows (dollars in thousands):

Maturity Date	Interest Rate	Outstanding Amount
1/29/2016	0.35%	$50,000
2/29/2016	0.44%	20,000
10/2/2017	1.08%	15,000
3/27/2018	1.22%	10,000
10/2/2018	1.02%	10,000
10/2/2019	1.32%	10,000
10/2/2020	1.54%	10,000
		$125,000

Information concerning securities sold under agreements to repurchase and federal funds purchased for the years ended December 31, 2015 and 2014 is summarized below:

	2015	2014
	(Dollars In Thousands)
Balance outstanding at end of year	$21,129	$25,635
Average balance outstanding	$22,017	$21,129
Maximum outstanding at any month-end	$26,242	$33,980
Average interest rate during the year	0.10%	0.10%
Average interest rate at end of year	0.10%	0.10%

Repurchase agreements totaled $21.1 million and $25.6 million at December 31, 2015 and 2014, respectively. They are classified as secured borrowings and generally mature within one business day from the transaction date. They are reflected as the amount of cash received in connection with the transaction. In addition, $60.5 million in federal funds lines with other financial institutions were available at December 31, 2015, for short-term funding needs. Federal funds purchased are overnight, unsecured borrowings.

The Bank has remaining lines of credit available with the FHLB which totaled $210.3 million at December 31, 2015. The FHLB advances are secured by a blanket floating lien on certain 1-4 family residential, HELOCS, second mortgages, and commercial mortgages with carrying values of $184.7 million at December 31, 2015.

Notes to Consolidated Financial Statements

Note 7. Income Taxes

Net deferred tax assets consisted of the following components as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$4,838	$4,731
Deferred fees	713	550
Allowance for loan losses on mortgage loans sold	573	575
Allowance for off balance sheet losses	268	226
Stock options	52	28
Securities available for sale	551	296
Land impairment	252	250
Other	141	48
	$7,388	$6,704
Deferred tax liability:
Depreciation	173	229
Other	58	107
	231	336
Net deferred tax assets
included in other assets	$7,157	$6,368

The provision for income taxes charged to operations for the years ended December 31, 2015, 2014, and 2013 consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)

Current tax expense	$8,711	$6,691	$7,323
Deferred tax (benefit)	(534)	894	(89)
	$8,177	$7,585	$7,234

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2015, 2014, and 2013 as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Computed "expected" tax expense	$8,259	$7,529	$7,155
Increase (decrease) in income taxes resulting from:
State income taxes	92	62	125
Tax exempt income and interest	(257)	(164)	(6)
Other	83	158	(40)
	$8,177	$7,585	$7,234

As of December 31, 2015 and 2014, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect a significant increase or decrease in the next 12 months of unrecognized tax benefits. The Corporation recognizes interest and penalties related to unrecognized tax benefits as Interest Expense and Other Noninterest Expense, respectively, and not as part of the tax provision. The Corporation did not recognize a material amount of interest expense or penalties for the years ended December 31, 2015, 2014 and 2013. In addition, there were no interest or penalties accrued at December 31, 2015 or 2014. The Corporation is no longer subject to examination for federal and state purposes for tax years prior to 2012.

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingent Liabilities

The Corporation is committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2015, 2014, and 2013 totaled $807 thousand, $850 thousand, and $961 thousand, respectively.

The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2016	$362
2017	335
2018	268
2019	275
2020	217
Thereafter	697
$2,154

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

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingent Liabilities (continued)

At December 31, 2015 and 2014 the Mortgage Division had open forward contracts with a notional value of $49.0 million and $45.3 million, respectively. At December 31, 2015 and 2014, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was ($54) thousand and ($349) thousand at December 31, 2015 and 2014, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Division does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Division does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Division could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.

Interest rate lock commitments totaled $26.6 million and $23.5 million at December 31, 2015 and 2014, respectively, and included $6.2 million and $5.3 million that were made on a Best Efforts basis at December 31, 2015 and 2014, respectively. Fair values of these best efforts commitments were $53 thousand and $39 thousand at December 31, 2015 and 2014, respectively. The remaining hedged interest rate lock commitments totaling $20.4 million and $18.2 million at December 31 2015 and 2014 had a fair value of $275 thousand and $200 thousand, respectively.

The Mortgage Division makes representations and warranties that loans sold to investors meet their program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. During the third quarter of 2014, $3.25 million in reserves were released in connection with management’s on-going analysis of reserve requirements. At December 31, 2015 and 2014 the balance in this reserve totaled $1.0 million and $1.2 million, respectively.

Allowance For Losses on Mortgage Loans Sold

	Year Ended December 31,
	2015	2014
	(In Thousands)

Balance at beginning of year	$1,198	$4,645
Provision charged to (released from) operating expense	-	(3,250)
Recoveries	-	5
Charge-offs	(169)	(202)
Balance at end of year	$1,029	$1,198

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $53.2 million and $16.8 million in outstanding commitments at December 31, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements

Note 9. Financial Instruments with Off-Balance-Sheet Risk (continued)

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $304.9 million and $249.4 million in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2015 and 2014, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $7.6 million and $4.2 million at December 31, 2015 and 2014, respectively.

In addition to the above, the Corporation is subject to risks related to the mortgage origination operations of the Mortgage Division of the Bank. See Note 8 for a discussion of those risks.

Note 10. Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to the Corporation and which did not present more than the normal risk of collectability or other unfavorable terms. These related parties were indebted to the Corporation for loans totaling $11.4 million at December 31, 2015 and 2014. During 2015, total principal additions were $2.0 million and total principal payments and changes in related parties’ debt were $1.4 million. The Corporation also has outstanding unused commitments to related parties amounting to $3.0 million at December 31, 2015. The aggregate amount of deposits at December 31, 2015 and 2014 from directors and officers or their immediate family members was $36.4 million and $34.8 million, respectively.

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

Total compensation cost for share-based payment arrangements recognized in 2015, 2014, and 2013 was $332 thousand, $236 thousand, and $195 thousand, respectively.

Cash received from option exercises under share-based payment arrangements for 2015, 2014, and 2013 was $380 thousand, $680 thousand, and $773 thousand, respectively.

Notes to Consolidated Financial Statements

Note 11. Stock Option Plan (continued)

Changes in the stock options outstanding under the Plan, for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Year Ended December 31,
	2015		2014		2013
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	316,423	$14.02	281,380	$11.77	274,800	$7.72
Granted	125,434	18.03	123,000	15.96	141,584	15.31
Exercised	(29,975)	12.62	(76,132)	8.95	(113,107)	6.83
Lapsed or canceled	(4,050)	16.40	(11,825)	13.34	(21,897)	9.33

Outstanding at end of year	407,832	$15.33	316,423	$14.02	281,380	$11.77

Options exercisable at end of year	105,889	$12.99	43,697	$11.88	54,616	$7.41

Options outstanding at year end 2015 were as follows:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted			Average	Weighted
Range of		Remaining	Average			Remaining	Average
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Life (in yrs)	Price	Value	Exercisable	Life (in yrs)	Price	Value

$7.55-$9.58	62,779	1.03	$9.09	$713,550	40,137	1.00	$9.00	$459,506
$9.59-$25.00	345,053	3.13	16.47	1,377,646	65,752	2.45	15.43	331,022
	407,832	2.81	$15.33	$2,091,196	105,889	1.90	$12.99	$790,528

The fair value of stock options granted was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013

Expected life of options granted	4.09 Years	4.07 Years	4.11 Years
Risk-free interest rate	1.06%	0.69%	0.36%
Expected volatility of stock	30%	36%	42%
Annual expected dividend yield	3%	3%	7%
Fair value of granted options	$357,456	$305,143	$435,035
Nonvested Options	301,943	272,726	226,764

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $239 thousand, $525 thousand, and $873 thousand, respectively. The weighted average grant date fair value of options granted during the years 2015, 2014, and 2013 were $2.85, $2.48, and $3.07, respectively.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of December 31, 2015 was $476 thousand. The cost is expected to be recognized over a weighted average period of 2.41 years.

Notes to Consolidated Financial Statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1, and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2015 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institutions’ category.

The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
December 31, 2015
Total Capital
(to Risk-Weighted Assets)
Corporation	$120,682	12.39%	$77,913	8.00%	$97,391	10.00%
Bank	$111,031	11.41%	$77,865	8.00%	$97,331	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$108,482	11.14%	$38,956	6.00%	$58,434	8.00%
Bank	$98,838	10.15%	$38,932	6.00%	$77,865	8.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$108,482	9.34%	$46,443	4.50%	$58,054	5.00%
Bank	$98,838	8.53%	$46,371	4.50%	$57,964	5.00%
Common Equity Tier 1 Capital
(to Average Assets)
Corporation	$108,482	11.14%	$38,956	4.00%	$63,304	6.50%
Bank	$98,838	10.15%	$38,932	4.00%	$63,265	6.50%
December 31, 2014
Total Capital
(to Risk-Weighted Assets)
Corporation	$108,693	12.41%	$70,069	8.00%	$87,586	10.00%
Bank	$101,883	11.64%	$70,025	8.00%	$87,531	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$97,713	11.16%	$35,034	4.00%	$52,552	6.00%
Bank	$90,903	10.39%	$35,012	4.00%	$52,519	6.00%
Tier 1 Capital
(to Average Assets)
Corporation	$97,713	9.70%	$40,305	4.00%	$50,381	5.00%
Bank	$90,903	9.02%	$40,305	4.00%	$50,381	5.00%

Notes to Consolidated Financial Statements

Note 13. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential diluted common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Year Ended December 31,
	2015			2014			2013
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except for Per Share Data)
Earnings per share
Basic	$15,419	10,513	$1.46	$13,925	10,424	$1.33	$13,207	10,320	$1.28
Effect of dilutive securities:
Stock options and warrants	-	69	-	-	43	-	-	83	-
Diluted	-	-	1.46	-	-	1.33	-	-	1.27
Diluted earnings per share	$15,419	10,582	$1.46	$13,925	10,467	$1.33	$13,207	10,403	$1.27

Note 14. Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan (the “401(k) Plan”), which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $638 thousand, $540 thousand, and $533 thousand were charged to expense under the 401(k) Plan for 2015, 2014, and 2013, respectively.

Notes to Consolidated Financial Statements

Note 15. Other Expenses

The Corporation had the following other expenses for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(In Thousands)

Management fees	$1,151	$799	$1,619
Data processing	1,029	676	683
Business and franchise tax	875	806	840
Advertising and promotional expense	754	873	1,234
FDIC insurance	634	444	437
Consulting fees	618	481	529
Accounting and auditing service	612	612	550
Investor fees	570	453	772
Director fees	395	492	327
Legal fees	363	277	177
Telephone	346	309	287
Stock option expense	332	236	195
Stationary and supplies	294	308	228
Business development, meals, and travel	260	270	291
Regulatory examinations	257	217	207
Publication and subscription	249	251	276
Employee education and development	198	96	122
Credit report	197	208	296
Disaster recovery	190	241	197
SBA guarantee fee	160	183	209
FRB and Bank analysis charges	147	121	98
Early payoff	133	58	152
Dues and memberships	108	104	71
Verification fees	106	89	117
D&O liability insurance	104	127	104
Common stock expense	97	89	79
Postage	93	97	128
Courier	59	93	136
Appraisal fees	50	53	66
Automotive	47	49	47
Conventions and meetings	34	54	20
Bank paid closing costs	33	47	32
Kitchen supplies	28	31	31
Impairment of long lived asset	-	707	-
Provision expense (release) for LHFS	-	(3,250)	388
Other	1,337	842	385
	$11,860	$7,543	$11,330

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

	Fair Value Measurement
	at December 31, 2015 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$18,904	$-	$18,904	$-
Mortgage backed	96,077	-	96,077	-
Corporate bonds	8,959	-	8,959	-
Asset Backed Securities	15,998	-	15,998	-
Municipals - nontaxable	12,005	-	12,005	-
Municipals	6,809	-	6,809	-
CRA Mutual fund	1,410	-	1,410	-
Total available-for-sale investment securities	160,162	-	160,162	-

Residential loans held for sale	44,135	-	44,135	-
Derivative assets	523	-	-	523
Total Financial Assets-Recurring	$202,853	$-	$202,330	$523

Financial Liabilities-Recurring
Derivative liabilities	$250	$-	$-	$250
Total Financial Liabilities-Recurring	$250	$-	$-	$250

Financial Assets-Non-Recurring
Impaired loans (1)	$7,417	$-	$-	$7,417
Total Financial Assets-Non-Recurring	$7,417	$-	$-	$7,417

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

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the twelve month period ended December 31, 2015 and 2014.

Net Derivatives
(In Thousands)
Balance January 1, 2015	$(110)
Realized and unrealized gains included in earnings	383
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2015	$273

Net Derivatives
(In Thousands)
Balance January 1, 2014	$95
Realized and unrealized gains included in earnings	(205)
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2014	$(110)

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at December 31, 2015 and 2014:

2015
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$523	Market pricing (3)	Estimated pullthrough	75% - 90% (86.2%)
Derivative liabilities	$250	Market pricing (3)	Estimated pullthrough	75% - 90% (86.2%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$6,695	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 15% (14%)
Impaired loans - Non-real estate secured	$722	Cash flow basis	Liquidation expenses (2)	0% - 10% (4%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented.

2014
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$330	Market pricing (3)	Estimated pullthrough	75% - 90% (84.5%)
Derivative liabilities	$440	Market pricing (3)	Estimated pullthrough	75% - 90% (84.5%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$676	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 20% (8%)
Impaired loans - Non-real estate secured	$1,515	Cash flow basis	Liquidation expenses (2)	0% - 10% (0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented.

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

	December 31, 2015
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$44,135	$1,673	$42,462

	December 31, 2014
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$45,026	$1,914	$43,112

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

At December 31, 2015 and 2014, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at December 31, 2015 and 2014 were as follows:

	December 31,
	2015		2014
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$35,889	$35,889	$56,029	$56,029
Securities available-for-sale	160,162	160,162	125,080	125,080
Securities held-to-maturity	14,287	14,314	14,309	14,378
Restricted stock	7,259	7,259	8,961	8,961
Loans, net of allowance	918,050	982,811	808,230	837,937
Derivatives	523	523	330	330
Total financial assets	$1,136,170	$1,200,958	$1,012,939	$1,042,715

Financial liabilities:
Deposits	$913,744	$905,951	$755,443	$753,675
Short-term borrowings	91,129	90,269	185,635	185,396
Long-term borrowings	55,000	54,324	-	-
Derivatives	250	250	440	440
Total financial liabilities	$1,060,123	$1,050,794	$941,518	$939,511

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

Notes to Consolidated Financial Statements

Note 17. Segment Reporting (continued)

The following table presents segment information for the years ended December 31, 2015, 2014, and 2013.

	Commercial	Mortgage	Wealth			Consolidated
2015	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$42,763	$1,650	$-	$16	$(763)	$43,666
Gain on sale of loans	-	19,633	-	-	-	19,633
Other revenues	3,229	388	2,671	1,391	(1,247)	6,432
Total operating income	45,992	21,671	2,671	1,407	(2,010)	69,731

Expenses:
Interest expense	4,135	467	-	280	(763)	4,119
Salaries and employee benefits	13,519	11,470	1,977	-	-	26,966
Other expenses	7,732	5,087	1,116	2,362	(1,247)	15,050
Total operating expenses	25,386	17,024	3,093	2,642	(2,010)	46,135

Income (loss) before income taxes	$20,606	$4,647	$(422)	$(1,235)	$-	$23,596

Total assets	$1,133,916	$46,077	$3,205	$16,837	$(21,487)	$1,178,548

Capital expenditures	$252	$15	$24	$9	$-	$300

	Commercial	Mortgage	Wealth			Consolidated
2014	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$37,816	$1,297	$-	$13	$(625)	$38,501
Gain on sale of loans	-	15,146	-	-	-	15,146
Other revenues	2,454	(614)	2,126	1,388	(1,200)	4,154
Total operating income	40,270	15,829	2,126	1,401	(1,825)	57,801

Expenses:
Interest expense	3,264	281	21	332	(625)	3,273
Salaries and employee benefits	11,897	9,212	1,545	-	-	22,654
Other expenses	6,220	1,293	910	3,141	(1,200)	10,364
Total operating expenses	21,381	10,786	2,476	3,473	(1,825)	36,291

Income (loss) before income taxes	$18,889	$5,043	$(350)	$(2,072)	$-	$21,510

Total assets	$1,006,576	$47,160	$1,624	$17,791	$(20,271)	$1,052,880

Capital expenditures	$251	$2	$-	$8	$-	$261

	Commercial	Mortgage	Wealth			Consolidated
2013	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$35,343	$1,505	$-	$12	$(984)	$35,876
Gain on sale of loans	926	20,183	-	-	-	21,109
Other revenues	3,002	3,034	980	1,574	(1,549)	7,041
Total operating income	39,271	24,722	980	1,586	(2,533)	64,026

Expenses:
Interest expense	3,620	577	-	499	(984)	3,712
Salaries and employee benefits	11,157	13,100	1,032	-	-	25,289
Other expenses	7,164	6,166	699	2,104	(1,549)	14,584
Total operating expenses	21,941	19,843	1,731	2,603	(2,533)	43,585

Income (loss) before income taxes	$17,330	$4,879	$(751)	$(1,017)	$-	$20,441

Total assets	$821,201	$27,586	$990	$13,821	$(16,416)	$847,182

Capital expenditures	$179	$114	$-	$45	$-	$338

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Balance Sheets

	Year Ended December 31,
	2015	2014
	(In Thousands)
Assets
Cash	$9,469	$9,985
Investment in subsidiaries	99,520	92,515
Other assets	586	598
Total assets	$109,575	$103,098

Liabilities
Other liabilities	$437	$4,194
Total liabilities	437	4,194

Shareholders' Equity
Common stock	8,805	8,742
Capital surplus	19,953	18,538
Retained earnings	81,385	72,168
Accumulated other comprehensive loss	(1,005)	(544)
Total shareholders' equity	109,138	98,904
Total liabilities and shareholders' equity	$109,575	$103,098

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Income

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Income
Dividends from subsidiaries	$8,625	$9,390	$17,850
Interest	15	13	12
Other	113	199	437
	8,753	9,602	18,299
Expenses
Interest expense on subordinated debentures	-	-	103
Other expenses	1,660	1,704	1,396
Total expenses	1,660	1,704	1,499
Income before income taxes and undistributed income of subsidiaries	7,093	7,898	16,800
Income tax (benefit)	(467)	(469)	(354)

Income before undistributed income of subsidiaries	7,560	8,367	17,154
Undistributed income of subsidiaries	7,859	5,558	(3,947)
Net income	$15,419	$13,925	$13,207

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$15,419	$13,925	$13,207

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(528)	2,205	(3,168)
Less: reclassification adjustment for gains included in net income	(188)	(18)	-
Tax effect	255	(765)	1,109
Net of tax amount	(461)	1,422	(2,059)

Comprehensive income	$14,958	$15,347	$11,148

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Cash Flows from Operating Activities
Net income	$15,419	$13,925	$13,207
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(7,859)	(5,558)	3,947
Excess tax benefits	-	-	6
(Increase) decrease in other assets	12	(6)	1,302
Increase (decrease) in other liabilities	(75)	89	(183)
Stock-based compensation	332	236	195
Net cash provided by operating activities	7,829	8,686	18,474

Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries	(592)	(433)	-
Sale or repayment of investments in and advances to subsidiaries	968	30	-
Net cash provided by (used in) investing activities	376	(403)	-

Cash Flows from Financing Activities
Repurchase of common stock	-	-	(765)
Net proceeds from issuance of common stock	1,145	1,066	773
Repayment of subordinated debentures	-	-	(6,186)
Dividends paid	(9,866)	(5,214)	(11,490)
Net cash used in financing activities	(8,721)	(4,148)	(17,668)

Increase (decrease) in cash and cash equivalents	(516)	4,135	806

Cash and Cash Equivalents
Beginning	9,985	5,850	5,044

Ending	$9,469	$9,985	$5,850

Note 19. Bank-Owned Life Insurance

The Corporation had $15.8 million in bank-owned life insurance (“BOLI”) at December 31, 2015. The Corporation recognized interest income, which is included in other noninterest income, of $460 thousand during 2015 and $332 thousand during 2014.

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

With the supervision and participation of its Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) and based on this assessment has concluded the Corporation’s internal control over financial reporting is effective as of that date.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

Item 10 – Directors, Executive Officers And Corporate governance

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors,” “Certain Relationships and Related Transactions” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2016 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

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

Item 11 – Executive Compensation

The information contained under the caption “Executive Compensation” in the 2016 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The information contained under the captions “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2016 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13 – Certain Relationships and Related Transactions, and Director independence

The information regarding certain relationships between the Corporation and its directors and officers is contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” in the 2016 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2016 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

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
10.5*+	Annual Compensation of Non-Employee Directors
10.6*+	Base Salaries for Named Executive Officers
10.10+	Access National Corporation 2009 Stock Option Plan, effective May 19, 2009 (incorporated by reference to Appendix A to the definitive proxy statement filed April 15, 2009)
10.10.1+	Form of Stock Option Agreement for Employee under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.1 to Form 8-K filed July 6, 2009)
10.10.2+	Form of Stock Option Agreement for Non-employee Directors under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed March 14, 2014)
10.13+	Employment Agreement between Access National Bank and Michael W. Clarke 2013 (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.13.1+	Amendment to Employment Agreement between Access National Bank and Michael W. Clarke, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.13.1 to Form 8-K filed November 25, 2013)
10.14+	Employment Agreement between Access National Bank and Robert C. Shoemaker 2013 (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.14.1+	Amendment to Employment Agreement between Access National Bank and Robert C. Shoemaker, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14.1 to Form 8-K filed November 25, 2013)
10.15+	Employment Agreement between Access National Bank and Dean Hackemer 2013 (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.15.1+	Amendment to Employment Agreement between Access National Bank and Dean Hackemer, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.15.1 to Form 8-K filed November 25, 2013)
10.16+	Employment Agreement between Access National Bank and Margaret M. Taylor (incorporated by reference to Exhibit 10.16 to Form 10-Q filed May 10, 2013 (file number 000-49929))

10.16.1+	Amendment to Employment Agreement between Access National Bank and Margaret M. Taylor, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.16.1 to Form 8-K filed November 25, 2013)
21*	Subsidiaries of Access National Corporation
23*	Consent of BDO USA, LLP
24*	Power of Attorney (included on the signature page of this report)
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income,(iii) Consolidated Statements of Comprehensive Income, (iv) Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

+ indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation
(Registrant)

Date: March 15, 2016	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer

Date: March 15, 2016	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
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

Signature	Title	Date

/s/ Michael W. Clarke
Michael W. Clarke	President, Chief Executive Officer & Director	March 15, 2016
(Principal Executive Officer)

/s/ John W. Edgemond IV
John W. Edgemond IV	Director	March 15, 2016

/s/ Martin S. Friedman
Martin S. Friedman	Director	March 15, 2016

/s/ Michael G. Anzilotti
Michael G. Anzilotti	Chairman & Director	March 15, 2016

/s/ Thomas M. Kody
Thomas M. Kody	Director	March 15, 2016

/s/ Robert C. Shoemaker
Robert C. Shoemaker	Director	March 15, 2016

/s/ J. Randolph Babbitt
J. Randolph Babbitt	Director	March 15, 2016

/s/ Margaret M. Taylor
Margaret M. Taylor	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2016