Form 10-Q
period 2016-03-31
ACCESS NATIONAL CORP
filed 2016-05-10
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of May 6, 2016 was 10,576,431 shares.

Table of Contents

ACCESS NATIONAL CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	March 31,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Cash and due from banks	$14,522	$11,291
Interest-bearing balances and federal funds sold	27,110	24,598
	41,632	35,889
Investment securities:
Available-for-sale, at fair value	162,720	160,162
Held-to-maturity, at amortized cost (fair value of $9,487 and $14,314)	9,295	14,287
Total investment securities	172,015	174,449

Restricted stock, at amortized cost	7,159	7,259
Loans held for sale - at fair value	49,977	44,135
Loans	914,682	887,478
Allowance for loan losses	(13,614)	(13,563)
Net loans	901,068	873,915
Premises, equipment, and land, net	6,852	6,689
Accrued interest receivable	3,430	3,290
Other assets	34,902	32,922
Total assets	$1,217,035	$1,178,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$335,219	$307,797
Savings and interest-bearing deposits	308,986	293,711
Time deposits	316,252	312,236
Total deposits	960,457	913,744
Other liabilities
Short-term borrowings	77,467	91,129
Long-term borrowings	55,000	55,000
Other liabilities and accrued expenses	10,070	9,537
Total liabilities	$1,102,994	$1,069,410

SHAREHOLDERS’ EQUITY
Common stock $0.835 par value; 60,000,000 authorized; issued and
outstanding, 10,570,056 and 10,544,751 shares, respectively	$8,826	$8,805
Additional paid in capital	20,386	19,953
Retained earnings	83,897	81,385
Accumulated other comprehensive income (loss), net	932	(1,005)
Total shareholders’ equity	114,041	109,138
Total liabilities and shareholders’ equity	$1,217,035	$1,178,548

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest and Dividend Income
Interest and fees on loans	$10,876	$9,434
Interest on federal funds sold and bank balances	70	27
Interest and dividends on securities	1,035	815
Total interest and dividend income	11,981	10,276

Interest Expense
Interest on deposits	1,150	733
Interest on short-term borrowings	127	99
Interest on long-term borrowings	154	2
Total interest expense	1,431	834

Net interest income	10,550	9,442
Provision for loan losses	-	-
Net interest income after provision for loan losses	10,550	9,442

Noninterest Income
Service charges and fees	260	197
Gain on sale of loans	3,830	3,571
Other income	2,729	2,537
Total noninterest income	6,819	6,305

Noninterest Expense
Salaries and benefits	7,668	6,717
Occupancy and equipment	761	754
Other operating expenses	2,700	2,775
Total noninterest expense	11,129	10,246

Income before income taxes	6,240	5,501

Income tax expense	2,145	1,928
NET INCOME	$4,095	$3,573

Earnings per common share:
Basic	$0.39	$0.34
Diluted	$0.39	$0.34

Average outstanding shares:
Basic	10,553,150	10,473,366
Diluted	10,606,359	10,517,222

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$4,095	$3,573

Other comprehensive income:
Unrealized gains on securities
Unrealized holding gains arising during period	3,037	1,075
Less: reclassification adjustment for gains included in net income	57	-
Tax effect	(1,043)	(377)
Net of tax amount	1,937	698

Comprehensive income	$6,032	$4,271

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	$8,805	$19,953	$81,385	$(1,005)	$109,138
Net income	-	-	4,095	-	4,095
Other comprehensive income	-	-	-	1,937	1,937
Stock options exercised (19,100 shares)	16	226	-	-	242
Issuance of restricted common stock (6,205 shares)	5	123	-	-	128
Cash dividend ($0.15 per share)	-	-	(1,583)	-	(1,583)
Stock-based compensation
expense recognized in earnings	-	84	-	-	84

Balance, March 31, 2016	$8,826	$20,386	$83,897	$932	$114,041

Balance, December 31, 2014	$8,742	$18,538	$72,168	$(544)	$98,904
Net income	-	-	3,573	-	3,573
Other comprehensive income	-	-	-	698	698
Stock options exercised (3,100 shares)	3	33	-	-	36
Issuance of restricted common stock (7,500 shares)	6	122	-	-	128
DRSPP shares issued from reserve (37,707)	31	607	-	-	638
Cash dividend ($0.14 per share)	-	-	(1,465)	-	(1,465)
Stock-based compensation
expense recognized in earnings	-	78	-	-	78

Balance, March 31, 2015	$8,782	$19,378	$74,276	$154	$102,590

See accompanying notes to consolidated financial statements (unaudited).

 ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

 (In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$4,095	$3,573
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for off balance sheet losses	-	10
Income from bank-owned life insurance	(114)	(117)
Gain on sale of securities	(57)	-
Deferred tax benefit	(9)	(6)
Stock-based compensation	84	78
Valuation allowance on derivatives	(256)	(302)
Net amortization (accretion) on securities	(137)	235
Depreciation and amortization	120	119
Changes in assets and liabilities:
Increase in valuation of loans held for sale carried at fair value	(407)	(325)
Originations of loans held for sale	(106,489)	(114,541)
Proceeds from sales of loans held for sale	101,054	102,741
Increase in other assets	(2,195)	(1,251)
Increase (decrease) in other liabilities	64	(3,207)
Net cash used in operating activities	(4,247)	(12,993)
Cash Flows from Investing Activities
Proceeds from prepayments of securities available-for-sale	1,747	3,897
Proceeds from sales of available-for-sale securities	8,033	-
Purchases of securities available-for-sale	(9,171)	-
Proceeds from maturities and calls of securities held-to-maturity	5,000	-
Purchases of Federal Reserve and Federal Home Loan Bank stock	(3,853)	(1,985)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	3,953	2,625
Net increase in loans	(27,282)	(17,680)
Purchases of premises and equipment	(274)	(75)
Net cash used in investing activities	(21,847)	(13,218)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	42,696	50,453
Net increase (decrease) in time deposits	4,016	(19,576)
Decrease in securities sold under agreement to repurchase	(8,662)	(5,106)
Net decrease in other short-term borrowings	(5,000)	(20,000)
Net increase in long-term borrowings	-	10,000
Proceeds from issuance of common stock	370	802
Dividends paid	(1,583)	(1,465)
Net cash provided by financing activities	31,837	15,108

Increase (decrease) in cash and cash equivalents	5,743	(11,103)
Cash and Cash Equivalents
Beginning	35,889	56,029
Ending	$41,632	$44,926
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$1,409	$786
Cash payments for income taxes	$237	$393
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available-for-sale	$2,980	$1,075
Transfers of loans held for investment to other real estate owned	$129	$-

See accompanying notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association. The Bank has three active wholly owned subsidiaries: Access Real Estate LLC (“Access Real Estate”), a real estate company; ACME Real Estate LLC, a real estate holding company of foreclosed property; and Access Capital Management Holding LLC (“ACM”), a holding company for Capital Fiduciary Advisors, L.L.C., Access Investment Services, L.L.C., and Access Insurance Group, L.L.C.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2015, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first three months of 2016, the Corporation granted 115,050 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first three months of 2016 and 2015 was $84 thousand and $78 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of March 31, 2016 was $748,882. The cost is expected to be recognized over a weighted average period of 1.41 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the three months ended March 31, 2016 and 2015 is presented as follows:

Three Months Ended
March 31, 2016
Expected life of options granted, in years	4.81
Risk-free interest rate	1.28%
Expected volatility of stock	30%
Annual expected dividend yield	3%
Fair Value of Granted Options	$405,646
Non-Vested Options	298,976

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term, in years	Aggregate Intrinsic Value
Outstanding at beginning of year	407,832	$15.33	2.81	$2,091,196
Granted	115,050	18.32	4.81	-
Exercised	(19,100)	12.70	1.63	98,889
Lapsed or Canceled	(7,650)	16.16	3.16	-
Outstanding at March 31, 2016	496,132	$16.12	3.11	$1,845,492
Exercisable at March 31, 2016	197,156	$14.15	2.08	$1,120,324

Three Months Ended
March 31, 2015
Expected life of options granted, in years	4.81
Risk-free interest rate	1.06%
Expected volatility of stock	30%
Annual expected dividend yield	3%
Fair value of granted options	$342,570
Non-vested options	310,344

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term, in years	Aggregate Intrinsic Value
Outstanding at beginning of year	316,423	$14.02	3.20	$917,215
Granted	121,434	17.95	4.81	-
Exercised	(3,100)	11.50	2.32	20,771
Lapsed or canceled	(450)	15.55	3.27	-
Outstanding at March 31, 2015	434,307	$15.14	3.48	$1,564,733
Exercisable at March 31, 2015	123,963	$13.26	2.70	$679,184

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at March 31, 2016 and December 31, 2015. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$15,119	$117	$-	$15,236
Mortgage-backed securities	100,793	1,378	(342)	101,829
Corporate bonds	8,884	72	(1)	8,955
Asset backed securities	15,940	56	(270)	15,726
Municipals	6,659	225	-	6,884
Municipals - nontaxable	12,391	292	(18)	12,665
CRA Mutual fund	1,500	-	(75)	1,425
	$161,286	$2,140	$(706)	$162,720

Held-to-maturity:
U.S. Government agencies	$5,000	$110	$-	$5,110
Municipals	2,612	105	(7)	2,710
Municipals - nontaxable	1,683	-	(16)	1,667
	$9,295	$215	$(23)	$9,487

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$19,124	$5	$(225)	$18,904
Mortgage-backed securities	97,270	31	(1,224)	96,077
Corporate bonds	8,967	20	(28)	8,959
Asset backed securities	16,288	18	(308)	15,998
Municipals - nontaxable	11,885	152	(32)	12,005
Municipals	6,674	135	-	6,809
CRA Mutual fund	1,500	-	(90)	1,410
	$161,708	$361	$(1,907)	$160,162

Held-to-maturity:
U.S. Government agencies	$9,987	$50	(32)	$10,005
Municipals	4,300	43	(34)	4,309
	$14,287	$93	$(66)	$14,314

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of March 31, 2016 and December 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Available-for-sale:
US Government agencies:
Due after one through five years	$4,998	$5,040	$4,000	$4,005
Due after five through ten years	10,121	10,196	15,124	14,898
Mortgage backed securities:
Due after one through five years	16,304	16,593	10,913	10,845
Due after five through ten years	31,690	32,518	41,313	40,901
Due after ten through fifteen years	14,245	14,229	14,796	14,511
Due after fifteen years	38,554	38,489	30,248	29,819
Corporate bonds:
Due after one through five years	8,884	8,955	8,967	8,959
Asset backed securities:
Due after one through five years	1,976	2,011	1,976	1,967
Due after five through ten years	3,096	2,968	3,101	3,002
Due after fifteen years	10,868	10,747	11,211	11,029
Municipals:
Due after ten through fifteen years	2,320	2,408	2,327	2,383
Due after fifteen years	4,339	4,476	4,347	4,427
Municipals - nontaxable:
Due after five through ten years	4,130	4,219	3,607	3,633
Due after ten through fifteen years	6,001	6,204	4,882	4,980
Due after fifteen years	2,260	2,242	3,396	3,393

CRA Mutual fund	1,500	1,425	1,500	1,410
Total	$161,286	$162,720	$161,708	$160,162

Held-to-maturity:
US Government agencies:
Due after one through five years	$5,000	$5,110	$5,000	$5,050
Due after five through ten years	-	-	4,987	4,954
Municipals:
Due after five through ten years	1,485	1,536	1,486	1,499
Due after ten through fifteen years	1,127	1,174	1,129	1,145
Municipals - nontaxable:
Due after ten through fifteen years	1,402	1,387	1,404	1,387
Due after fifteen years	281	280	281	279
Total	$9,295	$9,487	$14,287	$14,314

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, credit lines with the Federal Reserve Bank (“FRB”), and debtor-in-possession accounts amounted to $138.9 million at March 31, 2016 and $147.9 million at December 31, 2015.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at March 31, 2016 and December 31, 2015 are as follows:

	Securities in a loss Position for less than 12 Months		Securities in a loss Position for 12 Months or Longer		Total
March 31, 2016	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$27,028	$(234)	$11,836	$(108)	$38,864	$(342)
Municipals - nontaxable	2,242	(18)	-	-	2,242	(18)
Corporate bonds	4,279	(1)	-	-	4,279	(1)
Asset backed securities	6,607	(256)	1,156	(14)	7,763	(270)
CRA Mutual fund	-	-	1,425	(75)	1,425	(75)
Total	$40,156	$(509)	$14,417	$(197)	$54,573	$(706)

Investment securities held-to-maturity:

Municipals	$550	$(7)	$-	$-	$550	$(7)
Municipals - nontaxable	1,667	(16)	-	-	1,667	(16)
Total	$2,217	$(23)	$-	$-	$2,217	$(23)

	Securities in a loss Position for less than 12 Months		Securities in a loss Position for 12 Months or Longer		Total
December 31, 2015	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$63,327	$(774)	$29,375	$(450)	$92,702	$(1,224)
U.S. Government agencies	5,040	(85)	9,858	(140)	14,898	(225)
Municipals - nontaxable	1,452	(13)	2,244	(19)	3,696	(32)
Corporate bonds	-	-	7,066	(28)	7,066	(28)
Asset backed securities	1,967	(9)	9,531	(299)	11,498	(308)
CRA Mutual fund	-	-	1,410	(90)	1,410	(90)
Total	$71,786	$(881)	$59,484	$(1,026)	$131,270	$(1,907)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	$4,954	$(32)	$4,954	$(32)
Municipals - nontaxable	-	-	3,266	(34)	3,266	(34)
Total	$-	$-	$8,220	$(66)	$8,220	$(66)

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

NOTE 3 – SECURITIES (continued)

Mortgage-backed securities

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At March 31, 2016, fifteen securities had unrealized losses of $342 thousand. As these securities are Ginnie Mae and government sponsored entity securities backed by the United States Government, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more-likely-than not that the Corporation will not be required to sell these securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Asset-backed Securities

The Corporation’s unrealized loss on its other investments was caused by interest rate fluctuations. At March 31, 2016, four securities had unrealized losses of $270 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At March 31, 2016, this one security had an unrealized loss of $75 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more-likely-than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Corporate bonds

The Corporation’s unrealized loss on a corporate obligation was caused by interest rate fluctuations. At March 31, 2016, one security had an unrealized loss of $1 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more-likely-than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Municipal securities

The Corporation’s unrealized losses on its municipal investments were caused by interest rate fluctuations. At March 31, 2016, three held-to-maturity securities had unrealized losses of $23 thousand while one available-for-sale municipal investment had an unrealized loss of $18 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more-likely-than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and FRB stock. The amortized costs of the restricted stock as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Restricted Stock:	(In Thousands)

Federal Reserve Bank stock	$999	$999

FHLB stock	6,160	6,260
	$7,159	$7,259

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of March 31, 2016 and December 31, 2015, the obligations outstanding under these repurchase agreements totaled $12.5 million and $21.1 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at March 31, 2016 was $23.0 million in total and consisted of $4.9 million in mortgage-backed securities, $4.5 million in asset-backed securities, $6.2 million in corporate bonds, $6.0 million in municipal securities, and $1.4 million in mutual funds. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2015 was $25.7 million in total and consisted of $4.9 million in mortgage-backed securities, $6.5 million in asset-backed securities, $6.2 million in corporate bonds, $6.7 million in municipal securities, and $1.4 million in mutual funds.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total

Commercial real estate-owner occupied	$217,954	23.83%	$219,877	24.77%
Commercial real estate-non owner occupied	153,433	16.77	147,580	16.63
Residential real estate	202,858	22.18	201,447	22.70
Commercial	258,520	28.26	242,527	27.33
Real estate construction	72,055	7.88	66,003	7.44
Consumer	9,862	1.08	10,044	1.13
Total loans	$914,682	100.00%	$887,478	100.00%
Less allowance for loan losses	13,614		13,563
	$901,068		$873,915

Unearned income and net deferred loan fees and costs totaled $2.1 million and $2.0 million at March 31, 2016 and December 31, 2015, respectively. Loans pledged to secure borrowings at the FHLB totaled $270.1 million and $247.9 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Allowance for Loan Losses

The allowance for loan losses totaled $13.6 million at March 31, 2016 and December 31, 2015. The allowance for loan losses was equivalent to 1.49% and 1.53% of total loans held for investment at March 31, 2016 and December 31, 2015, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses

Three months ended March 31, 2016	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	11	40	-	-	51
Provisions	(89)	58	(42)	17	58	(2)	-
Ending Balance	$2,953	$1,920	$2,831	$4,669	$1,114	$127	$13,614

Three months ended March 31, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Charge-offs	-	-	-	(114)	-	-	(114)
Recoveries	-	-	24	22	-	-	46
Provisions	109	(143)	(150)	146	40	(2)	-
Ending Balance	$3,338	$1,751	$3,182	$4,338	$636	$86	$13,331

	Recorded Investment in Loans

March 31, 2016	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$2,953	$1,920	$2,831	$4,669	$1,114	$127	$13,614
Ending balance: individually evaluated for impairment	$-	$-	$-		$185	$-	$185
Ending balance: collectively evaluated for impairment	$2,953	$1,920	$2,831	$4,669	$929	$127	$13,429
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$217,954	$153,433	$202,858	$258,520	$72,055	$9,862	$914,682
Ending balance: individually evaluated for impairment	$348	$5,486	$214	$1,327	$1,031	$-	$8,406
Ending balance: collectively evaluated for impairment	$217,606	$147,947	$202,644	$257,193	$71,024	$9,862	$906,276
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$200	$-	$200
Ending balance: collectively evaluated for impairment	$3,042	$1,862	$2,862	$4,612	$856	$129	$13,363
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$219,877	$147,580	$201,447	$242,527	$66,003	$10,044	$887,478
Ending balance: individually evaluated for impairment	$349	$5,487	$346	$1,389	$1,046	$-	$8,617
Ending balance: collectively evaluated for impairment	$219,528	$142,093	$201,101	$241,138	$64,957	$10,044	$878,861
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at March 31, 2016 or December 31, 2015. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The profile of the loan portfolio, as indicated by risk rating, as of March 31, 2016 and December 31, 2015 is shown below.

	For the Period Ended, March 31, 2016
Credit Risk Profile by Regulatory Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$212,367	$3,197	$2,871	$-	$-	$(481)	$217,954
Commercial real estate - non-owner occupied	148,017	311	5,486	-	-	(381)	153,433
Residential real estate	202,068	953	34	-	-	(197)	202,858
Commercial	227,083	16,824	15,133	-	-	(520)	258,520
Real estate construction	71,499	-	1,031	-	-	(475)	72,055
Consumer	9,862	-	-	-	-	-	9,862
Total	$870,896	$21,285	$24,555	$-	$-	$(2,054)	$914,682

	For the Period Ended, December 31, 2015
Credit Risk Profile by Regulatory Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$214,613	$2,506	$3,245	$-	$-	$(487)	$219,877
Commercial real estate - non-owner occupied	142,146	316	5,487	-	-	(369)	147,580
Residential real estate	201,308	-	346	-	-	(207)	201,447
Commercial	213,559	11,653	17,732	-	-	(417)	242,527
Real estate construction	65,476	-	1,046	-	-	(519)	66,003
Consumer	10,042	-	-	-	-	2	10,044
Total	$847,144	$14,475	$27,856	$-	$-	$(1,997)	$887,478

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

	For the Period Ended, March 31, 2016
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$217,954	$-	$217,954
Commercial real estate - non-owner occupied	147,947	5,486	153,433
Residential real estate	202,824	34	202,858
Commercial	257,851	669	258,520
Real estate construction	71,024	1,031	72,055
Consumer	9,862	-	9,862
Total	$907,462	$7,220	$914,682

	For the Period Ended, December 31, 2015
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$219,877	$-	$219,877
Commercial real estate - non-owner occupied	142,094	5,486	147,580
Residential real estate	201,284	163	201,447
Commercial	241,805	722	242,527
Real estate construction	64,957	1,046	66,003
Consumer	10,044	-	10,044
Total	$880,061	$7,417	$887,478

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of March 31, 2016 and December 31, 2015. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$217,954	$217,954
Commercial real estate - non-owner occupied	-	-	-	-	5,486	147,947	153,433
Residential real estate	-	-	-	-	34	202,824	202,858
Commercial	-	-	-	-	669	257,851	258,520
Real estate construction	820	-	-	820	1,031	70,204	72,055
Consumer	-	-	-	-	-	9,862	9,862
Total	$820	$-	$-	$820	$7,220	$906,642	$914,682

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$219,877	$219,877
Commercial real estate - non-owner occupied	-	-	-	-	5,486	142,094	147,580
Residential real estate	-	-	-	-	163	201,284	201,447
Commercial	-	-	-	-	722	241,805	242,527
Real estate construction	-	-	-	-	1,046	64,957	66,003
Consumer	-	-	-	-	-	10,044	10,044
Total	$-	$-	$-	$-	$7,417	$880,061	$887,478

Troubled Debt Restructurings

A troubled debt restructuring (“TDR”) is a formal restructure of a loan when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to a borrower. The Bank classifies these transactions as a TDR if the transaction meets the following conditions: an existing credit agreement must be formally renewed, extended and/or modified; the borrower must be experiencing financial difficulty; and the Bank has granted a concession that it would not otherwise consider.

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

No loans were modified in connection with a troubled debt restructuring during the three month periods ended March 31, 2016 and March 31, 2015.

Other Real Estate Owned (“OREO”)

At March 31, 2016, the Corporation was in possession of one OREO property with a carrying value of $129 thousand. The property is collateralized by residential real estate. The Corporation had no OREO property at December 31, 2015.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

Impaired Loans

A loan is classified as impaired when it is deemed probable by management’s analysis that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, or the recorded investment in the impaired loan is greater than the present value of expected future cash flows, discounted at the loan’s effective interest rate. In the case of an impaired loan, management conducts an analysis which identifies if a quantifiable potential loss exists, and takes the necessary steps to record that loss when it has been identified as uncollectible.

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payment applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the three month periods ended March 31, 2016 and 2015.

The table below shows the results of management’s analysis of impaired loans as of March 31, 2016 and December 31, 2015.

	Impaired Loans

	March 31, 2016			December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	5,486	5,783	-	5,486	5,783	-
Residential real estate	34	34	-	163	163	-
Commercial	669	1,686	-	722	1,743	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	-	-	-	-	-	-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Real estate construction	1,031	1,046	185	1,046	1,046	200
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	-	-	-	-	-	-
Commercial real estate - non-owner occupied	5,486	5,783	-	5,486	5,783	-
Residential real estate	34	34	-	163	163	-
Commercial	669	1,686	-	722	1,743	-
Real estate construction	1,031	1,046	185	1,046	1,046	200
Consumer	-	-	-	-	-	-
	$7,220	$8,549	$185	$7,417	$8,735	$200

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended
	March 31, 2016	March 31, 2015
	Average Recorded Investment	Average Recorded Investment
	(In Thousands)
Commercial real estate - owner occupied	$-	$355
Commercial real estate - non-owner occupied	5,486	6,101
Residential real estate	34	403
Commercial	781	1,534
Real estate construction	1,041	-
Consumer	-	-
Total	$7,342	$8,393

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

The commercial banking segment provides the mortgage banking segment(“Mortgage Division”) with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the prime rate. These transactions are eliminated in the consolidation process.

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

The following table presents segment information as of and for the three months ended March 31, 2016 and 2015:

	Commercial	Mortgage	Wealth			Consolidated
March 31, 2016	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$11,756	$344	$-	$4	$(123)	$11,981
Gain on sale of loans	-	3,830	-	-	-	3,830
Other revenues	936	1,247	778	347	(319)	2,989
Total revenues	12,692	5,421	778	351	(442)	18,800

Expenses:
Interest expense	1,436	51	-	67	(123)	1,431
Salaries and employee benefits	3,923	3,185	560	-	-	7,668
Other expenses	1,840	1,069	291	580	(319)	3,461
Total operating expenses	7,199	4,305	851	647	(442)	12,560

Income (loss) before income taxes	$5,493	$1,116	$(73)	$(296)	$-	$6,240

Total assets	$1,185,681	$32,716	$2,686	$17,283	$(21,331)	$1,217,035

	Commercial	Mortgage	Wealth			Consolidated
March 31, 2015	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$10,080	$362	$-	$3	$(169)	$10,276
Gain on sale of loans	-	3,571	-	-	-	3,571
Other revenues	719	1,425	545	346	(301)	2,734
Total revenues	10,799	5,358	545	349	(470)	16,581

Expenses:
Interest expense	838	95	-	64	(169)	828
Salaries and employee benefits	3,227	3,026	464	-	-	6,717
Other expenses	1,804	1,225	213	594	(301)	3,535
Total operating expenses	5,869	4,346	677	658	(470)	11,080

Income (loss) before income taxes	$4,930	$1,012	$(132)	$(309)	$-	$5,501

Total assets	$1,010,045	$60,042	$1,284	$15,741	$(17,910)	$1,069,202

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2016 and 2015, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$4,095	$3,573
Weighted average shares outstanding	10,553,150	10,473,366

Basic earnings per share	$0.39	$0.34

DILUTED EARNINGS PER SHARE:
Net income	$4,095	$3,573
Weighted average shares outstanding	10,553,150	10,473,366
Dilutive stock options	53,209	43,856
Weighted average diluted shares outstanding	10,606,359	10,517,222

Diluted earnings per share	$0.39	$0.34

NOTE 7 – DERIVATIVES

As part of its mortgage banking activities, the Mortgage Division enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Mortgage Division then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Mortgage Division determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.

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

NOTE 7 – DERIVATIVES (continued)

At March 31, 2016 and December 31, 2015, the Mortgage Division had open forward contracts with a notional value of $69.3 million and $49.0 million, respectively. At March 31, 2016 and December 31, 2015, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was ($404) thousand and ($54) thousand at March 31, 2016 and December 31, 2015, respectively.

Interest rate lock commitments totaled $56.2 million and $26.6 million at March 31, 2016 and December 31, 2015, respectively, and included $4.7 million and $6.2 million that were made on a best efforts basis at March 31, 2016 and December 31, 2015, respectively. Fair values of these best efforts commitments were $32 thousand and $53 thousand at March 31, 2016 and December 31, 2015, respectively. The remaining hedged interest rate lock commitments totaling $51.4 million and $20.4 million at March 31, 2016 and December 31, 2015 had a fair value of $901 thousand and $275 thousand, respectively.

Included in other noninterest income for the three months ended March 31, 2016 and March 31, 2015 was a net gain of $324 thousand and a net gain of $439 thousand, respectively, relating to derivative instruments. The amount included in other noninterest income for the three months ended March 31, 2016 and March 31, 2015 pertaining to its hedging activities was a net realized loss of $596 thousand and a net realized loss of $513 thousand, respectively.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” as well as most industry-specific guidance. The amendments also create a new Subtopic 340-40 “Other Assets and Deferred Costs – Contracts with Customers”. In summary, entities are to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Originally, the provisions of ASU 2014-09 were going to be effective for annual periods beginning after December 15, 2016 and interim periods within 2017; however, ASU 2015-14, “Revenue from Contracts with Customers: Topic 606 – Deferral of the Effective Date” deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

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

In March 2016, the FASB issued ASU 2016-05,“Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in the ASU are effective beginning after December 15, 2016 and for interim periods within that year. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. This ASU simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. The amendments in the ASU are effective beginning after December 15, 2016 and for interim periods within that year. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This ASU was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above. We are currently evaluating the potential impact of ASU 2016-08 on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under this ASU all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The amendments in the ASU are effective beginning after December 15, 2016 and for interim periods within that year. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. We are currently evaluating the potential impact of ASU 2016-10 on our financial statements.

NOTE 9 – FAIR VALUE

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

NOTE 9 – FAIR VALUE (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of March 31, 2016 and December 31, 2015, are summarized below:

	Fair Value Measurement
	at March 31, 2016 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$15,236	$-	$15,236	$-
Mortgage backed securities	101,829	-	101,829	-
Corporate bonds	8,955	-	8,955	-
Asset backed securities	15,726	-	15,726	-
Municipals - nontaxable	12,665	-	12,665	-
Municipals	6,884		6,884
CRA Mutual fund	1,425	-	1,425	-
Total available-for-sale investment securities	162,720	-	162,720	-

Residential loans held for sale	49,977	-	49,977	-
Derivative assets	1,247	-	-	1,247
Total Financial Assets-Recurring	$213,944	$-	$212,697	$1,247

Financial Liabilities-Recurring
Derivative liabilities	$718	$-	$-	$718
Total Financial Liabilities-Recurring	$718	$-	$-	$718

Financial Assets-Non-Recurring
Impaired loans (1)	$7,220	$-	$-	$7,220
Other real estate owned	129		129
Total Financial Assets-Non-Recurring	$7,349	$-	$129	$7,220

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan’s effective interest rate.

NOTE 9 – FAIR VALUE (continued)

	Fair Value Measurement
	at December 31, 2015 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agencies	$18,904	$-	$18,904	$-
Mortgage backed	96,077	-	96,077	-
Corporate bonds	8,959	-	8,959	-
Asset backed securities	15,998	-	15,998	-
Municipals - nontaxable	12,005	-	12,005	-
Municipals	6,809	-	6,809	-
CRA Mutual fund	1,410	-	1,410	-
Total available-for-sale investment securities	160,162	-	160,162	-

Residential loans held for sale	44,135	-	44,135	-
Derivative assets	523	-	-	523
Total Financial Assets-Recurring	$204,820	$-	$204,297	$523

Financial Liabilities-Recurring
Derivative liabilities	$250	$-	$-	$250
Total Financial Liabilities-Recurring	$250	$-	$-	$250

Financial Assets-Non-Recurring
Impaired loans (1)	$7,417	$-	$-	$7,417
Total Financial Assets-Non-Recurring	$7,417	$-	$-	$7,417

(1)	Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan’s effective interest rate.

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the three month periods ended March 31, 2016 and 2015.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Balance, beginning of period	$273	$(110)
Realized and unrealized gains included in earnings	256	302
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$529	$192

NOTE 9 – FAIR VALUE (Continued)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at March 31, 2016 and December 31, 2015:

	March 31, 2016
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$1,247	Market pricing (3)	Estimated pullthrough	75% - 90% (89.6%)
Derivative liabilities	$718	Market pricing (3)	Estimated pullthrough	75% - 90% (89.6%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$6,552	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 20% (14%)
Impaired loans - Non-real estate secured	$668	Cash flow basis	Liquidation expenses (2)	0% - 10% (0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented.

	December 31, 2015
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$523	Market pricing (3)	Estimated pullthrough	75% - 90% (86.2%)
Derivative liabilities	$250	Market pricing (3)	Estimated pullthrough	75% - 90% (86.2%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$6,695	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 15% (14%)
Impaired loans - Non-real estate secured	$722	Cash flow basis	Liquidation expenses (2)	0% - 10% (4%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented.

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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at March 31, 2016, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$49,977	$2,080	$47,897

NOTE 9 – FAIR VALUE (Continued)

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

At March 31, 2016 and December 31, 2015, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

NOTE 9 – FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$41,632	$41,632	$35,889	$35,889
Securities available-for-sale	162,720	162,720	160,162	160,162
Securities held-to-maturity	9,295	9,487	14,287	14,314
Restricted stock	7,159	7,159	7,259	7,259
Loans, net of allowance	951,045	974,756	918,050	982,811
Derivatives	1,247	1,247	523	523
Total financial assets	$1,173,098	$1,197,001	$1,136,170	$1,200,958

Financial liabilities:
Deposits	$960,457	$955,929	$913,744	$905,951
Short-term borrowings	77,467	76,508	91,129	90,269
Long-term borrowings	55,000	54,116	55,000	54,324
Derivatives	718	718	250	250
Total financial liabilities	$1,093,642	$1,087,271	$1,060,123	$1,050,794

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $48.7 million and $53.2 million in outstanding commitments at March 31, 2016 and December 31, 2015, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $320.3 million and $304.9 million in unfunded lines of credit whose contract amounts represent credit risk at March 31, 2016 and December 31, 2015, respectively.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $7.7 million and $7.6 million at March 31, 2016 and December 31, 2015, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At both March 31, 2016 and December 31, 2015 the balance in this account totaled $750 thousand.

The mortgage division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The mortgage division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At March 31, 2016 and December 31, 2015, the balance in this reserve totaled $1.0 million.

The following table shows the changes to the allowance for losses on mortgage loans sold.

	Allowance for Losses on Mortgage Loans Sold

	Three Months ended March 31,		Year ended December 31,
	2016	2015	2015
	(In Thousands)
Allowance for losses on mortgage loans sold - beginning of period	$1,029	$1,198	$1,198
Provision charged to (released from) operating expense	-	-	-
Recoveries	-	-	-
Charge-offs	-	(11)	(169)
Allowance for losses on mortgage loans sold - end of period	$1,029	$1,187	$1,029

NOTE 11 – BANK-OWNED LIFE INSURANCE POLICIES

The Corporation had $15.9 million and $15.8 million in bank-owned life insurance (“BOLI”) at March 31, 2016 and December 31, 2015, respectively. The Corporation recognized interest income, which is included in other noninterest income, of $114 thousand and $117 thousand for the three months ended March 31, 2016 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” ” anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; stagnation; continued challenging conditions or deterioration in general business and economic conditions and in the financial markets; the impact of any policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A – Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At March 31, 2016, there were no non-agency mortgage-backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At March 31, 2016, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At March 31, 2016, the Corporation’s assets remained steady at $1.2 billion when compared to December 31, 2015. Loans held for investment increased by $27.2 million while loans held for sale increased by $5.8 million. These increases were offset by a decrease in investment securities of $2.4 million. The first quarter of 2016 reflected loan growth in the commercial real estate – non-owner occupied, residential real estate, commercial, and real estate construction categories of the loans held for investment portfolio. Overall, the portfolio of loans held for investment grew at an annualized rate of 12.3%. At March 31, 2016, loans secured by real estate collateral comprised 70.7% of our total loan portfolio, with loans secured by commercial real estate contributing 40.6% of our total loan portfolio, loans secured by residential real estate contributing 22.2% and real estate construction loans contributing 7.9%. Loans held for sale totaled $50.0 million at March 31, 2016, compared to $44.1 million at December 31, 2015. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $960.5 million at March 31, 2016, compared to $913.7 million at December 31, 2015, an increase of $46.8 million. Noninterest-bearing deposits increased $27.4 million from $307.8 million at December 31, 2015 to $335.2 million at March 31, 2016. Savings and interest-bearing deposits increased to $309.0 million at March 31, 2016 from $293.7 million at December 31, 2015, an increase of $15.3 million.

Net income for the first quarter of 2016 totaled $4.1 million compared to $3.6 million for the same period in 2015. Earnings per diluted share were $0.39 for the first quarter of 2016, compared to $0.34 per diluted share in the same period of 2015. First quarter 2016 pretax earnings increased $739 thousand or 13.4% when compared to first quarter 2015 pretax earnings. The increase was primarily due to an increase in pretax income for the banking segment from first quarter 2015. The banking segment’s increase was due to an increase in net interest income over first quarter 2015 of $1.1 million and was partially offset by an increase in salaries and employee benefits of $696 thousand.

Non-performing assets (“NPA”) totaled $7.3 million, or 0.60%, of total assets at March 31, 2016. The Bank’s NPAs are comprised of non-accrual loans of $7.2 million and other real estate owned of $129 thousand at March 31, 2016. Access Real Estate, LLC had other real estate owned with a carrying value of $500 thousand. The allowance for loan loss was $13.6 million at March 31, 2016 and December 31, 2015, and represented 1.49% and 1.53% of loans held for investment at March 31, 2016 and December 31, 2015, respectively.

The unemployment rate for Fairfax County, Virginia was at 3.2% as of February 2016 and still well below the 4.0% for the state of Virginia at the end of March 2016 and 5.0% for the nation at the end of March 2016. Information reviewed at the Federal Open Market Committee’s (FOMC) March 2016 meeting suggested the Committee’s baseline expectations for economic activity, the labor market, and inflation have not changed much since December 2015. Labor market indicators showed further strengthening with job gains and a lower unemployment rate. The labor force participation rate showed improvement in the first quarter of 2016 with more people actively looking for jobs. The FOMC reaffirmed its view that the current target rate for the federal funds rate remains appropriate. The continued low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio. The Corporation’s net interest margin for the three months ended March 31, 2016 decreased to 3.61% from the March 31, 2015 percentage of 3.72%. While there is no certainty to the magnitude of any impact, the continued extended period of low short-term interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

The latest Case-Shiller Home Price data available shows home prices increased 5.4% in 20 U.S. cities for the twelve months ended February 2016. Consumer spending grew 1.9% in the first quarter 2016, and the Consumer Confidence Index increased in March 2016 to 96.2. While the aforementioned results are positive, there is no guarantee that these trends will continue. As such, we remain cautious as to the macro-economic risks, and, as a consequence, we have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 – 2009. In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses. The Corporation remains optimistic with a strong capital base that supports our goal of continued growth.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage-backed securities, corporate bonds, a CRA mutual fund, and other asset backed securities as well as municipal bonds. The portfolio does not have any non-agency mortgage-backed securities or trust preferred securities.

At March 31, 2016 the fair value of the securities portfolio totaled $172.2 million, compared to $174.5 million at December 31, 2015. Included in the fair value totals are held-to-maturity securities with an amortized cost of $9.3 million (fair value of $9.5 million) and $14.3 million (fair value of $14.3 million) at March 31, 2016 and December 31, 2015, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $914.7 million at March 31, 2016 compared to $887.5 million at December 31, 2015, an increase of $27.2 million or 3.1%. Comprising the majority of the growth, commercial loans increased $16.0 million, real estate construction loans increased $6.1 million, commercial real estate – non-owner occupied loans increased $5.9 million, and residential real estate loans increased $1.4 million. These increases were offset by a decrease in commercial real estate – owner occupied loans of $1.9 million and a decrease in consumer loans of $182 thousand. The overall increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at March 31, 2016.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the second largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $218.0 million, representing 23.83% of the loan portfolio at March 31, 2016. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $153.4 million and representing 16.77% of the loan portfolio at March 31, 2016. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the third largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $202.9 million and comprised 22.18% of the loan portfolio at March 31, 2016. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of March 31, 2016: home equity lines of credit, 19.5%; first trust mortgage loans, 72.1%; and junior trust loans, 8.4%.

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

Commercial Loans: Commercial Loans represented the largest segment of the loan portfolio, totaling $258.5 million and representing 28.26% of the loan portfolio at March 31, 2016. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $72.1 million and represented 7.88% of the loan portfolio at March 31, 2016. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which was the smallest segment of the loan portfolio, totaled $9.9 million and represented 1.08% of the loan portfolio at March 31, 2016. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the mortgage division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At March 31, 2016, LHFS at fair value totaled $50.0 million compared to $44.1 million at December 31, 2015.

The LHFS loans are closed by the Bank and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the first quarter of 2016 we originated $106.6 million of loans processed in this manner, compared to $114.5 million for the first quarter of 2015. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $13.6 million at March 31, 2016 and December 31, 2015. The allowance for loan losses was equivalent to 1.49% and 1.53% of total loans held for investment at March 31, 2016 and December 31, 2015, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At March 31, 2016 and December 31, 2015, the Bank had non-performing assets totaling $7.3 million and $7.4 million, respectively.

Non-performing assets at March 31, 2016 consist of non-accrual loans and other real estate owned. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of the Bank’s non-performing assets at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(Dollars in Thousands)

Non-accrual loans:
Commercial real estate - owner occupied	$-	$-
Commercial real estate - non-owner occupied	5,486	5,486
Residential real estate	34	163
Commercial	669	722
Real estate construction	1,031	1,046
Consumer	-	-
Total non-accrual loans	$7,220	$7,417

Other real estate owned (“OREO”)	129	-

Total non-performing assets	$7,349	$7,417

Restructured loans included above in non-accrual loans	$1,031	$1,046

Ratio of non-performing assets to:
Total loans plus OREO	0.80%	0.84%

Total Assets	0.60%	0.63%

Accruing Past due loans:
90 or more days past due	$-	$-

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

At March 31, 2016 and December 31, 2015, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At March 31, 2016, deposits totaled $960.5 million compared to $913.7 million on December 31, 2015, an increase of $46.8 million. Noninterest-bearing deposits increased $27.4 million from $307.8 million at December 31, 2015 to $335.2 million at March 31, 2016. Savings and interest-bearing deposits increased to $309.0 million at March 31, 2016 from $293.7 million at December 31, 2015, an increase of $15.3 million. Time deposits increased to $316.3 million at March 31, 2016 from $312.2 million at December 31, 2015, an increase of $4.1 million.

Shareholders’ Equity

Shareholders’ equity totaled $114.0 million at March 31, 2016 compared to $109.1 million at December 31, 2015. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

Beginning January 1, 2015, the Corporation calculates its regulatory capital under the Basel III Final Rules which modified the definition of “well capitalized” and implemented changes in the risk weights of assets. The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios under these new rules.

	March 31,	December 31,
	2016	2015
	(In Thousands)
Tier 1 Capital:
Common stock	$8,826	$8,805
Capital surplus	20,386	19,953
Retained earnings	83,897	81,385
Less: Disallowed goodwill and intangibles net of associated deferred tax liabilities	(1,691)	(1,380)
Less: Net unrealized loss on available for sale equity securities	(49)	(280)
Total Tier 1 capital	111,369	108,483

Allowance for loan losses	12,596	12,200

Total risk based capital	$123,965	$120,683

Risk weighted assets	$1,006,494	$973,908

Quarterly average assets	$1,050,484	$1,161,080
			Regulatory
			Minimum
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.07%	11.14%	5.125%
Tier 1 capital ratio	11.07%	11.14%	6.625%
Total capital ratio	12.32%	12.39%	8.625%
Leverage Capital Ratios:
Tier 1 leverage ratio	9.22%	9.34%	4.00%

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2016 totaled $4.1 million or $0.39 diluted earnings per share. This compares to $3.6 million or $0.34 for the same quarter in 2015. First quarter 2016 pretax earnings increased $739 thousand or 13.4% when compared to first quarter 2015 pretax earnings. The increase was primarily due to an increase in pretax income for the banking segment from first quarter 2015 of $563 thousand. The banking segment’s increase was due to an increase in net interest income over first quarter 2015 of $1.1 million and other income of $217 thousand due largely to returns on the Bank’s investments in Small Business Investment Companies. This increase was partially offset by an increase in salaries and employee benefits of $696 thousand due to the addition of staffing throughout the third and fourth quarters of 2015.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $10.6 million for the three months ended March 31, 2016 and $9.4 million for the three months ended March 31, 2015. The annualized yield on earning assets was 4.10% for the quarter ended March 31, 2016 when compared to 4.05% for the quarter ended March 31, 2015. The cost of interest-bearing deposits and borrowings increased from 0.49% for the quarter ended March 31, 2015 to 0.73% for the quarter ended March 31, 2016 due mainly to the increase in interest rates for interest-bearing deposits and short-term FHLB borrowings. Net interest margin was 3.61% for the quarter ended March 31, 2016 compared to 3.72% for the same period in 2015.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2016 compared to 2015
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$220	$167	$53
Loans held for sale	(18)	(34)	16
Loans	1,460	1,434	26
Interest-bearing deposits	43	4	39
Total increase (decrease) in interest income	1,705	1,571	134

Interest-Bearing Liabilities:
Interest-bearing demand deposits	42	3	39
Money market deposit accounts	44	19	25
Savings accounts	40	35	5
Time deposits	291	128	163
Total interest-bearing deposits	417	185	232
FHLB Short-term borrowings	29	(57)	86
Securities sold under agreements to repurchase	(1)	(1)	-
FHLB Long-term borrowings	152	153	(1)
Total increase (decrease) in interest expense	597	280	317

Increase (decrease) in net interest income	$1,108	$1,291	$(183)

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables present for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

Three Months Ended

	March 31, 2016			March 31, 2015
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest-earning assets:
Securities	$176,332	$1,035	2.35%	$147,468	$815	2.21%
Loans held for sale	34,607	344	3.98%	38,065	362	3.80%
Loans(1)	905,382	10,532	4.65%	781,990	9,072	4.64%
Interest-bearing balances and federal funds sold	52,862	70	0.53%	46,828	27	0.23%
Total interest-earning assets	1,169,183	11,981	4.10%	1,014,351	10,276	4.05%
Noninterest-earning assets:
Cash and due from banks	11,707			9,906
Premises, land and equipment	6,676			6,898
Other assets	34,878			32,478
Less: allowance for loan losses	(13,580)			(13,337)
Total noninterest-earning assets	39,681			35,945
Total Assets	$1,208,864			$1,050,296

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$124,982	$107	0.34%	$120,685	$65	0.22%
Money market deposit accounts	142,221	98	0.28%	110,503	54	0.20%
Savings accounts	34,698	47	0.54%	7,848	7	0.36%
Time deposits	310,120	898	1.16%	260,431	607	0.93%
Total interest-bearing deposits	612,021	1,150	0.75%	499,467	733	0.59%
Borrowings:
FHLB short-term borrowings	86,429	123	0.57%	157,555	94	0.24%
Securities sold under agreements to repurchase and federal funds purchased	17,442	4	0.09%	22,695	5	0.09%
FHLB long-term borrowings	64,615	154	0.95%	556	2	1.44%
Total borrowings	168,486	281	0.67%	180,806	101	0.22%
Total interest-bearing deposits and borrowings	780,507	1,431	0.73%	680,273	834	0.49%
Noninterest-bearing liabilities:
Demand deposits	308,507			260,638
Other liabilities	8,782			8,631
Total liabilities	1,097,796			949,542
Shareholders’ Equity	111,068			100,754
Total Liabilities and Shareholders’ Equity:	$1,208,864			$1,050,296

Interest Spread(2)			3.37%			3.56%

Net Interest Margin(3)		$10,550	3.61%		$9,442	3.72%

(1)	Loans placed on nonaccrual status are included in loan balances.
(2)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $6.8 million for the first quarter of 2016 compared to $6.3 million for the same period in 2015. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $3.8 million for the three month period ended March 31, 2016, compared to $3.6 million for the same period of 2015. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended March 31, 2016, the Bank’s mortgage segment originated $106.6 million in mortgage and brokered loans, down slightly from $114.5 million for the same period in 2015. For the three months ended March 31, 2016, other income reflected an increase of $192 thousand over the three months ended March 31, 2015. Net losses on the hedging activity associated with the loans held for sale included in “Other Income” were $595 thousand and $513 thousand for the three months ended March 31, 2016 and 2015, respectively. Our hedging activities are designed to insulate the net gain on sale margins from movements of interest rates during the mortgage loan origination and delivery process. When gains are recognized on instruments used to hedge interest rate risk, the value of the loans being hedged decrease proportionately resulting in lower realized gains on sale income.

Noninterest Expense

Noninterest expense totaled $11.1 million for the three months ended March 31, 2016, compared to $10.2 million for the same period in 2015, an increase of $883 thousand. Salaries and employee benefits totaled $7.7 million for the three months ended March 31, 2016, compared to $6.7 million for the same period last year an increase of $1.0 million. Other operating expenses totaled $2.7 million for the three months ended March 31, 2016, compared to $2.8 million for the same period in 2015, a decrease of $75 thousand. This increase is due mainly to the addition of staffing to the Banking Segment during the third and fourth quarters of 2015.

The table below provides the composition of other operating expenses.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)

Business and franchise tax	$239	$213
Advertising and promotional	200	226
Data processing	197	171
FDIC insurance	168	162
Accounting and auditing	153	153
Management fees	142	198
Investor fees	137	128
Consulting fees	109	106
Telephone	95	80
Director fees	93	111
Stock option	84	78
Publication and subscription	76	53
Regulatory examinations	69	60
Credit report	68	56
Disaster recovery	61	49
Office supplies-stationary print	61	45
Insurance	52	46
Early payoff	49	16
FRB and bank analysis charges	39	45
Travel	36	30
SBA guarantee fee	35	47
Business development and meals	29	25
Postage	28	18
Verification fees	27	23
Dues and memberships	25	28
Common stock	19	15
Education and training	16	52
Legal fees	15	171
Courier	15	14
Bank paid closing costs	15	6
Automotive	12	12
Conventions and meetings	11	11
Appraisal fee	10	12
Other	315	315
	$2,700	$2,775

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At March 31, 2016, overnight interest-bearing balances totaled $27.1 million and unpledged available-for-sale investment securities totaled approximately $32.1 million.

The Bank proactively manages a portfolio of time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and investments. As of March 31, 2016, the portfolio of CDARS and wholesale time deposits totaled $208.9 million compared to $191.9 million at December 31, 2015.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other term borrowings. At March 31, 2016, the Bank had a line of credit with the FHLB totaling $353.4 million and had outstanding $65 million in short-term loans at fixed rates between 0.55% and 0.74% and $55 million in long-term loans at fixed rates between 0.72% and 1.54% leaving $183.3 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of March 31, 2016, outstanding repurchase agreements totaled $12.5 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at March 31, 2016, these lines totaled $60.4 million and were available as an additional funding source.

The following table presents the composition of borrowings at March 31, 2016 and December 31, 2015 and for the periods indicated.

Borrowed Funds Distribution

	March 31, 2016	December 31, 2015
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB short-term borrowings	$65,000	$70,000
Securities sold under agreements to repurchase	12,467	21,129
FHLB long-term borrowings	55,000	55,000
Total at period end	$132,467	$146,129

	March 31, 2016	December 31, 2015
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB short-term borrowings	$86,429	$91,992
Securities sold under agreements to repurchase	17,442	21,853
FHLB long-term borrowings	64,615	18,890
Federal funds purchased	-	164
Total average balance	$168,486	$132,899

Average rate paid on all borrowed funds	0.67%	0.35%

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

Contractual Obligations

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at March 31, 2016 and December 31, 2015, assuming budgeted growth in the balance sheet. According to the model run for the three month period ended March 31, 2016, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 4.2%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Earnings March 31, 2016	Hypothetical Percentage Change in Earnings December 31, 2015
3.00%	13.5%	5.1%
2.00%	8.9%	3.4%
1.00%	4.2%	1.5%

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

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the first quarter of 2016 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that may yet be Purchased Under the Plan

January 1 - January 31, 2016	-	$-	-	768,781
February 1 - February 29, 2016	-	-	-	768,781
March 1 - March 31, 2016	-	-	-	768,781
	-	$-	-	768,781

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

10.5+	Annual Compensation of Non-Employee Directors (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 15, 2016 (file number 000-49929))

10.6+	Base Salaries for Named Executive Officers (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 15, 2016 (file number 000-49929))

31.1*	CEO Certification Pursuant to Rule 13a-14(a)

31.2*	CFO Certification Pursuant to Rule 13a-14(a)

32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith
+	indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: May 10, 2016	By:	/s/ Michael W. Clarke
Michael W. Clarke President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)

