Form 10-Q
period 2016-06-30
ACCESS NATIONAL CORP
filed 2016-08-09
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of August 5, 2016 was 10,587,694 shares.

Table of Contents

ACCESS NATIONAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$14,994	$11,291
Interest-bearing balances and federal funds sold	66,541	24,598
Total cash and cash equivalents	81,535	35,889
Investment securities:
Available-for-sale, at fair value	173,558	160,162
Held-to-maturity, at amortized cost (fair value of $9,560 and $14,314)	9,228	14,287
Total investment securities	182,786	174,449

Restricted stock, at amortized cost	7,159	7,259
Loans held for sale - at fair value	55,116	44,135
Loans	942,729	887,478
Allowance for loan losses	(13,834)	(13,563)
Net loans	928,895	873,915
Premises, equipment and land, net	6,822	6,689
Accrued interest receivable	3,366	3,290
Other assets	39,192	32,922
Total assets	$1,304,871	$1,178,548

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$392,269	$307,797
Savings and interest-bearing deposits	365,664	293,711
Time deposits	286,612	312,236
Total deposits	1,044,545	913,744
Other liabilities
Short-term borrowings	56,763	91,129
Long-term borrowings	75,000	55,000
Other liabilities and accrued expenses	10,177	9,537
Total liabilities	$1,186,485	$1,069,410

SHAREHOLDERS' EQUITY
Common stock $0.835 par value; 60,000,000 authorized; issued and outstanding, 10,583,594 and 10,544,751 shares, respectively	$8,837	$8,805
Additional paid in capital	20,625	19,953
Retained earnings	87,188	81,385
Accumulated other comprehensive income (loss), net	1,736	(1,005)
Total shareholders' equity	118,386	109,138
Total liabilities and shareholders' equity	$1,304,871	$1,178,548

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and Dividend Income
Interest and fees on loans	$11,354	$9,971	$22,230	$19,405
Interest on federal funds sold and bank balances	96	34	166	61
Interest and dividends on securities	886	782	1,921	1,597
Total interest and dividend income	12,336	10,787	24,317	21,063

Interest Expense
Interest on deposits	1,275	867	2,425	1,600
Interest on short-term borrowings	91	83	218	182
Interest on long-term borrowings	209	30	363	32
Total interest expense	1,575	980	3,006	1,814

Net interest income	10,761	9,807	21,311	19,249
Provision for loan losses	120	150	120	150
Net interest income after provision for loan losses	10,641	9,657	21,191	19,099

Noninterest Income
Service charges and fees	239	218	499	415
Gain on sale of loans	7,273	5,705	11,103	9,276
Other income	1,661	1,158	4,390	3,695
Total noninterest income	9,173	7,081	15,992	13,386

Noninterest Expense
Salaries and benefits	8,407	6,999	16,075	13,716
Occupancy and equipment	749	742	1,510	1,496
Other operating expenses	3,147	2,913	5,847	5,688
Total noninterest expense	12,303	10,654	23,432	20,900

Income before income taxes	7,511	6,084	13,751	11,585

Income tax expense	2,633	2,100	4,778	4,028
NET INCOME	$4,878	$3,984	$8,973	$7,557

Earnings per common share:
Basic	$0.46	$0.38	$0.85	$0.72
Diluted	$0.46	$0.38	$0.85	$0.72

Average outstanding shares:
Basic	10,576,516	10,518,939	10,564,833	10,496,152
Diluted	10,639,167	10,590,882	10,622,763	10,554,052

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$4,878	$3,984	$8,973	$7,557

Other comprehensive income (loss):
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	1,288	(915)	4,326	160
Reclassification adjustment for gains included in net income	(51)	-	(109)	-
Tax effect	(433)	320	(1,476)	(57)
Net of tax amount	804	(595)	2,741	103

Comprehensive income	$5,682	$3,389	$11,714	$7,660

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2015	$8,805	$19,953	$81,385	$(1,005)	$109,138
Net income	-	-	8,973	-	8,973
Other comprehensive income	-	-	-	2,741	2,741
Stock options exercised (32,638 shares)	27	381	-	-	408
Issuance of restricted common stock (6,205 shares)	5	123	-	-	128
Cash dividend ($0.30 per share)	-	-	(3,170)	-	(3,170)
Stock-based compensation expense recognized in earnings	-	168	-	-	168

Balance, June 30, 2016	$8,837	$20,625	$87,188	$1,736	$118,386

Balance, December 31, 2014	$8,742	$18,538	$72,168	$(544)	$98,904
Net income	-	-	7,557	-	7,557
Other comprehensive income	-	-	-	103	103
Stock options exercised (4,600 shares)	4	46	-	-	50
Issuance of restricted common stock (7,500 shares)	6	122	-	-	128
DRSPP shares issued from reserve (37,707)	31	607	-	-	638
Cash dividend ($0.29 per share)	-	-	(3,043)	-	(3,043)
Stock-based compensation expense recognized in earnings	-	178	-	-	178

Balance, June 30, 2015	$8,783	$19,491	$76,682	$(441)	$104,515

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$8,973	$7,557
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	120	150
Provision for off balance sheet losses	-	25
Income from bank-owned life insurance	(226)	(231)
Gain on sale of securities	(109)	-
Deferred tax benefit	(13)	(12)
Stock-based compensation	168	178
Increase in valuation allowance on derivatives	(14)	(758)
Net amortization on securities	946	467
Depreciation and amortization	254	249
Originations of loans held for sale	(260,511)	(259,764)
Sales of loans held for sale	250,737	254,006
Changes in assets and liabilities:
(Increase) decrease in valuation of loans held for sale carried at fair value	(1,207)	487
Increase in other assets	(4,069)	(2,176)
Decrease in other liabilities	(250)	(4,644)
Net cash used in operating activities	(5,201)	(4,466)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and prepayments of securities available-for-sale	4,132	7,201
Proceeds from sale of securities	13,200	-
Purchases of securities available-for-sale	(27,290)	(21,035)
Proceeds from maturities and calls of securities held to maturity	5,000	-
Purchases of Federal Reserve and Federal Home Loan Bank stock	(4,703)	(4,918)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	4,803	6,408
Purchase of bank owned life insurance	(2,500)	-
Net increase in loans	(55,230)	(57,679)
Purchases of premises and equipment	(367)	(215)
Net cash used in investing activities	(62,955)	(70,238)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	156,426	92,678
Net (decrease) increase in time deposits	(25,624)	57,281
Decrease in securities sold under agreement to repurchase	(9,366)	(7,557)
Decrease in other short-term borrowings	(25,000)	(40,000)
Increase in long-term borrowings	20,000	10,000
Proceeds from issuance of common stock	536	816
Dividends paid	(3,170)	(3,043)
Net cash provided by financing activities	113,802	110,175

Increase in cash and cash equivalents	45,646	35,471
Cash and Cash Equivalents
Beginning	35,889	56,029
Ending	$81,535	$91,500
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,981	$1,804
Cash payments for income taxes	$4,828	$476
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available-for-sale	$4,217	$160
Transfers of loans held for investment to other real estate owned	$129	$-
Transfers of other real estate owned to other assets due to FHA receivable	$(129)	$-

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2015, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first six months of 2016, the Corporation granted 122,050 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first six months of 2016 and 2015 was $168 thousand and $178 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of June 30, 2016 was $689,423. The cost is expected to be recognized over a weighted average period of 1.34 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the six months ended June 30, 2016 and 2015 is presented as follows:

Six Months Ended
June 30, 2016

Expected life of options granted, in years	4.58
Risk-free interest rate	1.26%
Expected volatility of stock	30%
Annual expected dividend yield	3%

Fair Value of Granted Options	$433,479
Non-Vested Options	303,914

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	407,832	$15.33	2.81	$2,091,196
Granted	122,050	18.39	4.58	-
Exercised	(32,638)	12.53	1.33	208,208
Lapsed or Canceled	(7,650)	$16.16	2.92	$-

Outstanding at June 30, 2016	489,594	$16.27	2.93	$1,591,210

Exercisable at June 30, 2016	185,680	$14.27	1.87	$973,639

Six Months Ended
June 30, 2015

Expected life of options granted, in years	4.56
Risk-free interest rate	1.06%
Expected volatility of stock	30%
Annual expected dividend yield	3%

Fair value of granted options	$342,570
Non-vested options	308,031

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	316,423	$14.02	3.20	$917,215
Granted	121,434	17.95	4.56	-
Exercised	(4,600)	10.76	1.91	35,310
Lapsed or canceled	(1,325)	$15.32	2.73	$-

Outstanding at June 30, 2015	431,932	$15.16	3.24	$1,849,746

Exercisable at June 30, 2015	123,901	$13.29	2.46	$761,942

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at June 30, 2016 and December 31, 2015. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$10,116	$152	$-	$10,268
Mortgage backed securities	108,827	1,736	(253)	110,310
Corporate bonds	8,801	110	-	8,911
Asset backed securities	15,672	82	(219)	15,535
Municipals	9,377	485	-	9,862
Municipals - nontaxable	16,595	657	(8)	17,244
CRA Mutual fund	1,500	-	(72)	1,428
	$170,888	$3,222	$(552)	$173,558

Held-to-maturity:
U.S. Government agencies	$5,000	$118	$-	$5,118
Municipals	2,609	165	-	2,774
Municipals - nontaxable	1,619	49	-	1,668
	$9,228	$332	$-	$9,560

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$19,124	$5	$(225)	$18,904
Mortgage backed securities	97,270	31	(1,224)	96,077
Corporate bonds	8,967	20	(28)	8,959
Asset backed securities	16,288	18	(308)	15,998
Municipals - nontaxable	11,885	152	(32)	12,005
Municipals	6,674	135	-	6,809
CRA Mutual fund	1,500	-	(90)	1,410
	$161,708	$361	$(1,907)	$160,162

Held-to-maturity:
U.S. Government agencies	$9,987	$50	$(32)	$10,005
Municipals	4,300	43	(34)	4,309
	$14,287	$93	$(66)	$14,314

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of June 30, 2016 and December 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	June 30, 2016		December 31, 2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
US Government agencies:
Due after one through five years	$-	$-	$4,000	$4,005
Due after five through ten years	10,116	10,268	15,124	14,898
Mortgage backed securities:
Due after one through five years	16,246	16,577	10,913	10,845
Due after five through ten years	31,639	32,711	41,313	40,901
Due after ten through fifteen years	15,534	15,618	14,796	14,511
Due after fifteen years	45,408	45,404	30,248	29,819
Corporate bonds:
Due after one through five years	8,801	8,911	8,967	8,959
Asset backed securities:
Due after one through five years	1,976	2,038	1,976	1,967
Due after five through ten years	3,091	2,996	3,101	3,002
Due after fifteen years	10,605	10,501	11,211	11,029
Municipals:
Due after ten through fifteen years	2,314	2,475	2,327	2,383
Due after fifteen years	7,063	7,387	4,347	4,427
Municipals - nontaxable:
Due after one through five years	2,673	2,768	-	-
Due after five through ten years	5,060	5,240	3,607	3,633
Due after ten through fifteen years	8,862	9,236	4,882	4,980
Due after fifteen years	-	-	3,396	3,393
CRA Mutual fund	1,500	1,428	1,500	1,410
Total	$170,888	$173,558	$161,708	$160,162

Held-to-maturity:
US Government agencies:
Due after one through five years	$5,000	$5,118	$5,000	$5,050
Due after five through ten years	-	-	4,987	4,954
Municipals:
Due after five through ten years	1,484	1,566	1,486	1,499
Due after ten through fifteen years	1,125	1,208	1,129	1,145
Municipals - nontaxable:
Due after one through five years	1,619	1,668	-	-
Due after ten through fifteen years	-	-	1,404	1,387
Due after fifteen years	-	-	281	279
Total	$9,228	$9,560	$14,287	$14,314

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, credit lines with the Federal Reserve Bank (“FRB”), and debtor-in-possession accounts amounted to $148.4 million at June 30, 2016 and $147.9 million at December 31, 2015.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that have an unrealized loss position at June 30, 2016 and December 31, 2015 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
June 30, 2016	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Investment securities available-for-sale:
Mortgage backed securities	$31,606	$(224)	$9,369	$(29)	$40,975	$(253)
Municipals - nontaxable	2,473	(8)	-	-	2,473	(8)
Asset backed securities	-	-	7,548	(219)	7,548	(219)
CRA Mutual fund	-	-	1,428	(72)	1,428	(72)
Total	$34,079	$(232)	$18,345	$(320)	$52,424	$(552)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-	$-

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2015	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:
Mortgage backed securities	$63,327	$(774)	$29,375	$(450)	$92,702	$(1,224)
U.S. Government agencies	5,040	(85)	9,858	(140)	14,898	(225)
Municipals	1,452	(13)	2,244	(19)	3,696	(32)
Corporate bonds	-	-	7,066	(28)	7,066	(28)
Asset backed securities	1,967	(9)	9,531	(299)	11,498	(308)
CRA Mutual fund	-	-	1,410	(90)	1,410	(90)
Total	$71,786	$(881)	$59,484	$(1,026)	$131,270	$(1,907)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	$4,954	$(32)	$4,954	$(32)
Municipals - nontaxable	-	-	3,266	(34)	3,266	(34)
Total	$-	$-	$8,220	$(66)	$8,220	$(66)

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

NOTE 3 – SECURITIES (continued)

Mortgage backed securities

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At June 30, 2016, thirteen securities had unrealized losses of $253 thousand. As these securities are Ginnie Mae and government sponsored entity securities backed by the United States Government, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Asset backed securities

The Corporation’s unrealized losses on its asset backed securities were caused by interest rate fluctuations. At June 30, 2016, four securities had unrealized losses of $219 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At June 30, 2016, this one security had an unrealized loss of $72 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Municipal

The Corporation’s unrealized losses on its municipal investments were caused by interest rate fluctuations. At June 30, 2016, three available-for-sale municipal investments had unrealized losses of $8 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and FRB stock. The amortized costs of the restricted stock as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In Thousands)

Restricted Stock:
FRB stock	$999	$999

FHLB stock	6,160	6,260
	$7,159	$7,259

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of June 30, 2016 and December 31, 2015, the obligations outstanding under these repurchase agreements totaled $11.8 million and $21.1 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at June 30, 2016 was $18.8 million in total and consisted of $5.0 million in municipal securities, $3.8 in mortgage-backed securities, $6.1 million in corporate bonds, $2.5 million in asset-backed securities, and $1.4 million in mutual funds. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2015 was $24.3 million in total and consisted of $6.7 million in municipal securities, $4.9 million in mortgage-backed securities, $6.2 million in corporate bonds, and $6.5 million in asset-backed securities.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at June 30, 2016 and December 31, 2015:

	Composition of Loan Portfolio
	June 30, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate-owner occupied	$235,735	25.01%	$219,877	24.77%
Commercial real estate-non-owner occupied	153,206	16.25	147,580	16.63
Residential real estate	208,311	22.10	201,447	22.70
Commercial	257,139	27.28	242,527	27.33
Real estate construction	79,200	8.39	66,003	7.44
Consumer	9,138	0.97	10,044	1.13
Total loans	$942,729	100.00%	$887,478	100.00%
Less allowance for loan losses	13,834		13,563
	$928,895		$873,915

Unearned income and net deferred loan fees and costs totaled $2.1 million and $2.0 million at June 30, 2016 and December 31, 2015, respectively. Loans pledged to secure borrowings at the FHLB totaled $270.5 million and $247.9 million at June 30, 2016 and December 31, 2015, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $13.8 million at June 30, 2016 compared to $13.6 million at year end December 31, 2015. The allowance for loan losses was equivalent to 1.47% and 1.53% of total loans held for investment at June 30, 2016 and December 31, 2015, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses
Three months ended June 30, 2016	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$2,953	$1,920	$2,831	$4,669	$1,114	$127	$13,614
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	10	90	-	-	100
Provisions	189	49	13	(185)	64	(10)	120
Ending Balance	$3,142	$1,969	$2,854	$4,574	$1,178	$117	$13,834

Six months ended June 30, 2016	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	21	130	-	-	151
Provisions	100	107	(29)	(168)	122	(12)	120
Ending Balance	$3,142	$1,969	$2,854	$4,574	$1,178	$117	$13,834

	Allowance for Loan Losses
Three months ended June 30, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,338	$1,751	$3,182	$4,338	$636	$86	$13,331
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	14	14	-	-	28
Provisions	20	108	(22)	(19)	29	34	150
Ending Balance	$3,358	$1,859	$3,174	$4,333	$665	$120	$13,509

Six months ended June 30, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total

Allowance for credit losses:
Beginning Balance	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Charge-offs	-	-	-	(114)	-	-	(114)
Recoveries	-	-	38	36	-	-	74
Provisions	129	(35)	(172)	127	69	32	150
Ending Balance	$3,358	$1,859	$3,174	$4,333	$665	$120	$13,509

	Recorded Investment in Loans
June 30, 2016	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,142	$1,969	$2,854	$4,574	$1,178	$117	$13,834
Ending balance: individually evaluated for impairment	$-	$-	$-	$13	$170	$-	$183
Ending balance: collectively evaluated for impairment	$3,142	$1,969	$2,854	$4,561	$1,008	$117	$13,651
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$235,735	$153,206	$208,311	$257,139	$79,200	$9,138	$942,729
Ending balance: individually evaluated for impairment	$339	$-	$213	$816	$1,016	$-	$2,384
Ending balance: collectively evaluated for impairment	$235,396	$153,206	$208,098	$256,323	$78,184	$9,138	$940,345
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$200	$-	$200
Ending balance: collectively evaluated for impairment	$3,042	$1,862	$2,862	$4,612	$856	$129	$13,363
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$219,877	$147,580	$201,447	$242,527	$66,003	$10,044	$887,478
Ending balance: individually evaluated for impairment	$349	$5,487	$346	$1,389	$1,046	$-	$8,617
Ending balance: collectively evaluated for impairment	$219,528	$142,093	$201,101	$241,138	$64,957	$10,044	$878,861
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at June 30, 2016 or December 31, 2015. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The profile of the loan portfolio, as indicated by risk rating, as of June 30, 2016 and December 31, 2015 is shown below.

	June 30, 2016
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$230,298	$1,574	$4,479	$-	$-	$(616)	$235,735
Commercial real estate - non-owner occupied	153,296	308	-	-	-	(398)	153,206
Residential real estate	207,039	1,452	34	-	-	(214)	208,311
Commercial	227,422	7,004	23,191	-	-	(478)	257,139
Real estate construction	78,619	-	1,016	-	-	(435)	79,200
Consumer	9,138	-	-	-	-	-	9,138
Total	$905,812	$10,338	$28,720	$-	$-	$(2,141)	$942,729

	December 31, 2015
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$214,613	$2,506	$3,245	$-	$-	$(487)	$219,877
Commercial real estate - non-owner occupied	142,146	316	5,487	-	-	(369)	147,580
Residential real estate	201,308	-	346	-	-	(207)	201,447
Commercial	213,559	11,653	17,732	-	-	(417)	242,527
Real estate construction	65,476	-	1,046	-	-	(519)	66,003
Consumer	10,042	-	-	-	-	2	10,044
Total	$847,144	$14,475	$27,856	$-	$-	$(1,997)	$887,478

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

	For the Period Ended, June 30, 2016
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
Commercial real estate - owner occupied	$235,735	$-	$235,735
Commercial real estate - non-owner occupied	153,206	-	153,206
Residential real estate	208,277	34	208,311
Commercial	256,323	816	257,139
Real estate construction	78,184	1,016	79,200
Consumer	9,138	-	9,138
Total	$940,863	$1,866	$942,729

	For the Period Ended, December 31, 2015
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
Commercial real estate - owner occupied	$219,877	$-	$219,877
Commercial real estate - non-owner occupied	142,094	5,486	147,580
Residential real estate	201,284	163	201,447
Commercial	241,805	722	242,527
Real estate construction	64,957	1,046	66,003
Consumer	10,044	-	10,044
Total	$880,061	$7,417	$887,478

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of June 30, 2016 and December 31, 2015. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans
	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$235,735	$235,735
Commercial real estate - non-owner occupied	-	-	-	-	-	153,206	153,206
Residential real estate	61	-	-	61	34	208,216	208,311
Commercial	24	102	-	126	816	256,197	257,139
Real estate construction	-	-	-	-	1,016	78,184	79,200
Consumer	-	-	-	-	-	9,138	9,138
Total	$85	$102	$-	$187	$1,866	$940,676	$942,729

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$219,877	$219,877
Commercial real estate - non-owner occupied	-	-	-	-	5,486	142,094	147,580
Residential real estate	-	-	-	-	163	201,284	201,447
Commercial	-	-	-	-	722	241,805	242,527
Real estate construction	-	-	-	-	1,046	64,957	66,003
Consumer	-	-	-	-	-	10,044	10,044
Total	$-	$-	$-	$-	$7,417	$880,061	$887,478

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

No loans were modified in connection with a troubled debt restructuring during the six month period ended June 30, 2016. One real estate construction loan was modified during the first six months ended June 30, 2015 with an outstanding balance at June 30, 2016 of $1.0 million.

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payments applied to principal under the cost-recovery method. As the Bank does not utilize the cash-basis method of accounting for impaired loans, the Bank did not recognize interest income in association with its impaired loans during 2016.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below shows the results of management’s analysis of impaired loans as of June 30, 2016 and December 31, 2015.

	Impaired Loans
		June 30, 2016			December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	5,486	5,783	-
Residential real estate	34	34	-	163	163	-
Commercial	804	1,821	-	722	1,743	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	12	122	13	-	-	-
Real estate construction	1,016	1,035	170	1,046	1,046	200
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	5,486	5,783	-
Residential real estate	34	34	-	163	163	-
Commercial	816	1,943	13	722	1,743	-
Real estate construction	1,016	1,035	170	1,046	1,046	200
Consumer	-	-	-	-	-	-
	$1,866	$3,012	$183	$7,417	$8,735	$200

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(In Thousands)
Commercial real estate - owner occupied	$-	$1,115	$-	$1,116
Commercial real estate - non-owner occupied	3,015	5,966	4,251	6,033
Residential real estate	34	393	34	394
Commercial	905	2,048	843	2,073
Real estate construction	1,022	1,121	1,031	1,127
Consumer	-	-	-	-
	$4,976	$10,643	$6,159	$10,743

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

The following table presents segment information as of and for the three months ended June 30, 2016 and 2015:

	Commercial	Mortgage	Wealth			Consolidated
June 30, 2016	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$12,092	$437	$-	$6	$(199)	$12,336
Gain on sale of loans	-	7,273	-	-	-	7,273
Other revenues	1,290	(134)	718	342	(316)	1,900
Total revenues	13,382	7,576	718	348	(515)	21,509

Expenses:
Interest expense	1,580	127	-	67	(199)	1,575
Salaries and employee benefits	4,165	3,714	528	-	-	8,407
Other expenses	1,867	1,567	259	639	(316)	4,016
Total operating expenses	7,612	5,408	787	706	(515)	13,998

Income (loss) before income taxes	$5,770	$2,168	$(69)	$(358)	$-	$7,511

Total assets	$1,245,441	$60,831	$2,861	$17,772	$(22,034)	$1,304,871

	Commercial	Mortgage	Wealth			Consolidated
June 30, 2015	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$10,533	$564	$-	$4	$(314)	$10,787
Gain on sale of loans	-	5,705	-	-	-	5,705
Other revenues	732	(79)	679	360	(316)	1,376
Total revenues	11,265	6,190	679	364	(630)	17,868

Expenses:
Interest expense	983	241	(6)	76	(314)	980
Salaries and employee benefits	3,268	3,182	549	-	-	6,999
Other expenses	1,880	1,384	260	597	(316)	3,805
Total operating expenses	6,131	4,807	803	673	(630)	11,784

Income (loss) before income taxes	$5,134	$1,383	$(124)	$(309)	$-	$6,084

Total assets	$1,113,304	$53,884	$1,290	$16,095	$(18,451)	$1,166,122

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information as of and for the six months ended June 30, 2016 and 2015:

	Commercial	Mortgage	Wealth			Consolidated
June 30, 2016	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$23,848	$781	$-	$10	$(322)	$24,317
Gain on sale of loans	-	11,103	-	-	-	11,103
Other revenues	2,226	1,113	1,496	689	(635)	4,889
Total revenues	26,074	12,997	1,496	699	(957)	40,309

Expenses:
Interest expense	3,016	178	-	134	(322)	3,006
Salaries and employee benefits	8,088	6,899	1,088	-	-	16,075
Other expenses	3,707	2,636	550	1,219	(635)	7,477
Total operating expenses	14,811	9,713	1,638	1,353	(957)	26,558

Income (loss) before income taxes	$11,263	$3,284	$(142)	$(654)	$-	$13,751

Total assets	$1,245,441	$60,831	$2,861	$17,772	$(22,034)	$1,304,871

	Commercial	Mortgage	Wealth			Consolidated
June 30, 2015	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$20,613	$926	$-	$7	$(483)	$21,063
Gain on sale of loans	-	9,276	-	-	-	9,276
Other revenues	1,451	1,346	1,224	706	(617)	4,110
Total revenues	22,064	11,548	1,224	713	(1,100)	34,449

Expenses:
Interest expense	1,821	336	-	140	(483)	1,814
Salaries and employee benefits	6,495	6,208	1,013	-	-	13,716
Other expenses	3,684	2,609	467	1,191	(617)	7,334
Total operating expenses	12,000	9,153	1,480	1,331	(1,100)	22,864

Income (loss) before income taxes	$10,064	$2,395	$(256)	$(618)	$-	$11,585

Total assets	$1,113,304	$53,884	$1,290	$16,095	$(18,451)	$1,166,122

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2016 and 2015, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	June 30, 2016	June 30, 2015
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$4,878	$3,984
Weighted average shares outstanding	10,576,516	10,518,939

Basic earnings per share	$0.46	$0.38

DILUTED EARNINGS PER SHARE:
Net income	$4,878	$3,984
Weighted average shares outstanding	10,576,516	10,518,939
Dilutive stock options	62,651	71,943
Weighted average diluted shares outstanding	10,639,167	10,590,882

Diluted earnings per share	$0.46	$0.38

	Six Months	Six Months
	Ended	Ended
	June 30, 2016	June 30, 2015
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$8,973	$7,557
Weighted average shares outstanding	10,564,833	10,496,152

Basic earnings per share	$0.85	$0.72

DILUTED EARNINGS PER SHARE:
Net income	$8,973	$7,557
Weighted average shares outstanding	10,564,833	10,496,152
Dilutive stock options	57,930	57,900
Weighted average diluted shares outstanding	10,622,763	10,554,052

Diluted earnings per share	$0.85	$0.72

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

At June 30, 2016 and December 31, 2015, the Mortgage Division had open forward contracts with a notional value of $95.0 million and $49.0 million, respectively. At June 30, 2016 and December 31, 2015, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was ($843) thousand and ($54) thousand at June 30, 2016 and December 31, 2015, respectively.

Interest rate lock commitments totaled $64.3 million and $26.6 million at June 30, 2016 and December 31, 2015, respectively, and included $8.5 million and $6.2 million that were made on a best efforts basis at June 30, 2016 and December 31, 2015, respectively. Fair values of these best efforts commitments were $51 thousand and $53 thousand at June 30, 2016 and December 31, 2015, respectively. The remaining hedged interest rate lock commitments totaling $55.8 million and $20.4 million at June 30, 2016 and December 31, 2015 had a fair value of $1.1 million and $275 thousand, respectively.

Included in other noninterest income for the six months ended June 30, 2016 and June 30, 2015 was a net gain of $2.4 million and a net gain of $1.6 million, respectively, relating to derivative instruments. The amount included in other noninterest income for the six months ended June 30, 2016 and June 30, 2015 pertaining to its hedging activities was a net realized loss of $1.3 million and a net realized loss of $259 thousand, respectively.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities by eliminating the probable initial recognition threshold (incurred loss methodology) and requiring entities to reflect its current estimate of all expected credit losses. The amendments in the ASU are effective beginning after December 15, 2019 and for interim periods within that year. Early adoption is permitted beginning after December 15, 2018. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. Management is currently evaluating the potential impact of ASU 2016-13 on its financial statements.

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

NOTE 9 – FAIR VALUE (continued)

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

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of June 30, 2016 and December 31, 2015, are summarized below:

	Fair Value Measurement
	at June 30, 2016 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
U.S. Government agencies	$10,268	$-	$10,268	$-
Mortgage backed securities	110,310	-	110,310	-
Corporate bonds	8,911	-	8,911	-
Asset backed securities	15,535	-	15,535	-
Municipals	9,862	-	9,862	-
Municipals - nontaxable	17,244	-	17,244	-
CRA Mutual fund	1,428	-	1,428	-
Total available-for-sale investment securities	173,558	-	173,558	-

Residential loans held for sale	55,116	-	55,116	-
Derivative assets	1,427	-	-	1,427
Total Financial Assets-Recurring	$230,101	$-	$228,674	$1,427

Financial Liabilities-Recurring
Derivative liabilities	$1,140	$-	$-	$1,140
Total Financial Liabilities-Recurring	$1,140	$-	$-	$1,140

Financial Assets-Non-Recurring
Impaired loans (1)	$1,866	$-	$-	$1,866
Total Financial Assets-Non-Recurring	$1,866	$-	$-	$1,866

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

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the six month periods ended June 30, 2016 and 2015.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended June 30,
	2016	2015
	(In Thousands)
Balance, beginning of period	$529	$192
Realized and unrealized gains (losses) included in earnings	(242)	456
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$287	$648

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Balance, beginning of period	$273	$(110)
Realized and unrealized gains (losses) included in earnings	14	758
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$287	$648

NOTE 9 – FAIR VALUE (Continued)

The following tables present qualitative information about level 3 fair value measurements for financial instruments measured at fair value for June 30, 2016 and December 31, 2015:

	June 30, 2016
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$1,427	Market pricing (3)	Estimated pullthrough	75% - 90% (84.3)%
Derivative liabilities	$1,140	Market pricing (3)	Estimated pullthrough	75% - 90% (84.3)%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$1,050	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 20% (10)%
Impaired loans - Non-real estate secured	$816	Cash flow basis	Liquidation expenses (2)	0% - 10% (0)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented

	December 31, 2015
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets – Recurring
Derivative assets	$523	Market pricing (3)	Estimated pullthrough	75% - 90% (86.2)%
Derivative liabilities	$250	Market pricing (3)	Estimated pullthrough	75% - 90% (86.2)%

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$6,695	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 15% (14)%
Impaired loans - Non-real estate secured	$722	Cash flow basis	Liquidation expenses (2)	0% - 10% (4)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented

NOTE 9 – FAIR VALUE (Continued)

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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at June 30, 2016, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$55,116	$2,880	$52,236

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

NOTE 9 – FAIR VALUE (Continued)

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

At June 30, 2016 and December 31, 2015, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$81,535	$81,535	$35,889	$35,889
Securities available-for-sale	173,558	173,558	160,162	160,162
Securities held-to-maturity	9,228	9,560	14,287	14,314
Restricted stock	7,159	7,159	7,259	7,259
Loans, net of allowance	984,011	1,006,283	918,050	982,811
Derivatives	1,427	1,427	523	523
Total financial assets	$1,256,918	$1,279,522	$1,136,170	$1,200,958

Financial liabilities:
Deposits	$1,044,545	$1,041,842	$913,744	$905,951
Short-term borrowings	56,763	56,704	91,129	90,269
Long-term borrowings	75,000	74,902	55,000	54,324
Derivatives	1,140	1,140	250	250
Total financial liabilities	$1,177,448	$1,174,588	$1,060,123	$1,050,794

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $39.8 million and $53.2 million in outstanding commitments at June 30, 2016 and December 31, 2015, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $293.6 million and $304.9 million in unfunded lines of credit whose contract amounts represent credit risk at June 30, 2016 and December 31, 2015, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $8.2 million and $7.6 million at June 30, 2016 and December 31, 2015, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At June 30, 2016 and December 31, 2015 the balance in this reserve totaled $750 thousand.

The Mortgage Division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. At June 30, 2016 and December 31, 2015, the balance in this reserve totaled $1.0 million.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

The following table shows the changes to the allowance for losses on mortgage loans sold.

	Six Months ended June 30,		Year ended
	2016	2015	December 31, 2015
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$1,029	$1,198	$1,198
Provision released from operating expense	-	-	-
Recoveries	-	-	-
Charge-offs	-	(11)	(169)
Allowance for losses on mortgage loans sold - end of period	$1,029	$1,187	$1,029

NOTE 11 – BANK-OWNED LIFE INSURANCE POLICIES

The Corporation had $18.5 million and $15.8 million in bank-owned life insurance (“BOLI”) at June 30, 2016 and December 31, 2015, respectively. The Corporation recognized interest income, which is included in other noninterest income, of $226 thousand and $231 for the six months ended June 30, 2016 and June 30, 2015, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At June 30, 2016, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At June 30, 2016, there were no securities with other than temporary impairment.

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

FINANCIAL CONDITION

Executive Summary

At June 30, 2016, the Corporation’s assets totaled $1.3 billion and grew $126.3 million when compared to December 31, 2015. The increase in assets was primarily due to a growth in loans held for investment of $55.3 million and $41.9 million of growth in interest-bearing balances. The first half of 2016 reflected growth in the following categories of loans held for investment from December 31, 2015: commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, and real estate construction. The $55.3 million increase in loans held for investment as compared to December 31, 2015 is primarily attributable to a $15.9 million or 7.21% growth in commercial real estate – owner occupied loans, a $13.2 million or 19.99% increase in residential real estate loans, a $14.6 million or 6.02% increase in commercial loans, and a $6.9 million or 3.41% increase in residential real estate loans. Overall, the portfolio of loans held for investment grew at an annualized rate of 12.5%. At June 30, 2016, loans secured by real estate collateral comprised 71.75% of our total loan portfolio, with loans secured by commercial real estate contributing 41.26% of our total loan portfolio, loans secured by residential real estate contributing 22.10% and real estate construction loans contributing 8.39%. Loans held for sale totaled $55.1 million at June 30, 2016, compared to $44.1 million at December 31, 2015. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $1.045 billion at June 30, 2016, compared to $913.7 million at December 31, 2015, an increase of $130.8 million. Noninterest-bearing deposits increased $84.5 million from $307.8 million at December 31, 2015 to $392.3 million at June 30, 2016. Savings and interest-bearing deposits increased $72.0 million from $293.7 million at December 31, 2015 to $365.7 million at June 30, 2016. Non-wholesale time deposits increased from $136.0 million at December 31, 2015 to $164.5 million at June 30, 2016, an increase of $28.5 million, while wholesale funding time deposits saw a net decrease of $54.1 million, from $176.4 million at December 31, 2015 to $122.4 million at June 30, 2016.

Net income for the second quarter of 2016 totaled $4.9 million compared to $4.0 million for the same period in 2015. Earnings per diluted share were $0.46 for the second quarter of 2016, compared to $0.38 per diluted share in the same period of 2015. Second quarter 2016 pretax earnings increased $1.4 million or 23.45% when compared to second quarter 2015 pretax earnings.

The banking segment had an increase in pre-tax earnings when compared to the second quarter 2015 of $636 thousand, driven by an increase in net interest income of $962 thousand and other income of $558 thousand due partially to the recovery on a non-performing asset. These increases were offset by an increase in salaries and employee benefits of $897 thousand due to staffing expansion. The mortgage segment had an increase in gains on the sale of loans of $1.6 million that resulted from an increase in the secondary margins on mortgage loans held for sale over second quarter 2015.

Net income for the six months ended June 30, 2016 totaled $9.0 million compared to $7.6 million for the same period in 2015. Earnings per diluted share were $0.85 for the first half of 2016, compared to $0.72 per diluted share in the same period of 2015. For the six month period ended June 30, 2016, the banking segment saw an increase in pretax income of $1.2 million when compared to the six months ended June 30, 2015 due to an increase in net interest income of $2.0 million and an increase in non-interest income of $775 thousand which was partially offset by an increase in salaries and employee benefits of $1.6 million due to staffing expansion. When comparing the six month period ended June 30, 2016 to the same period in 2015, the mortgage segment saw a pretax earnings increase of $889 thousand. While the mortgage segment had an increase in gains on the sale of loans of $1.8 million when comparing the six months ended June 2016 to the same period in 2015 due to an increase in the secondary margins on mortgage loans held for sale, the increase was offset by a $691 thousand increase in salaries and employee benefits.

Non-performing assets (“NPAs”) totaled $1.9 million, or 0.14%, of total assets at June 30, 2016, down from $7.3 million, or 0.60% of total assets as of March 31, 2016. The Bank did not have other real estate owned at June 30, 2016 while Access Real Estate, LLC had other real estate owned with a carrying value of $500 thousand. The allowance for loan loss was $13.8 million and $13.6 million at June 30, 2016 and December 31, 2015, respectively, and represented 1.47% and 1.53% of total loans held for investment at June 30, 2016 and December 31, 2015, respectively.

The unemployment rate for Fairfax County, Virginia was at 2.9% as of May 2016 and still well below the 3.7% unemployment rate for the state of Virginia at the end of June 2016 and 4.9% for the nation at the end of June 2016. Information reviewed at the Federal Open Market Committee’s (FOMC) June 2016 meeting indicated the labor market strengthened and economic activity continues to expand at a moderate rate. Labor market indicators point to an increase in labor utilization in recent months as well. The FOMC reaffirmed its view that the current target rate for the federal funds rate remains accommodative to support further improvement in labor market conditions and a return to 2% inflation. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio. The Corporation’s net interest margin for the three months ended June 30, 2016 decreased to 3.51% from the three months ended June 30, 2015 percentage of 3.67%. While there is no certainty to the magnitude of any impact, the continued extended period of low short-term interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

The latest Case-Shiller Home Price data available shows home prices increased 5.2% in 20 U.S. cities for the twelve months ended May 2016. The Consumer Confidence Index increased in June 2016, to 98.0, up from 92.4 in May 2016. Retail sales for June 2016 were 2.7% greater than a year earlier. As such, we remain cautious and have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 – 2009. In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses. The Corporation is optimistic with a strong capital base and being positioned for continued growth.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, a CRA mutual fund, and other asset backed securities as well as municipal bonds. The portfolio does not have any non-agency mortgage backed securities or trust preferred securities.

At June 30, 2016 the fair value of the securities portfolio totaled $183.1 million, compared to $174.5 million at December 31, 2015. Included in the fair value totals are held-to-maturity securities with an amortized cost of $9.2 million (fair value of $9.6 million) and $14.3 million (fair value of $14.3 million) at June 30, 2016 and December 31, 2015, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $942.7 million at June 30, 2016 compared to $887.5 million at December 31, 2015, an increase of $55.2 million or 6.2%. Comprising the growth, commercial real estate – owner occupied loans increased $15.9 million, commercial loans increased $14.6 million, real estate construction loans increased $13.2 million, residential real estate loans increased $6.9 million, and commercial real estate – non-owner occupied increased $5.6 million. Offsetting the growth was a decrease in consumer loans of $906 thousand. The overall increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at June 30, 2016.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the second largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $235.7 million, representing 25.01% of the loan portfolio at June 30, 2016. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $153.2 million and representing 16.25% of the loan portfolio at June 30, 2016. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the third largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $208.3 million and comprised 22.10% of the loan portfolio as of June 30, 2016. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of June 30, 2016: home equity lines of credit, 21.0%; first trust mortgage loans, 71.3%; and junior trust loans, 7.7%.

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

Commercial Loans: Commercial loans represented the largest segment of the loan portfolio, totaling $257.1 million and representing 27.28% of the loan portfolio as of June 30, 2016. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $79.2 million and represented 8.39% of the loan portfolio as of June 30, 2016. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, which were the smallest segment of the loan portfolio, totaled $9.1 million and represented 0.97% of the loan portfolio as of June 30, 2016. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At June 30, 2016, LHFS at fair value totaled $55.1 million compared to $44.1 million at December 31, 2015.

The LHFS loans are closed by the Mortgage Division and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the second quarter of 2016 we originated $154.0 million of loans processed in this manner, compared to $145.2 million for the second quarter of 2015. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $13.8 million at June 30, 2016 compared to $13.6 million at December 31, 2015. The allowance for loan losses was equivalent to 1.47% and 1.53% of total loans held for investment at June 30, 2016 and December 31, 2015, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At June 30, 2016 and December 31, 2015, the Bank had non-performing assets totaling $1.9 million and $7.4 million, respectively. This decrease in NPAs since December 31, 2015 was mainly due to the settlement of one loan on non-accrual status during the second quarter of 2016. Non-performing assets consist of non-accrual loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(Dollars In Thousands)
Non-accrual loans :
Commercial real estate - non-owner occupied	$-	$5,486
Residential real estate	34	163
Commercial	816	722
Real estate construction	1,016	1,046
Total non-accrual loans	$1,866	$7,417

Other real estate owned ("OREO")	-	-

Total non-performing assets	$1,866	$7,417

Restructured loans included above in non-accrual loans	$1,016	$1,046

Ratio of non-performing assets to:
Total loans plus OREO	0.20%	0.84%

Total Assets	0.14%	0.63%

Accruing Past due loans:
90 or more days past due	$-	$-

Not included in the table above is other real estate owned in the amount of $500 thousand. During 2014, Access Real Estate LLC (ARE) transferred an undeveloped commercial lot that was originally purchased for possible future banking center expansion to other assets available-for-sale when management listed the property for sale. The land, originally purchased for $1.2 million, was recorded at its appraised value less costs to sell.

At June 30, 2016 and December 31, 2015, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At June 30, 2016, deposits totaled $1.05 billion compared to $913.7 million on December 31, 2015, an increase of $130.8 million or 14.31%. Noninterest-bearing deposits increased $84.5 million or 27.44% from $307.8 million at December 31, 2015 to $392.3 million at June 30, 2016. Savings and interest-bearing deposits increased $52.2 million or 18.78% from $278.0 million at December 31, 2015 to $330.2 million at June 30, 2016. Non-wholesale time deposits increased from $136.0 million at December 31, 2015 to $164.5 million at June 30, 2016, an increase of $28.5 million or 20.92%, while wholesale funding time deposits saw a net decrease of $54.0 million or 30.64%, from $176.4 million at December 31, 2015 to $122.4 million at June 30, 2016. Non-maturity wholesale deposits increased $19.7 million or 127.15% from $15.5 million at December 31, 2015 to $35.2 million at June 30, 2016.

Shareholders’ Equity

Shareholders’ equity totaled $118.4 million at June 30, 2016 compared to $109.1 million at December 31, 2015. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

Beginning January 1, 2015, the Corporation calculates its regulatory capital under the Basel III Final Rules which modified the definition of “well capitalized” and implemented changes in the risk weights of assets. The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios under these new rules.

	June 30,	December 31,
	2016	2015
	(In Thousands)
Tier 1 Capital:
Common stock	$8,837	$8,805
Capital surplus	20,625	19,953
Retained earnings	87,188	81,385
Less: Disallowed goodwill and other disallowed intangible assets	(1,661)	(1,380)
Less: Disallowed servicing assets and loss on equity security	(135)	(280)
Total Tier 1 capital	114,854	108,483

Allowance for loan losses	12,951	12,200

Total risk based capital	$127,805	$120,683

Risk weighted assets	$1,034,456	$973,908

Quarterly average assets	$1,268,504	$1,161,080
			Regulatory
			Minimum
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.10%	11.14%	5.125%
Tier 1 capital ratio	11.10%	11.14%	6.625%
Total capital ratio	12.35%	12.39%	8.625%
Leverage Capital Ratios:
Tier 1 leverage ratio	9.05%	9.34%	4.000%

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2016 totaled $4.9 million compared to $4.0 million for the same period in 2015. Earnings per diluted share were $0.46 for the second quarter of 2016, compared to $0.38 per diluted share in the same period of 2015. Second quarter 2016 pretax earnings increased $1.4 million or 23.5% when compared to second quarter 2015 pretax earnings. The banking segment had an increase in pre-tax earnings when compared to the second quarter 2015 of $636 thousand, driven by an increase in net interest income over second quarter 2015 of $962 thousand and other income of $558 thousand which was offset by an increase in salaries and employee benefits of $897 thousand due to staffing expansion. The mortgage segment had an increase in gains on the sale of loans of $1.6 million that resulted from an increase in the secondary margins on mortgage loans held for sale.

Net income for the six months ended June 30, 2016 totaled $9.0 million compared to $7.6 million for the same period in 2015. Earnings per diluted share were $0.85 for the first six months of 2016, compared to $0.72 per diluted share in the same period of 2015. For the six month period ended June 30, 2016, the banking segment saw an increase in pretax income of $1.2 million when compared to the six months ended June 30, 2015 due to an increase in net interest income of $2.0 million and an increase in non-interest income of $775 thousand which was partially offset by an increase in salaries and employee benefits of $1.6 million due to staffing expansion. When comparing the six month period ended June 30, 2016 to the same period in 2015, the mortgage segment saw a pretax earnings increase of $889 thousand. The mortgage segment had an increase in gains on the sale of loans of $1.8 million when comparing the six months ended June 2016 to the same period in 2015 due to an increase in the secondary margins on mortgage loans held for sale, the increase was offset by a $691 thousand increase in salaries and employee benefits.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $10.8 million for the three months ended June 30, 2016 compared to $9.8 million for the same period in 2015. The annualized yield on earning assets was 4.03% for the quarter ended June 30, 2016 and 2015. The cost of interest-bearing deposits and borrowings increased to 0.79% for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015 at 0.56%. Net interest margin was 3.51% for the quarter ended June 30, 2016 compared to 3.67% for the same period in 2015.

Net interest income before the provision for loan losses totaled $21.3 million for the first six months of 2016 compared to $19.2 million for the same period in 2015. The annualized yield on earning assets for the first six months of 2016 was 4.06% compared to 4.04% for the same period in 2015. The cost of interest-bearing deposits and borrowings for the first six months of 2016 was 0.76% compared to 0.53% for the same period in 2015. Net interest margin was 3.56% for the first six months of 2016 compared to 3.69% for the same period in 2015.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended June 30,
	2016 compared to 2015
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$104	$198	$(94)
Loans held for sale	(127)	(133)	6
Loans	1,510	1,195	315
Interest-bearing deposits	62	25	37
Total increase (decrease) in interest income	1,549	1,285	264

Interest-Bearing Liabilities:
Interest-bearing demand deposits	64	13	51
Money market deposit accounts	112	54	58
Savings accounts	33	29	4
Time deposits	199	(2)	201
Total interest-bearing deposits	408	94	314
FHLB Short-term borrowings	11	(65)	76
Securities sold under agreements to repurchase	(3)	(2)	(1)
FHLB Long-term borrowings	179	181	(2)
Subordinated debentures	-	-	-
Total increase (decrease) in interest expense	595	208	387

Increase (decrease) in net interest income	$954	$1,077	$(123)

	Six Months Ended June 30,
	2016 compared to 2015
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$324	$364	$(40)
Loans held for sale	(145)	(168)	23
Loans	2,970	2,634	336
Interest-bearing deposits	105	27	78
Total increase (decrease) in interest income	3,254	2,857	397

Interest-Bearing Liabilities:
Interest-bearing demand deposits	106	16	90
Money market deposit accounts	156	71	85
Savings accounts	73	63	10
Time deposits	490	124	366
Total interest-bearing deposits	825	274	551
FHLB Short-term borrowings	40	(122)	162
Securities sold under agreements to repurchase	(4)	(3)	(1)
FHLB Long-term borrowings	331	336	(5)
Total increase (decrease) in interest expense	1,192	485	707

Increase (decrease) in net interest income	$2,062	$2,372	$(310)

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables present for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

Three Months Ended

	June 30, 2016			June 30, 2015
	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning assets:
Securities	$181,327	$886	1.95%	$142,443	$782	2.20%
Loans held for sale	45,357	437	3.85%	59,154	564	3.81%
Loans(1)	915,218	10,917	4.77%	814,393	9,407	4.62%
Interest-bearing balances and federal funds sold	84,008	96	0.46%	54,026	34	0.25%
Total interest-earning assets	1,225,910	12,336	4.03%	1,070,016	10,787	4.03%
Noninterest-earning assets:
Cash and due from banks	12,513			11,244
Premises, land and equipment	6,959			6,971
Other assets	36,774			33,246
Less: allowance for loan losses	(13,652)			(13,448)
Total noninterest-earning assets	42,594			38,013
Total Assets	$1,268,504			$1,108,029

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$133,147	$126	0.38%	$111,282	$62	0.22%
Money market deposit accounts	190,324	167	0.35%	111,765	55	0.20%
Savings accounts	32,520	43	0.53%	10,098	10	0.40%
Time deposits	301,372	939	1.25%	302,526	740	0.98%
Total interest-bearing deposits	657,363	1,275	0.78%	535,671	867	0.65%
Borrowings:
FHLB short-term borrowings	51,154	88	0.69%	125,736	77	0.24%
Securities sold under agreements to repurchase and federal funds purchased	13,981	3	0.09%	22,506	6	0.11%
FHLB long-term borrowings	74,341	209	1.12%	10,000	30	1.20%
Total borrowings	139,476	300	0.86%	158,242	113	0.29%
Total interest-bearing deposits and borrowings	796,839	1,575	0.79%	693,913	980	0.56%
Noninterest-bearing liabilities:
Demand deposits	348,056			303,364
Other liabilities	8,861			8,192
Total liabilities	1,153,756			1,005,469
Shareholders' Equity	114,748			102,560
Total Liabilities and Shareholders' Equity	$1,268,504			$1,108,029

Interest Spread(2)			3.23%			3.47%

Net Interest Margin(3)		$10,761	3.51%		$9,807	3.67%

(1) Loans placed on nonaccrual status are included in loan balances.

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

Six Months Ended

	June 30, 2016			June 30, 2015
	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning assets:
Securities	$178,830	$1,921	2.15%	$144,942	$1,597	2.20%
Loans held for sale	39,982	781	3.91%	48,667	926	3.81%
Loans(1)	910,300	21,449	4.71%	798,281	18,479	4.63%
Interest-bearing balances and federal funds sold	68,435	166	0.49%	50,447	61	0.24%
Total interest-earning assets	1,197,547	24,317	4.06%	1,042,337	21,063	4.04%
Noninterest-earning assets:
Cash and due from banks	12,110			10,579
Premises, land and equipment	6,843			6,935
Other assets	35,778			32,864
Less: allowance for loan losses	(13,616)			(13,393)
Total noninterest-earning assets	41,115			36,985
Total Assets	$1,238,662			$1,079,322

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$129,064	$233	0.36%	$115,958	$127	0.22%
Money market deposit accounts	166,273	265	0.32%	111,137	109	0.20%
Savings accounts	33,609	90	0.54%	8,979	17	0.38%
Time deposits	305,746	1,837	1.20%	281,595	1,347	0.96%
Total interest-bearing deposits	634,692	2,425	0.76%	517,669	1,600	0.62%
Borrowings:
FHLB short-term borrowings	68,791	211	0.61%	141,558	171	0.24%
Securities sold under agreements to repurchase and federal funds purchased	15,712	7	0.09%	22,600	11	0.10%
FHLB long-term borrowings	69,478	363	1.04%	5,304	32	1.21%
Total borrowings	153,981	581	0.75%	169,462	214	0.25%
Total interest-bearing deposits and borrowings	788,673	3,006	0.76%	687,131	1,814	0.53%
Noninterest-bearing liabilities:
Demand deposits	328,281			282,119
Other liabilities	8,800			8,410
Total liabilities	1,125,754			977,660
Shareholders' Equity	112,908			101,662
Total Liabilities and Shareholders' Equity	$1,238,662			$1,079,322

Interest Spread(2)			3.30%			3.51%

Net Interest Margin(3)		$21,311	3.56%		$19,249	3.69%

(1) Loans placed on nonaccrual status are included in loan balances.

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $9.2 million for the second quarter of 2016 compared to $7.1 million for the same period in 2015. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $7.3 million for the three month period ended June 30, 2016, compared to $5.7 million for the same period of 2015. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended June 30, 2016, the Bank’s mortgage segment originated $154.0 million in mortgage and brokered loans, up from $145.2 million for the same period in 2015.

Noninterest income was $16.0 million for the first six months of 2016 compared to $13.4 million for the same period in 2015. Gains on the sale of loans totaled $11.1 million for the six month period ended June 30, 2016, compared to $9.3 million for the same period of 2015. During the six months ended June 30, 2016, the Bank’s mortgage segment originated $260.6 million in mortgage and brokered loans, up from $259.8 million for the same period in 2015. For the six months ended June 30, 2016, other income reflected an increase of $695 thousand over the six months ended June 30, 2015 of which $270 thousand was attributable to recovered costs upon the settlement of a non-accrual loan.

Noninterest Expense

Noninterest expense totaled $12.3 million for the three months ended June 30, 2016, compared to $10.7 million for the same period in 2015, an increase of $1.6 million. Salaries and employee benefits totaled $8.4 million for the three months ended June 30, 2016, compared to $7.0 million for the same period last year due to an expansion in staffing. Other operating expenses totaled $3.1 million for the three months ended June 30, 2016, compared to $2.9 million for the same period in 2015.

Noninterest expense totaled $23.4 million for the six months ended June 30, 2016, compared to $20.9 million for the same period in 2015, an increase of $2.5 million. Salaries and employee benefits totaled $16.1 million for the six months ended June 30, 2016, compared to $13.7 million for the same period last year due to an expansion in staffing. Other operating expenses totaled $5.8 million for the six months ended June 30, 2016, compared to $5.7 million for the same period in 2015.

The table below provides the composition of other operating expenses.

	Six Months Ended June 30,
	2016	2015
	(In Thousands)

Management fees	$487	$599
Business and franchise tax	479	432
Data processing	406	391
Advertising and promotional	399	377
Investor fees	329	295
FDIC insurance	307	294
Accounting and auditing	306	306
Consulting fees	300	233
Early payoff	211	40
Telephone	187	169
Director fees	186	222
Stock option	168	178
Publication and subscription	157	121
Regulatory examinations	138	124
Credit report	122	129
Education and training	109	72
Insurance	106	52
Disaster recovery	105	98
Office supplies-stationary print	97	105
Travel	97	66
FRB and bank analysis charges	80	76
SBA guarantee fee	77	84
Verification fees	72	54
Legal fees	70	273
Business development and meals	60	53
Dues and memberships	47	54
Postage	47	47
Common stock	41	32
Courier	29	29
Automotive	26	23
Appraisal fee	19	38
Conventions and meetings	18	22
Other	565	600
	$5,847	$5,688

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At June 30, 2016, overnight interest-bearing balances totaled $66.5 million and unpledged available-for-sale investment securities totaled approximately $29.1 million.

The Bank proactively manages a portfolio of time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and investments. As of June 30, 2016, the portfolio of CDARS deposits, Insured Cash Sweep (ICS) deposits, and wholesale time deposits totaled $157.6 million compared to $191.9 million at December 31, 2015, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other borrowings. At June 30, 2016, the Bank had a line of credit with the FHLB totaling $364.9 million and had outstanding $45 million in short-term loans at fixed rates ranging from 0.65% to 0.75% and $75 million in long-term loans at fixed rates ranging from 0.72% to 1.54% leaving $244.9 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of June 30, 2016, outstanding repurchase agreements totaled $11.8 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at June 30, 2016, these lines totaled $60.4 million and were available as an additional funding source.

The following table presents the composition of borrowings at June 30, 2016 and December 31, 2015 as well as the average balances for the six months ended June 30, 2016 and the twelve months ended December 31, 2015.

Borrowed Funds Distribution

	June 30, 2016	December 31, 2015
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB short-term borrowings	$45,000	$70,000
Securities sold under agreements to repurchase	11,763	21,129
FHLB long-term borrowings	75,000	55,000
Total at period end	$131,763	$146,129

	June 30, 2016	December 31, 2015
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB short-term borrowings	$68,791	$91,992
Securities sold under agreements to repurchase	15,712	21,853
FHLB long-term borrowings	69,478	18,890
Federal funds purchased	-	164
Total average balance	$153,981	$132,899

Average rate paid on all borrowed funds	0.76%	0.35%

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at June 30, 2016 and December 31, 2015, assuming budgeted growth in the balance sheet. According to the model run for the six month period ended June 30, 2016, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 3.61%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Net Interest Income June 30, 2016	Hypothetical Percentage Change in Net Interest Income December 31, 2015
3.00%	10.76%	11.50%
2.00%	7.23%	3.40%
1.00%	3.61%	1.50%

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation and the Bank are from time to time parties to legal proceedings arising in the ordinary course of business. Management is of the opinion that these legal proceedings will not have a material adverse effect on the Corporation’s financial condition or results of operations. From time to time the Bank and the Corporation may initiate legal actions against borrowers in connection with collecting defaulted loans. Such actions are not considered material by management unless otherwise disclosed.

Item 1A. Risk Factors

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the second quarter of 2016 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

April 1 - April 30, 2016	-	$-	-	768,781
May 1 - May 31, 2016	-	-	-	768,781
June 1 - June 30, 2016	-	-	-	768,781
	-	$-	-	768,781

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
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: August 9, 2016	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

