Form 10-Q
period 2016-09-30
ACCESS NATIONAL CORP
filed 2016-11-09
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

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

The number of shares outstanding of Access National Corporation’s common stock, par value $0.835, as of November 7, 2016 was 10,610,279 shares.

Table of Contents

ACCESS NATIONAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$14,109	$11,291
Interest-bearing balances and federal funds sold	67,801	24,598
Total cash and cash equivalents	81,910	35,889
Investment securities:
Available-for-sale, at fair value	190,265	160,162
Held-to-maturity, at amortized cost (fair value of $9,475 and $14,314)	9,214	14,287
Total investment securities	199,479	174,449

Restricted stock, at amortized cost	6,309	7,259
Loans held for sale, at fair value	70,998	44,135
Loans	966,545	887,478
Allowance for loan losses	(14,696)	(13,563)
Net loans	951,849	873,915
Premises, equipment and land, net	6,875	6,689
Accrued interest receivable	3,481	3,290
Other assets	41,937	32,922
Total assets	$1,362,838	$1,178,548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$409,558	$307,797
Savings and interest-bearing deposits	436,865	293,711
Time deposits	268,630	312,236
Total deposits	1,115,053	913,744
Other liabilities
Short-term borrowings	41,336	91,129
Long-term borrowings	75,000	55,000
Other liabilities and accrued expenses	10,118	9,537
Total liabilities	$1,241,507	$1,069,410

SHAREHOLDERS’ EQUITY
Common stock $0.835 par value; 60,000,000 authorized; issued and outstanding, 10,610,279 and 10,544,751 shares, respectively	$8,860	$8,805
Additional paid in capital	21,159	19,953
Retained earnings	90,026	81,385
Accumulated other comprehensive income (loss), net	1,286	(1,005)
Total shareholders’ equity	121,331	109,138
Total liabilities and shareholders’ equity	$1,362,838	$1,178,548

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and Dividend Income
Interest and fees on loans	$11,647	$10,254	$33,877	$29,659
Interest on federal funds sold and bank balances	98	34	264	95
Interest and dividends on securities	1,033	868	2,954	2,465
Total interest and dividend income	12,778	11,156	37,095	32,219

Interest Expense
Interest on deposits	1,349	990	3,774	2,590
Interest on short-term borrowings	73	37	291	219
Interest on long-term borrowings	213	32	576	64
Total interest expense	1,635	1,059	4,641	2,873

Net interest income	11,143	10,097	32,454	29,346
Provision for loan losses	750	-	870	150
Net interest income after provision for loan losses	10,393	10,097	31,584	29,196

Noninterest Income
Service charges and fees	249	236	748	651
Gain on sale of loans	8,316	5,834	19,419	15,110
Other income	120	342	4,510	4,037
Total noninterest income	8,685	6,412	24,677	19,798

Noninterest Expense
Salaries and benefits	8,208	6,703	24,283	20,419
Occupancy and equipment	768	751	2,278	2,247
Other operating expenses	3,193	3,025	9,040	8,713
Total noninterest expense	12,169	10,479	35,601	31,379

Income before income taxes	6,909	6,030	20,660	17,615

Income tax expense	2,484	2,086	7,262	6,114
NET INCOME	$4,425	$3,944	$13,398	$11,501

Earnings per common share:
Basic	$0.42	$0.37	$1.27	$1.09
Diluted	$0.41	$0.37	$1.26	$1.09

Average outstanding shares:
Basic	10,595,599	10,519,954	10,575,088	10,504,086
Diluted	10,689,167	10,593,415	10,644,897	10,567,173

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$4,425	$3,944	$13,398	$11,501

Other comprehensive income (loss):
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(692)	1,177	3,634	1,337
Reclassification adjustment for gains included in net income	-	(180)	(109)	(180)
Tax effect	242	(348)	(1,234)	(405)
Net of tax amount	(450)	649	2,291	752

Comprehensive income	$3,975	$4,593	$15,689	$12,253

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	$8,805	$19,953	$81,385	$(1,005)	$109,138
Net income	-	-	13,398	-	13,398
Other comprehensive income	-	-	-	2,291	2,291
Stock options exercised (41,351 shares)	35	468	-	-	503
Issuance of restricted common stock (6,205 shares)	5	123	-	-	128
DRSPP shares issued from reserve (17,972)	15	364	-	-	379
Cash dividend ($0.45 per share)	-	-	(4,757)	-	(4,757)
Stock-based compensation expense recognized in earnings	-	251	-	-	251

Balance, September 30, 2016	$8,860	$21,159	$90,026	$1,286	$121,331

Balance, December 31, 2014	$8,742	$18,538	$72,168	$(544)	$98,904
Net income	-	-	11,501	-	11,501
Other comprehensive income	-	-	-	752	752
Stock options exercised (6,541 shares)	6	65	-	-	71
Issuance of restricted common stock (7,500 shares)	6	122	-	-	128
DRSPP shares issued from reserve (37,707)	31	607	-	-	638
Cash dividend ($0.44 per share)	-	-	(4,621)	-	(4,621)
Stock-based compensation expense recognized in earnings	-	256	-	-	256

Balance, September 30, 2015	$8,785	$19,588	$79,048	$208	$107,629

See accompanying notes to consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$13,398	$11,501
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	870	150
Provision for off balance sheet losses	-	109
Loss on the sale of other real estate owned	35	-
Income from bank-owned life insurance	(338)	(345)
Gain on sale of securities	(109)	(89)
Deferred tax benefit	(692)	(2)
Stock-based compensation	251	256
Increase in valuation allowance on derivatives	(88)	(344)
Net amortization on securities	1,459	758
Depreciation and amortization	384	380
Purchases of loans held for sale	(429,285)	(379,619)
Sales of loans held for sale	403,688	388,320
Changes in assets and liabilities:
(Increase) decrease in valuation of loans held for sale carried at fair value	(1,266)	421
Increase in other assets	(1,966)	(1,268)
(Increase) decrease in other liabilities	201	(3,640)
Net cash (used in) provided by operating activities	(13,458)	16,588
Cash Flows from Investing Activities
Proceeds from maturities, calls, and prepayments of securities available-for-sale	12,444	11,586
Proceeds from sale of securities	13,200	31,057
Purchases of securities available-for-sale	(53,500)	(58,809)
Proceeds from maturities and calls of securities held to maturity	5,000	-
Purchases of Federal Reserve and Federal Home Loan Bank stock	(4,703)	(7,043)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	5,653	11,933
Purchase of bank owned life insurance	(7,500)	-
Net increase in loans	(78,805)	(72,510)
Proceeds from the settlement of other real estate owned	463	-
Purchases of premises and equipment	(541)	(237)
Net cash used in investing activities	(108,289)	(84,023)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	244,915	125,627
Net (decrease) increase in time deposits	(43,606)	50,365
Decrease in securities sold under agreement to repurchase	(4,794)	(5,936)
Decrease in other short-term borrowings	(45,000)	(120,000)
Increase in long-term borrowings	20,000	10,000
Proceeds from issuance of common stock	1,010	837
Dividends paid	(4,757)	(4,621)
Net cash provided by financing activities	167,768	56,272

Increase (decrease) in cash and cash equivalents	46,021	(11,163)
Cash and Cash Equivalents
Beginning	35,889	56,029
Ending	$81,910	$44,866
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$2,981	$2,841
Cash payments for income taxes	$4,828	$6,517
Supplemental Disclosures of Noncash Investing Activities
Unrealized gain on securities available-for-sale	$4,217	$1,157
Transfers of loans held for investment to other real estate owned	$129	$-
Transfers of other real estate owned to other assets due to FHA receivable	$(129)	$-

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2015, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

During the first nine months of 2016, the Corporation granted 122,050 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from two and one-half years to four years and expire one year after the full vesting date. Stock–based compensation expense recognized in other operating expense during the first nine months of 2016 and 2015 was $251 thousand and $256 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plan as of September 30, 2016 was $605,953. The cost is expected to be recognized over a weighted average period of 1.25 years.

NOTE 2 – STOCK-BASED COMPENSATION PLANS (continued)

A summary of stock option activity under the Plan for the nine months ended September 30, 2016 and 2015 is presented as follows:

	Nine Months Ended
	September 30, 2016

Expected life of options granted, in years	4.33
Risk-free interest rate	1.26%
Expected volatility of stock	30%
Annual expected dividend yield	3%

Fair Value of Granted Options	$433,479
Non-Vested Options	303,539

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	407,832	$15.33	2.81	$2,091,196
Granted	122,050	18.39	4.33	-
Exercised	(41,351)	12.18	1.02	301,198
Lapsed or Canceled	(8,700)	$16.16	2.59	$-

Outstanding at September 30, 2016	479,831	$16.37	2.72	$3,614,016

Exercisable at September 30, 2016	176,292	$14.43	1.67	$1,669,471

	Nine Months Ended
	September 30, 2015

Expected life of options granted, in years	4.31
Risk-free interest rate	1.06%
Expected volatility of stock	30%
Annual expected dividend yield	3%

Fair value of granted options	$344,039
Non-vested options	298,443

			Weighted Avg.
	Number of	Weighted Avg.	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Term, in years	Value

Outstanding at beginning of year	316,423	$14.02	3.20	$917,215
Granted	121,934	17.96	4.31	-
Exercised	(6,541)	10.62	1.59	53,679
Lapsed or canceled	(4,050)	$16.40	2.76	$-

Outstanding at September 30, 2015	427,766	$15.17	2.99	$2,223,049

Exercisable at September 30, 2015	129,323	$13.03	2.14	$949,542

NOTE 3 – SECURITIES

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at September 30, 2016 and December 31, 2015. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

NOTE 3 – SECURITIES (continued)

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$5,111	$119	$-	$5,230
Mortgage backed securities	124,439	1,649	(368)	125,720
Corporate bonds	8,716	76	-	8,792
Asset backed securities	13,251	19	(194)	13,076
Certificates of deposit	1,976	64	-	2,040
Municipals - nontaxable	33,294	845	(157)	33,982
CRA Mutual fund	1,500	-	(75)	1,425
	$188,287	$2,772	$(794)	$190,265

Held-to-maturity:
U.S. Government agencies	$5,000	$89	$-	$5,089
Municipals	2,606	135	-	2,741
Municipals - nontaxable	1,608	37	-	1,645
	$9,214	$261	$-	$9,475

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
		(In Thousands)
Available-for-sale:
U.S. Government agencies	$19,124	$5	$(225)	$18,904
Mortgage backed securities	97,270	31	(1,224)	96,077
Corporate bonds	8,967	20	(28)	8,959
Asset backed securities	14,312	18	(299)	14,031
Certificates of deposit	1,976	-	(9)	1,967
Municipals - nontaxable	18,559	287	(32)	18,814
CRA Mutual fund	1,500	-	(90)	1,410
	$161,708	$361	$(1,907)	$160,162

Held-to-maturity:
U.S. Government agencies	$9,987	$50	$(33)	$10,004
Municipals	2,615	43	(14)	2,644
Municipals - nontaxable	1,685	-	(19)	1,666
	$14,287	$93	$(66)	$14,314

NOTE 3 – SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity as of September 30, 2016 and December 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	September 30, 2016		December 31, 2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Available-for-sale:
US Government agencies:
Due after one through five years	$-	$-	$4,000	$4,006
Due after five through ten years	5,111	5,230	15,124	14,898
Mortgage backed securities:
Due after one through five years	24,001	24,512	10,913	10,845
Due after five through ten years	25,067	25,902	41,313	40,902
Due after ten through fifteen years	14,634	14,682	14,796	14,511
Due after fifteen years	60,737	60,624	30,248	29,819
Corporate bonds:
Due after one through five years	8,716	8,792	8,967	8,959
Asset backed securities:
Due after five through ten years	3,085	3,008	3,101	3,002
Due after fifteen years	10,166	10,068	11,211	11,029
Certificate of deposits:
Due after one through five years	1,976	2,040	1,976	1,967
Municipals - nontaxable:
Due after one through five years	2,657	2,730	-	-
Due after five through ten years	5,043	5,183	3,607	3,633
Due after ten through fifteen years	13,097	13,598	7,209	7,363
Due after fifteen years	12,497	12,471	7,743	7,818
CRA Mutual fund	1,500	1,425	1,500	1,410
Total	$188,287	$190,265	$161,708	$160,162

Held-to-maturity:
US Government agencies:
Due after one through five years	$5,000	$5,089	$5,000	$5,050
Due after five through ten years	-	-	4,987	4,954
Municipals:
Due after five through ten years	2,050	2,182	1,486	1,499
Due after ten through fifteen years	556	559	1,129	1,145
Municipals - nontaxable:
Due after one through five years	1,608	1,645	-	-
Due after ten through fifteen years	-	-	1,404	1,387
Due after fifteen years	-	-	281	279
Total	$9,214	$9,475	$14,287	$14,314

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, credit lines with the Federal Reserve Bank (“FRB”), and debtor-in-possession accounts amounted to $170.5 million at September 30, 2016 and $147.9 million at December 31, 2015.

NOTE 3 – SECURITIES (continued)

Securities available-for-sale and held-to-maturity that had an unrealized loss position at September 30, 2016 and December 31, 2015 are as follows:

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
September 30, 2016	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$42,729	$(354)	$9,272	$(14)	$52,001	$(368)
Municipals - nontaxable	13,697	(157)	-	-	13,697	(157)
Asset backed securities	-	-	7,249	(194)	7,249	(194)
CRA Mutual fund	-	-	1,425	(75)	1,425	(75)
Total	$56,426	$(511)	$17,946	$(283)	$74,372	$(794)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2015	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$63,327	$(774)	$29,375	$(450)	$92,702	$(1,224)
U.S. Government agencies	5,040	(85)	9,858	(140)	14,898	(225)
Municipals - nontaxable	3,696	(32)	-	-	3,696	(32)
Corporate bonds	-	-	7,066	(28)	7,066	(28)
Asset backed securities	-	-	9,531	(299)	9,531	(299)
Certificate of deposits	1,967	(9)	-	-	1,967	(9)
CRA Mutual fund	-	-	1,410	(90)	1,410	(90)
Total	$74,030	$(900)	$57,240	$(1,007)	$131,270	$(1,907)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	$4,954	$(33)	$4,954	$(33)
Municipals - nontaxable	1,666	(19)	-	-	1,666	(19)
Municipals	1,600	(14)	-	-	1,600	(14)
Total	$3,266	$(33)	$4,954	$(33)	$8,220	$(66)

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

NOTE 3 – SECURITIES (continued)

Mortgage backed securities

The Corporation’s unrealized losses on mortgage backed securities were caused by interest rate fluctuations. At September 30, 2016, nineteen securities had unrealized losses of $368 thousand. As these securities are Ginnie Mae and government sponsored entity securities backed by the United States Government, the Corporation’s intent to hold these securities until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Asset backed securities

The Corporation’s unrealized losses on its asset backed securities were caused by interest rate fluctuations. At September 30, 2016, four securities had unrealized losses of $194 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its mutual fund investment was caused by interest rate fluctuations. At September 30, 2016, this one security had an unrealized loss of $75 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell this security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Municipal

The Corporation’s unrealized losses on its municipal investments were caused by interest rate fluctuations. At September 30, 2016, eleven available-for-sale municipal investments had unrealized losses of $157 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

NOTE 3 – SECURITIES (continued)

Restricted Stock

The Corporation’s restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and FRB stock. The amortized costs of the restricted stock as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)
Restricted Stock:

FRB stock	$999	$999

FHLB stock	5,310	6,260
	$6,309	$7,259

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of September 30, 2016 and December 31, 2015, the obligations outstanding under these repurchase agreements totaled $16.3 million and $21.1 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at September 30, 2016 was $19.7 million in total and consisted of $4.9 million in municipal securities, $4.9 in mortgage backed securities, $6.0 million in corporate bonds, $2.5 million in asset backed securities, and $1.4 million in mutual funds. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2015 was $24.3 million in total and consisted of $6.7 million in municipal securities, $4.9 million in mortgage backed securities, $6.2 million in corporate bonds, and $6.5 million in asset backed securities.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following table presents the composition of the loans held for investment portfolio at September 30, 2016 and December 31, 2015:

	Composition of Loan Portfolio
	September 30, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate-owner occupied	$238,224	24.65%	$219,877	24.77%
Commercial real estate-non-owner occupied	174,342	18.04	147,580	16.63
Residential real estate	202,605	20.96	201,447	22.70
Commercial	264,794	27.40	242,527	27.33
Real estate construction	79,621	8.24	66,003	7.44
Consumer	6,959	0.71	10,044	1.13
Total loans	$966,545	100.00%	$887,478	100.00%
Less allowance for loan losses	14,696		13,563
	$951,849		$873,915

Unearned income and net deferred loan fees and costs totaled $2.1 million and $2.0 million at September 30, 2016 and December 31, 2015, respectively. Loans pledged to secure borrowings at the FHLB totaled $263.0 million and $247.9 million at September 30, 2016 and December 31, 2015, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $14.7 million at September 30, 2016 compared to $13.6 million at year end December 31, 2015. The allowance for loan losses was equivalent to 1.52% and 1.53% of total loans held for investment at September 30, 2016 and December 31, 2015, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	Allowance for Loan Losses

Three months ended September 30, 2016	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,142	$1,969	$2,854	$4,574	$1,178	$117	$13,834
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	9	103	-	-	112
Provisions	(141)	171	(229)	909	73	(33)	750
Ending Balance	$3,001	$2,140	$2,634	$5,586	$1,251	$84	$14,696

Nine months ended September 30, 2016	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	30	233	-	-	263
Provisions	(41)	278	(258)	741	195	(45)	870
Ending Balance	$3,001	$2,140	$2,634	$5,586	$1,251	$84	$14,696

	Allowance for Loan Losses

Three months ended September 30, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,358	$1,859	$3,174	$4,333	$665	$120	$13,509
Charge-offs	-	-	-	(72)	-	-	(72)
Recoveries	-	-	12	25	-	-	37
Provisions	(90)	(42)	(236)	245	123	-	-
Ending Balance	$3,268	$1,817	$2,950	$4,531	$788	$120	$13,474

Nine months ended September 30, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
Allowance for credit losses:
Beginning Balance	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Charge-offs	-	-	-	(186)	-	-	(186)
Recoveries	-	-	50	61	-	-	111
Provisions	39	(77)	(408)	372	192	32	150
Ending Balance	$3,268	$1,817	$2,950	$4,531	$788	$120	$13,474

	Recorded Investment in Loans

September 30, 2016	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,001	$2,140	$2,634	$5,586	$1,251	$84	$14,696
Ending balance: individually evaluated for impairment	$-	$-	$-	$1,490	$284	$-	$1,774
Ending balance: collectively evaluated for impairment	$3,001	$2,140	$2,634	$4,096	$967	$84	$12,922
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$238,224	$174,342	$202,605	$264,794	$79,621	$6,959	$966,545
Ending balance: individually evaluated for impairment	$550	$-	$176	$5,272	$1,001	$-	$6,999
Ending balance: collectively evaluated for impairment	$237,674	$174,342	$202,429	$259,522	$78,620	$6,959	$959,546
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$200	$-	$200
Ending balance: collectively evaluated for impairment	$3,042	$1,862	$2,862	$4,612	$856	$129	$13,363
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$219,877	$147,580	$201,447	$242,527	$66,003	$10,044	$887,478
Ending balance: individually evaluated for impairment	$349	$5,487	$346	$1,389	$1,046	$-	$8,617
Ending balance: collectively evaluated for impairment	$219,528	$142,093	$201,101	$241,138	$64,957	$10,044	$878,861
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss at September 30, 2016 or December 31, 2015. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The profile of the loan portfolio, as indicated by risk rating, as of September 30, 2016 and December 31, 2015 is shown below.

	September 30, 2016
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$233,957	$1,224	$3,567	$-	$-	$(524)	$238,224
Commercial real estate - non-owner occupied	174,625	303	-	-	-	(586)	174,342
Residential real estate	201,350	1,413	-	-	-	(158)	202,605
Commercial	239,894	3,108	22,252	-	-	(460)	264,794
Real estate construction	79,040	-	1,001	-	-	(420)	79,621
Consumer	6,959	-	-	-	-	-	6,959
Total	$935,825	$6,048	$26,820	$-	$-	$(2,148)	$966,545

	December 31, 2015
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$214,613	$2,506	$3,245	$-	$-	$(487)	$219,877
Commercial real estate - non-owner occupied	142,146	316	5,487	-	-	(369)	147,580
Residential real estate	201,308	-	346	-	-	(207)	201,447
Commercial	213,559	11,653	17,732	-	-	(417)	242,527
Real estate construction	65,476	-	1,046	-	-	(519)	66,003
Consumer	10,042	-	-	-	-	2	10,044
Total	$847,144	$14,475	$27,856	$-	$-	$(1,997)	$887,478

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

	For the Period Ended, September 30, 2016
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$238,011	$213	$238,224
Commercial real estate - non-owner occupied	174,342	-	174,342
Residential real estate	202,605	-	202,605
Commercial	260,163	4,631	264,794
Real estate construction	78,620	1,001	79,621
Consumer	6,959	-	6,959
Total	$960,700	$5,845	$966,545

	For the Period Ended, December 31, 2015
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$219,877	$-	$219,877
Commercial real estate - non-owner occupied	142,094	5,486	147,580
Residential real estate	201,284	163	201,447
Commercial	241,805	722	242,527
Real estate construction	64,957	1,046	66,003
Consumer	10,044	-	10,044
Total	$880,061	$7,417	$887,478

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of September 30, 2016 and December 31, 2015. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$308	$-	$-	$308	$213	$237,703	$238,224
Commercial real estate - non-owner occupied	-	-	-	-	-	174,342	174,342
Residential real estate	-	98	-	98	-	202,507	202,605
Commercial	-	-	-	-	4,631	260,163	264,794
Real estate construction	-	-	-	-	1,001	78,620	79,621
Consumer	-	-	-	-	-	6,959	6,959
Total	$308	$98	$-	$406	$5,845	$960,294	$966,545

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$219,877	$219,877
Commercial real estate - non-owner occupied	-	-	-	-	5,486	142,094	147,580
Residential real estate	-	-	-	-	163	201,284	201,447
Commercial	-	-	-	-	722	241,805	242,527
Real estate construction	-	-	-	-	1,046	64,957	66,003
Consumer	-	-	-	-	-	10,044	10,044
Total	$-	$-	$-	$-	$7,417	$880,061	$887,478

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

One loan with a balance of $500 thousand was modified in connection with a troubled debt restructuring during the nine month period ended September 30, 2016. One real estate construction loan was modified during the nine months ended September 30, 2015 with an outstanding balance at September 30, 2016 of $1.0 million.

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

NOTE 4 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (continued)

The table below shows the results of management’s analysis of impaired loans as of September 30, 2016 and December 31, 2015.

	Impaired Loans
	September 30, 2016			December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$213	$214	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	5,486	5,783	-
Residential real estate	-	-	-	163	163	-
Commercial	-	-	-	722	1,743	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	4,631	5,745	1,490	-	-	-
Real estate construction	1,001	1,027	284	1,046	1,046	200
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$213	$214	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	5,486	5,783	-
Residential real estate	-	-	-	163	163	-
Commercial	4,631	5,745	1,490	722	1,743	-
Real estate construction	1,001	1,027	284	1,046	1,046	200
Consumer	-	-	-	-	-	-
	$5,845	$6,986	$1,774	$7,417	$8,735	$200

The table below shows the average recorded investment in impaired loans for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(In Thousands)
Commercial real estate - owner occupied	$67	$352	$23	$354
Commercial real estate - non-owner occupied	-	5,737	2,423	3,955
Residential real estate	23	391	45	377
Commercial	4,969	2,564	4,970	2,601
Real estate construction	1,003	1,102	1,022	1,118
Consumer	-	-	-	-
	$6,062	$10,146	$8,483	$8,405

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

The following table presents segment information as of and for the three months ended September 30, 2016 and 2015:

	Commercial	Mortgage	Wealth			Consolidated
September 30, 2016	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$12,531	$574	$-	$5	$(332)	$12,778
Gain on sale of loans	-	8,316	-	-	-	8,316
Other revenues	682	(1,060)	773	289	(315)	369
Total revenues	13,213	7,830	773	294	(647)	21,463

Expenses:
Interest expense	1,640	261	-	66	(332)	1,635
Salaries and employee benefits	3,977	3,664	567	-	-	8,208
Other expenses	2,578	1,491	233	724	(315)	4,711
Total operating expenses	8,195	5,416	800	790	(647)	14,554

Income (loss) before income taxes	$5,018	$2,414	$(27)	$(496)	$-	$6,909

Total assets	$1,290,518	$74,195	$2,894	$18,420	$(23,189)	$1,362,838

	Commercial	Mortgage	Wealth			Consolidated
September 30, 2015	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$10,909	$417	$-	$3	$(173)	$11,156
Gain on sale of loans	-	5,834	-	-	-	5,834
Other revenues	809	(954)	701	337	(315)	578
Total revenues	11,718	5,297	701	340	(488)	17,568

Expenses:
Interest expense	1,063	98	-	71	(173)	1,059
Salaries and employee benefits	3,533	2,706	464	-	-	6,703
Other expenses	1,894	1,294	273	630	(315)	3,776
Total operating expenses	6,490	4,098	737	701	(488)	11,538

Income (loss) before income taxes	$5,228	$1,199	$(36)	$(361)	$-	$6,030

Total assets	$1,081,026	$38,246	$1,228	$16,386	$(18,657)	$1,118,229

NOTE 5 – SEGMENT REPORTING (continued)

The following table presents segment information as of and for the nine months ended September 30, 2016 and 2015:

	Commercial	Mortgage	Wealth			Consolidated
September 30, 2016	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$36,379	$1,355	$-	$15	$(654)	$37,095
Gain on sale of loans	-	19,419	-	-	-	19,419
Other revenues	2,908	53	2,269	978	(950)	5,258
Total revenues	39,287	20,827	2,269	993	(1,604)	61,772

Expenses:
Interest expense	4,656	439	-	200	(654)	4,641
Salaries and employee benefits	12,065	10,563	1,655	-	-	24,283
Other expenses	6,285	4,127	783	1,943	(950)	12,188
Total operating expenses	23,006	15,129	2,438	2,143	(1,604)	41,112

Income (loss) before income taxes	$16,281	$5,698	$(169)	$(1,150)	$-	$20,660

Total assets	$1,290,518	$74,195	$2,894	$18,420	$(23,189)	$1,362,838

	Commercial	Mortgage	Wealth			Consolidated
September 30, 2015	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
Revenues:
Interest income	$31,522	$1,343	$-	$10	$(656)	$32,219
Gain on sale of loans	-	15,110	-	-	-	15,110
Other revenues	2,260	392	1,925	1,043	(932)	4,688
Total revenues	33,782	16,845	1,925	1,053	(1,588)	52,017

Expenses:
Interest expense	2,884	434	-	211	(656)	2,873
Salaries and employee benefits	10,028	8,914	1,477	-	-	20,419
Other expenses	5,578	3,903	740	1,821	(932)	11,110
Total operating expenses	18,490	13,251	2,217	2,032	(1,588)	34,402

Income (loss) before income taxes	$15,292	$3,594	$(292)	$(979)	$-	$17,615

Total assets	$1,081,026	$38,246	$1,228	$16,386	$(18,657)	$1,118,229

NOTE 6 – EARNINGS PER SHARE

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2016 and 2015, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	September 30, 2016	September 30, 2015
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$4,425	$3,944
Weighted average shares outstanding	10,595,599	10,519,954

Basic earnings per share	$0.42	$0.37

DILUTED EARNINGS PER SHARE:
Net income	$4,425	$3,944
Weighted average shares outstanding	10,595,599	10,519,954
Dilutive stock options	93,568	73,461
Weighted average diluted shares outstanding	10,689,167	10,593,415

Diluted earnings per share	$0.41	$0.37

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015
	(In Thousands, Except for Share and Per Share Data)

BASIC EARNINGS PER SHARE:
Net income	$13,398	$11,501
Weighted average shares outstanding	10,575,088	10,504,086

Basic earnings per share	$1.27	$1.09

DILUTED EARNINGS PER SHARE:
Net income	$13,398	$11,501
Weighted average shares outstanding	10,575,088	10,504,086
Dilutive stock options	69,809	63,087
Weighted average diluted shares outstanding	10,644,897	10,567,173

Diluted earnings per share	$1.26	$1.09

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

At September 30, 2016 and December 31, 2015, the Mortgage Division had open forward contracts with a notional value of $83.0 million and $49.0 million, respectively. At September 30, 2016 and December 31, 2015, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was ($345) thousand and ($54) thousand at September 30, 2016 and December 31, 2015, respectively.

Interest rate lock commitments totaled $51.6 million and $26.6 million at September 30, 2016 and December 31, 2015, respectively, and included $6.2 million that were made on a best efforts basis at September 30, 2016 and December 31, 2015. Fair values of these best efforts commitments were $54 thousand and $53 thousand at September 30, 2016 and December 31, 2015, respectively. The remaining hedged interest rate lock commitments totaling $45.4 million and $20.4 million at September 30, 2016 and December 31, 2015 had a fair value of $652 thousand and $275 thousand, respectively.

Included in other noninterest income for the nine months ended September 30, 2016 and September 30, 2015 was a net gain of $655 thousand and a net gain of $245 thousand, respectively, relating to derivative instruments. The amount included in other noninterest income for the nine months ended September 30, 2016 and September 30, 2015 pertaining to its hedging activities was a net realized loss of $2.5 million and a net realized loss of $873 thousand, respectively.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)”. This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate consolidation of certain legal entities by reducing the number of consolidation models from four to two and is intended to improve current GAAP. In October 2016, the FASB further issued ASU 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control.” This ASU changed the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity (VIE) by changing how a reporting entity that is a single decision maker of a VIE treat indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments in both these ASUs are effective beginning after December 15, 2016. The adoption of both ASUs should not have a material effect on the Corporation’s financial condition or results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU was issued to reduce diversity in how certain cash receipts and cash payments are being presented and classified in the statement of cash flows. Guidance provided in the ASU are specific to eight cash flow issues being: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt or other debt instruments with interest rates that are insignificant to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds received from the settlement of life insurance claims; proceeds received from the settlement of bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” Under current GAAP, recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to a third party. The amendments in this ASU eliminate the exception for an intra-entity transfer of an asset other than inventory thereby requiring an entity to recognize the income tax consequences when the transfer occurs. The amendments in the ASU are effective beginning after December 15, 2017 and for interim periods within that year. Early adoption is permitted. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

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

NOTE 9 – FAIR VALUE (continued)

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

Derivative financial instruments: Derivative instruments are used to hedge residential mortgage loans held for sale and the related interest-rate lock commitments and include forward commitments to sell mortgage loans and mortgage backed securities as further described in Note 7. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for interest rate lock commitments (Level 3).

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

NOTE 9 – FAIR VALUE (continued)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of September 30, 2016 and December 31, 2015, are summarized below:

	Fair Value Measurement
	at September 30, 2016 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
U.S. Government agencies	$5,230	$-	$5,230	$-
Mortgage backed securities	125,720	-	125,720	-
Corporate bonds	8,792	-	8,792	-
Asset backed securities	13,075	-	13,075	-
Certificate of deposits	2,040	-	2,040	-
Municipals	16,969	-	16,969	-
Municipals - nontaxable	17,014	-	17,014	-
CRA Mutual fund	1,425	-	1,425	-
Total available-for-sale investment securities	190,265	-	190,265	-

Residential loans held for sale	70,998	-	70,998	-
Derivative assets	993	-	-	993
Total Financial Assets-Recurring	$262,256	$-	$261,263	$993

Financial Liabilities-Recurring
Derivative liabilities	$631	$-	$-	$631
Total Financial Liabilities-Recurring	$631	$-	$-	$631

Financial Assets-Non-Recurring
Impaired loans (1)	$5,845	$-	$-	$5,845
Total Financial Assets-Non-Recurring	$5,845	$-	$-	$5,845

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan’s effective interest rate.

	Fair Value Measurement
	at December 31, 2015 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$18,904	$-	$18,904	$-
Mortgage backed	96,077	-	96,077	-
Corporate bonds	8,959	-	8,959	-
Asset Backed Securities	14,031	-	14,031	-
Certificate of deposit	1,967	-	1,967	-
Municipals - nontaxable	12,005	-	12,005	-
Municipals	6,809	-	6,809	-
CRA Mutual fund	1,410	-	1,410	-
Total available-for-sale investment securities	160,162	-	160,162	-

Residential loans held for sale	44,135	-	44,135	-
Derivative assets	523	-	-	523
Total Financial Assets-Recurring	$204,820	$-	$204,297	$523

Financial Liabilities-Recurring
Derivative liabilities	$250	$-	$-	$250
Total Financial Liabilities-Recurring	$250	$-	$-	$250

Financial Assets-Non-Recurring
Impaired loans (1)	$7,417	$-	$-	$7,417
Total Financial Assets-Non-Recurring	$7,417	$-	$-	$7,417

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan’s effective interest rate.

NOTE 9 – FAIR VALUE (continued)

It is the Corporation’s policy to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1 and Level 2 during the nine month periods ended September 30, 2016 and 2015.

The changes in Level 3 net derivatives measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended September 30,
	2016	2015
	(In Thousands)
Balance, beginning of period	$287	$648
Realized and unrealized gains (losses) included in earnings	75	(414)
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$362	$234

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Balance, beginning of period	$273	$(110)
Realized and unrealized gains (losses) included in earnings	89	344
Unrealized gains (losses) included in other comprehensive income	-	-
Purchases, settlements, paydowns, and maturities	-	-
Transfer into Level 3	-	-
Balance, end of period	$362	$234

NOTE 9 – FAIR VALUE (Continued)

The following tables present qualitative information about level 3 fair value measurements for financial instruments measured at fair value for September 30, 2016 and December 31, 2015:

	September 30, 2016
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$993	Market pricing (3)	Estimated pullthrough	75% - 90% (89.0%)
Derivative liabilities	$631	Market pricing (3)	Estimated pullthrough	75% - 90% (89.0%)
	.
Financial Assets - Non-recurring
Impaired loans - Real estate secured	$1,214	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 20% (10%)
Impaired loans - Non-real estate secured	$4,631	Cash flow basis	Liquidation expenses (2)	0% - 10% (6%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
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

The following table reflects the differences between the fair value carrying amount of residential mortgage loans held for sale at September 30, 2016, measured at fair value under FASB ASC 825-10, and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity.

(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$70,998	$2,940	$68,058

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

At September 30, 2016 and December 31, 2015, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$81,910	$81,910	$35,889	$35,889
Securities available-for-sale	190,265	190,265	160,162	160,162
Securities held-to-maturity	9,214	9,475	14,287	14,314
Restricted stock	6,309	6,309	7,259	7,259
Loans, net of allowance	1,022,847	1,033,844	918,050	936,679
Derivatives	993	993	523	523
Total financial assets	$1,311,538	$1,322,796	$1,136,170	$1,154,826

Financial liabilities:
Deposits	$1,115,053	$1,109,776	$913,744	$909,479
Short-term borrowings	41,336	41,104	91,129	90,269
Long-term borrowings	75,000	74,304	55,000	54,324
Derivatives	631	631	250	250
Total financial liabilities	$1,232,020	$1,225,815	$1,060,123	$1,054,322

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $46.4 million and $53.2 million in outstanding commitments at September 30, 2016 and December 31, 2015, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had $296.8 million and $304.9 million in unfunded lines of credit whose contract amounts represent credit risk at September 30, 2016 and December 31, 2015, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $9.3 million and $7.6 million at September 30, 2016 and December 31, 2015, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At September 30, 2016 and December 31, 2015 the balance in this reserve totaled $750 thousand.

In August 2016, the Bank entered into a letter of credit agreement with the Commonwealth of Virginia Treasury Board pertaining to its public deposits program. Under the terms of the letters of credit agreement, the Commonwealth of Virginia Treasury Board in accordance with the Security for Public Deposits Act has approved the use of a letter of credit issued by the FHLB as collateral by the Bank. The maximum amount available under the letter of credit is $35 million. The letter of credit expires in August 2017 with an automatic one year extension until August 2018.

The Mortgage Division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. At September 30, 2016 and December 31, 2015, the balance in this reserve totaled $1.0 million.

NOTE 10 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

The following table shows the changes to the allowance for losses on mortgage loans sold.

	Nine Months ended September 30,		Year ended
	2016	2015	December 31, 2015
	(In Thousands)
Allowance for losses on mortgage loans sold -beginning of period	$1,029	$1,198	$1,198
Provision released from operating expense	-	-	-
Recoveries	-	-	-
Charge-offs	-	(19)	(169)
Allowance for losses on mortgage loans sold - end of period	$1,029	$1,179	$1,029

NOTE 11 – BANK-OWNED LIFE INSURANCE POLICIES

The Corporation had $23.6 million and $15.8 million in bank-owned life insurance (“BOLI”) at September 30, 2016 and December 31, 2015, respectively. The Corporation recognized interest income, which is included in other noninterest income, of $338 thousand and $345 for the nine months ended September 30, 2016 and September 30, 2015, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On October 24, 2016, the Corporation announced the signing of a definitive agreement and plan of reorganization, dated October 21, 2016 (the “Middleburg Merger Agreement”), to acquire Middleburg Financial Corporation (“Middleburg”), and its wholly-owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc. Middleburg Bank is a Virginia-based bank with twelve financial service centers and one limited service facility primarily servicing Northern Virginia. The Middleburg Merger Agreement and the transactions pursuant thereto have been unanimously approved by the Boards of Directors of the Corporation and Middleburg and the merger is expected to close in the second quarter of 2017, subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of each company’s shareholders. At September 30, 2016, Middleburg had total assets of $1.34 billion, gross loans of $845.89 million, and total deposits of $1.09 billion. Under the terms of the Middleburg Merger Agreement, Middleburg shareholders will receive 1.3314 shares of the Corporation’s common stock for each share of Middleburg common stock held immediately prior to the effective date of the merger. As a result of the merger, each option to purchase shares of Middleburg common stock granted under a Middleburg equity-based compensation plan that is outstanding immediately prior to the effective date of the merger will be cancelled for a cash payment equal to the product of (i) the difference between the closing sale price of Middleburg common stock on the trading day immediately preceding the effective date of the merger and the per share exercise price of the stock option, and (ii) the number of shares of Middleburg common stock subject to such stock option. Each restricted share of Middleburg common stock granted under a Middleburg equity compensation plan that is outstanding immediately prior to the effective date of the merger will, pursuant to the terms of each such grant, vest in full immediately prior to the effective date of the merger and be converted into unrestricted shares of the Corporation’s common stock based on the exchange ratio. Each outstanding warrant to purchase shares of Middleburg common stock will, pursuant to the terms of each such warrant, convert into a warrant to purchase shares of the Corporation’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” ” anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; continued challenging economic conditions or deterioration in general business and economic conditions and in the financial markets; mergers and acquisitions, including merger integration risk in connection with the Corporation’s pending merger with Middleburg such as potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of Middleburg, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related matters; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

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

Other Than Temporary Impairment of Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At September 30, 2016, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At September 30, 2016, there were no securities with other than temporary impairment.

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

PENDING ACQUISITION OF MIDDLEBURG FINANCIAL CORPORATION

On October 24, 2016, the Corporation announced the signing of a definitive agreement and plan of reorganization, dated as of October 21, 2016, pursuant to which the Corporation and Middleburg will merge. Under the terms of the merger agreement, Middleburg shareholders will receive a fixed exchange ratio of 1.3314 Corporation shares for each share of Middleburg common stock owned. For more information on this pending acquisition refer to Note 12 to the consolidated financial statements and the Corporation’s Current Report on Form 8-K filed with the SEC on October 24, 2016.

FINANCIAL CONDITION

Executive Summary

At September 30, 2016, the Corporation’s assets totaled $1.36 billion and grew $184.3 million when compared to December 31, 2015. The increase in assets was primarily due to a growth in loans held for investment of $79.0 million, a $25.0 million increase in investment securities, a $26.9 million growth in loans held for sale, and $43.2 million of growth in interest-bearing balances. The first nine months of 2016 reflected growth in all categories of loans held for investment from December 31, 2015 with the exception of consumer loans. The $79.0 million increase in loans held for investment as compared to December 31, 2015 is primarily attributable to a $26.8 million or 18.13% growth in commercial real estate – non-owner occupied loans, a $18.3 million or 8.34% increase in commercial real estate – owner occupied loans, a $13.6 million or 20.63% increase in real estate construction loans, and a $22.3 million or 9.18% increase in commercial loans. Overall, the portfolio of loans held for investment grew at an annualized rate of 11.9%. At September 30, 2016, loans secured by real estate collateral comprised 71.89% of our total loan portfolio, with loans secured by commercial real estate contributing 42.69% of our total loan portfolio, loans secured by residential real estate contributing 20.96% and real estate construction loans contributing 8.24%. Loans held for sale totaled $71.0 million at September 30, 2016, compared to $44.1 million at December 31, 2015. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $1.115 billion at September 30, 2016, compared to $913.7 million at December 31, 2015, an increase of $201.3 million. Noninterest-bearing deposits increased $101.8 million from $307.8 million at December 31, 2015 to $409.6 million at September 30, 2016. Savings and interest-bearing deposits increased $143.2 million from $293.7 million at December 31, 2015 to $436.9 million at September 30, 2016. Non-wholesale time deposits increased from $136.0 million at December 31, 2015 to $163.7 million at September 30, 2016, an increase of $27.7 million, while wholesale funding time deposits saw a net decrease of $71.0 million, from $176.4 million at December 31, 2015 to $105.4 million at September 30, 2016.

Net income for the third quarter of 2016 totaled $4.4 million compared to $3.9 million for the same period in 2015. Earnings per diluted share were $0.41 for the third quarter of 2016, compared to $0.37 per diluted share in the same period of 2015. Third quarter 2016 pretax earnings increased $879 thousand or 14.58% when compared to third quarter 2015 pretax earnings.

The banking segment had a decrease in pre-tax earnings when compared to the third quarter 2015 of $210 thousand, driven by an increase in our provision for loan loss of $750 thousand. The banking segment’s interest income increased $1.6 million when compared to third quarter 2015 which was partially offset by an increase in salaries and benefits and interest expense of $444 thousand and $577 thousand, respectively. The mortgage segment had an increase in gains on the sale of loans of $2.5 million that resulted from an increase in the secondary margins on mortgage loans held for sale over third quarter 2015.

Net income for the nine months ended September 30, 2016 totaled $13.4 million compared to $11.5 million for the same period in 2015. Earnings per diluted share were $1.26 for the first nine months of 2016, compared to $1.09 per diluted share in the same period of 2015. For the nine month period ended September 30, 2016, the banking segment saw an increase in pretax income of $989 thousand when compared to the nine months ended September 30, 2015 due to an increase in net interest income of $3.1 million and an increase in non-interest income of $648 thousand which was partially offset by an increase in salaries and employee benefits of $2.0 million due to continued staffing expansion. When comparing the nine month period ended September 30, 2016 to the same period in 2015, the mortgage segment saw a pretax earnings increase of $2.1 million. The mortgage segment had an increase in gains on the sale of loans of $4.3 million when comparing the nine months ended September 30, 2016 to the same period in 2015 due to an increase in the secondary margins on mortgage loans held for sale, the increase was offset by a $1.6 million increase in salaries and employee benefits.

Non-performing assets (“NPAs”) totaled $5.8 million, or 0.43%, of total assets at September 30, 2016, down from $7.4 million, or 0.63% of total assets as of December 31, 2015. The Bank did not have other real estate owned at September 30, 2016. During the third quarter 2016, Access Real Estate sold its other real estate owned property with a carrying value of $500 thousand for $463 thousand. The allowance for loan loss was $14.7 million and $13.6 million at September 30, 2016 and December 31, 2015, respectively, and represented 1.52% and 1.53% of total loans held for investment at September 30, 2016 and December 31, 2015, respectively.

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

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, a CRA mutual fund, certificates of deposit, and asset backed securities as well as municipal bonds. The portfolio does not have any non-agency mortgage backed securities or trust preferred securities.

At September 30, 2016 the fair value of the securities portfolio totaled $199.7 million, compared to $174.5 million at December 31, 2015. Included in the fair value totals are held-to-maturity securities with an amortized cost of $9.2 million (fair value of $9.5 million) and $14.3 million (fair value of $14.3 million) at September 30, 2016 and December 31, 2015, respectively. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders’ equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate – owner occupied, commercial real estate – non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $966.5 million at September 30, 2016 compared to $887.5 million at December 31, 2015, an increase of $79.0 million or 8.9%. Comprising the growth, commercial real estate – owner occupied loans increased $18.3 million, commercial loans increased $22.3 million, real estate construction loans increased $13.6 million, residential real estate loans increased $1.1 million, and commercial real estate – non-owner occupied increased $26.8 million. Offsetting the growth was a decrease in consumer loans of $3.1 million. The overall increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at September 30, 2016.

Commercial Real Estate Loans – Owner Occupied: This category of loans represented the second largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $238.2 million, representing 24.65% of the loan portfolio at September 30, 2016. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans – Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $174.3 million and representing 18.04% of the loan portfolio at September 30, 2016. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the third largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $202.6 million and comprised 20.96% of the loan portfolio as of September 30, 2016. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of September 30, 2016: home equity lines of credit, 21.7%; first trust mortgage loans, 71.4%; and junior trust loans, 6.9%.

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

Commercial Loans: Commercial loans represented the largest segment of the loan portfolio, totaling $264.8 million and representing 27.40% of the loan portfolio as of September 30, 2016. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $79.6 million and represented 8.24% of the loan portfolio as of September 30, 2016. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, the smallest segment of the loan portfolio, totaled $7.0 million and represented 0.71% of the loan portfolio as of September 30, 2016. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At September 30, 2016, LHFS at fair value totaled $71.0 million compared to $44.1 million at December 31, 2015.

The LHFS are closed by the Mortgage Division and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the third quarter of 2016 we originated $168.8 million of loans processed in this manner, compared to $120.0 million for the third quarter of 2015. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $14.7 million at September 30, 2016 compared to $13.6 million at December 31, 2015. The allowance for loan losses was equivalent to 1.52% and 1.53% of total loans held for investment at September 30, 2016 and December 31, 2015, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 4 to the consolidated financial statements.

Non-performing Assets

At September 30, 2016 and December 31, 2015, the Bank had non-performing assets totaling $5.8 million and $7.4 million, respectively. Non-performing assets consist of non-accrual loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(Dollars In Thousands)
Non-accrual loans :
Commercial real estate - owner occupied	$213	$-
Commercial real estate - non-owner occupied	-	5,486
Residential real estate	-	163
Commercial	4,631	722
Real estate construction	1,001	1,046
Total non-accrual loans	5,845	7,417

Other real estate owned (“OREO”)	-	-

Total non-performing assets	$5,845	$7,417

Restructured loans included above in non-accrual loans	$1,501	$1,046

Ratio of non-performing assets to:
Total loans plus OREO	0.60%	0.84%

Total Assets	0.43%	0.63%

Accruing Past due loans:
90 or more days past due	$-	$-

During 2014, Access Real Estate LLC (ARE) transferred an undeveloped commercial lot that was originally purchased for possible future banking center expansion to other assets available-for-sale when management listed the property for sale. The land, originally purchased for $1.2 million, was recorded at its appraised value less costs to sell estimated to be $500 thousand. The property was sold in the third quarter of 2016 for $463 thousand.

At September 30, 2016 and December 31, 2015, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At September 30, 2016, deposits totaled $1.12 billion compared to $913.7 million on December 31, 2015, an increase of $201.3 million or 22.03%. Noninterest-bearing deposits increased $101.8 million or 33.06% from $307.8 million at December 31, 2015 to $409.6 million at September 30, 2016. Savings and interest-bearing deposits increased $143.2 million or 48.74% from $293.7 million at December 31, 2015 to $436.9 million at September 30, 2016. Non-wholesale time deposits increased from $136.0 million at December 31, 2015 to $163.7 million at September 30, 2016, an increase of $27.7 million or 20.38%, while wholesale funding deposits saw a net decrease of $40.3 million or 21.02%, from $191.9 million at December 31, 2015 to $151.6 million at September 30, 2016.

Shareholders’ Equity

Shareholders’ equity totaled $121.3 million at September 30, 2016 compared to $109.1 million at December 31, 2015. The increase in shareholders’ equity is due mainly to retained earnings net of dividends paid. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

Beginning January 1, 2015, the Corporation calculates its regulatory capital under the Basel III Final Rules which modified the definition of “well capitalized” and implemented changes in the risk weights of assets. The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios under these new rules.

	September 30,	December 31,
	2016	2015
	(In Thousands)
Tier 1 Capital:
Common stock	$8,837	$8,805
Capital surplus	20,625	19,953
Retained earnings	87,188	81,385
Less: Net unrealized loss on available for sale equity securities	(47)	(1,380)
Less: Disallowed goodwill and intangibles net of associated deferred tax liabilities	(1,749)	(280)
Total Tier 1 capital	114,854	108,483

Allowance for loan losses	12,951	12,200

Total risk based capital	$127,805	$120,683

Risk weighted assets	$1,034,456	$973,908

Quarterly average assets	$1,268,504	$1,161,080

			Regulatory
			Minimum
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.10%	11.14%	5.125%
Tier 1 capital ratio	11.10%	11.14%	6.625%
Total capital ratio	12.35%	12.39%	8.625%
Leverage Capital Ratios:
Tier 1 leverage ratio	9.05%	9.34%	4.000%

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2016 totaled $4.4 million compared to $3.9 million for the same period in 2015. Earnings per diluted share were $0.41 for the third quarter of 2016, compared to $0.37 per diluted share in the same period of 2015. Third quarter 2016 pretax earnings increased $879 thousand or 14.58% when compared to third quarter 2015 pretax earnings. The banking segment had a decrease in pre-tax earnings when compared to the third quarter 2015 of $210 thousand, driven by an increase in the provision for loan loss over third quarter 2015 of $750 thousand. The banking segment’s interest income increased $1.6 million when compared to third quarter 2015 which was partially offset by an increase in salaries and employee benefits and interest expense of $444 thousand and $577 thousand, respectively. The mortgage segment had an increase in gains on the sale of loans of $2.5 million that resulted from an increase in the secondary margins on mortgage loans held for sale over third quarter 2015.

Net income for the nine months ended September 30, 2016 totaled $13.4 million compared to $11.5 million for the same period in 2015. Earnings per diluted share were $1.26 for the first nine months of 2016, compared to $1.09 per diluted share in the same period of 2015. For the nine month period ended September 30, 2016, the banking segment saw an increase in pretax income of $989 thousand when compared to the nine months ended September 30, 2015 due to increases in net interest income of $3.1 million and non-interest income of $648 thousand which was partially offset by an increase in salaries and employee benefits of $2.0 million, due to continued staffing expansion, as well as an increase of $750 thousand in the provision for loan loss. When comparing the nine month period ended September 30, 2016 to the same period in 2015, the mortgage segment saw a pretax earnings increase of $2.1 million. The mortgage segment had an increase in gains on the sale of loans of $4.3 million when comparing the nine months ended September 30, 2016 to the same period in 2015 due to an increase in the secondary margins on mortgage loans held for sale, the increase was offset by a $1.6 million increase in salaries and employee benefits.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $11.1 million for the three months ended September 30, 2016 compared to $10.1 million for the same period in 2015. The annualized yield on earning assets was 4.01% for the quarter ended September 30, 2016 compared to 4.08% for the same period in 2015. The cost of interest-bearing deposits and borrowings increased to 0.81% for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 at 0.61%. Net interest margin was 3.49% for the quarter ended September 30, 2016 compared to 3.70% for the same period in 2015.

Net interest income before the provision for loan losses totaled $32.5 million for the first nine months of 2016 compared to $29.3 million for the same period in 2015. The annualized yield on earning assets for the first nine months of 2016 was 4.04% compared to 4.06% for the same period in 2015. The cost of interest-bearing deposits and borrowings for the first nine months of 2016 was 0.78% compared to 0.56% for the same period in 2015. Net interest margin was 3.54% for the first nine months of 2016 compared to 3.69% for the same period in 2015.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended September 30,
	2016 compared to 2015
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$165	$175	$(10)
Loans held for sale	157	214	(57)
Loans	1,236	1,333	(97)
Interest-bearing deposits	64	10	54
Total increase (decrease) in interest income	1,622	1,732	(110)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	64	15	49
Money market deposit accounts	183	60	123
Savings accounts	27	29	(2)
Time deposits	85	(152)	237
Total interest-bearing deposits	359	(48)	407
FHLB Short-term borrowings	37	(14)	51
Securities sold under agreements to repurchase	(1)	(2)	1
FHLB Long-term borrowings	181	185	(4)
Total increase (decrease) in interest expense	576	121	455

Increase (decrease) in net interest income	$1,046	$1,611	$(565)

	Nine Months Ended September 30,
	2016 compared to 2015
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$489	$535	$(46)
Loans held for sale	12	58	(46)
Loans	4,206	3,962	244
Interest-bearing deposits	169	37	132
Total increase (decrease) in interest income	4,876	4,592	284

Interest-Bearing Liabilities:
Interest-bearing demand deposits	170	32	138
Money market deposit accounts	339	129	210
Savings accounts	100	93	7
Time deposits	575	(17)	592
Total interest-bearing deposits	1,184	237	947
FHLB Short-term borrowings	77	(136)	213
Securities sold under agreements to repurchase	(5)	(5)	-
FHLB Long-term borrowings	512	521	(9)
Total increase (decrease) in interest expense	1,768	617	1,151

Increase (decrease) in net interest income	$3,108	$3,975	$(867)

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables present for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

Three Months Ended

	September 30, 2016			September 30, 2015
	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning assets:
Securities	$191,794	$1,033	2.15%	$159,450	$868	2.18%
Loans held for sale	63,667	574	3.61%	40,465	417	4.12%
Loans(1)	947,622	11,073	4.67%	833,341	9,837	4.72%
Interest-bearing balances and federal funds sold	72,680	98	0.54%	59,216	34	0.23%
Total interest-earning assets	1,275,763	12,778	4.01%	1,092,472	11,156	4.08%
Noninterest-earning assets:
Cash and due from banks	13,251			10,765
Premises, land and equipment	6,819			6,893
Other assets	42,642			32,470
Less: allowance for loan losses	(13,964)			(13,526)
Total noninterest-earning assets	48,748			36,602
Total Assets	$1,324,511			$1,129,074

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$137,387	$127	0.37%	$112,776	$63	0.22%
Money market deposit accounts	224,548	257	0.46%	141,821	74	0.21%
Savings accounts	37,892	47	0.50%	14,845	20	0.54%
Time deposits	277,014	918	1.33%	331,412	833	1.01%
Total interest-bearing deposits	676,841	1,349	0.80%	600,854	990	0.66%
Borrowings:
FHLB short-term borrowings	38,043	69	0.73%	58,207	32	0.22%
Securities sold under agreements to repurchase and federal funds purchased	14,881	4	0.11%	21,928	5	0.09%
FHLB long-term borrowings	75,000	213	1.14%	10,000	32	1.28%
Total borrowings	127,924	286	0.89%	90,135	69	0.31%
Total interest-bearing deposits and borrowings	804,765	1,635	0.81%	690,989	1,059	0.61%
Noninterest-bearing liabilities:
Demand deposits	390,997			324,763
Other liabilities	10,095			8,753
Total liabilities	1,205,857			1,024,505
Shareholders’ Equity	118,654			104,569
Total Liabilities and Shareholders’ Equity	$1,324,511			$1,129,074

Interest Spread(2)			3.19%			3.47%

Net Interest Margin(3)		$11,143	3.49%		$10,097	3.70%

(1) Loans placed on nonaccrual status are included in loan balances.

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

Nine Months Ended

	September 30, 2016			September 30, 2015
	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning assets:
Securities	$183,182	$2,954	2.15%	$149,831	$2,465	2.19%
Loans held for sale	47,935	1,355	3.77%	45,903	1,343	3.90%
Loans(1)	922,821	32,522	4.70%	810,096	28,316	4.66%
Interest-bearing balances and federal funds sold	69,860	264	0.50%	53,402	95	0.24%
Total interest-earning assets	1,223,798	37,095	4.04%	1,059,232	32,219	4.06%
Noninterest-earning assets:
Cash and due from banks	12,493			10,642
Premises, land and equipment	6,782			6,921
Other assets	38,142			32,731
Less: allowance for loan losses	(13,733)			(13,438)
Total noninterest-earning assets	43,684			36,856
Total Assets	$1,267,482			$1,096,088

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$131,859	$360	0.36%	$114,885	$190	0.22%
Money market deposit accounts	185,839	522	0.37%	121,478	183	0.20%
Savings accounts	35,047	137	0.52%	10,956	37	0.45%
Time deposits	296,099	2,755	1.24%	298,383	2,180	0.97%
Total interest-bearing deposits	648,844	3,774	0.78%	545,702	2,590	0.63%
Borrowings:
FHLB short-term borrowings	58,467	280	0.64%	113,469	203	0.24%
Securities sold under agreements to repurchase and federal funds purchased	15,433	11	0.10%	22,373	16	0.10%
FHLB long-term borrowings	71,332	576	1.08%	6,886	64	1.24%
Total borrowings	145,232	867	0.80%	142,728	283	0.26%
Total interest-bearing deposits and borrowings	794,076	4,641	0.78%	688,430	2,873	0.56%
Noninterest-bearing liabilities:
Demand deposits	349,339			296,490
Other liabilities	9,229			8,526
Total liabilities	1,152,644			993,446
Shareholders’ Equity	114,838			102,642
Total Liabilities and Shareholders’ Equity	$1,267,482			$1,096,088

Interest Spread(2)			3.26%			3.50%

Net Interest Margin(3)		$32,454	3.54%		$29,346	3.69%

(1) Loans placed on nonaccrual status are included in loan balances.

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $8.7 million for the third quarter of 2016 compared to $6.4 million for the same period in 2015. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $8.3 million for the three month period ended September 30, 2016, compared to $5.8 million for the same period of 2015. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended September 30, 2016, the Bank’s mortgage segment originated $168.8 million in mortgage and brokered loans, up from $120.0 million for the same period in 2015.

Noninterest income was $24.7 million for the first nine months of 2016 compared to $19.8 million for the same period in 2015. Gains on the sale of loans totaled $19.4 million for the nine month period ended September 30, 2016, compared to $15.1 million for the same period of 2015. During the nine months ended September 30, 2016, the Bank’s mortgage segment originated $429.4 million in mortgage and brokered loans, up from $379.8 million for the same period in 2015. For the nine months ended September 30, 2016, other income reflected an increase of $570 thousand over the nine months ended September 30, 2015 of which $270 thousand was attributable to recovered costs upon the settlement of a non-accrual loan.

Noninterest Expense

Noninterest expense totaled $12.2 million for the three months ended September 30, 2016, compared to $10.5 million for the same period in 2015, an increase of $1.7 million. Salaries and employee benefits totaled $8.2 million for the three months ended September 30, 2016, compared to $6.7 million for the same period last year due to an expansion in staffing. Other operating expenses totaled $3.2 million for the three months ended September 30, 2016, compared to $3.0 million for the same period in 2015.

Noninterest expense totaled $35.6 million for the nine months ended September 30, 2016, compared to $31.4 million for the same period in 2015, an increase of $4.2 million. Salaries and employee benefits totaled $24.3 million for the nine months ended September 30, 2016, compared to $20.4 million for the same period last year due to an expansion in staffing. Other operating expenses totaled $9.0 million for the nine months ended September 30, 2016, compared to $8.7 million for the same period in 2015.

The table below provides the composition of other operating expenses.

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)

Management fees	$935	$951
Business and franchise tax	717	654
Data processing	669	661
Consulting fees	584	356
Advertising and promotional	541	547
Investor fees	541	455
FDIC insurance	475	463
Accounting and auditing	460	459
Telephone	281	252
Director fees	279	333
Stock option	251	256
Publication and subscription	218	177
Early payoff	215	63
Regulatory examinations	207	188
Credit report	199	166
Insurance	188	152
Disaster recovery	151	147
Education and training	151	124
Office supplies-stationary print	149	174
Travel	125	114
FRB and bank analysis charges	123	109
Verification fees	118	81
Legal fees	117	312
SBA guarantee fee	112	125
Business development and meals	83	76
Common stock	81	82
Postage	69	68
Dues and memberships	67	73
Courier	42	45
Automotive	41	35
Appraisal fee	30	46
Other	821	969
	$9,040	$8,713

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At September 30, 2016, overnight interest-bearing balances totaled $67.8 million and unpledged available-for-sale investment securities totaled approximately $29.0 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of September 30, 2016, the portfolio of CDARS deposits, Insured Cash Sweep (ICS) deposits, and wholesale time deposits totaled $151.6 million compared to $191.9 million at December 31, 2015, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At September 30, 2016, the Bank had a line of credit with the FHLB totaling $391.3 million and had outstanding a $25 million short-term loan at a fixed rate of 0.74%, $75 million in long-term loans at fixed rates ranging from 0.72% to 1.54%, and a $35 million public deposit letter of credit from the Commonwealth of Virginia Treasury Board. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of September 30, 2016, outstanding repurchase agreements totaled $16.3 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at September 30, 2016, these lines totaled $62.4 million and were available as an additional funding source.

The following table presents the composition of borrowings at September 30, 2016 and December 31, 2015 as well as the average balances for the nine months ended September 30, 2016 and the twelve months ended December 31, 2015.

Borrowed Funds Distribution

	September 30, 2016	December 31, 2015
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB short-term borrowings	$25,000	$70,000
Securities sold under agreements to repurchase	16,336	21,129
FHLB long-term borrowings	75,000	55,000
Total at period end	$116,336	$146,129

	September 30, 2016	December 31, 2015
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB short-term borrowings	$58,467	$91,992
Securities sold under agreements to repurchase	15,433	21,853
FHLB long-term borrowings	71,332	18,890
Federal funds purchased	-	164
Total average balance	$145,232	$132,899

Average rate paid on all borrowed funds	0.80%	0.35%

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at September 30, 2016 and December 31, 2015, assuming budgeted growth in the balance sheet. According to the model run for the nine month period ended September 30, 2016, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 1.92%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Net Interest Income September 30, 2016	Hypothetical Percentage Change in Net Interest Income December 31, 2015
3.00%	5.68%	11.50%
2.00%	3.84%	3.40%
1.00%	1.92%	1.50%

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

Item 1A. Risk Factors

The following risk factors should be considered in addition to the risk factors disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. Such factors relate to the Corporation’s pending merger with Middleburg.

Combining the Corporation and Middleburg may be more difficult, costly or time-consuming than the Corporation expects.

The success of the merger will depend, in part, on the Corporation’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Corporation and Middleburg and to combine the businesses of the Corporation and Middleburg in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of Middleburg or the Corporation or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, the Corporation must successfully combine the businesses of the Corporation and Middleburg. If the Corporation is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected.

The Corporation and Middleburg have operated, and, until the completion of the merger, will continue to operate, independently. The success of the merger will depend, in part, on the Corporation’s ability to successfully combine the businesses of the Corporation and Middleburg. To realize these anticipated benefits, after the completion of the merger, the Corporation expects to integrate Middleburg’s business into its own. The integration process in the merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. The loss of key employees could adversely affect the Corporation’s ability to successfully conduct its business in the markets in which Middleburg now operates, which could have an adverse effect on the Corporation’s financial results and the value of its common stock. If the Corporation experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized, fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause the Corporation and Middleburg to lose customers or cause customers to withdraw their deposits from Middleburg’s or the Corporation’s banking subsidiaries, or other unintended consequences that could have a material adverse effect on the Corporation’s results of operations or financial condition after the merger. These integration matters could have an adverse effect on each of Middleburg and the Corporation during this transition period and for an undetermined period after consummation of the merger.

If the Corporation and Middleburg do not successfully integrate, the combined company may not realize the expected benefits from the merger.

Integration in connection with a merger is sometimes difficult, and there is a risk that integrating the Corporation and Middleburg may take more time and resources than we expect. The Corporation’s ability to integrate Middleburg and its future success depend in large part on the ability of members of its board of directors and executive officers to work together effectively. After the merger, the Corporation will be governed by a board of directors comprised of 13 directors, of which 7 are current directors of the Corporation and the following six currently-serving Middleburg directors: John C. Lee, IV, Childs F. Burden, Gary D. LeClair, Mary Leigh McDaniel, Janet A. Neuharth, and Gary R. Shook. One of the eight such Middleburg directors, John C. Lee, IV, current chairman of Middleburg’s board of directors, will serve as chairman of the Corporation’s board of directors; Michael G. Anzilotti, the current chairman of the Corporation’s board, will serve as vice chairman of the Corporation’s board; and the Executive Committee of the Corporation’s Board of Directors shall be Mr. Anzilotti, Martin S. Friedman, Michael W. Clarke, Mr. Lee, IV, and Mr. Shook. The executive officers of the Corporation will continue serving in their current positions as executive officers of the Corporation after the merger, and Mr. Shook and Jeffrey H. Culver will also serve as executive officers of the Corporation after the merger as Chairman and Chief Executive Officer of Middleburg Investment Group and Chairman of Middleburg Trust Company, and as Executive Vice President and Chief Operating Officer, respectively. Disagreements among board members and executive management could arise in connection with integration issues, strategic considerations and other matters. As a result, there is a risk that the Corporation’s board of directors and executive officers may not be able to operate effectively, which would affect adversely the Corporation’s ability to integrate the operations of the Corporation and Middleburg successfully and the Corporation’s future operating results.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the surviving corporation following the merger.

Before the merger may be completed, the Corporation and Middleburg must obtain approvals from the FRB, the Virginia SCC and the OCC. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Although the Corporation and Middleburg do not expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the Corporation allowing the merger, any of which might have an adverse effect on the Corporation following the merger.

The Corporation may not be able to effectively integrate the operations of Middleburg Bank into Access National Bank.

The future operating performance of the Corporation and Access National Bank will depend, in part, on the success of the merger of Middleburg Bank and Access National Bank. After the merger of Corporation and Middleburg and at a time to be determined by Corporation, Middleburg Bank will be merged with and into Access National Bank with Access National Bank surviving. After the merger of Corporation and Middleburg, each director of Corporation, in addition to Mark Moore, President of Access National Bank, will serve as a director of Access National Bank and as a director of Middleburg Bank, and executive officers of Access National Bank will continue serving in their current positions as officers of Access National Bank. After the merger of Corporation and Middleburg, Mr. Shook and Mr. Culver will also serve as officers of Access National Bank as President of Middleburg Bank, an operating division of Access National Bank, and as Executive Vice President and Chief Operating Officer, respectively, and all executive officers of Access National Bank will serve in substantially similar positions as officers of Middleburg Bank. The success of the merger of the banks will, in turn, depend on a number of factors, including Corporation’s ability to: (i) integrate the operations and branches of Middleburg Bank and Access National Bank; (ii) retain the deposits and customers of Middleburg Bank and Access National Bank; (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of Middleburg Bank into the operations of Access National Bank, as well as reducing overlapping bank personnel. The integration of Middleburg Bank and Access National Bank following the subsidiary bank merger will require the dedication of the time and resources of the banks’ management and may temporarily distract managements’ attention from the day-to-day business of the banks. If Access National Bank is unable to successfully integrate Middleburg Bank, Access National Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

The merger may distract management of the Corporation and Middleburg from their other responsibilities.

The merger could cause the respective management groups of the Corporation and Middleburg to focus their time and energies on matters related to the transaction that otherwise would be directed to their business and operations. Any such distraction on the part of either company’s management could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Corporation or Middleburg before the merger, or the business and earnings of the Corporation after the merger.

Termination of the merger agreement could negatively impact the Corporation or Middleburg.

If the merger agreement is terminated, the Corporation’s or Middleburg’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Corporation’s or Middleburg’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. Furthermore, costs relating to the merger, such as legal, accounting and financial advisory fees, must be paid even if the merger is not completed. If the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by the Corporation’s or Middleburg’s board of directors, the Corporation or Middleburg may be required to pay to the other party a termination fee of $9.9 million.

The merger agreement limits the ability of the Corporation and Middleburg to pursue alternatives to the merger and might discourage competing offers for a higher price or premium.

The merger agreement contains “no-shop” provisions that, subject to limited exceptions, limit the ability of the Corporation and Middleburg to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of each company. In addition, under certain circumstances, if the merger agreement is terminated and either the Corporation or Middleburg, subject to certain restrictions, consummates a similar transaction other than the merger, the party consummating such transaction must pay to the other a termination fee of $9.9 million. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant percentage of ownership of the Corporation or Middleburg from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to Middleburg, with a higher per share market price than that proposed in the merger, and with respect to the Corporation, with a per share market price that would amount to a premium over the current per share market price of the Corporation.

The Corporation and Middleburg will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Corporation and Middleburg. These uncertainties may impair the Corporation’s and Middleburg’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Corporation and Middleburg to seek to change existing business relationships with the Corporation and Middleburg. Retention of certain employees by the Corporation and Middleburg may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the Corporation or Middleburg. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Corporation or Middleburg, the Corporation’s or Middleburg’s business, or the business of the combined company following the merger, could be harmed. In addition, subject to certain exceptions, the Corporation and Middleburg have each agreed to operate its business in the ordinary course prior to closing and refrain from taking certain specified actions until the merger occurs. If the merger is not completed, the Corporation and Middleburg will have incurred substantial expenses without realizing the expected benefits of the merger.

Each the Corporation and Middleburg has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing this joint proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the merger. If the merger is not completed, the Corporation and Middleburg would have to incur these expenses without realizing the expected benefits of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Corporation’s purchases of its common stock during the third quarter of 2016 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

July 1 - July 31, 2016	-	$-	-	768,781
August 1 - August 31, 2016	-	-	-	768,781
September 1 - September 30, 2016	-	-	-	768,781
	-	$-	-	768,781

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as October 21, 2016, between Access National Corporation and Middleburg Financial Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 25, 2016 (file number 000-49929))
3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1.1 to Form 10-Q filed August 15, 2011 (file number 000-49929))
3.2	Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))
Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation’s total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: November 9, 2016	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)

