Form 10-Q/A
period 2016-09-30
ACCESS NATIONAL CORP
filed 2016-11-10
CIK 1176316

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

Access National Corporation (the “Corporation”) filed its Form 10-Q for the quarter ended September 30, 2016 (the “Original Filing”) with the Securities and Exchange Commission on November 9, 2016. The Original Filing reported the regulatory components of the Corporation’s capital and risk based capital ratios in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Very shortly after filing the Original Filing, we learned that the regulatory components and capital and risk based capital ratios were reported incorrectly in the Original Filing. The Original Filing presented the June 30, 2016 capital and risk based capital ratios under the September 30, 2016 column. This Amendment No. 1 to the Original Filing corrects the error. This correction presents the September 30, 2016 capital and risk based capital ratios under the September 30, 2016 column as originally intended.

We are not amending any other part of the Original Filing. This amendment speaks as of the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Corporation’s other filings with the Securities and Exchange Commission.

Part I Financial Information

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; continued challenging economic conditions or deterioration in general business and economic conditions and in the financial markets; mergers and acquisitions, including merger integration risk in connection with the Corporation’s pending merger with Middleburg such as potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of Middleburg, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

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

The unemployment rate for Fairfax County, Virginia was at 3.2% as of July 2016 and still well below the 4.0% unemployment rate for the state of Virginia at the end of September 2016 and 5.0% for the nation at the end of September 2016. Information reviewed at the Federal Open Market Committee’s (FOMC) November 2016 meeting indicated the labor market strengthened and economic activity has picked up from the modest pace seen in the first half of the year with solid job gains. The FOMC reaffirmed its view that the current target rate for the federal funds rate remains accommodative to support further improvement in labor market conditions and a return to 2% inflation. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio. The Corporation’s net interest margin for the three months ended September 30, 2016 decreased to 3.49% from the three months ended September 30, 2015 percentage of 3.70%. While there is no certainty to the magnitude of any impact, the continued extended period of low short-term interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

The latest Case-Shiller Home Price data available shows home prices increased 5.3% for the twelve months ended August 2016. The Consumer Confidence Index increased in August 2016, to 101.1, up from 96.7 in July 2016. Retail sales for August 2016 were 1.9% greater than a year earlier. As such, we remain cautious and have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 – 2009. In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses. The Corporation is optimistic with a strong capital base and being positioned for continued growth.

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

The following table is a summary of our non-performing assets at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(Dollars In Thousands)
Non-accrual loans :
Commercial real estate - owner occupied	$213	$-
Commercial real estate - non-owner occupied	-	5,486
Residential real estate	-	163
Commercial	4,631	722
Real estate construction	1,001	1,046
Total non-accrual loans	5,845	7,417

Other real estate owned ("OREO")	-	-

Total non-performing assets	$5,845	$7,417

Restructured loans included above in non-accrual loans	$1,501	$1,046

Ratio of non-performing assets to:
Total loans plus OREO	0.60%	0.84%

Total Assets	0.43%	0.63%

Accruing Past due loans:
90 or more days past due	$-	$-

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

	September 30,	December 31,
	2016	2015
	(In Thousands)
Tier 1 Capital:
Common stock	$8,860	$8,805
Capital surplus	21,159	19,953
Retained earnings	90,026	81,385
Less: Net unrealized loss on available for sale equity securities	(49)	(1,380)
Less: Disallowed goodwill and intangibles net of associated deferred tax liabilities	(1,730)	(280)
Total Tier 1 capital	118,266	108,483

Allowance for loan losses	13,507	12,200

Total risk based capital	$131,773	$120,683

Risk weighted assets	$1,078,593	$973,908

Quarterly average assets	$1,324,511	$1,161,080
			Regulatory
Risk-Based Capital Ratios:			Minimum
Common equity tier 1 capital ratio	10.96%	11.14%	5.125%
Tier 1 capital ratio	10.96%	11.14%	6.625%
Total capital ratio	12.22%	12.39%	8.625%
Leverage Capital Ratios:
Tier 1 leverage ratio	8.93%	9.34%	4.000%

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

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

Three Months Ended

	September 30, 2016			September 30, 2015
	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning assets:
Securities	$191,794	$1,033	2.15%	$159,450	$868	2.18%
Loans held for sale	63,667	574	3.61%	40,465	417	4.12%
Loans(1)	947,622	11,073	4.67%	833,341	9,837	4.72%
Interest-bearing balances and federal funds sold	72,680	98	0.54%	59,216	34	0.23%
Total interest-earning assets	1,275,763	12,778	4.01%	1,092,472	11,156	4.08%
Noninterest-earning assets:
Cash and due from banks	13,251			10,765
Premises, land and equipment	6,819			6,893
Other assets	42,642			32,470
Less: allowance for loan losses	(13,964)			(13,526)
Total noninterest-earning assets	48,748			36,602
Total Assets	$1,324,511			$1,129,074

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$137,387	$127	0.37%	$112,776	$63	0.22%
Money market deposit accounts	224,548	257	0.46%	141,821	74	0.21%
Savings accounts	37,892	47	0.50%	14,845	20	0.54%
Time deposits	277,014	918	1.33%	331,412	833	1.01%
Total interest-bearing deposits	676,841	1,349	0.80%	600,854	990	0.66%
Borrowings:
FHLB short-term borrowings	38,043	69	0.73%	58,207	32	0.22%
Securities sold under agreements to repurchase and federal funds purchased	14,881	4	0.11%	21,928	5	0.09%
FHLB long-term borrowings	75,000	213	1.14%	10,000	32	1.28%
Total borrowings	127,924	286	0.89%	90,135	69	0.31%
Total interest-bearing deposits and borrowings	804,765	1,635	0.81%	690,989	1,059	0.61%
Noninterest-bearing liabilities:
Demand deposits	390,997			324,763
Other liabilities	10,095			8,753
Total liabilities	1,205,857			1,024,505
Shareholders' Equity	118,654			104,569
Total Liabilities and Shareholders' Equity	$1,324,511			$1,129,074

Interest Spread(2)			3.19%			3.47%

Net Interest Margin(3)		$11,143	3.49%		$10,097	3.70%

(1) Loans placed on nonaccrual status are included in loan balances.

(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

Nine Months Ended

	September 30, 2016			September 30, 2015
	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest-earning assets:
Securities	$183,182	$2,954	2.15%	$149,831	$2,465	2.19%
Loans held for sale	47,935	1,355	3.77%	45,903	1,343	3.90%
Loans(1)	922,821	32,522	4.70%	810,096	28,316	4.66%
Interest-bearing balances and federal funds sold	69,860	264	0.50%	53,402	95	0.24%
Total interest-earning assets	1,223,798	37,095	4.04%	1,059,232	32,219	4.06%
Noninterest-earning assets:
Cash and due from banks	12,493			10,642
Premises, land and equipment	6,782			6,921
Other assets	38,142			32,731
Less: allowance for loan losses	(13,733)			(13,438)
Total noninterest-earning assets	43,684			36,856
Total Assets	$1,267,482			$1,096,088

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$131,859	$360	0.36%	$114,885	$190	0.22%
Money market deposit accounts	185,839	522	0.37%	121,478	183	0.20%
Savings accounts	35,047	137	0.52%	10,956	37	0.45%
Time deposits	296,099	2,755	1.24%	298,383	2,180	0.97%
Total interest-bearing deposits	648,844	3,774	0.78%	545,702	2,590	0.63%
Borrowings:
FHLB short-term borrowings	58,467	280	0.64%	113,469	203	0.24%
Securities sold under agreements to repurchase and federal funds purchased	15,433	11	0.10%	22,373	16	0.10%
FHLB long-term borrowings	71,332	576	1.08%	6,886	64	1.24%
Total borrowings	145,232	867	0.80%	142,728	283	0.26%
Total interest-bearing deposits and borrowings	794,076	4,641	0.78%	688,430	2,873	0.56%
Noninterest-bearing liabilities:
Demand deposits	349,339			296,490
Other liabilities	9,229			8,526
Total liabilities	1,152,644			993,446
Shareholders' Equity	114,838			102,642
Total Liabilities and Shareholders' Equity	$1,267,482			$1,096,088

Interest Spread(2)			3.26%			3.50%

Net Interest Margin(3)		$32,454	3.54%		$29,346	3.69%

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
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) (incorporated by reference to Exhibit 32 to Form 10-Q filed November 9, 2016 (file number 000-49929))
101	The following materials from Access National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited) (incorporated by reference to Exhibit 101 to Form 10-Q filed November 9, 2016 (file number 000-49929))
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to Form 10-Q filed November 9, 2016 (file number 000-49929))
101.SCH	XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to Form 10-Q filed November 9, 2016 (file number 000-49929))
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to Form 10-Q filed November 9, 2016 (file number 000-49929))
101.DEF	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to Form 10-Q filed November 9, 2016 (file number 000-49929))
101.LAB	XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to Form 10-Q filed November 9, 2016 (file number 000-49929))
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference to Exhibit 101.PRE to Form 10-Q filed November 9, 2016 (file number 000-49929))

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access National Corporation
(Registrant)

Date: November 10, 2016	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Margaret M. Taylor
Margaret M. Taylor
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)