Form 10-K
period 2016-12-31
ACCESS NATIONAL CORP
filed 2017-03-16
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $157,415,100.

As of March 13, 2017 there were 10,766,678 shares of Common Stock, par value $0.835 per share, of Access National Corporation issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders scheduled to be held on May 25, 2017, are incorporated by reference in Part III of this Form 10-K.

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

ITEM 1 – BUSINESS

Access National Corporation (the “Corporation” or “Access”) was organized June 15, 2002 under the laws of Virginia to operate as a bank holding company.  The Corporation has one active wholly owned subsidiary:  Access National Bank (the “Bank” or “ANB”). Effective June 15, 2002, pursuant to an Agreement and Plan of Reorganization dated April 18, 2002 between the Corporation and the Bank, the Corporation acquired all of the outstanding stock of the Bank in a statutory share exchange transaction.

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

Access Real Estate was formed to acquire and hold title to real estate for the Corporation. Access Real Estate owns a 45,000 square foot, three story office building located at 1800 Robert Fulton Drive in Reston, Virginia that serves as the corporate headquarters for the Corporation, the Bank, the Mortgage Division, Access Real Estate, Capital Fiduciary Advisors, and Access Investment Services. Access Real Estate also owned vacant land in Fredericksburg that was originally purchased for future expansion of the Bank, but was sold in the third quarter of 2016.

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

Accounts Receivable Lines of Credit

Accounts Receivable Collection Accounts

Growth Capital Term Loans

Business Acquisition Financing

Partner Buyout Funding

Debt Re-financing

Franchise Financing

Equipment Financing

Commercial Mortgages

Commercial Construction Loans

SBA Preferred Lender Loans

Online Banking

Checking Accounts

Money Market Accounts

Sweep Accounts

Zero Balance Accounts

Overnight Investments

Certificates of Deposit

Business Debit Cards

Lockbox Payment Processing

Payroll Services

Employer Sponsored Retirement Plans

Personal Checking Accounts

Savings / Money Market Accounts

Certificates of Deposit

Residential Mortgage Loans

Asset Secured Loans

Loans for Business Investment

Construction Loans

Lot & Land Loans

Investment Management

Financial Planning

Retirement Account Services

Qualified Plans

Bank revenues are derived from interest and fees received in connection with loans, deposits, and investments. Major expenses of the Bank consist of personnel, interest paid on deposits and borrowings, and other operating expenses. Revenues from the Mortgage Division consist primarily of gains from the sale of loans and loan origination fees. Major expenses of the Mortgage Division consist of personnel, investor fees, and other operating expenses. Revenue generated by the Bank (excluding the Mortgage Division) totaled $53.0 million in 2016. The Mortgage Division contributed $26.5 million; others contributed $4.4 million prior to inter-company eliminations. In 2016, the Bank’s pre-tax earnings amounted to 83.5% of the Corporation’s total income before taxes and the Mortgage Division and others contributed the remaining 16.5%.

The economy, interest rates, monetary and fiscal policies of the federal government, and regulatory policies have a significant influence on the Corporation, the Bank, the Mortgage Division, ACM, and the banking industry as a whole. The economy shows continued signs of improvement with the national unemployment rate dropping from 5.0% in December 2015 to 4.7% in December 2016. In December 2016, the federal funds rate increased from 0.50% to 0.75%, the second increase in federal funds rates since December 2008. Although the February 2017 statement of the Federal Open Market Committee (“FOMC”) projected the federal funds rate to remain at 0.50% to 0.75% we are anticipating an additional 0.25% rate hike will occur in March 2017. Even with this rate hike, the continued low rate environment will continue to stress net interest margins.

The Bank operates from seven banking centers located in Virginia: Chantilly, Tysons, Reston, Leesburg, Manassas, Arlington, and Alexandria, and online at www.accessnationalbank.com. The Arlington and Alexandria banking centers were opened during the second half of 2016. Additional offices may be added from time to time based upon management’s constant analysis of the market and opportunities.

The Mortgage Division specializes in the origination of conforming and government insured residential mortgages to individuals in the greater Washington, D.C. Metropolitan Area, the surrounding areas of its branch locations, outside of its local markets via direct mail solicitation, and otherwise. The Mortgage Division has established offices throughout Virginia; in Fairfax, Reston, Roanoke, and McLean. Offices outside the state of Virginia include New Smyrna Beach in Florida (closed in January 2016), Indianapolis and Fort Wayne in Indiana, Nashville in Tennessee, Hagerstown in Maryland, Atlanta in Georgia, and Edina in Minnesota (opened in December 2015 and closed in June 2016).

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

	Loan Origination By State
	Year Ended December 31,
	2016	2015	2014

COLORADO (production branch closed April 2013)	Not Reported	1.06%	1.30%
FLORIDA (production branch closed January 2016)	2.63%	8.03%	8.44%
GEORGIA	13.44%	11.61%	11.23%
INDIANA	17.39%	22.56%	26.81%
MARYLAND	9.66%	10.06%	9.16%
MINNESOTA (production branch opened December 2015 and closed June 2016)	3.10%	0.42%	Not Reported
TENNESSEE	9.65%	8.93%	2.89%
TEXAS (production branch closed January 2013)	Not Reported	0.72%	1.12%
VIRGINIA	25.75%	23.83%	25.47%
	81.62%	87.22%	86.42%
Other States	18.38%	12.78%	13.58%
	100.00%	100.00%	100.00%

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

Our core competency is judgmental discipline of commercial lending based upon our personnel and practices that help our clients strategize and grow their businesses from a financial perspective. As financial success takes hold in the business, personal goals and wealth objectives of the business owners become increasingly important. Our second competency is a derivative of the first. We have the personnel, skills and strategy, and know how to provide private banking services that assist our individual clients to acquire assets, build wealth, and manage their resources. Mortgage banking and the related activities in our model go hand-in-hand with supplying effective private banking services. Unlike most banking companies, the heart of our Mortgage Division is ingrained into our commercial bank, serving the same clients side-by-side in a coordinated and seamless fashion. We believe that lending is not enough in today’s environment to attract and retain commercial and professional clients. The credit services must be backed up by competitive deposit and cash management products and operational excellence. We have made significant investments in skilled personnel and the latest technology to ensure we can deliver these services.

We generally expect to have fewer branch locations compared to similar size banking companies. We do not view our branch network as a significant determinant of our growth. Our marketing strategies focus on benefits other than branch location convenience.

The goal was and is to generate at least 80% of the Corporation’s net income from the core business of the Bank, with the rest of our consolidated net income to be generated from related fee income activities. During 2016, the Bank accounted for 83.5% of pretax earnings. We will consider entering other related fee income businesses that serve our target market as opportunities, market conditions, and our capacity dictate. See Note 17 to the consolidated financial statements for additional information on segment performance.

We expect to grow our Bank by continuing to hire and train our own skilled personnel. We provide a sound infrastructure that facilitates the success of businesses, their owners and key personnel, not only today but tomorrow and on into the ensuing decades. Growth by acquisition will be considered carefully as was done with the announced merger with Middleburg Financial Corporation.

Merger with Middleburg Financial Corporation

On October 24, 2016, the Corporation announced the signing of a definitive agreement and plan of reorganization, dated October 21, 2016 (the “Middleburg Merger Agreement”), to acquire Middleburg Financial Corporation (“Middleburg”), and its wholly-owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc. Middleburg Bank is a Virginia-based bank with twelve financial service centers and one limited service facility primarily servicing Northern Virginia. The Middleburg Merger Agreement and the transactions pursuant thereto have been unanimously approved by the Boards of Directors of the Corporation and Middleburg and the merger is expected to close in the second quarter of 2017, subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of each company’s shareholders. At December 31, 2016, Middleburg had total assets of $1.27 billion, gross loans of $860.1 million, and total deposits of $1.05 billion. Under the terms of the Middleburg Merger Agreement, Middleburg shareholders will receive 1.3314 shares of the Corporation’s common stock for each share of Middleburg common stock held immediately prior to the effective date of the merger. As a result of the merger, each option to purchase shares of Middleburg common stock granted under a Middleburg equity-based compensation plan that is outstanding immediately prior to the effective date of the merger will be cancelled for a cash payment equal to the product of (i) the difference between the closing sale price of Middleburg common stock on the trading day immediately preceding the effective date of the merger and the per share exercise price of the stock option, and (ii) the number of shares of Middleburg common stock subject to such stock option. Each restricted share of Middleburg common stock granted under a Middleburg equity compensation plan that is outstanding immediately prior to the effective date of the merger will, pursuant to the terms of each such grant, vest in full immediately prior to the effective date of the merger and be converted into unrestricted shares of the Corporation’s common stock based on the exchange ratio.

The pending merger has caused us to reevaluate our strategy that will be articulated and described in future filings.

Lending Activities

The Bank’s lending activities involve commercial real estate loans both owner occupied and non-owner occupied, residential real estate loans, commercial loans, commercial and real estate construction loans, home equity loans, and consumer loans. These lending activities provide access to credit to small and medium sized businesses, professionals, and consumers in the greater Washington, D.C. Metropolitan Area. Loans originated by the Bank are classified as loans held for investment. The Mortgage Division originates residential mortgages and home equity loans that are held on average fifteen to forty-five days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration. In the past, when the Mortgage Division was a separate subsidiary of the Bank, the Bank would, in certain circumstances, purchase adjustable rate mortgage loans in the Bank’s market area directly from the Mortgage Corporation to supplement loan growth in the Bank’s portfolio. The Bank did not purchase any loans originated by the Mortgage Division for said purpose in 2016 but may retain additional loans in the future if management believes doing so would assist in achieving the Corporation’s strategic goals. Loans held in the Bank’s portfolio at December 31, 2016 resulting from the Mortgage Division’s inability to sell the loan to a third party totaled $3.5 million. Each of our principal loan types are described below.

At December 31, 2016 loans held for investment totaled $1.05 billion compared to $887.5 million at year end 2015. The Bank experienced growth in all but the consumer loan category reflecting continued improvement in local economic conditions.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan, in general, the Bank’s lending limit to any one borrower is equal to 15% of the Bank’s capital and surplus. The Bank has established relationships with correspondent banks to participate in loans when loan amounts exceed the Bank’s legal lending limits or internal lending policies. The Bank’s primary regulator will allow lending relationships to any one borrower to exceed the 15% threshold if the amount greater than 15% is fully secured by cash or readily marketable securities. At December 31, 2016 unsecured loans were comprised of $2.5 million in commercial loans and approximately $446 thousand in consumer loans and collectively equal approximately 0.29% of the loans held for investment portfolio.

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

The Bank does not currently hold any pay option adjustable rate mortgages, loans with teaser rates, subprime loans, Alt A loans or any other loans considered to be “high-risk loans” in its loans held for investment portfolio, and did not during 2016, 2015, or 2014. The Mortgage Division does not currently originate any subprime loans or Alt A loans, did not originate such loans in 2016, 2015, or 2014, and does not expect to offer these programs in the future.

Loan Portfolio – Loans Held for Investment.  The following outlines the composition of loans held for investment.

Commercial Real Estate Loans-Owner Occupied: Loans in this category represent 23.87% of our loan portfolio held for investment, as of December 31, 2016. This category represents loans supporting an owner occupied commercial property. Repayment is dependent upon the cash flows generated by operation of the commercial property. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans-Non-Owner Occupied: Also known as Commercial Real Estate Loans-Income Producing. Loans in this category represent 17.59% of our loan portfolio held for investment, as of December 31, 2016. This category includes loans secured by commercial property that is leased to third parties and loans to non-profit organizations such as churches and schools. Also included in this category are loans secured by farmland and multifamily properties. Repayment is dependent upon the cash flows generated from rents or by the non-profit organization. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties, generally extended to existing consumers of other Bank products, and represents 19.47% of the loan portfolio, as of December 31, 2016. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 21.8%; First Trust Mortgage Loans 71.9%; Loans Secured by a Junior Trust 6.3%.

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

Commercial Loans: Commercial Loans represent 29.67% of our loan portfolio held for investment as of December 31, 2016. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor’s(s’) ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 8.75% of our held for investment loan portfolio as of December 31, 2016. These loans generally fall into one of four circumstances: loans to construct owner occupied commercial buildings, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers, and loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal borrowers. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications, and time frames.

Consumer Loans: Consumer Loans make up approximately 0.65% of our loan portfolio as of December 31, 2016. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and Board of Directors: repayment source and capacity, collateral value, credit history, savings pattern, and stability.

Loans Held for Sale (“LHFS”). Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. In 2016, we originated $545 million of loans processed in this manner, up from $485 million in 2015. At December 31, 2016 loans held for sale totaled $35.7 million compared to $44.1 million at year end 2015. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.

Brokered Loans

Brokered loans are underwritten and closed by a third party lender. We are paid a fee for procuring and packaging brokered loans. In 2016, we did not originate residential mortgage loans under this type of delivery method compared to $3.8 million in 2015. Brokered loans accounted for 0.79% of the total loan volume of the Mortgage Division at December 31, 2015. The risks associated with this activity are limited to losses or claims arising from fraud.

Deposits

Deposits are the primary source of funding loan growth. At December 31, 2016 deposits totaled $1.054 billion compared to $913.7 million at December 31, 2015.

Market Area

The Corporation, the Bank, the Mortgage Division, and ACM are headquartered in Fairfax County and primarily serve the Northern Virginia region and the Greater Washington, D.C. Metropolitan Area. We believe that the economic conditions in Fairfax County provide a reasonable proxy for economic conditions across our primary market, the greater Washington, D.C. Metropolitan Area. Fairfax County is a diverse and thriving urban county. The most recent census figures reported by the U.S. Census Bureau show the county at 1,142,234 making it the most populous jurisdiction in the Commonwealth of Virginia, with about 13.6% of Virginia's population. The proximity to Washington, D.C. and the influence of the federal government and its spending provides somewhat of a recession shelter for the area. The Fairfax County government provides the following information about current economic conditions and trends in Fairfax County.

During 2016, the average home sales price in Fairfax County remained constant at $544 thousand to 2015. Home sales volume increased, from 14,850 in 2015 to 15,755 in 2016 for Fairfax County. Home sale values in the Washington DC area rose 3.4% during 2016 when compared to the same period as reported by Standard & Poor’s Case-Shiller Home Price Indices.

According to the Federal Reserve Board’s Fifth District – Richmond February 2017 report, Virginia’s economy grew moderately according to the most recent data with positive employment reports, stable household conditions, and mostly positive housing market indicators. Overall vacancy rates in Northern Virginia remained steady in 2016 as compared to 2015 at 21.1% which is still above the historical average of 17.0%.

At December 31, 2016 and 2015, the Bank had approximately $184.7 million and $147.6 million, respectively, in non-owner occupied income producing commercial real estate loans. The properties securing these loans are generally small office buildings and industrial properties located in our trade area with less than ten tenants. Income producing property loans are underwritten with personal and business guarantees that provide secondary sources of repayment and mitigate market risk factors.

The unemployment rate for Fairfax County was 3.0% in December 2016 compared to 4.1% for the state of Virginia and 4.7% for the nation. Median household income in Fairfax County was $112,552 compared to Virginia at $65,015.

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

Employees

At December 31, 2016 the Corporation had 276 employees, 148 of whom were employed by the Bank (excluding the Mortgage Division), 113 of whom were employed by the Mortgage Division, and 15 of whom were employed by the Wealth Management subsidiaries. None of the employees of the Corporation are subject to a collective bargaining agreement. Management considers employee relations to be good.

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

The regulations of the FDIC, the Comptroller, and Federal Reserve Board govern most aspects of the Corporation’s business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings, and numerous other matters. The Federal Reserve Board, the Comptroller and the FDIC have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies. These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit system, information systems and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, asset growth, asset quality, earnings, liquidity and risk management.

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

Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its common stock. As a bank holding company, the Corporation is a separate legal entity from the Bank. Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank. The amount of dividends that may be paid by the Bank depends upon the Bank’s net income and capital position and is limited by federal and state law, regulations, and policies. In addition to specific regulations governing the permissibility of dividends, the Federal Reserve Board and the Comptroller are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Corporation or the Bank, respectively, would be an unsafe and unsound banking practice. The Corporation began paying dividends in February 2006 and, as of March 16, 2017, meets all regulatory requirements to continue doing so. The Corporation declared and paid dividends totaling $6.3 million in 2016 discussed in more detail under “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

The Basel III Final Rules were effective on January 1, 2015, and the Basel III Final Rules capital conservation buffer (as described below) is being phased in from 2016 to 2019.

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

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, and primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. These deductions from and adjustments to regulatory capital are generally being phased in beginning in 2015 through 2018. The Basel III Final Rules permanently includes in Tier 1 capital trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets, subject to a limit of 25% of Tier 1 capital.

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

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2016, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 40 basis points, with rates of 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent – which requirement was met by rules adopted by the FDIC during 2016. On June 30, 2016 the designated reserve ratio rose to 1.17 percent, which triggered three major changes to deposit insurance assessment rates for the third quarter of 2016: (i) the range of initial assessment rates for all institutions declined from 5 to 35 basis points to 3 to 30 basis points (which are included in the total base assessment rates in the above paragraph); (ii) surcharges equal to an annual rate of 4.5 basis points began for insured depository institutions with total consolidated assets of $10 billion or more; and (iii) the revised assessment method described above was implemented. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. The FDIC has adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

Confidentiality and Required Disclosures of Financial Information. The Corporation is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain other regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure. In 2016, the CFPB proposed rules that provide an exception to the requirement to deliver an annual privacy notice if a financial institution only provides nonpublic personal information to unaffiliated third parties under limited exceptions under the Gramm-Leach-Bliley Act and related regulations, and has not changed its policies and practices regarding disclosure of nonpublic personal financial information from those disclosed in the most recent privacy notice provided to the customer.

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

Federal Home Loan Bank (“FHLB”) of Atlanta. The Bank is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member the Bank is required to purchase and maintain stock in the FHLB in an amount equal to 4.25% of aggregate outstanding advances and letters of credit in addition to the membership stock requirement of 0.09% of the Bank’s total assets.

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

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published.

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

Volcker Rule. The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the “Volcker Rule”). The Corporation believes that its financial condition and its operations are not and will not be significantly affected by the Volcker Rule or its implementing regulations.

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

Changes in interest rates, particularly by the Board of Governors of the Federal Reserve Board, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans. In setting its policy, the Federal Reserve Board may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements. These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations. In addition, the Federal Reserve Board’s Federal Open Market Committee has stated that it expects to keep the federal funds target rate at 0.50% - 0.75% until economic and labor conditions (as indicated by the unemployment rate and the inflation rate) improve; however, we are anticipating another 0.25% rate hike in March 2017. Sustained low interest rates could put further pressure on the yields generated by the Corporation’s loan portfolio and on the Corporation’s net interest margin.

At December 31, 2016 approximately 54% of the loans held for investment were variable rate loans. A majority of these loans are based on the prime rate and will adjust upwards as the prime rate increases. While the variable rate structure on these loans reduces interest rate risk for the Bank, increases in rates may cause the borrower’s required payment to increase which, in turn, may increase the risk of payment default.

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

In addition to assessing the financial strength and cash flow characteristics of each of our borrowers, the Bank often secures loans with real estate collateral. At December 31, 2016, approximately 70% of our Bank’s loans held for investment have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our net income and capital could be adversely affected.

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

Although we have made a limited number of acquisitions to date, the announced merger with Middleburg could result in a decline in shareholder value for the following reasons:

•	If Access and Middleburg do not successfully integrate, the combined company may not realize the expected benefits from the merger.

Integration in connection with a merger is sometimes difficult, and there is a risk that integrating Access and Middleburg may take more time and resources than we expect. Access’s ability to integrate Middleburg and its future success depend in large part on the ability of members of its board of directors and executive officers to work together effectively. After the merger, Access will be governed by a board of directors comprised of 13 directors, of which seven are current directors of Access and the following six are directors of Middleburg: John C. Lee, IV, Childs F. Burden, Gary D. LeClair, Mary Leigh McDaniel, Janet A. Neuharth, and Gary R. Shook. One of the six such Middleburg directors, John C. Lee, IV, current chairman of Middleburg’s board of directors, will serve as chairman of Access’s board of directors; Michael G. Anzilotti, the current chairman of Access’s board, will serve as vice chairman of Access’s board; and the Executive Committee of the Access Board of Directors shall be Mr. Anzilotti, Martin S. Friedman, Michael W. Clarke, Mr. Lee, IV, and Mr. Shook. The executive officers of Access will continue serving in their current positions as executive officers of Access after the merger, and Mr. Shook and Jeffrey H. Culver will also serve as officers of Access after the merger as Chairman and Chief Executive Officer of Middleburg Investment Group and Chairman of Middleburg Trust Company, and as Executive Vice President and Chief Operating Officer, respectively. Disagreements among board members and executive management could arise in connection with integration issues, strategic considerations and other matters. As a result, there is a risk that Access’s board of directors and executive officers may not be able to operate effectively, which would affect adversely Access’s ability to integrate the operations of Access and Middleburg successfully and Access’s future operating results.

•	Access may not be able to effectively integrate the operations of Middleburg Bank into Access National Bank.

The future operating performance of Access and Access National Bank will depend, in part, on the success of the merger of Middleburg Bank and Access National Bank. After the merger of Access and Middleburg and at a time to be determined by Access, Middleburg Bank will be merged with and into Access National Bank with Access National Bank surviving. After the merger of Access and Middleburg, each director of Access, in addition to Mark Moore, President of Access National Bank, will serve as a director of Access National Bank and as a director of Middleburg Bank, and executive officers of Access National Bank will continue serving in their current positions as officers of Access National Bank. After the merger of Access and Middleburg, Mr. Shook and Mr. Culver will also serve as officers of Access National Bank as President of Middleburg Bank, an operating division of Access National Bank, and as Executive Vice President and Chief Operating Officer, respectively, and all executive officers of Access National Bank will serve in substantially similar positions as officers of Middleburg Bank. The success of the merger of the banks will, in turn, depend on a number of factors, including Access’s ability to: (i) integrate the operations and branches of Middleburg Bank and Access National Bank; (ii) retain the deposits and customers of Middleburg Bank and Access National Bank; (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of Middleburg Bank into the operations of Access National Bank, as well as reducing overlapping bank personnel. The integration of Middleburg Bank and Access National Bank following the subsidiary bank merger will require the dedication of the time and resources of the banks’ management and may temporarily distract managements’ attention from the day-to-day business of the banks. If Access National Bank is unable to successfully integrate Middleburg Bank, Access National Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

•	Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the surviving corporation following the merger.

Before the merger of Middleburg into Access, or the merger of Middleburg Bank into Access National Bank, may be completed, Access and Middleburg must obtain approvals from the Federal Reserve, the Virginia SCC and the Office of the Comptroller of the Currency (the “OCC”). Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party, the competitive effects of the contemplated transactions, as well as other factors.  An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. The Community Reinvestment Act of 1977, as amended, and the regulations issued thereunder (which we refer to as the “CRA”) also requires that the bank regulatory authorities, in deciding whether to approve the merger and the bank merger, assess the records of performance of Access National Bank and Middleburg Bank in meeting the credit needs of the communities they serve, including low and moderate income neighborhoods. Each of Access National Bank and Middleburg Bank currently maintains a CRA rating of “Satisfactory” from its primary regulator. As part of the review process under the CRA, it is not unusual for the bank regulatory authorities to receive protests and other adverse comments from community groups and others. Any such protests or adverse comments could prolong the period during which the merger and the bank merger are subject to review by the bank regulatory authorities.

These regulators may impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the bank merger or imposing additional costs on or limiting the revenues of the surviving corporation following the merger and the bank merger, any of which might have an adverse effect on the surviving corporation following the merger.

•	The merger may distract management of Access from their other responsibilities.

The merger could cause the management group of Access to focus their time and energies on matters related to the transaction that otherwise would be directed to their business and operations. Any such distraction on the part of the company’s management could affect its ability to service existing business and develop new business and adversely affect the business and earnings of Access before the merger, or the business and earnings of Access after the merger.

•	Termination of the merger agreement could negatively impact Access.

If the merger agreement is terminated, Access’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of Access’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. Furthermore, costs relating to the merger, such as legal, accounting and financial advisory fees, must be paid even if the merger is not completed. If the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by Access’s or Middleburg’s board of directors, Access (or Middleburg) may be required to pay to the other party a termination fee of $9.9 million.

•	The fairness opinion received by the board of directors of Access in connection with the merger prior to the signing of the merger agreement has not been updated to reflect changes in circumstances since the signing of the merger agreement.

The opinion rendered by FBR Capital Markets & Co., financial advisor to Access, orally on October 20, 2016 and subsequently confirmed in writing on October 21, 2016, is based upon information available as of such date. The opinion has not been updated to reflect changes that may occur or may have occurred after the date on which it was delivered, including changes to the operations and prospects of Access, changes in general market and economic conditions, or other changes. Any such changes may alter the relative value of Access or the price of shares of Access common stock by the time the merger is completed. The opinion does not speak as of the date the merger will be completed or as of any date other than the date of such opinions.

•	The merger agreement limits the ability of Access to pursue alternatives to the merger and might discourage competing offers for a higher price or premium.

The merger agreement contains “no-shop” provisions that, subject to limited exceptions, limit the ability of Access to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the company. In addition, under certain circumstances, if the merger agreement is terminated and Access, subject to certain restrictions, consummates a similar transaction other than the merger, the party consummating such transaction must pay to the other a termination fee of $9.9 million. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant percentage of ownership of Access from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to Access, with a per share market price that would amount to a premium over the current per share market price of Access.

•	Access will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Access. These uncertainties may impair Access’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Access to seek to change existing business relationships with Access. Retention of certain employees by Access may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with Access. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Access, Access’s business, or the business of the combined company following the merger, could be harmed. In addition, subject to certain exceptions, Access has agreed to operate its business in the ordinary course prior to closing and refrain from taking certain specified actions until the merger occurs, which may prevent Access from pursuing attractive business opportunities that may arise prior to completion of the merger.

•	If the merger is not completed, Access will have incurred substantial expenses without realizing the expected benefits of the merger.

Access has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the merger. If the merger is not completed, Access would have to incur these expenses without realizing the expected benefits of the merger.

Access may need additional access to capital, which Access may be unable to obtain on attractive terms or at all.

Access may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments for future growth or to fund losses or additional provision for loan losses in the future. Access’s ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside of Access’s control, and on Access’s financial performance. Accordingly, Access may be unable to raise additional capital, if and when needed, on terms acceptable to it, or at all. If Access cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired and its stock price negatively affected.

Access may borrow funds or issue additional debt and equity securities or securities convertible into equity securities, any of which may be senior to Access common stock as to distributions and in liquidation, which could negatively affect the value of Access common stock.

In the future, Access may attempt to increase its capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of Access’s assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock, common stock, or securities convertible into or exchangeable for equity securities. In the event of Access’s liquidation, its lenders and holders of its debt and preferred securities would receive a distribution of its available assets before distributions to the holders of Access common stock. Because Access’s decision to incur debt and issue securities in its future offerings will depend on market conditions and other factors beyond Access’s control, Access cannot predict or estimate with certainty the amount, timing or nature of its future offerings and debt financings. Further, market conditions could require Access to accept less favorable terms for the issuance of its securities in the future. In addition, the borrowing of funds or the issuance of debt would increase Access’s leverage and decrease its liquidity, and the issuance of additional equity securities would dilute the interests of Access’s existing shareholders.

Sales of a significant number of shares of Access common stock in the public markets, or the perception of such sales, could depress the market price of Access common stock.

Sales of a substantial number of shares of Access common stock in the public markets, including shares issued to shareholders of acquired institutions, and the availability of those shares for sale could adversely affect the market price of Access common stock. In addition, future issuances of equity securities, including pursuant to outstanding options, could dilute the interests of Access’s existing shareholders and could cause the market price of Access common stock to decline. Access may issue such additional equity or convertible securities to raise additional capital. Depending on the amount offered and the levels at which Access offers the stock, issuances of common or preferred stock could be substantially dilutive to holders of Access common stock. Moreover, to the extent that Access issues restricted stock, options or warrants to purchase Access common stock in the future and those options or warrants are exercised or as shares of the restricted stock vest, Access shareholders may experience further dilution. Holders of shares of Access common stock have no preemptive rights that entitle holders to purchase their pro-rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to Access shareholders. Access cannot predict with certainty the effect that future sales of Access common stock would have on the market price of its common stock.

Our allowance for loan losses could become inadequate and reduce our net income and capital.

We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us. The amount of future losses, however, is susceptible to changes in borrowers’ circumstances and economic and other market conditions, including changes in interest rates and collateral values that are beyond our control, and these future losses may exceed our current estimates. Our allowance for loan losses at December 31, 2016 was $16.0 million. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or guarantee that our allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance and reduce our net income and capital.

Our future liquidity needs could exceed our available liquidity sources, which could limit our asset growth and adversely affect our results of operations and financial condition.

We rely on dividends from the Bank as our primary source of funds. The primary sources of funds of the Bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments, and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

As of December 31, 2016, our chairman of the board, executive officers and directors and one other principal shareholder collectively beneficially owned approximately 29.7% of the outstanding shares of our common stock. Our executive officers and directors collectively beneficially owned approximately 23.6% of our common stock and one other individual shareholder has declared beneficial ownership of an additional 6.1% of our common stock. This concentration of ownership may allow our directors, acting in their role as substantial shareholders, to exert a major influence over the election of their nominees as directors, especially if voting together with our officers and other significant shareholders. Our directors, officers, and major shareholders could exercise similar influence over other corporate actions that require a shareholder vote, including change in control transactions.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Bank leases offices that are used in the normal course of business. The principal executive office of the Corporation, Bank, Access Real Estate, ACM and Mortgage Division is owned by Access Real Estate, a subsidiary of the Bank, and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank leases offices in Chantilly, Tysons , Leesburg, Manassas, Alexandria, and Arlington, Virginia. The Mortgage Division leases offices in Fairfax, McLean, and Reston in Virginia as well as Hagerstown, Maryland. The Mortgage Division also leases offices in Indiana, Georgia, and Tennessee. All of the Mortgage Division’s leases are month to month leases and can be terminated with thirty days notice. Access Real Estate had owned an undeveloped commercial lot in Fredericksburg that was purchased for future expansion of the Bank. During the third quarter 2014, management decided to sell the land in Fredericksburg and listed the property for sale. The land was transferred from premises and equipment to other assets, at which time the carrying value of the land was written down to its appraised value less costs to sell. The property was sold in 2016.

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

	2016			2015
	High	Low	Dividends	High	Low	Dividends

First Quarter	$20.41	$16.26	$0.15	$19.75	$16.80	$0.49
Second Quarter	21.24	18.11	0.15	23.29	18.35	0.15
Third Quarter	23.97	18.75	0.15	21.64	18.27	0.15
Fourth Quarter	$28.91	$22.73	$0.15	$22.22	$19.58	$0.15

As of March 13, 2017, the Corporation had 10,766,678 outstanding shares of Common Stock, par value $0.835 per share, held by approximately 460 registered shareholders of record and the price for the Corporation’s common stock on the NASDAQ Global Market was $27.11. Included in the above shares numbers are 37,722 shares of unregistered, restricted stock issued since 2014.

The Corporation paid its forty-fifth consecutive quarterly cash dividend on February 24, 2017 to shareholders of record as of February 3, 2017. Payment of dividends is at the discretion of the Corporation’s Board of Directors, and is also subject to various federal and state regulatory limitations. Future dividends are dependent upon the overall performance and capital requirements of the Corporation. See “Item 1 - Business - Supervision and Regulation - Dividends" for a discussion of regulatory requirements related to dividends.

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

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2016

The following table details the Corporation’s purchases of its common stock during the fourth quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the Share Repurchase Program was increased from 2,500,000 to 3,500,000 shares. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that may
	(a) Total Number of	(b) Average Price	Part of Publicly	yet be Purchased
Period	Shares Purchased	Paid Per Share	Announced Plan	Under the Plan

October 1 - October 31, 2016	-	$-	-	768,781
November 1 - November 30, 2016	-	-	-	768,781
December 1 - December 31, 2016	-	-	-	768,781
	-	$-	-	768,781

Stock Performance

The following graph compares the Corporation’s cumulative total shareholder return on its common stock for the five year period ended December 31, 2016 with the cumulative return of a broad equity market index and the Standard & Poor’s 500 Index (“S&P 500 Index”). This presentation assumes $100 was invested in shares of the Corporation and each of the indices on December 31, 2011, and that dividends, if any, were immediately reinvested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals from December 31, 2011 through December 31, 2016.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Access National Corporation	100.00	158.24	195.78	233.48	291.00	406.36
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
SNL Bank Index	100.00	134.95	185.28	207.12	210.65	266.16

ITEM 6 – SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements for the five years ended December 31, 2016. This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

	Selected Financial Data
	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, Except for Share and Per Share Data)
Income Statement Data:
Net interest income	$43,711	$39,547	$35,228	$32,164	$31,551
Provision for loan losses	2,120	150	-	675	1,515
Noninterest income	31,803	26,065	19,300	28,150	54,794
Noninterest expense	47,790	41,866	33,018	39,198	56,399
Income taxes	9,200	8,177	7,585	7,234	10,708
Net Income	$16,404	$15,419	$13,925	$13,207	$17,723

Per Share Data:
Earnings per share
Basic	1.55	1.46	1.33	1.28	1.73
Diluted	1.54	1.46	1.33	1.27	1.71
Cash dividends paid (1)	0.60	0.95	0.50	1.11	0.95
Book value at period end	11.33	10.35	9.45	8.79	8.85

Balance Sheet Data:
Total assets	$1,430,708	$1,178,548	$1,052,880	$847,182	$863,914
Loans held for sale	35,676	44,135	45,026	24,353	111,542
Loans held for investment	1,049,698	887,478	776,603	687,055	616,978
Total investment securities	203,290	174,449	139,389	92,829	80,711
Total deposits	1,054,327	913,744	755,443	572,972	671,496
Shareholders' equity	$120,530	$109,138	$98,904	$91,134	$91,267
Average shares outstanding, basic	10,586,394	10,513,008	10,424,067	10,319,802	10,253,656
Average shares outstanding, diluted	10,677,561	10,581,871	10,466,841	10,403,155	10,363,267

Performance Ratios:
Return on average assets	1.27%	1.39%	1.45%	1.55%	2.15%
Return on average equity	14.11%	14.83%	14.47%	14.00%	19.68%
Dividend payout ratio (2)	38.71%	41.10%	63.91%	86.72%	54.91%
Equity to assets ratio	8.42%	9.34%	10.04%	11.04%	10.90%
Net interest margin (3)	3.52%	3.68%	3.80%	3.85%	3.94%

Efficiency Ratios:
Access National Bank	49.59%	50.41%	48.96%	49.50%	51.71%
Access National Mortgage Division	72.79%	78.08%	67.57%	79.79%	70.19%
Access National Corporation	63.53%	63.81%	60.55%	64.99%	65.32%

Asset Quality Ratios:
Allowance to period end loans	1.53%	1.53%	1.73%	1.91%	2.03%
Allowance to non-performing loans	231.26%	182.86%	826.08%	518.19%	455.71%
Net charge-offs to average loans	-0.03%	0.00%	-0.04%	0.01%	0.13%

(1) Cash dividends paid includes the $0.35 special dividend declared at December 31, 2014 and paid in January 2015.

(2) Adjusted for the special dividend payment of $0.35 declared in 2014 but paid in 2015.

(3) Net interest income divided by total average earning assets.

Table continued on next page

ITEM 6 – SELECTED FINANCIAL DATA continued

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, Except for Share and Per Share Data)
Average Balance Sheet Data:
Total assets	$1,288,582	$1,112,470	$958,067	$854,572	$826,233
Investment securities	189,585	156,010	128,446	97,260	105,520
Loans held for sale	47,060	42,076	31,288	42,667	78,543
Loans held for investment	939,837	824,288	721,863	648,744	583,724
Allowance for loan losses	14,079	13,456	13,221	12,924	11,994
Total deposits	1,021,623	866,695	715,385	678,531	672,693
Junior subordinated debentures	-	-	-	3,135	6,186
Total shareholders' equity	116,296	103,948	96,227	94,352	90,047

Capital Ratios:
Tier 1 risk-based capital	10.25%	11.14%	11.16%	12.05%	14.10%
Common equity tier 1 capital	10.25%	11.14%	Not Reported
Total risk-based capital	11.51%	12.39%	12.41%	13.30%	15.35%
Leverage capital ratio	8.90%	9.34%	9.70%	10.93%	11.50%
Tangible common equity ratio	8.31%	9.12%	9.25%	10.76%	10.56%

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the Corporation and its subsidiaries financial condition at December 31, 2016 and 2015 and the results of operations for the years ended December 31, 2016, 2015, and 2014. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; stagnation, continued challenging conditions or deterioration in general business and economic conditions and in the financial markets; mergers and acquisitions, including merger integration risk in connection with the Corporation’s pending merger with Middleburg such as potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of Middleburg, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration-related matters; the impact of any policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the Federal Reserve Board; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Item 1A – Risk Factors” herein.

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

Other Than Temporary Impairment of Investment Securities

Securities in the Bank’s investment portfolio are classified as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. The estimated fair value of the available-for-sale portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At December 31, 2016 there were no securities in the securities portfolio with other than temporary impairment.

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

Executive Summary

The Corporation completed its seventeenth year of operation and recorded net income of $16.4 million or $1.54 per diluted common share in 2016 compared to $15.4 million or $1.46 per diluted common share and $13.9 million or $1.33 per diluted common share in 2015 and 2014, respectively. The increase in net interest income before provision over last year of $4.2 million reflects the continued growth in both the loans held for investment portfolio and the investment securities portfolio. During 2016, loan origination volumes in the Mortgage Division increased, from $485 million in 2015 to $545 million in 2016, which led to higher gain on sale of loans, from $19.6 million in 2015 to $25.2 million in 2016. The increased income in the Mortgage Division when comparing 2015 to 2014 were the gains recognized on hedging activities as well as the fair value marks, from a loss of $690 thousand in 2014 to a gain of $333 thousand in 2015.

At December 31, 2016, assets totaled $1.43 billion compared to $1.18 billion at December 31, 2015, an overall increase of $252.2 million. An increase in loans held for investment of $162.2 million, a $57.3 million growth in interest-bearing balances and federal funds sold, a $28.8 million growth in investment securities, and a $13.6 million growth in other assets accounted for the increase and was mainly offset by an $8.5 million decrease in loans held for sale. During 2016, loan growth was reflected in all but the consumer category of the loans held for investment portfolio. During 2015, loan origination volumes in the Mortgage Division increased, from $408 million in 2014 to $485 million in 2015, which led to higher gain on sale of loans, from $15.1 million in 2014 to $19.6 million in 2015. The largest dollar growth occurred in the commercial loan portfolio due in part to our focus on small to medium sized businesses.

Investment securities totaled $203.3 million at December 31, 2016 compared to $174.4 million at December 31, 2015 as the Corporation continues to build its portfolio judiciously in a manner that is consistent with the Corporation’s planned liquidity and asset management goals.

Deposits totaled $1.054 billion at December 31, 2016 compared to $913.7 million at December 31, 2015. The $140.6 million increase was due mainly to increases in savings and money market deposits of $120.3 million, demand deposits of $54.2 million, and time deposits of $27.2 million, and was offset by a net decrease in wholesale funding of $59.3 million. Management continues to focus on expanding business banking relationships as evidenced by the 12.0% annual growth in demand deposits.

Non-performing assets (“NPA”) totaled approximately $6.9 million or 0.48% of total assets at December 31, 2016, down from $7.4 million or 0.63% of total assets at December 31, 2015. NPAs are comprised of non-accrual loans solely at December 31, 2016, and 2015, as the Bank did not have any other real estate owned. Included in non-accrual loans at December 31, 2016 is a restructured residential lot loan, categorized as a construction loan, to one borrower with an outstanding balance of $940 thousand as well as two commercial loans to one borrower with an outstanding balance of $2.0 million. The allowance for loan losses totaled $16.0 million or 1.5% of total loans held for investment as of December 31, 2016, compared to $13.6 million or 1.5% at December 31, 2015.

During 2014, ARE transferred an undeveloped commercial lot in Fredericksburg, that was originally purchased for possible banking center expansion to other real estate owned when management decided to market the land for sale. The land, originally purchased for $1.2 million was written down to its appraised value less costs to sell and is included in other assets at $500 thousand at December 31, 2015. During 2016 the property was sold.

The economy continues to show signs of improvement with unemployment rates declining, and we are continuing to see price appreciation in the local residential real estate market. Notwithstanding the foregoing, there is no guarantee that these positive trends will continue. Although we believe that the credit quality of our primary business and professional customers has stabilized and improved, we will continue to focus on improving the credit quality of our loan portfolio with special attention paid to the non-performing assets. The Corporation is optimistic going into 2017 with a strong capital base and being positioned for continued growth.

RESULTS OF OPERATIONS

Net income for 2016 totaled $16.4 million, or $1.54 per diluted common share compared to $15.4 million or $1.46 per diluted common share in 2015. Net income in 2016 was favorably impacted by an increase in net interest income of $4.2 million as average earning assets increased $167.6 million, from $1.08 billion to $1.24 billion as of December 31, 2015 and 2016, respectively. The increase in noninterest income of $5.7 million from $26.1 million to $31.8 million as of December 31, 2015 and 2016, respectively, was offset by an increase in noninterest expense of $5.9 million, from $41.9 million to $47.8 million as of December 31, 2015 and 2016, respectively.

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

Net Interest Income

Net interest income is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, yields on earning assets and interest rate fluctuations. Net interest income totaled $43.7 million in 2016, up from $39.5 million in 2015. Average noninterest-bearing deposits increased $55.8 million in 2016. Net interest margin was 3.52% in 2016 and 3.68% in 2015, with the decrease primarily due to the weighted average rate paid on interest-bearing deposits and borrowings increasing 19 basis points to 0.78% in 2016 from 0.59% in 2015.

During 2016, average earning assets increased $167.6 million or 15.6%. Average loans held for investment increased by $115.5 million or 14.0%, average securities increased $32.4 million or 20.7%, average loans held for sale increased $5.0 million or 11.8%, and average interest-bearing balances increased $14.7 million or 28.0%. On the funding side total average interest-bearing deposits increased by $99.2 million or 17.6%.

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
	December 31, 2016			December 31, 2015			December 31, 2014
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$188,569	$4,039	2.14%	$156,204	$3,482	2.23%	$129,755	$2,697	2.08%
Loans held for sale	47,060	1,767	3.75%	42,076	1,650	3.92%	31,288	1,297	4.15%
Loans(1)	939,837	43,872	4.67%	824,288	38,405	4.66%	721,863	34,405	4.77%
Interest-bearing balances and federal funds sold	67,457	337	0.50%	52,716	129	0.24%	44,939	102	0.23%
Total interest earning assets	1,242,923	50,015	4.02%	1,075,284	43,666	4.06%	927,845	38,501	4.15%
Noninterest earning assets:
Cash and due from banks	12,732			10,650			8,925
Premises, land and equipment	6,834			6,882			7,995
Other assets	40,172			33,110			26,523
Less: allowance for loan losses	(14,079)			(13,456)			(13,221)
Total noninterest earning assets	45,659			37,186			30,222
Total Assets	$1,288,582			$1,112,470			$958,067

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$132,734	$486	0.37%	$119,732	$265	0.22%	$114,853	$256	0.22%
Money market deposit accounts	204,897	846	0.41%	126,850	264	0.21%	115,192	232	0.20%
Savings accounts	37,950	196	0.52%	13,606	66	0.49%	3,884	14	0.36%
Time deposits	286,690	3,622	1.26%	302,924	3,053	1.01%	243,338	2,479	1.02%
Total interest-bearing deposits	662,271	5,150	0.78%	563,112	3,648	0.65%	477,267	2,981	0.62%
Borrowings:
FHLB Advances	56,522	386	0.68%	91,992	231	0.25%	115,471	271	0.23%
Securities sold under agreements to repurchase and federal funds purchased	16,270	16	0.10%	22,017	21	0.10%	21,129	21	0.10%
FHLB Long-term borrowings	68,525	752	1.10%	18,890	219	1.16%	-	-	0.00%
Total borrowings	141,317	1,154	0.82%	132,899	471	0.35%	136,600	292	0.21%
Total interest-bearing deposits and borrowings	803,588	6,304	0.78%	696,011	4,119	0.59%	613,867	3,273	0.53%
Noninterest-bearing liabilities:
Demand deposits	359,352			303,583			238,118
Other liabilities	9,346			8,928			9,855
Total liabilities	1,172,286			1,008,522			861,840
Shareholders' Equity	116,296			103,948			96,227
Total Liabilities and Shareholders' Equity	$1,288,582			$1,112,470			$958,067

Interest Spread(2)			3.24%			3.47%			3.62%

Net Interest Margin(3)		$43,711	3.52%		$39,547	3.68%		$35,228	3.80%

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

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31:

	Years Ended December 31,
	2016 compared to 2015			2015 compared to 2014			2014 compared to 2013
	Change Due To:			Change Due To:			Change Due To:
	Increase /			Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$557	$702	$(145)	$785	$580	$205	$769	$643	$126
Loans	5,584	5,555	29	4,353	5,250	(897)	1,861	2,952	(1,091)
Interest-bearing deposits	208	43	165	27	22	5	(5)	(3)	(2)

Total increase (decrease) in interest income	6,349	6,300	49	5,165	5,852	(687)	2,625	3,592	(967)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	221	32	189	9	9	-	108	85	23
Money market deposit accounts	582	228	354	32	21	11	(50)	(12)	(38)
Savings accounts	130	126	4	52	45	7	9	4	5
Time deposits	569	(171)	740	574	599	(25)	(572)	(452)	(120)
Total interest-bearing deposits	1,502	215	1,287	667	674	(7)	(505)	(375)	(130)
FHLB Advances	155	(117)	272	(40)	(60)	20	174	170	4
Securities sold under agreements to repurchase and federal funds purchased	(5)	(5)	-	-	-	-	(5)	(4)	(1)
Long-term borrowings	533	545	(12)	219	219	-	-	-	-
Trust preferred	-	-	-	-	-	-	(103)	(52)	(51)

Total (decrease) increase in interest expense	2,185	638	1,547	846	833	13	(439)	(261)	(178)

Increase (decrease) in net interest income	$4,164	$5,662	$(1,498)	$4,319	$5,019	$700	$3,064	$3,853	$(789)

Provision for Loan Losses

In 2016, the Bank charged $2.1 million to operating expenses for the loan loss reserve compared to $150 thousand for loan losses in 2015, and no loan loss provision in 2014. The amount of the provision is determined by management to ensure the allowance for loan losses is at a level believed to be adequate to absorb inherent losses in the loan portfolio based on evaluations as of December 31, 2016.

Noninterest Income

Noninterest income consists of revenue generated from gains on sale of loans, service fees on deposit accounts, and other charges and fees. The Mortgage Division provides the most significant contributions towards noninterest income and is subject to wide fluctuations due to the general interest rate environment and economic conditions. Total noninterest income was $31.8 million in 2016 compared to $26.1 million in 2015. Gains on the sale of loans originated by the Mortgage Division totaled $25.2 million in 2016 compared to $19.6 million in 2015 due to the mortgage loan volume increase in 2016, from $485 million in 2015 to $545 million in 2016. Offsetting this increase in revenue were the losses recognized on hedging activities as well as the fair value marks associated with the origination of mortgage loans held for sale. In 2016, the Mortgage Division recorded a loss of $429 thousand compared to a gain of $333 thousand in 2015.

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

Noninterest Expense

Noninterest expense totaled $47.8 million in 2016 compared to $41.9 million in 2015. Compensation and employee benefits, the largest component of noninterest expense, totaled $31.8 million in 2016 compared to $27.0 million in 2015, an increase of $4.8 million or 17.8% due mainly to the addition of staffing in the Banking Division as well as increased variable compensation paid in the Mortgage Division as a direct result of the increased mortgage volumes between 2016 and 2015. Other operating expense totaled $13.0 million in 2016, up from $11.9 million for the year ended December 31, 2015. A further breakdown of other operating expenses is provided for in Note 15 of the consolidated financial statements.

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

Income Taxes

Income tax expense totaled $9.2 million in 2016 compared to $8.2 million in 2015 and $7.6 million in 2014, an increase of $1.0 million and $600 thousand, respectively. The increase in taxes between 2016 and 2015 as well as 2015 to 2014 was due to the increase in pre-tax earnings for those years. Note 7 to the consolidated financial statements shows the components of federal income tax.

Quarterly Results (unaudited)

The following is a summary of the results of operations for each quarter of 2016, 2015, and 2014.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except for Per Share Data)

2016
Total interest income	$11,981	$12,336	$12,778	$12,920	$50,015
Total interest expense	1,431	1,575	1,635	1,663	6,304
Net interest income	10,550	10,761	11,143	11,257	43,711
Provision for loan losses	-	120	750	1,250	2,120
Net interest income after provision for loan losses	10,550	10,641	10,393	10,007	41,591
Total noninterest income	6,819	9,173	8,685	7,126	31,803
Total noninterest expense	11,129	12,303	12,169	12,189	47,790
Income tax expense	2,145	2,633	2,484	1,938	9,200
Net income	$4,095	$4,878	$4,425	$3,006	$16,404

Earnings Per Share:
Basic	$0.39	$0.46	$0.42	$0.28	$1.55
Diluted	$0.39	$0.46	$0.41	$0.28	$1.54

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except for Per Share Data)

2015
Total interest income	$10,276	$10,787	$11,156	$11,447	$43,666
Total interest expense	834	980	1,059	1,246	4,119
Net interest income	9,442	9,807	10,097	10,201	39,547
Provision for loan losses	-	150	-	-	150
Net interest income after provision for loan losses	9,442	9,657	10,097	10,201	39,397
Total noninterest income	6,305	7,081	6,412	6,267	26,065
Total noninterest expense	10,246	10,654	10,479	10,487	41,866
Income tax expense	1,928	2,100	2,086	2,063	8,177
Net income	$3,573	$3,984	$3,944	$3,918	$15,419

Earnings Per Share:
Basic	$0.34	$0.38	$0.37	$0.37	$1.46
Diluted	$0.34	$0.38	$0.37	$0.37	$1.46

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	YTD
	(In Thousands, Except for Per Share Data)

2014
Total interest income	$8,945	$9,502	$9,915	$10,139	$38,501
Total interest expense	804	839	831	799	3,273
Net interest income	8,141	8,663	9,084	9,340	35,228
Net interest income after provision for loan losses	8,141	8,663	9,084	9,340	35,228
Total noninterest income	3,256	5,316	5,213	5,515	19,300
Total noninterest expense	7,657	9,218	6,683	9,460	33,018
Income tax expense	1,326	1,697	2,682	1,880	7,585
Net income	$2,414	$3,064	$4,932	$3,515	$13,925

Earnings Per Share:
Basic	$0.23	$0.29	$0.47	$0.34	$1.33
Diluted	$0.23	$0.29	$0.47	$0.34	$1.33

FINANCIAL CONDITION

Summary

Total assets at December 31, 2016 were $1.43 billion compared to $1.18 billion at December 31, 2015, an increase of $252.2 million. An increase in loans held for investment of $162.2 million, a $57.3 million growth in interest-bearing balances and federal funds sold, and a $28.8 million growth in investment securities accounted for the majority of this increase and was partially offset by an $8.5 million decrease in loans held for sale.

The following discussions by major categories explain the changes in financial condition.

Cash and Due From Banks

Cash and due from banks represents cash and noninterest-bearing balances at other banks and cash letters in process of collection at the Federal Reserve Bank. At December 31, 2016 cash and due from banks totaled $9.2 million compared to $11.3 million at December 31, 2015. The balance fluctuates depending on the volume of cash letters in process of collection at the Federal Reserve Bank.

Interest-Bearing Deposits in Other Banks and Federal Funds Sold

At December 31, 2016 interest-bearing balances in other banks totaled $81.9 million compared to $24.6 million at December 31, 2015. These balances are maintained at the FRB and the FHLB of Atlanta and provide liquidity for managing daily cash inflows and outflows from deposits and loans.

Investment Securities

The Corporation’s investment securities portfolio is comprised of U.S. Government Agency securities, municipal securities, CRA mutual fund, mortgage backed securities issued by U.S. government sponsored agencies, corporate bonds, certificates of deposit, and other asset backed securities. The investment portfolio is used to provide liquidity and as a tool for managing interest sensitivity in the balance sheet, while generating income.

At December 31, 2016, securities totaled $203.3 million compared to $174.4 million at December 31, 2015, an increase of $28.9 million. The increase is in response to management’s planned liquidity and asset management goals. The securities portfolio at December 31, 2016 is comprised of $194.1 million in securities classified as available-for-sale and $9.2 million in securities classified as held-to-maturity. Securities classified as available-for-sale are carried at fair market value. Unrealized gains and losses are recorded directly to a separate component of shareholders' equity. Held-to-maturity securities are carried at cost or amortized cost.

The following tables present the types, amounts and maturity distribution of the investment securities portfolio.

	Maturity Schedule of Investment Securities
	Year Ended December 31, 2016
			After One Year		After Five Years		After Ten Years
	Within		But Within		But Within		and
	One Year		Five Years		Ten Years		Over		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
Investment securities available-for-sale (1)
US Government Agency	$-	-	$-	-	$4,994	1.82%	$-	-	$4,994	1.82%
Mortgage backed	-	-	24,916	2.06%	24,895	2.29%	69,996	1.88%	119,807	2.00%
Corporate bonds	4,144	1.67%	4,522	2.25%	-	-	-	-	8,666	1.97%
Asset backed securities	-	-	-	-	3,001	1.66%	9,863	1.61%	12,864	1.62%
Certificates of deposit	-	-	2,009	2.23%	-	-	-	-	2,009	2.23%
Municipals - nontaxable	-	-	3,500	2.22%	4,888	2.14%	35,971	3.17%	44,358	2.98%
	$4,144	1.67%	$34,947	2.11%	$37,778	2.16%	$115,830	2.26%	$192,698	2.20%

Investment securities Held-to-maturity
US Government Agency	$-	-	$5,000	1.75%	$-	-	$-	-	$5,000	1.75%
Municipals	-	-	431	3.03%	1,617	3.55%	555	4.11%	2,603	3.58%
Municipals - nontaxable	-	-	1,597	1.91%	-	-	-	-	1,597	1.91%
	$-	-	$7,028	1.86%	$1,617	3.55%	$555	4.11%	$9,200	2.30%

(1) Excludes FRB Stock, and FHLB Stock, and CRA Mutual Fund

Loans

Loans held for investment totaled $1.05 billion at December 31, 2016 compared to $887.5 million at December 31, 2015. During 2016, loan demand increased over 2015 as local economic conditions improved. Commercial loans increased $69.0 million during 2016 while commercial real estate – non-owner occupied loans increased $37.1 million, commercial real estate – owner occupied loans increased $30.6 million, and real estate construction loans increased $25.8 million from year end 2015.

The Bank concentrates on providing banking services to small and medium sized businesses and professionals in our market area. As of December 31, 2016 the exposure to builders or developers in our commercial real estate portfolio was immaterial to the portfolio as a whole. Our loan officers maintain a professional relationship with our clients and are responsive to their financial needs. They are directly involved in the community, and it is this involvement and commitment that leads to referrals and continued growth. The composition and growth of our loan portfolio reflects our success in deployment of this strategy.

Loans held for sale totaled $35.7 million at December 31, 2016 compared to $44.1 million at December 31, 2015, a decrease of $8.4 million. The level of loans held for sale fluctuates with the volume of loans originated during the month and the timing of loans purchased by investors. Loan origination volume totaled $544.9 million in 2016 compared to $484.7 million in 2015 as interest rates on residential mortgage loans continued to remain at historic lows.

The following tables present the major classifications and maturity distribution of loans held for investment at December 31:

	Composition of Loan Portfolio
	Year Ended December 31,
	2016		2015		2014		2013		2012
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$250,440	23.87%	$219,877	24.77%	$199,442	25.68%	$196,804	28.65%	$182,655	29.60%
Commercial real estate - non-owner occupied	184,688	17.59	147,580	16.63	125,442	16.15	90,676	13.20	107,213	17.38
Residential real estate	204,413	19.47	201,447	22.70	194,213	25.01	173,639	25.27	144,521	23.43
Commercial	311,486	29.67	242,527	27.33	210,278	27.08	182,220	26.52	149,389	24.21
Real estate construction	91,822	8.75	66,003	7.44	41,080	5.29	38,842	5.65	30,038	4.87
Consumer	6,849	0.65	10,044	1.13	6,148	0.79	4,874	0.71	3,162	0.51
Total loans	$1,049,698	100.00%	$887,478	100.00%	$776,603	100.00%	$687,055	100.00%	$616,978	100.00%

	Loan Maturity Distribution
	Year Ended December 31, 2016
	Three Months or	Over Three Months	Over One Year	Over
	Less	Through One Year	Through Five Years	Five Years	Total
	(In Thousands)
Commercial real estate - owner occupied	$7,372	$11,542	$52,940	$178,586	$250,440
Commercial real estate - non-owner occupied	3,967	16,872	66,489	97,360	184,688
Residential real estate	8,056	13,206	53,132	130,019	204,413
Commercial	40,761	75,499	121,845	73,381	311,486
Real estate construction	24,909	53,965	11,373	1,575	91,822
Consumer and other	86	739	1,874	4,150	6,849
Total	$85,151	$171,823	$307,653	$485,071	$1,049,698

Loans with fixed interest rates	$35,229	$45,301	$171,306	$234,914	$486,750
Loans with floating interest rates	49,922	126,522	136,347	250,157	562,948
Total	$85,151	$171,823	$307,653	$485,071	$1,049,698

Allowance for Loan Losses

The allowance for loan losses totaled $16.0 million at December 31, 2016 compared to $13.6 million at year end 2015. The allowance for loan losses was equivalent to 1.53% of total loans held for investment at December 31, 2016 and December 31, 2015. Adequacy of the allowance is assessed and increased as determined necessary by management by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

The following tables present an analysis of the allowance for loan losses for the periods indicated.

	Allowance for Loan Losses
	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Balance, beginning of year	$13,563	$13,399	$13,136	$12,500	$11,738

Provision for loan losses	2,120	150	-	675	1,515

Charge-offs:
Commercial real estate - owner occupied	-	-	-	-	429
Commercial real estate - non-owner occupied	-	-	-	-	103
Residential real estate	-	-	21	97	790
Commercial	-	185	22	444	808
Real estate construction	-	-	-	-	-
Consumer	-	-	-	-	35
Total charge-offs	-	185	43	541	2,165
Recoveries:
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - non-owner occupied	-	-	-	199	416
Residential real estate	40	61	213	111	410
Commercial	285	102	93	179	566
Real estate construction	-	36	-	-	-
Consumer	-	-	-	13	20
Total recoveries	325	199	306	502	1,412
Net (charge-offs) recoveries	325	14	263	(39)	(753)

Balance, end of year	$16,008	$13,563	$13,399	$13,136	$12,500

Ratio of net charge-offs during the period to average loans outstanding during the period	-0.03%	0.00%	-0.04%	0.01%	0.13%

	Allocation of the Allowance for Loan Losses
	Year Ended December 31,
	2016	Percentage of total	2015	Percentage of total	2014	Percentage of total	2013	Percentage of total	2012	Percentage of total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$2,943	18.38%	$3,042	22.43%	$3,229	24.10%	$3,763	28.65%	$3,701	29.61%
Commercial real estate - non-owner occupied	2,145	13.40	1,862	13.73	1,894	14.14	1,734	13.20	2,173	17.39
Residential real estate	2,510	15.68	2,862	21.10	3,308	24.69	3,320	25.27	2,924	23.39
Commercial	7,053	44.06	4,612	34.00	4,284	31.97	3,484	26.52	3,028	24.22
Real estate construction	1,277	7.98	1,056	7.79	596	4.45	743	5.66	610	4.88
Consumer	80	0.50	129	0.95	88	0.65	92	0.70	64	0.51
Total	$16,008	100.00%	$13,563	100.00%	$13,399	100.00%	$13,136	100.00%	$12,500	100.00%

Non-performing Assets And Loans Past Due

The following table presents information with respect to non-performing assets and 90 day delinquencies as of the dates indicated.

	Non-performing Assets and Accruing Loans Past Due 90 Days or More
	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars In Thousands)
Non-accrual loans:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	5,486	-	-	-
Residential real estate	431	163	129	871	922
Commercial	5,551	722	1,493	1,664	1,821
Real estate construction	940	1,046	-	-	-
Consumer	-	-	-	-	-
Total non-accrual loans	6,922	7,417	1,622	2,535	2,743

Other real estate owned ("OREO")	-	-	-	-	-

Total non-performing assets	$6,922	$7,417	$1,622	$2,535	$2,743

Restructured loans included above in non-accrual loans	$2,940	$1,046	$698	$931	$759

Ratio of non-performing assets to:
Total loans plus OREO	0.66%	0.84%	0.21%	0.37%	0.44%

Total assets	0.48%	0.63%	0.15%	0.30%	0.32%

Accruing past due loans:
90 or more days past due	$-	$-	$-	$-	$-

Non-accrual loans totaled $6.9 million at December 31, 2016 and were comprised of seven borrowers. The loans are carried at the current net realizable value after consideration of $3.0 million in specific reserves. Included in non-accrual loans at December 31, 2016 is a restructured construction loan in the amount of $940 thousand as well as two commercial loans totaling $2.0 million. There were no restructured loans prior to 2010. The Bank considers restructurings of loans to troubled borrowers when it is deemed to be beneficial to the borrower and improves the prospects for complete recovery of the debt.

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

During 2014, ARE transferred an undeveloped commercial lot that was originally purchased for possible future banking center expansion to other assets available for sale when management listed the property for sale. The land, originally purchased for $1.2 million, was recorded at its appraised value less costs to sell. As such, ARE recorded an impairment charge of $707 thousand in the third quarter of 2014. The property was sold in 2016.

Deposits

Deposits totaled $1.05 billion at December 31, 2016 and were comprised of noninterest-bearing demand deposits in the amount of $362.0 million, savings and interest-bearing deposits in the amount of $440.6 million, and time deposits in the amount of $251.7 million. Total deposits increased $140.6 million from December 31, 2015. Noninterest-bearing deposits increased $54.2 million from $307.8 million at December 31, 2015 to $362.0 million at December 31, 2016. This increase in noninterest-bearing accounts is due to a combination of new accounts and increased balances in existing commercial accounts at year end. Savings and interest-bearing deposit accounts increased $146.9 million from $293.7 million at December 31, 2015 to $440.6 million at December 31, 2016. This increase was due to targeted marketing campaigns initiated in 2016. Time deposits decreased $60.5 million and totaled $251.7 million at December 31, 2016 compared to $312.2 million in 2015 due to a decrease in wholesale funding.

We use wholesale funding or brokered deposits to supplement traditional customer deposits for liquidity and to maintain our desired interest rate risk position. Together with FHLB borrowings we use brokered deposits to fund the short-term cash needs associated with the LHFS activities discussed under “Loans” as well as other funding needs. Brokered deposits totaled $132.6 million at December 31, 2016, which included $75.2 million in CDARS/ICS deposits as compared to $191.9 million at December 31, 2015, which included $88.5 million in CDARS/ICS deposits.

Through CDARS our depositors are able to obtain FDIC insurance of up to $50 million. The FDIC currently classifies CDARS deposits as brokered deposits, even though the deposits originate from our customers. These deposits are placed at other participating financial institutions to obtain FDIC insurance, and we receive a reciprocal amount in return from these financial institutions.

True brokered deposits have decreased from $103.4 million at December 31, 2015 to $57.4 million at December 31, 2016. Brokered deposits are viewed by many as being volatile and unstable; however, unlike retail certificates of deposit, there are no early withdrawal options on brokered certificates of deposit for any reason other than death of the underlying depositors. Brokered deposits provide funding flexibility and can be renewed at maturity, allowed to roll off or increased or decreased without any impact on core deposit relationships.

We manage the roll over risk of all deposits by maintaining liquid assets in the form of interest-bearing balances at the FRB and FHLB as well as investment securities available-for-sale and loans held for sale. In addition we also maintain lines of credit with the FHLB, FRB, and correspondent banks. At December 31, 2016 there was $212.1 million available under these lines of credit.

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

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2016, 2015, and 2014 are presented below.

	Average Deposits and Average Rates Paid
	Year Ended December 31,
	2016			2015			2014
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-bearing demand deposits	$132,734	$486	0.37%	$119,732	$265	0.22%	$114,853	$256	0.22%
Money market deposit accounts	204,897	846	0.41%	126,850	264	0.21%	115,192	232	0.20%
Savings accounts	37,950	196	0.52%	13,606	66	0.49%	3,884	14	0.36%
Time deposits	286,690	3,622	1.26%	302,924	3,053	1.01%	243,338	2,479	1.02%
Total interest-bearing deposits	$662,271	$5,150	0.78%	$563,112	$3,648	0.65%	$477,267	$2,981	0.62%
Noninterest-bearing demand deposits	359,352			303,583			238,118
Total deposits	$1,021,623			$866,695			$715,385

The table below presents the maturity distribution of time deposits at December 31, 2016.

	Certificate of Deposit Maturity Distribution
	Year Ended December 31, 2016
	Three months	Over three	Over
	or less	through twelve months	twelve months	Total
	(In Thousands)
Less than $100,000	$5,152	$35,365	$39,327	$79,844
Greater than or equal to $100,000	15,097	103,925	52,840	171,862
	$20,249	$139,290	$92,167	$251,706

Borrowings

Borrowed funds generally consist of advances from the FHLB, securities sold under agreements to repurchase, and federal funds purchased. At December 31, 2016 borrowed funds totaled $246.0 million, compared to $146.1 million at December 31, 2015.

Securities sold under agreements to repurchase represent overnight investment of funds from commercial checking accounts pursuant to sweep agreements which enable our corporate clients to receive interest on their excess funds.

The following table provides a breakdown of all borrowed funds.

	Borrowed Funds Distribution
	Year Ended December 31,
	2016	2015	2014
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB short-term borrowings	$129,000	$70,000	$160,000
Securities sold under agreements to repurchase	17,009	21,129	25,635
FHLB long-term borrowings	60,000	55,000	-
Federal funds purchased	40,000	-	-
Total at period end	$246,009	$146,129	$185,635

	Year Ended December 31,
	2016	2015	2014
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB short-term borrowings	$56,522	$91,992	$115,471
Securities sold under agreements to repurchase	16,038	21,853	21,071
FHLB long-term borrowings	68,525	18,890	-
Federal funds purchased	232	164	58
Total average balance	$141,317	$132,899	$136,600

Average rate paid on all borrowed funds	0.82%	0.35%	0.21%

	Year Ended December 31,
	2016			2015
	(Dollars In Thousands)
Average rate paid on all borrowed funds	Average Balances	Expense	Yield	Average Balances	Expense	Yield
FHLB advances and other borrowings	$125,047	$1,138	0.91%	$110,882	$450	0.41%
Securities sold under agreements to repurchase	16,038	16	0.10%	21,853	20	0.09%
Fed funds purchased	232	-	0.00%	164	1	0.01%
	$141,317	$1,154	0.82%	$132,899	$471	0.35%

Maximum balances at any given month-end during the periods of analysis are reflected in the following table:

	Year Ended December 31,
	2016		2015		2014
	Maximum Balance at		Maximum Balance at		Maximum Balance at
	any month-end		any month-end		any month-end
	(Dollars In Thousands)
FHLB short term borrowings	$129,000	December	$160,000	January	$161,000	November
Securities sold under agreements to repurchase	20,701	November	26,242	January	33,980	April
FHLB long term borrowings	80,000	February	-		-
Fed funds purchased	40,000	December	-		10,000	September

Shareholders’ Equity

Shareholders’ equity totaled $120.5 million at December 31, 2016, compared to $109.1 million at December 31, 2015. Major changes in shareholders’ equity during 2016 include net income of $16.4 million, $532 thousand from proceeds of stock options exercised, and stock based compensation of $335 thousand, an unrealized comprehensive loss on available-for-sale securities of $564 thousand, and cash dividends paid of $6.4 million.

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

	Risk Based Capital Analysis
	Year Ended December 31,
	2016	2015	2014
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$8,881	$8,805	$8,742
Additional paid in capital	21,779	19,953	18,538
Retained earnings	91,439	81,385	72,168
Less: Disallowed goodwill and other disallowed intangible assets	(1,432)	(1,380)	(1,491)
Less: Disallowed servicing assets and loss on equity security	(350)	(280)	(244)
Total Tier 1 Capital	$120,317	$108,483	$97,713

Allowance for loan losses	14,692	12,200	10,980

Total Risk Based Capital	$135,009	$120,683	$108,693

Risk weighted assets	$1,173,330	$973,908	$875,862

Quarterly average assets	$1,351,708	$1,161,080	$1,007,628

Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	10.25%	11.14%	NA
Tier 1 capital ratio	10.25%	11.14%	11.16%
Total capital ratio	11.51%	12.39%	12.41%
Leverage Capital Ratio:
Tier 1 leverage ratio	8.90%	9.34%	9.70%

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2016, overnight interest-bearing balances totaled $81.9 million and securities available-for-sale totaled $194.1 million.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2016, the Bank had a line of credit with the FHLB totaling $408.7 million with short-term borrowings of $129.0 million, long-term borrowings of $60.0 million, and a FHLB letter of credit for $35.0 million leaving approximately $184.7 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of December 31, 2016, outstanding repurchase agreements totaled $17.0 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at December 31, 2016, available credit under these lines amounted to $22.4 million as $40.0 million was advanced upon at year end.

The Bank relies on deposits and other short and long-term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider. The Corporation expects its short and long-term sources of liquidity and capital to remain adequate to support expected growth.

Contractual Obligations

The following table summarizes the Corporation’s significant fixed and determinable contractual obligations to make future payments as of December 31, 2016.

	December 31, 2016
	Less Than	1 - 3	More Than
	1 Year	Years	3 Years	Total
	(In Thousands)
Certificates of deposit	$159,539	$75,585	$16,582	$251,706
FHLB Advances	129,000	50,000	10,000	189,000
Securities sold under agreements to repurchase	17,009	-	-	17,009
Federal funds purchased	40,000	-	-	40,000
Leases	431	838	2,131	3,400
Total	$345,979	$126,423	$28,713	$501,115

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

Off Balance Sheet Items

During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2016, these commitments amounted to $364.7 million. Included in this balance are $9.6 million in performance standby letters of credit. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

The Mortgage Division had open forward contracts at December 31, 2016 with notional values totaling $54.3 million. See Notes 8 and 9 to the consolidated financial statements for further information.

The Mortgage Division has agreements with a variety of counterparties to whom mortgage loans are sold on a non-recourse basis. As customary in the industry, the agreements require the Mortgage Division to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance.  Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of the Mortgage Division for loans that contain covered deficiencies.  The Mortgage Division has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The amount of the provision and adequacy of the reserve is recommended by management and approved by the Board no less than quarterly.  Management estimates the reserve based upon an analysis of historical loss experiences and actual settlements with our counterparties. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve equals or exceeds the estimate of loss. Claims in process are recognized in the period received, actively monitored and subject to validation prior to payment.  Often times, claims are not factually validated and the claim is rescinded.  Once claims are validated and the actual or potential loss is agreed upon with the counterparty, the reserve is charged and a cash payment is made to settle the claim.  The loan performance data of sold loans is not always made available to the Mortgage Division by the counterparties, thereby making it difficult to estimate the timing and amount of claims until such time as claims are actually presented. Through careful monitoring and conservative estimates, the balance of the reserve has adequately provided for all claims since established. At December 31, 2016 and 2015 the balance in this reserve totaled approximately $1.0 million and is included in “Other liabilities and accrued expenses” on the balance sheet.

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2016. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2016, over a twelve month period an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 0.90%. An immediate 200 basis points increase in interest rates would result in an increase in net interest income by 1.8%. A 100 basis points decrease in interest rates would result in a negative variance in net interest income and is considered unlikely given current interest rate levels. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Access National Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of Access National Corporation as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access National Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Access National Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP
Richmond, Virginia
March 16, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Access National Corporation

Reston, Virginia

We have audited Access National Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Access National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Access National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Access National Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/S/ BDO USA, LLP

BDO USA, LLP
Richmond, Virginia
March 16, 2017

ACCESS NATIONAL CORPORATION

Consolidated Balance Sheets

(In Thousands, Except for Share and Per Share Data)

	December 31,
	2016	2015

Assets

Cash and due from banks	$9,186	$11,291
Interest-bearing deposits in other banks and federal funds sold	81,873	24,598
Total cash and cash equivalents	91,059	35,889

Securities available-for-sale, at fair value	194,090	160,162
Securities held-to-maturity, at amortized cost (fair value of $9,293 and $14,314)	9,200	14,287
Total investment securities	203,290	174,449

Restricted stock	10,092	7,259
Loans held for sale	35,676	44,135
Loans, net of allowance for loan losses 2016 - $16,008; 2015 - $13,563	1,033,690	873,915
Premises, equipment and land, net	7,084	6,689
Accrued interest receivable and other assets	49,817	36,212
Total assets	$1,430,708	$1,178,548

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing deposits	$362,036	$307,797
Savings and interest-bearing deposits	440,585	293,711
Time deposits	251,706	312,236
Total deposits	1,054,327	913,744

Short-term borrowings	186,009	91,129
Long-term borrowings	60,000	55,000
Other liabilities and accrued expenses	9,842	9,537
Total liabilities	1,310,178	1,069,410

Shareholders' Equity
Common stock, par value $0.835, authorized 60,000,000 shares, issued and outstanding, 2016 - 10,636,242 and 2015 - 10,544,751	8,881	8,805
Additional paid-in capital	21,779	19,953
Retained earnings	91,439	81,385
Accumulated other comprehensive loss, net	(1,569)	(1,005)
Total shareholders' equity	120,530	109,138
Total liabilities and shareholders' equity	$1,430,708	$1,178,548

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

	Year Ended December 31,
	2016	2015	2014
Interest and Dividend Income
Loans	$45,639	$40,055	$35,702
Interest-bearing deposits and federal funds sold	337	129	102
Securities	4,039	3,482	2,697
Total interest and dividend income	50,015	43,666	38,501

Interest Expense
Deposits	5,150	3,648	2,981
Short-term borrowings	402	252	292
Long-term borrowings	752	219	-
Total interest expense	6,304	4,119	3,273

Net interest income	43,711	39,547	35,228
Provision for loan losses	2,120	150	-
Net interest income after provision for loan losses	41,591	39,397	35,228

Noninterest Income
Service fees on deposit accounts	971	903	695
Gain on sale of loans	25,164	19,633	15,146
Other income	5,668	5,529	3,459
Total noninterest income	31,803	26,065	19,300

Noninterest Expense
Compensation and employee benefits	31,778	26,966	22,654
Occupancy	1,685	1,594	1,602
Furniture and equipment	1,359	1,446	1,219
Other	12,968	11,860	7,543
Total noninterest expense	47,790	41,866	33,018

Income before income taxes	25,604	23,596	21,510

Provision for income taxes	9,200	8,177	7,585
Net Income	$16,404	$15,419	$13,925

Earnings per common share:
Basic	$1.55	$1.46	$1.33
Diluted	$1.54	$1.46	$1.33

Average outstanding shares:
Basic	10,586,394	10,513,008	10,424,067
Diluted	10,677,561	10,581,871	10,466,841

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$16,404	$15,419	$13,925

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(816)	(528)	2,206
Less: reclassification adjustment for gains included in net income	(52)	(188)	(18)
Tax effect	304	255	(766)
Net of tax amount	(564)	(461)	1,422

Comprehensive income	$15,840	$14,958	$15,347

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except for Share and Per Share Data)

						Accumulated
						Other
			Additional			Compre-
	Common		Paid in		Retained	hensive
	Stock		Capital		Earnings	Income (Loss)	Total
Balance, December 31, 2013	$8,659		$17,320		$67,121	$(1,966)	$91,134

Comprehensive income:
Net income	-		-		13,925	-	13,925
Other comprehensive loss	-		-		-	1,422	1,422
Stock options exercised (76,132 shares)	63		617		-	-	680
Repurchase of common stock under share repurchase program (24,017 shares)	20		365		-	-	385
Cash dividends ($0.50 per share)	-		-		(5,214)	-	(5,214)
Cash dividend declared ($0.35 per share)	-		-		(3,664)	-	(3,664)
Stock-based compensation expense recognized in earnings	-		236		-	-	236

Balance, December 31, 2014	$8,742		$18,538		$72,168	$(544)	$98,904

Comprehensive income:
Net income	-		-		15,419	-	15,419
Other comprehensive income	-		-		-	(461)	(461)
Stock options exercised (29,975 shares)	26		354		-	-	380
Issuance of restricted common stock (7,500 shares)	6		122		-	-	128
Dividend reinvestment plan shares issued from reserve (37,707 shares)	31		607		-	-	638
Cash dividends ($0.58 per share)	-		-		(6,202)	-	(6,202)
Stock-based compensation expense recognized in earnings	-		332		-	-	332

Balance, December 31, 2015	$8,805	#	$19,953	#	$81,385 #	$(1,005)#	$109,138

Comprehensive income:
Net income	-		-		16,404	-	16,404
Other comprehensive loss	-		-		-	(564)	(564)
Stock options exercised (43,801 shares)	36		496		-	-	532
Issuance of restricted common stock (6,205 shares)	5		123		-	-	128
Dividend reinvestment plan shares issued from reserve (41,485 shares)	35		872		-	-	907
Cash dividends ($0.60 per share)	-		-		(6,350)	-	(6,350)
Stock-based compensation expense recognized in earnings	-		335		-	-	335

Balance, December 31, 2016	$8,881		$21,779		$91,439	$(1,569)	$120,530

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended December 31
	2016	2015	2014
Cash Flows from Operating Activities
Net income	$16,404	$15,419	$13,925
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,120	150	-
Provision for (recapture of provision for) losses on mortgage loans sold	-	-	(3,250)
Provision for off balance sheet losses	-	109	5
Writedown of other real estate owned	-	-	707
Income from bank-owned life insurance	(558)	(460)	(332)
(Gain) loss on sale of securities	(109)	89	47
Loss on sale of other real estate owned	35	-	-
Deferred tax (benefit) expense	(698)	(534)	866
Stock-based compensation	335	332	236
Valuation (allowance) release on derivatives	(394)	(383)	205
Net amortization on securities	2,051	1,077	790
Depreciation and amortization	515	507	485
Loss on disposal of assets	-	-	2
Changes in assets and liabilities:
Decrease (increase) in valuation of loans held for sale carried at fair value	669	240	(1,210)
Originations of loans held for sale	(537,076)	(484,747)	(408,346)
Proceeds from sales of loans held for sale	544,866	485,398	388,883
Increase in other assets	(2,113)	(1,470)	(3,342)
Increase in other liabilities	230	382	1,944
Net cash provided by (used in) operating activities	26,277	16,109	(8,385)
Cash Flows from Investing Activities
Proceeds from maturities and calls of securities available-for-sale	15,883	18,180	8,940
Proceeds from sale of available-for-sale securities	13,200	31,151	26,613
Purchases of securities available-for-sale	(65,734)	(86,264)	(82,708)
Proceeds from maturities and calls of securities held-to-maturity	5,000	-	5,000
Purchase of securities held-to-maturity	-	-	(3,055)
Purchases of Federal Reserve and Federal Home Loan Bank Stock	(9,761)	(13,843)	(16,470)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank Stock	6,928	15,545	16,068
Purchase of bank owned life insurance	(10,000)	-	(15,000)
Net increase in loans	(161,895)	(110,861)	(89,285)
Proceeds from sale of equipment	-	-	1
Proceeds from the settlement of other real estate owned	463	-	-
Purchases of premises and equipment	(871)	(232)	(211)
Net cash used in investing activities	(206,787)	(146,324)	(150,107)
Cash Flows from Financing Activities
Net increase in demand, interest-bearing demand and savings deposits	201,113	114,860	96,544
Net (decrease) increase in time deposits	(60,530)	43,441	85,927
Net increase (decrease) in securities sold under agreement to repurchase	35,880	(4,506)	(2,220)
Net increase (decrease) in other short-term borrowings	59,000	(90,000)	15,000
Net increase in long-term borrowings	5,000	55,000	-
Proceeds from issuance of common stock	1,567	1,146	1,065
Dividends paid	(6,350)	(9,866)	(5,214)
Net cash provided by financing activities	235,680	110,075	191,102

Increase (decrease) in cash and cash equivalents	55,170	(20,140)	32,610
Cash and Cash Equivalents
Beginning	35,889	56,029	23,419
Ending	$91,059	$35,889	$56,029
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$6,324	$4,094	$3,202
Cash payments for income taxes	$10,020	$8,769	$6,089
Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) gain on securities available for sale	$(868)	$(709)	$2,188
Transfers of loans held for investment to other real estate owned	$129	$-	$-
Other real estate owned transferred to other assets due to FHA guarantee	$(129)	$-	$-
Purchased land transferred to other assets held for sale	$-	$-	$1,207

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Operations - Access National Corporation (the “Corporation “) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The holding company was formed on June 15, 2002. The Corporation owns all of the stock of its subsidiary Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association.

The Bank has three active wholly-owned subsidiaries: Access Real Estate LLC (“Access Real Estate”), a real estate company; ACME Real Estate LLC, a real estate holding company of foreclosed property; and Access Capital Management Holding, LLC (“ACM”), a holding company for Capital Fiduciary Advisors, L.L.C., Access Investment Services, L.L.C. and Access Insurance Group, L.L.C.

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

Restrictions on Cash and Cash Equivalents - As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond (“FRB”). At December 31, 2016 and 2015, the amount of daily average required balances was approximately $43.6 million and $38.7 million, respectively. The Mortgage Division held escrow deposits in conjunction with mortgage loans totaling $196 thousand and $269 thousand at December 31, 2016 and 2015, respectively.

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

Restricted Stock - Restricted stock consists of Federal Home Loan Bank of Atlanta (“FHLB”) stock and FRB stock.  These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market.  Restricted stock is carried at cost on the Corporation's financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

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

Real Estate Owned - Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and current market conditions. Gains or losses on sales of real estate owned are recognized upon disposition. Real estate owned is included in other assets. At December 31, 2016 and 2015 the Corporation did not have any real estate owned due to foreclosure. The Corporation did have one property at December 31, 2015 which had previously been included in premises and equipment reclassified to other real estate owned when it was determined by management the land, originally purchased for potential banking center expansion, would not be used for those purposes. The property was subsequently sold in 2016.

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

Stock-Based Compensation Plans –In accordance with FASB ASC 718-10, the Corporation measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost is recognized over the period during which the employee is required to provide service in exchange for the award, the requisite service period. No compensation expense is recognized for equity instruments for which employees do not render the requisite service. The Corporation determines the fair value of the employee stock options using the Black-Scholes option pricing model.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” as well as most industry-specific guidance. The amendments also create a new Subtopic 340-40 “Other Assets and Deferred Costs – Contracts with Customers”. In summary, entities are to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of ASU 2014-09 are effective for annual periods beginning after December 15, 2017 and interim periods within 2018. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued with the intent to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and is effective for the Company on January 1, 2020. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on its Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 2. Securities

The following table provides the amortized cost and fair value for the categories of available-for-sale securities and held-to-maturity securities at December 31, 2016 and 2015. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$5,106	$-	$(112)	$4,994
Mortgage backed securities	120,794	177	(1,164)	119,807
Corporate bonds	8,631	35	-	8,666
Asset Backed Securities	13,105	17	(258)	12,864
Certificates of deposit	1,976	33	-	2,009
Municipals - nontaxable	45,392	172	(1,205)	44,359
CRA Mutual fund	1,500	-	(109)	1,391
	$196,504	$434	$(2,848)	$194,090

Held-to-maturity:
U.S. Government agencies	$5,000	$46	$-	$5,046
Municipals - nontaxable	1,597	18	-	1,615
Municipals	2,603	48	(19)	2,632
	$9,200	$112	$(19)	$9,293

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$19,124	$5	$(225)	$18,904
Mortgage backed securities	97,270	31	(1,224)	96,077
Corporate bonds	8,967	20	(28)	8,959
Asset Backed Securities	14,312	17	(299)	14,030
Certificates of deposit	1,976	1	(9)	1,968
Municipals - nontaxable	18,559	287	(32)	18,814
CRA Mutual fund	1,500	-	(90)	1,410
	$161,708	$361	$(1,907)	$160,162

Held-to-maturity:
U.S. Government agencies	$9,987	$50	$(32)	$10,005
Municipals - nontaxable	$1,686	$-	$(20)	$1,666
Municipals	2,614	43	(14)	2,643
	$14,287	$93	$(66)	$14,314

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

The amortized cost and estimated fair value of securities as of December 31, 2016 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	December 31, 2016
		Estimated
	Amortized	Fair
	Cost	Value
	(In Thousands)
Available-for-sale:
US Treasury and Agencies:
Due after five through ten years	$5,106	$4,994
Municipals - nontaxable:
Due after one through five years	3,442	3,500
Due after five through ten years	5,025	4,888
Due after ten through fifteen years	20,463	20,300
Due after fifteen years	16,462	15,671
Asset Backed Securities:
Due after five through ten years	3,080	3,001
Due after fifteen years	10,025	9,863
Certificates of deposit:
Due after one through five years	1,976	2,009
Corporate bonds:
Due in one year or less	4,141	4,144
Due after one through five years	4,490	4,522
Mortgage backed securities:
Due after one through five years	24,959	24,916
Due after five through ten years	24,996	24,895
Due after ten through fifteen years	12,861	12,555
Due after fifteen years	57,978	57,441

CRA Mutual fund	1,500	1,391

	$196,504	$194,090

Held-to-maturity:
US Treasury and Agencies:
Due after one through five years	$5,000	$5,046
Municipals:
Due after one through five years	431	447
Due after five through ten years	1,617	1,649
Due after ten through fifteen years	555	536
Municipals - nontaxable:
Due after one through five years	1,597	1,615
	$9,200	$9,293

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $178.7 million and $147.9 million at December 31, 2016 and 2015, respectively.

Restricted Stock

The Corporation’s restricted stock consists of FHLB stock and FRB stock. The amortized costs of the restricted stock as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
	(In Thousands)
Restricted Stock:

FRB stock	$999	$999

FHLB stock	9,093	6,260
	$10,092	$7,259

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Investment securities available-for-sale and held-to-maturity that had an unrealized loss position at December 31, 2016 and December 31, 2015 are detailed below.

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2016	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Investment securities available-for-sale:

Mortgage backed securities	$62,145	$(541)	$19,768	$(623)	$81,913	$(1,164)
U.S. Government agencies	4,994	(112)	-	-	4,994	(112)
Municipals	28,147	(1,205)	-	-	28,147	(1,205)
Asset backed securities	1,286	(37)	7,077	(221)	8,363	(258)
CRA Mutual fund	-	-	1,391	(109)	1,391	(109)
Total	$96,572	$(1,895)	$28,236	$(953)	$124,808	$(2,848)

Investment securities held-to-maturity:

Municipals	$536	$(19)	$-	$-	$536	$(19)
Total	$536	$(19)	$-	$-	$536	$(19)

	Securities in a loss		Securities in a loss
	Position for less than		Position for 12 Months
	12 Months		or Longer		Total
December 31, 2015	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Investment securities available-for-sale:

Mortgage backed securities	$63,327	$(774)	$29,375	$(450)	$92,702	$(1,224)
U.S. Government agencies	5,040	(85)	9,858	(140)	14,898	(225)
Municipals - nontaxable	1,452	(13)	2,244	(19)	3,696	(32)
Corporate bonds	-	-	7,066	(28)	7,066	(28)
Asset backed securities	247	(2)	9,531	(299)	9,778	(301)
Certificates of deposit	1,720	(7)	-	-	1,720	(7)
CRA Mutual fund	-	-	1,410	(90)	1,410	(90)
Total	$71,786	$(881)	$59,484	$(1,026)	$131,270	$(1,907)

Investment securities held-to-maturity:

U.S. Government agencies	$-	$-	$4,954	$(32)	$4,954	$(32)
Municipals - nontaxable	-	-	3,266	(34)	3,266	(34)
Total	$-	$-	$8,220	$(66)	$8,220	$(66)

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

Mortgage-backed

The Corporation’s unrealized losses on available-for-sale mortgage backed securities were caused by interest rate fluctuations. At December 31, 2016, thirty-two securities had unrealized losses of $1.2 million. All thirty-two securities are backed by the United States Government or a Government Sponsored Entity. The Corporation’s intent is to hold these securities until a market price recovery or maturity, and it has been determined that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery. As such, the Corporation does not consider these investments other than temporarily impaired.

US Government agencies

The Corporation’s unrealized loss on its U.S. Government Agency obligation was caused by interest rate fluctuations. On December 31, 2016, one available for sale security had an unrealized loss of $112 thousand. The severity and duration of this unrealized loss will fluctuate with interest rates in the economy. Based on the credit quality of the agency, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Asset backed securities

The Corporation’s unrealized losses on its other investments were caused by interest rate fluctuations. At December 31, 2016, five securities had unrealized losses of $258 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

Municipals

The Corporation’s unrealized losses on its municipal investments were caused by interest rate fluctuations. At December 31, 2016, one held-to-maturity municipal had an unrealized loss of $19 thousand while twenty-six available-for-sale municipals had unrealized losses of $1.2 million. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its CRA mutual fund investment was caused by interest rate fluctuations. At December 31, 2016, one security had an unrealized loss of $109 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of December 31, 2016 and 2015, the obligations outstanding under these repurchase agreements totaled $17.0 million and $21.1 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2016 was $21.4 million in total and consisted of $4.7 million in municipal securities, $6.9 million in mortgage-backed securities, $5.9 million in corporate bonds, $2.5 million in asset-backed securities, and $1.4 million in CRA mutual funds. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2015 was $24.3 million in total and consisted of $6.7 million in municipal securities, $4.9 million in mortgage backed securities, $6.2 million in corporate bonds, and $6.5 million in asset-backed securities.

Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses

The composition of net loans is summarized as follows:

	Year Ended December 31,
(Dollars In Thousands)	2016	Percentage of Total	2015	Percentage of Total

Commercial real estate - owner occupied	$250,440	23.87%	$219,877	24.77%
Commercial real estate - non-owner occupied	184,688	17.59	147,580	16.63
Residential real estate	204,413	19.47	201,447	22.70
Commercial	311,486	29.67	242,527	27.33
Real estate construction	91,822	8.75	66,003	7.44
Consumer	6,849	0.65	10,044	1.13
Total loans	$1,049,698	100.00%	$887,478	100.00%
Less allowance for loan losses	16,008		13,563
Net loans	$1,033,690		$873,915

Unearned income and net deferred loan fees and costs totaled $2.4 million and $2.0 million at December 31, 2016 and 2015, respectively. Loans pledged to secure borrowings at the FHLB totaled $266.6 million and $247.9 million at December 31, 2016 and 2015, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $16.0 million and $13.6 million at year end December 31, 2016 and 2015, respectively. The allowance for loan losses was equivalent to 1.53% of total loans held for investment at December 31, 2016 and 2015. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

The following provides detailed information about the changes in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 as well as the recorded investment in loans at December 31, 2016 and 2015.

	Allowance for Loan Losses
Twelve months ended December 31, 2016	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	40	285	-	-	325
Provisions	(99)	283	(392)	2,156	221	(49)	2,120
Ending Balance	$2,943	$2,145	$2,510	$7,053	$1,277	$80	$16,008

Twelve months ended December 31, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Charge-offs	-	-	-	(186)	-	-	(186)
Recoveries	-	-	61	102	37	-	200
Provisions	(187)	(32)	(507)	412	423	41	150
Ending Balance	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563

Twelve months ended December 31, 2014	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for credit losses:
Beginning Balance	$3,763	$1,734	$3,320	$3,484	$743	$92	$13,136
Charge-offs	-	-	(21)	(22)	-	-	(43)
Recoveries	-	-	213	93	-	-	306
Provisions	(534)	160	(204)	729	(147)	(4)	-
Ending Balance	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399

	Recorded Investment in Loans
December 31, 2016	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$2,943	$2,145	$2,510	$7,053	$1,277	$80	$16,008
Ending balance: individually evaluated for impairment	$-	$-	$-	$2,805	$221	$-	$3,026
Ending balance: collectively evaluated for impairment	$2,943	$2,145	$2,510	$4,248	$1,056	$80	$12,982
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance	$250,440	$184,688	$204,413	$311,486	$91,822	$6,849	$1,049,698
Ending balance: individually evaluated for impairment	$335	$-	$606	$6,182	$940	$-	$8,063
Ending balance: collectively evaluated for impairment	$250,105	$184,688	$203,807	$305,304	$90,882	$6,849	$1,041,635
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

December 31, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$200	$-	$200
Ending balance: collectively evaluated for impairment	$3,042	$1,862	$2,862	$4,612	$856	$129	$13,363
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans
Ending balance:	$219,877	$147,580	$201,447	$242,527	$66,003	$10,044	$887,478
Ending balance: individually evaluated for impairment	$349	$5,487	$346	$1,389	$1,046	$-	$8,617
Ending balance: collectively evaluated for impairment	$219,528	$142,093	$201,101	$241,138	$64,957	$10,044	$878,861
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

The Bank did not have any loans classified as loss or doubtful at December 31, 2016 and 2015. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of December 31, 2016 and 2015 is shown below.

	December 31, 2016
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$247,001	$1,213	$2,807	$-	$-	$(581)	$250,440
Commercial real estate - non-owner occupied	185,020	300	-	-	-	(632)	184,688
Residential real estate	202,762	932	878	-	-	(159)	204,413
Commercial	287,978	4,544	19,561	-	-	(597)	311,486
Real estate construction	91,296	-	940	-	-	(414)	91,822
Consumer	6,848	-	-	-	-	1	6,849
Total	$1,020,905	$6,989	$24,186	$-	$-	$(2,382)	$1,049,698

	December 31, 2015
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$214,613	$2,506	$3,245	$-	$-	$(487)	$219,877
Commercial real estate - non-owner occupied	142,146	316	5,487	-	-	(369)	147,580
Residential real estate	201,308	-	346	-	-	(207)	201,447
Commercial	213,559	11,653	17,732	-	-	(417)	242,527
Real estate construction	65,476	-	1,046	-	-	(519)	66,003
Consumer	10,042	-	-	-	-	2	10,044
Total	$847,144	$14,475	$27,856	$-	$-	$(1,997)	$887,478

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

	December 31, 2016
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$250,440	$-	$250,440
Commercial real estate - non-owner occupied	184,688	-	184,688
Residential real estate	203,982	431	204,413
Commercial	305,935	5,551	311,486
Real estate construction	90,882	940	91,822
Consumer	6,849	-	6,849
Total	$1,042,776	$6,922	$1,049,698

	December 31, 2015
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$219,877	$-	$219,877
Commercial real estate - non-owner occupied	142,094	5,486	147,580
Residential real estate	201,284	163	201,447
Commercial	241,805	722	242,527
Real estate construction	64,957	1,046	66,003
Consumer	10,044	-	10,044
Total	$880,061	$7,417	$887,478

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. For reporting purposes, however, loans past due 1 to 29 days are excluded. The delinquency status of the loans in the portfolio is shown below as of December 31, 2016 and 2015. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans
	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$250,440	$250,440
Commercial real estate - non-owner occupied	-	-	-	-	-	184,688	184,688
Residential real estate	-	97	-	97	431	203,885	204,413
Commercial	438	-	-	438	5,551	305,497	311,486
Real estate construction	-	-	-	-	940	90,882	91,822
Consumer	-	-	-	-	-	6,849	6,849
Total	$438	$97	$-	$535	$6,922	$1,042,241	$1,049,698

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$219,877	$219,877
Commercial real estate - non-owner occupied	-	-	-	-	5,486	142,094	147,580
Residential real estate	-	-	-	-	163	201,284	201,447
Commercial	-	-	-	-	722	241,805	242,527
Real estate construction	-	-	-	-	1,046	64,957	66,003
Consumer	-	-	-	-	-	10,044	10,044
Total	$-	$-	$-	$-	$7,417	$880,061	$887,478

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payments applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the years ended December 31, 2016, 2015 and 2014.

The table below shows the results of management’s analysis of impaired loans as of December 31, 2016 and 2015.

	Impaired Loans
	December 31, 2016			December 31, 2015
	Recorded	Unpaid principal	Related	Recorded	Unpaid principal	Related
	investment	balance	allowance	investment	balance	allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	5,486	5,783	-
Residential real estate	431	431	-	163	163	-
Commercial	2,748	3,771	-	722	1,743	-
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific related allowance recorded:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	2,803	1,400	2,805	-	-	-
Real estate construction	940	994	221	1,046	1,046	200
Consumer	-	-	-	-	-	-
Total:
Commercial real estate - owner occupied	$-	$-	$-	$-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	5,486	5,783	-
Residential real estate	431	431	-	163	163	-
Commercial	5,551	5,171	2,805	722	1,743	-
Real estate construction	940	994	221	1,046	1,046	200
Consumer	-	-	-	-	-	-
	$6,922	$6,596	$3,026	$7,417	$8,735	$200

The table below shows the average recorded investment in impaired loans for the years ended December 31, 2016, 2015 and 2014.

	Twelve Months Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	Average Recorded	Average Recorded	Average Recorded
	Investment	Investment	Investment
	(In Thousands)
Commercial real estate - owner occupied	$59	$-	$360
Commercial real estate - non-owner occupied	2,099	5,572	-
Residential real estate	120	163	324
Commercial	4,885	917	1,590
Real estate construction	1,009	1,086	-
Consumer	-	-	-
	$8,172	$7,738	$2,274

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

During 2016, two commercial loans to one borrower totaling $2.0 million at December 31, 2016 were modified in connection with a troubled debt restructuring. The modification granted the borrower an extension of the maturity date and was deemed to have no material financial effects as a direct result of this modification. One construction loan totaling $1.0 million at the time of restructure was modified in connection with a troubled debt restructuring during the year ended December 31, 2015. The modification granted the borrower reduced payments for a period of two years as well as a reduction in the interest rate. There were no material financial effects as a direct result of this modification.

No payment defaults occurred during the year ended December 31, 2016 or December 31, 2015 for loans restructured during the preceding 12 month period.

The table below shows the results of management’s analysis of troubled debt restructurings as of December 31, 2016 and 2015.

	Troubled Debt Restructurings
	December 31, 2016			December 31, 2015
	Number of loans	Outstanding balance	Recorded investment	Number of loans	Outstanding balance	Recorded investment
	(Dollars in Thousands)
Performing
Commercial real estate - owner occupied	-	$-	$-	1	$349	$349
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	1	217	175	1	225	183
Commercial	2	967	967	1	667	667
Real estate construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Non-Performing
Commercial real estate - owner occupied	-	$-	$-	-	$-	$-
Commercial real estate - non-owner occupied	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-
Commercial	2	2,000	2,000	-	-	-
Real estate construction	1	994	940	1	1,046	1,046
Consumer	-	-	-	-	-	-

Total	6	$4,178	$4,082	4	$2,287	$2,245

Notes to Consolidated Financial Statements

Note 4. Premises and Equipment

Premises and equipment, net, are summarized as follows:

	December 31,
	2016	2015
	(In Thousands)
Land	$1,342	$1,342
Premises	5,832	5,832
Leasehold improvements	1,351	1,228
Furniture and equipment	4,661	3,914
	13,186	12,316
Less accumulated depreciation	(6,102)	(5,627)
	$7,084	$6,689

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2016, 2015, and 2014, was $515 thousand, $507 thousand, and $485 thousand, respectively.

Note 5. Deposits

The composition of deposits is summarized as follows at December 31:

	2016		2015
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Interest-bearing demand deposits	$126,189	11.97%	$127,980	14.00%
Savings and money market	270,310	25.64	150,021	16.42
CDARS - time deposits	34,290	3.25	73,017	7.99
CDARS/ICS non-maturity deposits	40,925	3.88	15,517	1.70
Brokered deposits	57,389	5.44	103,390	11.31
Time deposits	163,188	15.48	136,022	14.89
Total interest-bearing deposits	692,291	65.66	605,947	66.31
Noninterest-bearing demand deposits	362,036	34.34	307,797	33.69
Total deposits	$1,054,327	100.00%	$913,744	100.00%

The aggregate amount of time deposits with a minimum denomination of $250,000 was $96 million for 2016 and $161 million for 2015.

At December 31, 2016, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2017	$159,539
2018	61,483
2019	14,102
2020	6,510
2021	2,883
Later years	7,189
$251,706

Brokered deposits totaled $133 million and $192 million at December 31, 2016 and 2015, respectively, which includes $75 million and $89 million, respectively, in CDARS deposits.

Notes to Consolidated Financial Statements

Note 6. Borrowings

The Bank is a member of the FHLB and may borrow funds based on criteria established by the FHLB. The FHLB may call these borrowings if the adjusted collateral balance falls below the borrowing level. The borrowing arrangements available from the FHLB could be either short-term or long-term borrowings, depending upon the Bank’s related cost and needs.

Advances from the FHLB for the years ended December 31, 2016 and 2015 are summarized below:

	2016	2015
	(Dollars In Thousands)
Balance outstanding at end of year	$189,000	$125,000
Average balance outstanding	$125,047	$110,882
Maximum outstanding at any month-end	$189,000	$160,000
Average interest rate during the year	0.91%	0.41%
Average interest rate at end of year	0.91%	0.75%

The scheduled maturity dates and related fixed interest rates on advances from the FHLB at December 31, 2016 are summarized as follows (dollars in thousands):

Maturity Date	Interest Rate	Outstanding Amount
DRC	0.80%	$69,000
2/27/2017	0.74%	25,000
3/20/2017	0.69%	20,000
10/2/2017	0.72%	15,000
3/27/2018	1.22%	10,000
10/2/2018	1.02%	10,000
4/4/2019	1.13%	20,000
10/2/2019	1.32%	10,000
10/2/2020	1.54%	10,000
		$189,000

Information concerning securities sold under agreements to repurchase and federal funds purchased for the years ended December 31, 2016 and 2015 is summarized below:

	2016	2015
	(Dollars In Thousands)
Balance outstanding at end of year	$57,009	$21,129
Average balance outstanding	$16,270	$22,017
Maximum outstanding at any month-end	$57,009	$26,242
Average interest rate during the year	0.10%	0.10%
Average interest rate at end of year	0.68%	0.10%

Repurchase agreements totaled $17.0 million and $21.1 million at December 31, 2016 and 2015, respectively. They are classified as secured borrowings and generally mature within one business day from the transaction date. They are reflected as the amount of cash received in connection with the transaction. In addition, $40.0 million in federal funds lines with other financial institutions were outstanding at December 31, 2016, leaving $22.4 million available for short-term funding needs. Federal funds purchased are overnight, unsecured borrowings.

The Bank has remaining lines of credit available with the FHLB which totaled $184.7 million at December 31, 2016. The FHLB advances are secured by a blanket floating lien on certain 1-4 family residential, HELOCS, second mortgages, commercial mortgages and investment securities with carrying values of $224.6 million at December 31, 2016.

Notes to Consolidated Financial Statements

Note 7. Income Taxes

Net deferred tax assets consisted of the following components as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$5,760	$4,838
Deferred fees	857	713
Allowance for loan losses on mortgage loans sold	557	573
Allowance for off balance sheet losses	270	268
Stock options	79	52
Securities available for sale	869	551
Land impairment	-	252
Other	197	141
	$8,589	$7,388
Deferred tax liability:
Depreciation	$147	$173
Other	88	58
	$235	$231
Net deferred tax assets included in other assets	$8,354	$7,157

The provision for income taxes charged to operations for the years ended December 31, 2016, 2015, and 2014 consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)

Current tax expense	$9,898	$8,711	$6,691
Deferred tax (benefit)	(698)	(534)	894
	$9,200	$8,177	$7,585

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2016, 2015, and 2014 as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Computed "expected" tax expense	$8,961	$8,259	$7,529
Increase (decrease) in income taxes resulting from:
State income taxes	117	92	62
Tax exempt income and interest	(409)	(257)	(164)
Merger related expenses	344	-	-
Other	187	83	158
	$9,200	$8,177	$7,585

As of December 31, 2016 and 2015, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect a significant increase or decrease in the next 12 months of unrecognized tax benefits. The Corporation recognizes interest and penalties related to unrecognized tax benefits as Interest Expense and Other Noninterest Expense, respectively, and not as part of the tax provision. The Corporation did not recognize a material amount of interest expense or penalties for the years ended December 31, 2016, 2015 and 2014. In addition, there were no interest or penalties accrued at December 31, 2016 or 2015. The Corporation is no longer subject to examination for federal and state purposes for tax years prior to 2013.

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingent Liabilities

The Corporation is committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2016, 2015, and 2014 totaled $878 thousand, $807 thousand, and $850 thousand, respectively.

The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2017	$431
2018	428
2019	410
2020	329
2021	317
Thereafter	1,485
$3,400

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

At December 31, 2016 and 2015 the Mortgage Division had open forward contracts with notional values of $54.3 million and $49.0 million, respectively. At December 31, 2016 and 2015, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was $102 thousand and ($54) thousand at December 31, 2016 and 2015, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Division does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Division does not close the loans subject to interest rate risk lock commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Division could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.

Interest rate lock commitments totaled $37.9 million and $26.6 million at December 31, 2016 and 2015, respectively, and included $7.3 million and $6.2 million that were made on a Best Efforts basis at December 31, 2016 and 2015, respectively. Fair values of these best efforts commitments were $82 thousand and $53 thousand at December 31, 2016 and 2015, respectively. The remaining hedged interest rate lock commitments totaling $30.6 million and $20.4 million at December 31 2016 and 2015 had a fair value of $484 thousand and $275 thousand, respectively.

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingent Liabilities (continued)

The Mortgage Division makes representations and warranties that loans sold to investors meet their program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At December 31, 2016 and 2015 the balance in this reserve totaled $1.0 million.

Allowance For Losses on Mortgage Loans Sold

	Year Ended December 31,
	2016	2015
	(In Thousands)

Balance at beginning of year	$1,029	$1,198
Provision charged to operating expense	-	-
Recoveries	-	-
Charge-offs	-	(169)
Balance at end of year	$1,029	$1,029

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $25.1 million and $53.2 million in outstanding commitments at December 31, 2016 and 2015, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $330.0 million and $304.9 million in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2016 and 2015, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $9.6 million and $7.6 million at December 31, 2016 and 2015, respectively.

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

Notes to Consolidated Financial Statements

Note 10. Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to the Corporation and which did not present more than the normal risk of collectability or other unfavorable terms. These related parties were indebted to the Corporation for loans totaling $10.8 million at December 31, 2016, and $11.4 million at December 31, 2015. During 2016, total principal additions were $132 thousand and total principal payments and changes in related parties’ debt were $691 thousand. The Corporation also has outstanding unused commitments to related parties amounting to $150 thousand at December 31, 2016. The aggregate amount of deposits at December 31, 2016 and 2015 from directors and officers or their immediate family members was $35.6 million and $36.4 million, respectively.

Note 11. Stock Option Plan

The Corporation established the Access National Corporation 2009 Stock Option Plan (“the Plan”) and it was approved by shareholders on May 19, 2009. The Plan reserves 975,000 shares of the Corporation’s common stock, $0.835 par value, for issuance under the Plan. The Plan allows for stock options to be granted with an exercise price equal to the fair market value at the date of grant. The expiration dates on options granted under this plan are generally five years from the grant date.

Total compensation cost for share-based payment arrangements recognized in 2016, 2015, and 2014 was $335 thousand, $332 thousand, and $236 thousand, respectively.

Cash received from option exercises under share-based payment arrangements for 2016, 2015, and 2014 was $532 thousand, $380 thousand, and $680 thousand, respectively.

Changes in the stock options outstanding under the Plan, for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	Year Ended December 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	407,832	$15.33	316,423	$14.02	281,380	$11.77
Granted	129,550	18.77	125,434	18.03	123,000	15.96
Exercised	(43,801)	12.15	(29,975)	12.62	(76,132)	8.95
Lapsed or canceled	(12,200)	16.54	(4,050)	16.40	(11,825)	13.34

Outstanding at end of year	481,381	$16.52	407,832	$15.33	316,423	$14.02

Options exercisable at end of year	173,781	$14.49	105,889	$12.99	43,697	$11.88

Options outstanding at year end 2016 were as follows:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted			Average	Weighted
Range of		Remaining	Average			Remaining	Average
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Life (in yrs)	Price	Value	Exercisable	Life (in yrs)	Price	Value

$7.55-$9.58	38,963	0.08	$9.24	$721,595	38,963	0.08	$9.24	$721,595
$9.59-$25.00	442,418	2.71	16.99	4,690,548	134,818	1.83	16.01	1,584,336
	481,381	2.50	$16.52	$5,412,143	173,781	1.44	$14.49	$2,305,931

Notes to Consolidated Financial Statements

Note 11. Stock Option Plan (continued)

The fair value of stock options granted was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014

Expected life of options granted	4.12 Years	4.09 Years	4.07 Years
Risk-free interest rate	1.25%	1.06%	0.69%
Expected volatility of stock	30%	30%	36%
Annual expected dividend yield	3%	3%	3%
Fair value of granted options	$473,272	$357,456	$305,143
Nonvested Options	307,600	301,943	272,726

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $340 thousand, $239 thousand, and $525 thousand, respectively. The weighted average grant date fair value of options granted during the years 2016, 2015, and 2014 were $4.12, $2.85, and $2.48, respectively.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan as of December 31, 2016 was $553 thousand. The cost is expected to be recognized over a weighted average period of 2.41 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1, and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016 and 2015, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2016 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institutions’ category.

The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015 are presented in the table below:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
December 31, 2016
Total Capital
(to Risk-Weighted Assets)
Corporation	$135,009	11.51%	$93,866	8.625%	$117,333	10.00%
Bank	$124,149	10.58%	$93,866	8.625%	$117,332	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$120,317	10.25%	$70,400	6.625%	$93,866	8.00%
Bank	$109,457	9.33%	$70,399	6.625%	$93,866	8.00%
Tier 1 Capital
(to Average Assets)
Corporation	$120,317	8.90%	$52,800	5.125%	$58,667	5.00%
Bank	$109,457	8.11%	$60,793	5.125%	$67,547	5.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$120,317	10.25%	$54,068	4.00%	$87,861	6.50%
Bank	$109,457	9.33%	$46,933	4.00%	$76,266	6.50%
December 31, 2015
Total Capital
(to Risk-Weighted Assets)
Corporation	$120,682	12.39%	$77,913	8.00%	$97,391	10.00%
Bank	$111,031	11.41%	$77,865	8.00%	$97,331	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$108,482	11.14%	$38,956	6.00%	$58,434	8.00%
Bank	$98,838	10.15%	$38,932	6.00%	$77,865	8.00%
Tier 1 Capital
(to Average Assets)
Corporation	$108,482	9.34%	$46,443	4.50%	$58,054	5.00%
Bank	$98,838	8.53%	$46,371	4.50%	$57,964	5.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$108,482	11.14%	$38,956	4.00%	$63,304	6.50%
Bank	$98,838	10.15%	$38,932	4.00%	$63,265	6.50%

Notes to Consolidated Financial Statements

Note 13. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential diluted common stock. Potential dilutive common stock has no effect on income available to common shareholders.

	Year Ended December 31,
	2016			2015			2014
	Net		Per Share	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In Thousands, Except for Per Share Data)
Earnings per share
Basic	$16,404	10,586	$1.55	$15,419	10,513	$1.46	$13,925	10,424	$1.33
Effect of dilutive securities:
Stock options and warrants	-	92	-	-	69	-	-	43	-
Diluted	-	-	1.54	-	-	1.46	-	-	1.33
Diluted earnings per share	$16,404	10,678	$1.54	$15,419	10,582	$1.46	$13,925	10,467	$1.33

Note 14. Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan (the “401(k) Plan”), which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $759 thousand, $638 thousand, and $540 thousand were charged to expense under the 401(k) Plan for 2016, 2015, and 2014, respectively.

Notes to Consolidated Financial Statements

Note 15. Other Expenses

The Corporation had the following other expenses for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
	(In Thousands)

Management fees	$1,187	$1,151	$799
Merger related costs	984	-	-
Business and franchise tax	953	875	806
Data processing	947	1,029	676
FDIC insurance	789	634	444
Investor fees	759	570	453
Advertising and promotional expense	735	754	873
Consulting fees	681	618	481
Accounting and auditing service	613	612	612
Telephone	385	346	309
Director fees	352	395	492
Stock option expense	335	332	236
Business development, meals, and travel	293	260	270
Regulatory examinations	282	257	217
Credit report	281	197	208
Publication and subscription	280	249	251
Early payoff	260	133	58
Insurance	255	206	182
Disaster recovery	199	190	241
Stationary and supplies	197	294	308
Employee education and development	186	198	96
FRB and Bank analysis charges	163	147	121
Verification fees	150	106	89
SBA guarantee fee	145	160	183
Postage	97	93	97
Dues and memberships	95	108	104
Common stock expense	95	97	89
Legal fees	79	363	277
Donations	64	73	16
Courier	57	59	93
Impairment of long lived asset	-	-	707
Provision release for LHFS	-	-	(3,250)
Other	1,070	1,354	1,005
	$12,968	$11,860	$7,543

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

The Corporation used the following methods to determine the fair value of each type of financial instrument:

Investment securities: The fair values for investment securities are determined by quoted market prices for similar securities from active markets (Level 2) or by independent valuations (Level 3) for securities not traded in active markets.

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

	Fair Value Measurement
	at December 31, 2016 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$4,994	$-	$4,994	$-
Mortgage backed	119,807	-	119,807	-
Corporate bonds	8,666	-	8,666	-
Asset backed securities	12,864	-	8,364	4,500
Certificates of deposit	2,009	-	2,009	-
Municipals - nontaxable	44,359	-	44,359	-
CRA Mutual fund	1,391	-	1,391	-
Total available-for-sale investment securities	194,090	-	189,590	4,500

Residential loans held for sale	35,676	-	35,676	-
Derivative assets	993	-	-	993
Total Financial Assets-Recurring	$230,759	$-	$225,266	$5,493

Financial Liabilities-Recurring
Derivative liabilities	$325	$-	$-	$325
Total Financial Liabilities-Recurring	$325	$-	$-	$325

Financial Assets-Non-Recurring
Impaired loans (1)	$6,922	$-	$-	$6,922
Total Financial Assets-Non-Recurring	$6,922	$-	$-	$6,922

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

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the twelve month period ended December 31, 2016 and 2015.

	Net Derivatives	Securites Available-For- Sale	Total
	(In Thousands)
Balance January 1, 2016	$273	$-	$273
Realized and unrealized gains included in earnings	395	-	395
Unrealized gains (losses) included in other comprehensive income	-	-	-
Purchases, settlements, paydowns, and maturities	-	-	-
Transfer into Level 3	-	4,500	4,500
Balance December 31, 2016	$668	$4,500	$5,168

Net Derivatives
(In Thousands)
Balance January 1, 2015	$(110)
Realized and unrealized gains included in earnings	383
Unrealized gains (losses) included in other comprehensive income	-
Purchases, settlements, paydowns, and maturities	-
Transfer into Level 3	-
Balance December 31, 2015	$273

During the fourth quarter of 2016, management transferred two asset backed securities into Level 3 from Level 2 due to the lack of readily available pricing information on these particular securities. Pricing for these securities is now obtained through an independent valuation service.

Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value at December 31, 2016 and 2015:

2016
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Asset-backed securities	$4,500	Valuation service	Discounted cash flows	3% - 6% (5.0%)
Derivative assets	$993	Market pricing (3)	Estimated pullthrough	75% - 90% (89.0%)
Derivative liabilities	$325	Market pricing (3)	Estimated pullthrough	75% - 90% (89.0%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$1,371	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 15% (10%)
Impaired loans - Non-real estate secured	$5,551	Cash flow basis	Liquidation expenses (2)	0% - 10% (5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented.

2015
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Derivative assets	$523	Market pricing (3)	Estimated pullthrough	75% - 90% (86.2%)
Derivative liabilities	$250	Market pricing (3)	Estimated pullthrough	75% - 90% (86.2%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$6,695	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 15% (14%)
Impaired loans - Non-real estate secured	$722	Cash flow basis	Liquidation expenses (2)	0% - 10% (4%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.
(2)	Valuations of impaired loans may be adjusted by management for qualitative factors such as liquidation expenses. The range and weighted average of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Market pricing on derivative assets and liabilities is adjusted by management for the anticipated percent of derivative assets and liabilities that will create a realized gain or loss. The range and weighted average of estimated pull-through is presented.

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

	December 31, 2016
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$35,676	$1,004	$34,672

	December 31, 2015
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$44,135	$1,673	$42,462

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

At December 31, 2016 and 2015, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 and 2015 were as follows:

	December 31,
	2016		2015
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$91,059	$91,059	$35,889	$35,889
Securities available-for-sale	194,090	194,090	160,162	160,162
Securities held-to-maturity	9,200	9,293	14,287	14,314
Restricted stock	10,092	10,092	7,259	7,259
Loans, net of allowance	1,069,366	1,080,820	918,050	982,811
Derivatives	993	993	523	523
Total financial assets	$1,374,800	$1,386,347	$1,136,170	$1,200,958

Financial liabilities:
Deposits	$1,054,327	$1,040,402	$913,744	$905,951
Short-term borrowings	186,009	185,910	91,129	90,269
Long-term borrowings	60,000	59,954	55,000	54,324
Derivatives	325	325	250	250
Total financial liabilities	$1,300,661	$1,286,591	$1,060,123	$1,050,794

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

Notes to Consolidated Financial Statements

Note 17. Segment Reporting (continued)

The following table presents segment information for the years ended December 31, 2016, 2015, and 2014.

	Commercial	Mortgage	Wealth			Consolidated
	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
2016

Revenues:
Interest income	$49,063	$1,767	$-	$20	$(835)	$50,015
Gain on sale of loans	-	25,164	-	-	-	25,164
Other revenues	3,893	(424)	3,034	1,401	(1,265)	6,639
Total operating income	52,956	26,507	3,034	1,421	(2,100)	81,818

Expenses:
Interest expense	6,324	548	-	267	(835)	6,304
Salaries and employee benefits	16,015	13,541	2,222	-	-	31,778
Other expenses	9,232	5,354	1,034	3,777	(1,265)	18,132
Total operating expenses	31,571	19,443	3,256	4,044	(2,100)	56,214

Income (loss) before income taxes	$21,385	$7,064	$(222)	$(2,623)	$-	$25,604

Total assets	$1,394,061	$39,356	$2,841	$18,037	$(23,587)	$1,430,708

Capital expenditures	$826	$3	$2	$40	$-	$871

	Commercial	Mortgage	Wealth			Consolidated
	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
2015

Revenues:
Interest income	$42,763	$1,650	$-	$16	$(763)	$43,666
Gain on sale of loans	-	19,633	-	-	-	19,633
Other revenues	3,229	388	2,671	1,391	(1,247)	6,432
Total operating income	45,992	21,671	2,671	1,407	(2,010)	69,731

Expenses:
Interest expense	4,135	467	-	280	(763)	4,119
Salaries and employee benefits	13,519	11,470	1,977	-	-	26,966
Other expenses	7,732	5,087	1,116	2,362	(1,247)	15,050
Total operating expenses	25,386	17,024	3,093	2,642	(2,010)	46,135

Income (loss) before income taxes	$20,606	$4,647	$(422)	$(1,235)	$-	$23,596

Total assets	$1,133,916	$46,077	$3,205	$16,837	$(21,487)	$1,178,548

Capital expenditures	$252	$15	$24	$9	$-	$300

	Commercial	Mortgage	Wealth			Consolidated
	Banking	Banking	Management	Other	Eliminations	Totals
	(In Thousands)
2014

Revenues:
Interest income	$37,816	$1,297	$-	$13	$(625)	$38,501
Gain on sale of loans	-	15,146	-	-	-	15,146
Other revenues	2,454	(614)	2,126	1,388	(1,200)	4,154
Total operating income	40,270	15,829	2,126	1,401	(1,825)	57,801

Expenses:
Interest expense	3,264	281	21	332	(625)	3,273
Salaries and employee benefits	11,897	9,212	1,545	-	-	22,654
Other expenses	6,220	1,293	910	3,141	(1,200)	10,364
Total operating expenses	21,381	10,786	2,476	3,473	(1,825)	36,291

Income (loss) before income taxes	$18,889	$5,043	$(350)	$(2,072)	$-	$21,510

Total assets	$1,006,576	$47,160	$1,624	$17,791	$(20,271)	$1,052,880

Capital expenditures	$251	$2	$-	$8	$-	$261

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Balance Sheets

	Year Ended December 31,
	2016	2015
	(In Thousands)
Assets
Cash	$11,339	$9,469
Investment in subsidiaries	109,825	99,520
Other assets	585	586
Total assets	$121,749	$109,575

Liabilities
Other liabilities	$1,219	$437
Total liabilities	1,219	437

Shareholders' Equity
Common stock	8,881	8,805
Capital surplus	21,779	19,953
Retained earnings	91,439	81,385
Accumulated other comprehensive loss	(1,569)	(1,005)
Total shareholders' equity	120,530	109,138
Total liabilities and shareholders' equity	$121,749	$109,575

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Income

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Income
Dividends from subsidiaries	$8,000	$8,625	$9,390
Interest	20	15	13
Other	134	113	199
	8,154	8,753	9,602
Expenses
Other expenses	3,079	1,660	1,704
Total expenses	3,079	1,660	1,704
Income before income taxes and undistributed income of subsidiaries	5,075	7,093	7,898
Income tax benefit	(588)	(467)	(469)

Income before undistributed income of subsidiaries	5,663	7,560	8,367
Undistributed income of subsidiaries	10,741	7,859	5,558
Net income	$16,404	$15,419	$13,925

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$16,404	$15,419	$13,925

Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(816)	(528)	2,205
Less: reclassification adjustment for gains included in net income	(52)	(188)	(18)
Tax effect	304	255	(765)
Net of tax amount	(564)	(461)	1,422

Comprehensive income	$15,840	$14,958	$15,347

Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION

(Parent Corporation Only)

Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Cash Flows from Operating Activities
Net income	$16,404	$15,419	$13,925
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(10,741)	(7,859)	(5,558)
(Increase) decrease in other assets	3	12	(6)
Increase (decrease) in other liabilities	51	(75)	89
Stock-based compensation	335	332	236
Net cash provided by operating activities	6,052	7,829	8,686

Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries	(127)	(592)	(433)
Sale or repayment of investments in and advances to subsidiaries	728	968	30
Net cash provided by (used in) investing activities	601	376	(403)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	1,567	1,145	1,066
Dividends paid	(6,350)	(9,866)	(5,214)
Net cash used in financing activities	(4,783)	(8,721)	(4,148)

Increase (decrease) in cash and cash equivalents	1,870	(516)	4,135

Cash and Cash Equivalents
Beginning	9,469	9,985	5,850

Ending	$11,339	$9,469	$9,985

Note 19. Bank-Owned Life Insurance

The Corporation had $26.4 million and $15.8 million in bank-owned life insurance (“BOLI”) at December 31, 2016 and 2015, respectively. The Corporation recognized interest income, which is included in other noninterest income, of $558 thousand, $460 thousand, and $332 thousand in 2016, 2015, and 2014, respectively.

Notes to Consolidated Financial Statements

Note 20. Merger with Middleburg Financial Corporation

On October 24, 2016, the Corporation announced the signing of a definitive agreement and plan of reorganization, dated October 21, 2016 (the “Middleburg Merger Agreement”), to acquire Middleburg Financial Corporation (“Middleburg”), and its wholly-owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc. Middleburg Bank is a Virginia-based bank with twelve financial service centers and one limited service facility primarily servicing Northern Virginia. The Middleburg Merger Agreement and the transactions pursuant thereto have been unanimously approved by the Boards of Directors of the Corporation and Middleburg and the merger is expected to close in the second quarter of 2017, subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of each company’s shareholders. At December 31, 2016, Middleburg had total assets of $1.27 billion, gross loans of $860.1 million, and total deposits of $1.05 billion. Under the terms of the Middleburg Merger Agreement, Middleburg shareholders will receive 1.3314 shares of the Corporation’s common stock for each share of Middleburg common stock held immediately prior to the effective date of the merger. As a result of the merger, each option to purchase shares of Middleburg common stock granted under a Middleburg equity-based compensation plan that is outstanding immediately prior to the effective date of the merger will be cancelled for a cash payment equal to the product of (i) the difference between the closing sale price of Middleburg common stock on the trading day immediately preceding the effective date of the merger and the per share exercise price of the stock option, and (ii) the number of shares of Middleburg common stock subject to such stock option. Each restricted share of Middleburg common stock granted under a Middleburg equity compensation plan that is outstanding immediately prior to the effective date of the merger will, pursuant to the terms of each such grant, vest in full immediately prior to the effective date of the merger and be converted into unrestricted shares of the Corporation’s common stock based on the exchange ratio.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

With the supervision and participation of its Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) and based on this assessment has concluded the Corporation’s internal control over financial reporting is effective as of that date.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

Item 10 – Directors, Executive Officers And Corporate governance

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors,” “Certain Relationships and Related Transactions” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2017 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

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

Item 11 – Executive Compensation

The information contained under the caption “Executive Compensation” in the 2017 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The information contained under the captions “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2017 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13 – Certain Relationships and Related Transactions, and Director independence

The information regarding certain relationships between the Corporation and its directors and officers is contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” in the 2017 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2017 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

PART IV

Item 15 – Exhibits, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibit Index:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated October 21, 2016, between Access National Corporation and Middleburg Financial Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 25, 2016 (filed number 000-49929))
3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))
3.1.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1.1 to Form 10-Q filed August 15, 2011 (file number 000-49929))
3.2	Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))
4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.0 to Form 10-KSB filed March 31, 2003)
Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation’s total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
10.5*+	Annual Compensation of Non-Employee Directors
10.6*+	Base Salaries for Named Executive Officers
10.10+	Access National Corporation 2009 Stock Option Plan, effective May 19, 2009 (incorporated by reference to Appendix A to the definitive proxy statement filed April 15, 2009)
10.10.1+	Form of Stock Option Agreement for Employee under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.1 to Form 8-K filed July 6, 2009)
10.10.2+	Form of Stock Option Agreement for Non-employee Directors under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed March 14, 2014).
10.13+	Employment Agreement between Access National Bank and Michael W. Clarke 2013 (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.13.1+	Amendment to Employment Agreement between Access National Bank and Michael W. Clarke, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.13.1 to Form 8-K filed November 25, 2013)
10.14+	Employment Agreement between Access National Bank and Robert C. Shoemaker 2013 (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.14.1+	Amendment to Employment Agreement between Access National Bank and Robert C. Shoemaker, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14.1 to Form 8-K filed November 25, 2013)
10.15+	Employment Agreement between Access National Bank and Dean Hackemer 2013 (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.15.1+	Amendment to Employment Agreement between Access National Bank and Dean Hackemer, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.15.1 to Form 8-K filed November 25, 2013)

10.16+	Employment Agreement between Access National Bank and Margaret M. Taylor (incorporated by reference to Exhibit 10.16 to Form 10-Q filed May 10, 2013 (file number 000-49929))
10.16.1+	Amendment to Employment Agreement between Access National Bank and Margaret M. Taylor, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.16.1 to Form 8-K filed November 25, 2013)
21*	Subsidiaries of Access National Corporation
23*	Consent of BDO USA, LLP
24*	Power of Attorney (included on the signature page of this report)
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income,(iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith

+ indicates a management contract or compensatory plan or arrangement

ITEM 15 - FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation
(Registrant)

Date: March 16, 2017	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer

Date: March 16, 2017	By:	/s/ Margaret M. Taylor
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

Signature	Title	Date

/s/ Michael W. Clarke
Michael W. Clarke	President, Chief Executive Officer & Director (Principal Executive Officer)	March 16, 2017

/s/ John W. Edgemond IV
John W. Edgemond IV	Director	March 16, 2017

/s/ Martin S. Friedman
Martin S. Friedman	Director	March 16, 2017

/s/ Michael G. Anzilotti
Michael G. Anzilotti	Chairman & Director	March 16, 2017

/s/ Thomas M. Kody
Thomas M. Kody	Director	March 16, 2017

/s/ Robert C. Shoemaker
Robert C. Shoemaker	Director	March 16, 2017

/s/ J. Randolph Babbitt
J. Randolph Babbitt	Director	March 16, 2017

/s/ Margaret M. Taylor
Margaret M. Taylor	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2017

