Form 10-K/A
period 2016-12-31
ACCESS NATIONAL CORP
filed 2017-05-01
CIK 1176316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Access National Corporation (the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017 (the “Original 10-K Filing”), solely for the purpose of including the information required by Items 10–14 of Part III of Form 10-K.  Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2017 Annual Meeting of Shareholders if such proxy statement is filed no later than 120 days after our fiscal year end.  We are filing this Amendment to include the Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information before that date.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original 10-K Filing is hereby amended and restated in its entirety, with the only changes being the addition of new certifications by our principal executive officer and principal financial officer filed herewith.  This Amendment does not amend or otherwise update any other information in the Original 10-K Filing.  Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

In connection with the Corporation’s acquisition of Middleburg Financial Corporation (“Middleburg”) and pursuant to the Agreement and Plan of Reorganization, dated as of October 21, 2016, between the Corporation and Middleburg, the Corporation appointed six directors of Middleburg to serve on the Corporation’s Board beginning on the acquisition date, April 1, 2017. John C. Lee, IV was appointed Chairman of the Board effective April 1, 2017. Michael G. Anzilotti, who had served as Chairman of the Board since 2015, was appointed Vice Chairman of the Board effective April 1, 2017.

The following biographical information discloses as of April 1, 2017, each director’s age, business experience in the past five years and the specific experience, qualifications, attributes and skills supporting the Board’s determination that each of these directors is a good fit for service on the Board of Directors, as well as the year each director first joined the Board of Directors.

There are no family relationships among any of our current directors and executive officers.

Michael G. Anzilotti, 67, has served as a director since 2014.

Mr. Anzilotti has served as a director of the Corporation and of Access National Bank (the “Bank”) since February 2014. He was elected Chairman of both Boards in June 2015 and served in that role until March 2017. In connection with the acquisition of Middleburg, he was appointed Vice Chairman of the Corporation’s Board and Chairman of the Bank Board, both effective April 1, 2017. He previously served as President of Virginia Commerce Bancorp, Inc. and as a member of Virginia Commerce Bank’s Executive Management team from 2004 until his retirement from Virginia Commerce Bank in 2010. He remained a director of Virginia Commerce Bancorp, Inc. and Virginia Commerce Bank until the company was acquired by United Bankshares, Inc. in January 2014. Prior to joining Virginia Commerce Bank, Mr. Anzilotti spent virtually his entire banking career with First Virginia Bank. He began his career there in 1971 as a management trainee in the accounting department. In 1975, Mr. Anzilotti left First Virginia Bank and became Assistant Comptroller at The National Bank of Washington before returning to First Virginia in 1978. He went on to serve as Senior Vice President and CFO, President of the Northern Virginia Operations Center, and Executive Vice President and Chief Administrative Officer before his ultimate role as President and CEO of First Virginia Bank in Northern Virginia. Mr. Anzilotti graduated from Virginia Polytechnic Institute and State University (“Virginia Tech”) with a B.S. in Marketing before earning an MBA at George Mason University. He also graduated from the Stonier School of Banking and holds an Honorary Doctorate degree from George Mason University as well as an Honorary Associates degree from the Northern Virginia Community College. Mr. Anzilotti brings to the Board over 45 years of experience in banking including accounting, corporate finance, capital management and management of banking operations at all levels.

J. Randolph Babbitt, 70, has served as a director since 2012.

Mr. Babbitt has served as a director of the Corporation and the Bank since 2012. He also previously served as a director of the Corporation from 2002 to 2009, and as a director of the Bank from 1999 to 2009. Mr. Babbitt is currently Managing Principal of Babbitt & Associates, LLC, an aviation consulting firm, which he formed in 2012. He was formerly Senior Vice President of Labor Relations for Southwest Airlines Co. from 2011 to 2016. He also served as Administrator of the Federal Aviation Administration from 2009 to 2011. Prior to that time, he was President and Chief Executive Officer of ECLAT Consulting, Inc., an aviation consulting practice, from its organization in 2001 until its merger into Oliver Wyman in 2007, where Mr. Babbitt served as a Partner. He also formerly served as President of the Air Line Pilots Association, International and has more than 44 years of experience in the aviation field, including almost 25 years as a pilot for Eastern Air Lines. Mr. Babbitt attended the University of Georgia and University of Miami. His extensive experience in a highly regulated industry, as well as his skills in consulting, management and finance, are valuable contributions to the Board.

Childs F. Burden, 66, has served as a director since April 1, 2017.

Mr. Burden was appointed to the Board of Directors of the Bank and Corporation effective April 1, 2017, in connection with the acquisition of Middleburg. Mr. Burden previously served as a director of Middleburg from 1997 until it was acquired by the Corporation on April 1, 2017. Since 1978, Mr. Burden was a partner with The Secor Group, a Washington, D.C. investment firm, until it was sold to Suddath Corporation in 2015.  In addition, he is committed to volunteer service for historic preservation and serves on many preservation associated boards. Mr. Burden holds a Bachelor of Arts degree in English from the University of Virginia and is a Chartered Financial Analyst.  He brings to the Board extensive knowledge of investments and financial services.

Michael W. Clarke, 55, has served as a director since 1999.

Mr. Clarke has served as President, Chief Executive Officer and a director of the Corporation since it was formed in 2002 and has served as Chief Executive Officer and a director of the Bank since it was organized in 1999. He also served as President of the Bank from its organization in 1999 until June 2016. Prior to joining the Bank, Mr. Clarke served as Chief Credit Officer of Patriot National Bank from its inception in 1990 until the company was sold in 1997 and remained with United Bank in the same capacity through 1998. Prior to joining Patriot, Mr. Clarke was Vice President of commercial lending at Crestar Bank in Alexandria, Virginia, from 1985 to 1989. Mr. Clarke graduated from Virginia Tech with a B.S. degree in finance. Mr. Clarke is a director of the Virginia Tech Foundation and serves on its Audit Committee. Mr. Clarke brings to the Board over 32 years of experience in the skilled front line delivery of banking products, credit risk management, corporate finance, capital management and management of banking operations at all levels.

John W. Edgemond, IV, 55, has served as a director since 1999.

Mr. Edgemond has served as a director of the Corporation since it was formed in 2002 and has served as a director of the Bank since it was organized in 1999. Mr. Edgemond is the owner and president of Greenworks Landscaping, a contract landscape and retail nursery in Chantilly, Virginia, which he founded in 1987. Prior to that time, Mr. Edgemond operated as a sole proprietor in the landscape business in Northern Virginia. Mr. Edgemond graduated from the University of California at Davis with a B.S. degree in plant science. Having started his business as a sole proprietor more than 32 years ago, Mr. Edgemond brings to the Board his hands-on business experience in sales, marketing, financial and human resource management, bank investment, and as a small business borrower and depositor throughout the business life cycle, which experience has been critical to his success.

Martin S. Friedman, 48, has served as a director since 2009.

Mr. Friedman has served as a director of the Bank and of the Corporation since 2009. Mr. Friedman is co-founder and serves as CEO of FJ Capital Management, an investment fund firm based in McLean, Virginia, since 2008. He formerly served on the Board of Directors and Compensation Committee of Anchor Bancorp Wisconsin, Inc., the holding company for AnchorBank FSB, a federal savings bank located in Madison, Wisconsin,  from 2013 until it was sold in 2016. He was previously director of Research for Friedman, Billings, Ramsey Group, a research and securities trading firm, from 1998 to 2007. Prior to that, he was a securities analyst with the same firm from 1992 to 1998. Mr. Friedman served on the Board of Directors for Guaranty Savings Bank in Metairie, Louisiana from 2008 to 2009. Mr. Friedman graduated from the University of Maryland with a B.S. degree in Finance. He brings to the Board over 26 years of experience in and around the commercial and investment banking industries, in which he applied and developed skills in financial analysis with an expertise in financial institutions, corporate finance, SEC and banking compliance and management.

Thomas M. Kody, 55, has served as a director since 1999.

Mr. Kody has served as a director of the Corporation since it was formed in 2002 and has served as a director of the Bank since it was organized in 1999. Since 1994, Mr. Kody has owned and operated a network of automobile dealerships and related businesses in Maryland and Virginia. Mr. Kody graduated from the University of Virginia with a B.A. degree in economics and government and completed a concentrated studies program with the University of Virginia’s McIntire School of Commerce. Mr. Kody’s experience has enabled him to successfully start, purchase and manage business enterprises of a variety of sizes. His particular skills in management, finance, negotiations and investments have been critical to his success and are invaluable attributes with respect to his service on the Board.

Gary D. LeClair, 61, has served as a director since April 1, 2017.

Mr. LeClair was appointed to the Board of Directors of the Bank and Corporation effective April 1, 2017, in connection with the acquisition of Middleburg. Mr. LeClair formerly served as a director of Middleburg from 2001 to 2006, and from 2008 until it was acquired by the Corporation on April 1, 2017. Mr. LeClair also served as a director of Middleburg Investment Group during his time on the Middleburg Board through the present and its subsidiary, Middleburg Trust Company from 1993 to 2006 and from 2008 to present.  Mr. LeClair is the founder and former CEO and Chairman of the law firm of LeClairRyan, a Professional Corporation.  Mr. LeClair holds a Bachelor of Business Administration degree in accounting from the College of William & Mary and a J.D. degree from Georgetown University School of Law.  Mr. LeClair’s extensive experience in the various aspects of the law and business, including dispute resolution, employee relations and contract negotiations, combined with his focus on the capital needs of a growing company and his extensive skills at managing risk and directing corporate strategy, provide the Board with an invaluable resource as it manages the current environment and looks to its future.

John C. Lee, IV, 59, has served as a director since April 1, 2017.

Mr. Lee was appointed to the Board of Directors of the Bank and to Chairman of the Corporation effective April 1, 2017, in connection with the acquisition of Middleburg. Mr. Lee formerly served as a director of Middleburg from 2006, and Chairman from 2016, until Middleburg was acquired by the Corporation on April 1, 2017. Mr. Lee founded Lee Technologies, a leading service provider for the data centers of the North American market, in 1983.  Schneider Electric, a global specialist in energy management, acquired Lee Technologies in 2011.  Mr. Lee maintained a senior leadership position with Schneider Electric until his departure in December 2014.   Mr. Lee serves on various corporate Boards including Canara (Columbia Capital), Primary Integration (Rotunda Capital), RedPeg Marketing and Aegis Mobile.  Mr. Lee also serves on various non-profit Boards including the Wolf Trap Foundation for the Performing Arts, Cal Ripken Sr. Foundation, Loyola University Maryland Board of Trustees, Northern Virginia Technology Council and The Economic Club of Washington, D.C.  Previous Boards on which he has served include the Virginia Tech Board of Visitors and Randolph-Macon College and Virginia Foundation for Independent Colleges (the “VFIC”).  Mr. Lee holds a Bachelor of Arts degree in economics and business administration from Randolph-Macon College.  Mr. Lee’s entrepreneurial and professional experience, together with his dedicated and wide-ranging philanthropic involvement as a business leader, provides the Board with valuable insight in matters of corporate strategy and planning.

Mary Leigh McDaniel, 63, has served as a director since April 1, 2017.

Ms. McDaniel was appointed to the Board of Directors of the Bank and Corporation effective April 1, 2017, in connection with the acquisition of Middleburg. Ms. McDaniel formerly served as a director of Middleburg from 2014 until it was acquired by the Corporation on April 1, 2017. Ms. McDaniel is a partner in the public accounting firm of Updegrove, Combs & McDaniel, PLC, a full service accounting firm that has been providing tax, accounting and financial consulting services throughout the Northern Virginia area for over 40 years. Ms. McDaniel was appointed by Governor Timothy M. Kaine to serve on the Vint Hill Economic Development Authority, serves on the PATH Foundation Board, and serves on the JV Board with LifePoint Hospitals. She has served on the Land Trust of Virginia, as Chair of the Fauquier County Chamber of Commerce and was the recipient of their Business Person of the Year Award. Additionally, she is a member of the Warrenton Garden Club. She was elected to the Fauquier County Board of Supervisors effective January 1, 2016. Ms. McDaniel graduated Magna Cum Laude from James Madison University with a Bachelor of Business Administration degree in Accounting and Finance, is designated a Certified Public Accountant by the Virginia State Board of Accountancy, and holds the specialty designation of Personal Financial Specialist from the American Institute of CPAs.  She has been designated as a “Super CPA” by Virginia Business Magazine for several years.  Ms. McDaniel, as a highly successful executive with accounting experience, is a valuable addition to our Board.

Janet A. Neuharth, 61, has served as a director since April 1, 2017.

Ms. Neuharth was appointed to the Board of Directors of the Bank and Corporation effective April 1, 2017, in connection with the acquisition of Middleburg. Ms. Neuharth formerly served as a director of Middleburg from 2006 until it was acquired by the Corporation on April 1, 2017. Ms. Neuharth is the Founder and President of Paper Chase Farms, Inc., an equestrian company based in Middleburg, Virginia. She is an active participant in Paper Chase Farms’ subsidiaries, serving as director of Marketing for the retail area and Editorial Director of the publishing division. Ms. Neuharth is also the Chair and CEO of The Freedom Forum, a nonpartisan foundation based in Washington, D.C. that champions the First Amendment as a cornerstone of democracy. Ms. Neuharth is the former Chair of the National Council at Vanderbilt University School of Law and currently serves on the boards of Guest Services, Inc., the Middleburg Forum, the Newseum, and the Newseum Institute. Ms. Neuharth holds a Bachelor of Arts degree in Political Science and English from the University of Florida and a J.D. degree from Vanderbilt University School of Law.  Ms. Neuharth’s leadership skills in consensus-building, risk management and executive management and her legal acumen add an important dimension and provide a valuable resource for the Board.

Robert C. Shoemaker, 56, has served as a director since 1999.

Mr. Shoemaker has served as Executive Vice President and a director of the Corporation since it was formed in 2002 and has served as Executive Vice President and a director of the Bank since it was organized in 1999. He has served as Chief Lending Officer of the Bank since 2013. He also served as Chief Credit Officer of the Bank from 1999 to 2010 and from 2012 to 2013. From 1990 to 1999, Mr. Shoemaker served as Senior Vice President of construction and real estate lending for Patriot National Bank in Vienna, Virginia and its successor, United Bank. Mr. Shoemaker graduated from the Hankamer School of Business at Baylor University with a B.A. degree in business administration. Mr. Shoemaker has over 32 years of experience in the skilled front line delivery of banking products, credit risk management, corporate finance and management of banking operations at all levels, which allows him to provide valuable contributions to the Board.

Gary R. Shook, 56, has served as a director since April 1, 2017.

Mr. Shook has served as Chairman and Chief Executive Officer of Middleburg Investment Group, Chairman of Middleburg Trust Company and President of the Middleburg Bank division of Access National Bank since April 1, 2017, in connection with the acquisition of Middleburg. Mr. Shook was appointed to the Board of Directors of the Bank and Corporation effective April 1, 2017 in connection with the acquisition of Middleburg. He formerly served as a director of Middleburg from 2006 until it was acquired by the Corporation on April 1, 2017. Mr. Shook formerly served as Chief Executive Officer and President of Middleburg from 2010 to 2017, and as President and Chief Executive Officer of Middleburg Bank from 2008 to 2017. From 2007 to 2008, he served as President of Middleburg and Middleburg Bank. From 2005 to 2007, Mr. Shook served as Executive Vice President, Investment Services and Fauquier Community Executive for Middleburg. Mr. Shook has served as Chairman of the Board of Middleburg Investment Group since 2010 and as a director of Middleburg Investment Group and Middleburg Trust Company since 2005. From 1995 to 2005, he was Senior Vice President of Fauquier Bankshares, Inc. Mr. Shook has served as a director of the Loudoun County Chamber of Commerce, Vice Chairman of the Fauquier Chamber of Commerce, Chairman of the Bluemont Concert Series, President of the Rotary Club of Warrenton, and Senior Warden and Vestryman of St. James’ Episcopal Church. He has served as a director and is a past Chairman of the Virginia Bankers Association. He is a member of the Government Relations Administrative Committee of the American Bankers Association. He is a Trustee and member of the Executive and Compensation Committees of the VFIC and a director of Shrine Mont, The Cathedral Shrine of the Transfiguration and Conference Center. He is also a member of the CEO Cabinet of Loudoun County and a member of the Loudoun Laurels Committee. Mr. Shook holds a Bachelor of Arts degree from the University of Virginia. Mr. Shook’s experience with Middleburg and Middleburg Bank provide the Board with an invaluable resource for assessing and managing risks and planning for corporate strategy.

Executive Officers Who Are Not Directors

The following biographical information discloses as of April 1, 2017, each executive officer’s (who is not a director) age, the positions held with the Corporation, the term of office as an executive officer and business experience for the past five years.

Margaret M. Taylor, 53, has served as an executive officer since 2012.

Ms. Taylor has served as Executive Vice President and Chief Financial Officer of the Corporation and Bank since December 2015. Prior to this, Ms. Taylor served as Senior Vice President and Chief Financial Officer of the Corporation and Bank since June 2012 and Senior Vice President, Accounting and Finance, of the Corporation and Bank from April 2012 to June 2012. Before joining the Corporation and Bank, Ms. Taylor was a partner at Dixon Hughes Goodman LLP, an accounting firm providing attestation and consulting services to a client base consisting of financial institutions and public companies. Ms. Taylor is a certified public accountant and first joined Dixon Hughes Goodman LLP in September 1999. Ms. Taylor graduated from Kennesaw State University Summa Cum Laude with a Bachelor of Business Administration degree.

Dean F. Hackemer, 52, has served as an executive officer since 2004.

Mr. Hackemer currently serves as President of Access National Mortgage (“ANM”), a division of the Bank. He previously served as President of Access National Mortgage Corporation (“ANMC”) from 2004 to 2011 and Chief Executive Officer of ANMC from 2005 to 2011. In 2011, the Bank dissolved ANMC and established ANM, a division of the Bank. From 2002 to 2004, Mr. Hackemer served as Executive Vice President and Chief Operating Officer of ANMC. From 1992 to 2002 he served as a loan officer, Vice President and Senior Vice President of Mortgage Investment Corporation. Mr. Hackemer graduated from the University of Virginia with a B.A. degree in economics and has almost 30 years of banking and mortgage banking experience.

Mark D. Moore, 53, has served as an executive officer since 2016.

Mr. Moore has served as President of the Bank and a director of the Bank since June 2016. Prior to then, Mr. Moore was Executive Vice President and Chief Lending Officer of John Marshall Bank from 2008 to 2016. From 2006 to 2008, Mr. Moore was Senior Vice President of Commercial Lending with M&T Bank. Mr. Moore was formerly a Principal of two Washington, D.C. area investment banking firms (The McLean Group from 2001 to 2003 and Longstreet Partners from 2001 to 2006), where he specialized in mergers and acquisitions advisory services, private equity investments, and capital formation support to the government contracting and technology sectors. The first half of Mr. Moore’s career from 1985 to 2001 was spent with Washington, D.C. area community banks in various commercial lending and group management roles. Mr. Moore graduated from Virginia Tech with a B.S. degree in Finance.

Jeffrey H. Culver, 48, has served as an executive officer since 2017.

Mr. Culver has served as Executive Vice President and Chief Operating Officer since April 1, 2017, in connection with the acquisition of Middleburg. Mr. Culver formerly served as Senior Executive Vice President and Chief Operating Officer of Middleburg and Middleburg Bank from 2013 until it was acquired by the Corporation on April 1, 2017, and as Executive Vice President and Chief Operating Officer of Middleburg and Middleburg Bank from 2008 to 2012. Mr. Culver also served as Corporate Secretary of Middleburg from 2008 until it was acquired by the Corporation. From May 2007 to December 2008, he served as Senior Vice President, Credit Administration and Strategic Planning of Middleburg.  From 2003 to 2007, Mr. Culver was Senior Vice President, Credit Administration of Middleburg. Mr. Culver holds a Bachelor of Arts degree from Ursinus College and Master of Arts degree in economics from American University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and greater than 10% beneficial owners of companies whose securities are registered under Section 12 of the Exchange Act to file reports with the SEC concerning their ownership of the companies’ securities. Based solely upon the Corporation’s review of such reports, or written representations that no other reports were required, the Corporation believes that all executive officers, directors and greater than 10% beneficial owners filed these required reports on a timely basis with respect to 2016.

CORPORATE GOVERNANCE

Audit Committee. Members of the Audit Committee are Messrs. Edgemond (Chair), Anzilotti, Babbitt, Friedman and Kody, each of whom satisfied the independence and financial literacy requirements of the NASDAQ Stock Market, Inc. (“Nasdaq”) listing standards and SEC regulations applicable to audit committee members.

While the Board of Directors believes that all of its Audit Committee members have the necessary experience and level of financial sophistication to serve effectively on the Audit Committee, the Board has determined that the Corporation does not currently have an “audit committee financial expert,” as defined by the SEC’s rules and regulations, serving on the Audit Committee. Nevertheless, the Board of Directors believes that the cumulative experience of the directors serving on the Audit Committee is adequate to provide appropriate oversight of the Corporation’s and the Bank’s audit functions. The members of the Audit Committee have significant management and financial oversight experience in businesses of various size and complexity across a variety of industries. In addition, all members of the Audit Committee have past employment experience in finance or accounting or comparable experience which results in each individual’s financial sophistication.

The Audit Committee assists the Board in its oversight duties with respect to financial reporting, internal controls and other matters relating to corporate governance. The Audit Committee reviews and approves various audit functions including the year-end audit performed by the Corporation’s independent public accountants. The Audit Committee met six times during 2016. The committee operates pursuant to a written charter adopted by the Board of Directors, which is available on the Corporation’s website, www.AccessNationalBank.com under “Investor Relations - Overview - Governance Documents”.

While the Board is responsible for risk oversight as part of its overall duties, the Audit Committee organizes and sets the tone for risk management in the Corporation. The Audit Committee maintains a robust charter and oversees the internal and external audit programs, including loan review, to ensure appropriate integrity and controls are in place. The Audit Committee reviews and adopts enterprise–wide risk assessments, approves all audit contractors and audit engagements, and reviews and evaluates the work product of all auditors designed to monitor the effectiveness of policies and controls and identify potential weaknesses and the status of remediation efforts for previously identified weaknesses or potential weaknesses. The Audit Committee includes only independent directors and excludes and operates independently of the CEO.

Code of Ethics. The Corporation has adopted a Code of Ethics that applies to its directors, executives and employees.  The Corporation’s Code of Ethics is available on the Corporation’s website, www.AccessNationalBank.com under “Investor Relations - Overview - Governance Documents”.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and General Objectives

The overall objective of the Corporation’s various compensation programs is to attract and retain skilled personnel. The Corporation believes the attraction and retention of skilled professionals has been the single most important contributing factor to the Corporation’s success. The Corporation recruits for and places high performance expectations upon its personnel. In order to attract highly skilled personnel, the Corporation aims to provide attractive compensation plans that allow top performing personnel to be well compensated when compared to local bank competitors.

The Compensation Committee periodically assesses the overall compensation provided to its employees, executives and directors against a variety of benchmarks to provide points of reference. The Compensation Committee examines industry sponsored studies, industry white papers, reports in trade publications and practices within individual companies, composites and subgroups of publicly traded banking companies. In reviewing these various data sources and performance comparisons, the Compensation Committee examines and considers not only the absolute value of each element of compensation and the total compensation, but also the allocation of each element within the total. The Compensation Committee does not rely upon any single source or formula to explicitly benchmark and determine the pay of its employees and executives.

Although only an advisory vote, the Compensation Committee and Board of Directors also considered the results of the most recent shareholder advisory vote on executive compensation that occurred at the 2016 Annual Meeting of Shareholders. Approximately 90% of the shareholder votes cast were FOR approval of the compensation of the Corporation’s named executive officers as disclosed in its proxy statement for the 2016 Annual Meeting of Shareholders. In consideration of affirmative shareholder approval as well as other factors addressed in this discussion, the Compensation Committee and Board of Directors have maintained the same compensation program for the Corporation’s executives, which it believes to be appropriate under its philosophy of aligning the interests of the executives with the interests of its shareholders.

For this discussion, compensation benefits may be characterized as current compensation and long-term compensation. The Corporation’s current compensation is designed to provide employees with current cash compensation that is viewed favorably and competitively by the employee. Examples of current compensation are base salaries, commissions and cash bonuses. Employees and officers responsible for revenue production and executive duties are compensated more highly than back office and administrative employees. Long-term compensation benefits are designed to provide each employee with the opportunity to create long-term wealth and financial security. Examples of long-term compensation include option awards and retirement plan contributions. Select long-term compensation benefits also serve to align the employee’s long-term interests with that of the Corporation’s shareholders. Furthermore, the Corporation fosters, and in some instances requires, ownership in the Corporation and use of the Corporation’s products and services by personnel at all levels.

Compensation of executive officers is based upon the Compensation Committee’s review of the performance and qualifications of each executive in the context of the business environment, defined job responsibilities, goals and objectives, and is established at least annually. Total compensation of each executive is comprised of base salary and performance-based compensation consisting of annual cash bonuses and stock option awards. In addition, each executive is entitled to participate in all other Corporation-provided benefits such as health and life insurance coverage and the retirement savings plan. The basic compensation arrangement, as well as other covenants and terms designed to protect and benefit the interests of both parties, may be set forth in employment contracts.

Compensation Programs as They Relate to Risk Management

The Compensation Committee and Board conducted their annual risk assessment between January 2017 and March 2017 and believe the Corporation’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Corporation, do not encourage imprudent risk-taking behavior, and are consistent with maintaining the organization’s safety and soundness. The business of banking and the delivery of financial services involve a high degree of risk, and risk management is an integral ingredient to a successful enterprise in this industry. The Corporation places a priority on fundamental building blocks to guard against excessive risk taking as follows: (i) Comprehensive Board approved policies and procedures are in place that define risk limits, approval authorities, exception processes and reporting thereof; (ii) An effective audit program is in place that includes an enterprise-wide risk management assessment, monitoring and testing program; and (iii) Employees and management are held to standards of personal and professional conduct and standards with respect to industry sanctions or investigations, adverse personal financial circumstances, credit, issues with municipal and taxing authorities or creditors or criminal backgrounds.

The Corporation does not have any compensation arrangements whereby any individual at any level has direct or individual authority over any decision that directly enriches their income. The Corporation does employ individuals who work on a commission or incentive basis. There are enhanced quality control and audit programs contained in the Audit Committee’s audit program that monitor the quality and performance of business generated by such individuals to guard against potential abuse of such programs. Additionally, the compensation program as it relates to the Corporation’s named executive officers includes, but is not limited to, the following features as further safeguards to mitigate risk, as well as to align executive officer interests with those of the shareholders:

▪	Minimum ownership requirements in the Corporation’s stock;
▪	Claw-back features; and

▪	Oversight of all executive compensation by the Compensation Committee, which is comprised of only non-employee “independent” directors.

Board Process

The Compensation Committee of the Corporation’s Board of Directors (referred to in this section as the “Compensation Committee” or the “Committee”) is responsible for approving and administering compensation of the Corporation’s executive officers, including the named executive officers, and directors. The Committee is comprised of all of the non-employee “independent” directors, as such terms are defined by the SEC and the Nasdaq listing standards. The Committee operates pursuant to a written charter adopted by the Board of Directors. The Committee reviews and reassesses this charter annually and recommends any changes to the Board of Directors for approval.

Under the Corporation’s 2009 Stock Option Plan, the Committee may delegate all or part of its duties and obligations to a designated officer(s) to administer the plan with respect to awards to employees who are not subject to Section 16 of the Exchange Act. The Compensation Committee has delegated authority to the Chief Executive Officer (“CEO”) or joint authority to the Chief Financial Officer (“CFO”) and the Chief Banking Officer (“CBO”) to authorize option awards for the purpose of recruiting and retaining non-executive officers and employees of the Corporation.

The Committee historically has not used the services of a compensation consultant with respect to executive and/or director compensation matters. However, in the first quarter of 2017, as a result of the pending acquisition of Middleburg, the Committee deemed it appropriate to engage an independent consultant to assist and advise on matters related to director and executive compensation and equity benefit plans. Pursuant to its charter, after considering such independence factors as required by the Nasdaq listing standards and applicable SEC rules, the Compensation Committee retained ChaseCompGroup, LLC Community Bank Consultants, a division of Gallagher Benefit Services, Inc., (“ChaseCompGroup”) as its independent compensation consultant. The Compensation Committee assessed the independence of ChaseCompGroup and concluded that its engagement did not raise any conflict of interest with the Corporation or any of its directors or executive officers. ChaseCompGroup met with the Compensation Committee, including without management present. To assist the Compensation Committee, ChaseCompGroup: (i) advised the Compensation Committee on industry standards, trends and best practices for executive and director compensation and equity benefit plans; (ii) collected and evaluated external market data and identified companies and comparison points to include in a compensation peer group; and (iii) made recommendations from supporting analyses on executive and director compensation philosophy, structure and compensation categories for the Corporation’s executive officers and non-employee directors. The Compensation Committee is considering these recommendations in making its executive and director compensation decisions in 2017.

The Compensation Committee monitors the compensation environment by reviewing information from various trade resources and publications. The CEO prepares a spreadsheet of data for each executive officer based on performance, and with that, the Committee commences its work to prepare for annual reviews, performance evaluations, bonus awards and salary adjustments early in the fourth quarter of each year. The Committee begins by reviewing past practices and any current issues that have been brought to light that may affect the decision process. With the assistance of the CEO and the Corporate Secretary, the Committee Chair prepares draft evaluations of each named executive officer that outline performance assessments and the various components of compensation. The drafts are reviewed by the Compensation Committee and refined as the year-end financial statement closing process proceeds. The CEO also submits a draft of option award recommendations for all officers and employees other than the named executive officers. Generally, by the time the Board of Directors meeting takes place in February, the financial statements are deemed to be final and the Compensation Committee has finalized its recommendations for action by the full Board of Directors. The Board reviews the recommendations, makes any changes and approves the compensation elements at the same meeting as the financial statements are considered final.

Employment Agreements

The Corporation did not have any employment agreements with its executives in 2016. All executive officer employment agreements during 2016 were with the Bank, which are described below.

On March 15, 2013, the Bank and Mr. Clarke entered into an employment agreement under which Mr. Clarke served as President and CEO of the Bank for an initial annual base salary of $370,000, subject to annual increases at the discretion of the Board of Directors. Mr. Clarke has served as CEO of the Bank since June 2016, when Mr. Moore began serving as President of the Bank. Mr. Clarke’s agreement also provides for an annual cash performance bonus based upon a performance evaluation by the Board of Directors and in an amount determined in the discretion of the Board of Directors, which could exceed 100% of his base salary, eligibility for an annual grant of at least 10,000 stock options issued at market value and other benefits including life insurance, family health insurance, disability insurance coverage and privileges generally provided to executives, as well as vacation and reimbursement of reasonable business expenses. The agreement also provided for Mr. Clarke to receive 10,000 stock options upon entering into the agreement, which were awarded on the effective date of the agreement.

Mr. Clarke’s agreement was for an initial term of 3 years, which ended March 31, 2016, with automatic 1 year renewals unless at least 120 days advance notice of nonrenewal is provided by either party prior to the end of the initial term or any extended term. The current term of the agreement ends on March 31, 2018. Mr. Clarke serves at the pleasure of the Bank’s Board of Directors. The agreement contains certain severance and change in control provisions which are described in the Termination and Change in Control Benefits section. The agreement also contains clawback provisions subject to and in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act. If the Board of Directors determines that the financial information used to determine the cash bonus, other incentive-based compensation, the value of the Bank, any financial losses, or exposure to inappropriate risks requires any financial restatement or causes a material noncompliance with the financial reporting requirements for the Bank, then the Board of Directors may require the repayment of all or any portion of the cash bonus or other incentive-based compensation paid to Mr. Clarke for the year for which such financial restatement or material non-compliance occurred. Finally, the agreement contains a covenant requiring Mr. Clarke to maintain ownership in the Corporation’s common stock in an amount equal to the lesser of $1,850,000 (five times his initial base salary under the agreement) or 100,000 shares for so long as the agreement remains in effect.

On March 15, 2013, the Bank and Mr. Shoemaker entered into an employment agreement under which Mr. Shoemaker serves as Executive Vice President of the Bank. The current term of the agreement ends on March 31, 2018. The terms of Mr. Shoemaker’s agreement are substantially the same as Mr. Clarke’s agreement, except as follows. Mr. Shoemaker’s initial annual base salary under the agreement was $296,800, subject to annual increases at the discretion of the Board of Directors, his annual cash performance bonus opportunity is up to 75% of his base salary, and he is eligible to receive an annual grant of at least 7,500 stock options issued at market value. The agreement also provided for Mr. Shoemaker to receive 7,500 stock options upon entering the agreement, which were awarded on the effective date of the agreement. The agreement contains certain severance and change in control provisions which are described in the Termination and Change in Control Benefits section. Mr. Shoemaker is also required to maintain ownership in the Corporation’s common stock in an amount equal to the lesser of $742,000 (two and one half times his initial base salary under the agreement) or 50,000 shares for so long as the agreement remains in effect.

On May 9, 2013, the Bank and Ms. Taylor entered into an employment agreement under which Ms. Taylor serves as Senior Vice President (now Executive Vice President) and CFO of the Bank. The current term of the agreement ends on March 31, 2018. The terms of Ms. Taylor’s agreement are substantially the same as Mr. Clarke’s agreement, except as follows. Ms. Taylor’s initial annual base salary under the agreement was $260,000, subject to annual increases at the discretion of the Board of Directors, her annual cash performance bonus opportunity is up to 30% of her base salary, and she is eligible to receive an annual grant of at least 3,500 stock options issued at market value. The agreement also provided for Ms. Taylor to receive 1,500 stock options upon entering into the agreement, which were awarded on the effective date of the agreement. The agreement contains certain severance and change in control provisions which are described in the Termination and Change in Control Benefits section. Ms. Taylor is also required to maintain ownership in the Corporation’s common stock in the following amounts for so long as the agreement remains in effect: (i) during the first year of the agreement, the lesser of 500 shares or $5,000; (ii) during the second year of the agreement, the lesser of 1,000 shares or $10,000; and (iii) during the third year of the agreement, the lesser of 2,000 shares or $20,000 and increasing thereafter by the lesser of 1,000 shares or $10,000 on each anniversary of the commencement date until the requirement reaches the lesser of 5,000 shares or $50,000 where it shall remain for so long as the agreement remains in effect.

On March 15, 2013, the Bank and Mr. Hackemer entered into an employment agreement under which Mr. Hackemer serves as President of Access National Mortgage, a division of the Bank, and Senior Vice President of the Bank. Mr. Hackemer currently serves as President of Access National Mortgage. The current term of the agreement ends on March 31, 2018. The terms of Mr. Hackemer’s agreement are substantially the same as Mr. Clarke’s agreement, except as follows. Mr. Hackemer’s initial annual base salary under the agreement was $350,000, subject to annual increases at the discretion of the Board of Directors, his annual cash performance bonus opportunity is up to 100% of his base salary, and he is eligible to receive an annual grant of at least 5,000 stock options issued at market value. The agreement also provided for Mr. Hackemer to receive 5,000 stock options upon entering into the agreement, which were awarded on the effective date of the agreement. The agreement contains certain severance and change in control provisions which are described in the Termination and Change in Control Benefits section. Mr. Hackemer is also required to maintain ownership in the Corporation’s common stock in an amount equal to the lesser of $875,000 (two and one half times his initial base salary under the agreement) or 50,000 shares for so long as the agreement remains in effect.

On November 19, 2013, Messrs. Clarke, Shoemaker, Hackemer and Ms. Taylor entered into amendments to their employment agreements.  Each amendment provides that, if Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), could apply to compensation to be paid under the executive’s employment agreement in connection with a change in control in the ownership or control of the Bank, cash payments to the executive shall be reduced to the extent necessary so that none of the executive’s compensation shall be considered an “excess parachute payment” under Section 280G of the Code (such reduction, the “280G Cutback”); provided, however, that no such reduction shall be made if the net economic benefit to the executive of compensation to be paid in connection with a change in control in the ownership or control of the  Bank is greater without giving effect to the 280G Cutback.

The Bank has not entered into an employment agreement with Mr. Moore.

The Corporation presently utilizes the following elements of compensation that are discussed generally and specifically as it relates to its named executive officers.

Base Salaries and Cash Bonuses (Non-Equity Incentive)

As the practice is customary in the financial services industry, the Corporation chooses to pay base salaries on regular intervals to reward employees for their qualifications and the discharge of duties in tending to the daily affairs of the Corporation. The Corporation expects base salaries to provide its employees with adequate cash flow to afford a lifestyle commensurate with their professional status and accomplishments. Certain sales personnel receive commissions as their primary compensation in lieu of salaries in order to reward successful sales efforts. The Corporation determines base salaries within the framework of general practices within the industry and considers individual duties and responsibilities in making salary determinations. Salary adjustments are made from time to time to reward performance against periodic goals and expanding the scope of activity and responsibility. Base salaries are the most important element of compensation as many other elements discussed in this Compensation Discussion and Analysis are determined based upon the underlying base salary of the employee or executive.

Regarding non-equity incentives, the Corporation’s practice is to award cash bonuses annually to its officers and other select employees based upon satisfaction of selected performance objectives during the preceding year. This practice is designed to encourage executives and employees to reach and exceed financial and non-financial goals in the continuing development of the Corporation’s business. The Corporation pays this compensation element to motivate performance that advances the ongoing interests of its shareholders. Cash bonuses that are paid to officers and employees other than the named executive officers are predicated upon similar factors, adjusted for individual job responsibilities. In general, “line” or customer contact personnel are provided the opportunity to earn cash bonuses of up to 25% of their base salary, and administrative and back office positions up to 15% of base salary.

For officers and employees other than the named executive officers, salaries and cash bonuses are administered under policies and guidelines set forth by management that are deemed reasonable for the nature of each employee’s responsibility, business conditions, skills, and performance. Generally all employees receive a competitive base salary commensurate with their skills, experience and responsibilities. The Corporation has a Salary Administration Program that is managed by the Director of Human Resources that ensures that properly documented performance reviews and salary adjustments are made in time intervals that are appropriate.

Evaluations of the named executive officers are administered by the Compensation Committee and Board of Directors and are also performance based, with an additional subjective element, at the full discretion of the Board. In addition to the base cash bonus, an additional amount of cash bonus may be awarded under this subjective evaluation and is intended to reward exceptional performance primarily in areas such as Return on Equity and Return on Assets, as such metrics compare to the Corporation’s historical and budgeted performance, as well as to the performance of the Corporation’s peers. The evaluation criteria for named executive officer base salary adjustments are substantially similar to and reviewed at the same time as the performance factors for cash bonuses.

The named executive officers for 2016 were Mr. Clarke, Mr. Shoemaker, Ms. Taylor, Mr. Hackemer and Mr. Moore. The following table summarizes each of the named executive officer’s current salaries for 2017 and the total cash bonus received as a result of their respective 2016 performance reviews, where applicable.

Name	2017 Base Salary ($)		2016 Cash Bonus ($)
Michael W. Clarke	585,000	(1)	425,000
Robert C. Shoemaker	334,750		243,750
Margaret M. Taylor	314,150		150,000
Dean F. Hackemer	386,250		400,000
Mark D. Moore	300,000		60,000

(1)      Mr. Clarke’s salary was $435,625 from January to March 2017, and was increased to $585,000 effective upon completion of the acquisition of Middleburg, which occurred on April 1, 2017.

With respect to base salary increases, cash bonuses and awards of stock options, which are granted at the discretion of the Board, the Committee subjectively evaluates the factors in their totality and does not employ a formula which predetermines the relative weighting of the factors.

The named executive officers of the Corporation (other than the President of the Bank and the President of the Mortgage division) are primarily evaluated based upon their respective functional responsibilities and the quantitative and qualitative assessment factors indicated below. Under each assessment factor, there are sub-components that are rated on a scale of 0-5, with 0 indicating “Failure to Perform” and 5 indicating “Outstanding” performance. The sub-components are then aggregated into a composite rating or average resulting in a 0-5 rating for each of the broader assessment factors. The assessment factors are then aggregated into an overall composite or average rating that is applied toward the eligible base cash bonus as set forth in the executive’s employment contract. There is no minimum payment threshold.

☐	Regulatory Exam / Audit results. The maximum bonus award would be achieved by maintaining high ratings against corporate objectives in all of the sub-components.
▪	Regulatory Exams
▪	Internal Audit Results
▪	External Audit Results
☐	Asset Quality (This assessment factor only applies to the CEO and CBO, and is the most significant factor considered for the CBO). The maximum bonus award would be achieved by maintaining outstanding ratings in Regulatory and Loan Reviews as well as outstanding asset quality measures compared against various peer groups.
▪	Regulatory Assessment
▪	Loan Review
▪	Past Dues
▪	Non-Performing Assets
▪	Charge Offs
☐	Return on Equity. The maximum bonus award would be achieved by both meeting budget goals and outperforming peers.
▪	Budget
▪	Peers

☐	General Budget Performance. The maximum bonus award would be achieved by meeting or exceeding budget goals.
▪	Net Income - consolidated
▪	Net Income - Bank only before tax and provision for loan losses
▪	Asset Growth
☐	Leadership, Governance and Relationships. The maximum bonus award would be achieved by ratings of outstanding in each of the sub-components.
▪	Quality
▪	Productivity
▪	Knowledge
▪	Reliability/Timeliness
▪	Attendance
▪	Initiative
▪	Creativity
▪	Working Relationships
▪	Adherence to Policies and Plans
☐	Strategic Direction (This assessment factor only applies to the CEO). The maximum bonus award would be achieved by ratings of outstanding in each of the sub-components.
▪	Maintenance / expansion of coverage by equity research firms
▪	Investor outreach
▪	Strategic initiatives
▪	Performance of other business lines

When evaluating the performance in Asset Quality and Return on Equity, the Compensation Committee assesses data from the following sources:

➢	All FDIC-insured commercial banks with assets between $1 and $10 billion.

The data is released quarterly by the FDIC (www.fdic.gov/qbp) and for 2016 summarizes the averages of key data points for approximately 506 commercial banks. The average asset size of banks within the group was $1.43 billion compared to the Bank’s reported total assets of $1.36 billion as of September 30, 2016. This data source is focused upon operating commercial banks and is used to compare performance of the Corporation’s subsidiary bank, exclusive of the holding corporation.

➢	Quarterly Community Bank Report as published by Ambassador Financial Group.

For 2016, this peer data contains performance statistics for 20 commercial banks established since 1980 in the Washington, D.C. MSA region. The Corporation’s total assets of $1.36 billion as of September 30, 2016 fall above the peer group median of $837 million. This peer group is ranked by Return on Equity (“ROE”) (year-to-date) in descending order in the table below.

	Total Assets ($000,000)	ROE (%)
Access National Bank, Reston	1,362	18.12
Cardinal Bank, McLean	4183	13.37
EagleBank, Bethesda	6,749	12.83
Capital Bank, Rockville	911	12.76
Congressional Bank, Bethesda	837	12.72
WashingtonFirst Bank, Reston	1912	9.81
Sonabank, McLean	1135	9.07
First Virginia Community Bank, Fairfax	837	9.06
Revere Bank, Laurel	1327	8.76
MainStreet Bank, Herndon	536	8.55
Old Line Bank, Bowie	1646	8.33
Chain Bridge Bank, McLean	619	8.26
John Marshall Bank, Reston	1017	6.67
Oak View National Bank, Warrenton	196	5.90
Freedom Bank, Fairfax	494	4.87
Frederick County Bank, Frederick	382	4.58
County First Bank, La Plata	227	3.66
City First Bank, Washington	257	2.69
Damascus Community Bank, Damascus	314	2.24
Monument Bank, Bethesda	513	(1.17)
MEDIAN	837	8.44

This peer group comparison is used to obtain additional public data of financial institutions that are not tracked for operating banks through the FDIC source listed above.

➢	SNL Financial, LC – Regional Peers

Data generated from SNL Financial, LC of peer financial institutions comprised of banks or consolidated public holding companies located in Virginia, Maryland and Washington, D.C. operating during any portion of the 12 months ended September 30, 2016 with market capitalization of $50 million to $1 billion, and total assets between $494 million and $1.92 billion, with a median of $1.14 billion. This peer data contains performance statistics for 24 banks and consolidated public holding companies of banks and thrifts, ranked by Return on Average Equity (“ROAE”) (last 12 months) in descending order in the table below.

	Total Assets ($000)	ROAA (%)	ROAE (%)
Access National Corporation	1,362,838	1.39	15.25
First Bancorp, Inc.	1,565,612	1.29	11.92
First National Corporation	712,672	0.81	11.46
Revere Bank	1,327,309	0.84	9.92
C&F Financial Corporation	1,425,010	0.90	9.40
Community Bankers Trust Corporation	1,204,231	0.87	9.33
WashingtonFirst Bankshares, Inc.	1,916,938	0.98	9.28
Virginia National Bankshares Corp.	569,539	0.94	9.18
MainStreet Bancshares	535,909	0.75	8.66
Chesapeake Financial Shares	718,922	0.94	8.65
Old Line Bancshares, Inc.	1,650,105	0.81	8.53
National Bancshares, Inc.	1,203,181	1.27	8.51
American National Bankshares	1,615,534	1.08	8.42
FVC Bankcorp, Inc.	837,014	0.84	8.26
Southern National Bancorp of Virginia, Inc.	1,135,436	0.90	7.88
Eagle Financial Services, Inc.	668,421	0.89	7.37
John Marshall Bank	1,017,477	0.84	7.08
Howard Bancorp, Inc.	1,014,787	0.63	6.77
Community Financial Corporation	1,281,874	0.57	6.66
Shore Bancshares, Inc.	1,157,866	0.83	6.24
Freedom Bank of Virginia	494,027	0.55	5.32
First United Corporation	1,338,189	0.45	5.22
Old Point Financial Corporation	905,756	0.32	2.99
Fauquier Bankshares, Inc.	623,877	(0.15)	(1.64)
MEDIAN	1,135,436	0.84	8.42

➢	SNL Financial, LC – National High Performing Peers

Data generated from SNL Financial, LC of peer financial institutions comprised of banks or consolidated public holding companies located in the United States operating during any portion of the 12 months ended September 30, 2016 with market capitalization (“market cap”) of $50 million to $1 billion, with a median of $207 million. For this peer set, minimum performance criteria was applied in order to obtain a national, high performing peer set, which included last twelve months ROAE of at least 12.0%, last twelve months Return on Average Assets (“ROAA”) of at least 1.2% and non-interest income of at least 12.0% as of September 30, 2016. The Corporation was above the median for each of the three (3) performance categories. This peer data contains performance statistics for ten (10) banks and consolidated public holding companies of banks and thrifts, ranked by ROAE in descending order in the table below. The Corporation’s ROAE ranked 4th out of the 10 national peers.

	Market Cap (in millions) ($)	ROAA (%)	ROAE (%)	Non-Interest Income/ Revenue (%)
Xenith Bankshares, Inc.	651.2	6.32	46.61	27.06
Thomasville Bancshares, Inc.	207.4	1.50	17.62	29.98
Parke Bancorp, Inc.	137.9	2.09	16.24	13.77
Access National Corporation	295.2	1.40	15.31	41.96
Union Bankshares, Inc.	202.7	1.27	14.72	28.93
West Bancorp	398.6	1.29	14.62	11.58
Trinity Bank N.A.	59.3	1.78	13.47	6.80
Bank of South Carolina Corp.	103.4	1.27	12.75	14.57
Enterprise Financial Services Corporation	860.5	1.25	12.67	16.35
Preferred Bank	743.9	1.27	12.26	4.78
MEDIAN	207.4	1.29	14.62	14.57

The employment agreement of the CEO of the Bank provides that he is eligible to receive an annual base salary increase and an annual cash bonus in an amount which could exceed 100% of his base salary, based upon a performance evaluation by the Board of Directors and as determined in the discretion of the Board of Directors. Based upon the Committee’s evaluation of 2016 performance, Mr. Clarke received a composite evaluation of 4.79. This resulted in a 2.5% base salary increase for 2017 over 2016 to $435,625. As part of his 2016 performance evaluation, Mr. Clarke was also awarded a cash bonus of $212,500 as a base level award and $212,500 as an additional discretionary amount for exceptional performance in ROAA, ROAE and Non-Interest Income compared to the peer data shown in the 3 peer tables above, the total of which represented 100.0% of his $425,000 base salary for 2016. The bonus was paid in March 2017. In March 2017, the Board of Directors approved an increase to Mr. Clarke’s base salary to $585,000, effective upon completion of the acquisition of Middleburg, which occurred on April 1, 2017. The increase was the result of an assessment by the Compensation Committee, with assistance from the independent compensation consultant as described in the Board Process section, of CEO compensation relative to the increased size of the Corporation as a result of the acquisition of Middleburg, and various performance metrics of the peer banks. The Committee concluded that the Corporation’s performance compares favorably to the peers, generally has a more complex business model, and that Mr. Clarke’s salary is generally lower than the CEO’s of most peer banks performing at this level.

The employment agreement of the Executive Vice President, Chief Banking Officer provides that he is eligible to receive an annual base salary increase and annual cash bonus in an amount up to 75% of his base salary based upon a performance evaluation by the Board of Directors. The amount of his annual cash bonus is at the discretion of the Board of Directors, and could exceed 75% of his base salary. For 2016 performance, Mr. Shoemaker received a composite evaluation of 4.67. This resulted in a 3.0% base salary increase for 2017 over 2016 to $334,750. As part of his 2016 performance evaluation, Mr. Shoemaker was also awarded a cash bonus of $121,875 as a base level award and $121,875 as an additional discretionary amount for exceptional performance in ROAA and ROAE compared to the peer data shown in the SNL Financial, LC peer tables above, as well as recognition of strong year over year loan growth, effective oversight and development of leadership expansion, significant additional duties related to the acquisition of Middleburg, and continued good asset quality statistics and management thereof. The total award of $243,750 represented 75.0% of his $325,000 base salary for 2016. The bonus was paid in March 2017.

The employment agreement of the Executive Vice President, Chief Financial Officer provides that she is eligible to receive an annual base salary increase and annual cash bonus in an amount up to 30% of her base salary based upon a performance evaluation by the Board of Directors. The amount of her annual cash bonus is at the discretion of the Board of Directors, and could exceed 30% of her base salary. For 2016 performance, Ms. Taylor received a composite evaluation of 4.67. This resulted in a 3.0% base salary increase for 2017 over 2016 to $314,150. As part of her 2016 performance evaluation, Ms. Taylor was also awarded a cash bonus of $91,500 as a base level award and $58,500 as an additional discretionary amount for exceeding expectations in the areas of business strategy involvement, including capital planning, and internal management reporting effectiveness, and significant additional duties related to the acquisition of Middleburg. The total award of $150,000 represented 49.2% of her $305,000 base salary of 2016. The bonus was paid in March 2017.

The President of the Mortgage division, which position is currently held by Mr. Hackemer, is evaluated based upon the following performance factors of such business unit. Each of the 4 factors is equally weighted. Within each factor are sub-components of performance factors. The same 0-5 rating scales as described above are utilized in Mr. Hackemer’s evaluation. The maximum bonus award would be achieved by meeting or exceeding the budget or established goals in each of the sub-components, and a minimum composite score of 2.5 is required to receive any base level cash bonus.

☐	Financial Performance
▪	Origination volume
▪	Pre-Tax Margins
▪	Net Income – Access National Mortgage division, compared to budget
▪	Net Income - consolidated Corporation, compared to budget
☐	Infrastructure Development / Business Plan Adherence
▪	Production objectives
▪	Recruiting
▪	Expansion of in-bound volume
▪	Referral Program with Bank
▪	Personnel Development
☐	Quality Control Program
▪	Regulatory Compliance / Exam
▪	Internal Audit Results
▪	Repurchases / Indemnifications
▪	Investor Scorecards
▪	Post-Settlement Documents
▪	Delinquency Rates
☐	Leadership, Governance and Relationships
▪	Quality
▪	Productivity
▪	Knowledge
▪	Reliability/Timeliness
▪	Attendance
▪	Initiative
▪	Creativity
▪	Working Relationships
▪	Adherence to Policies and Plans

The employment agreement of the President of the Mortgage division provides that he is eligible to receive an annual base salary increase and annual cash bonus in an amount up to 100% of his base salary, based on an evaluation by the Board of Directors of the performance factors listed above. The amount of his annual cash bonus is at the discretion of the Board of Directors, and could exceed 100% of his base salary. Based upon the Committee’s evaluation of 2016 performance, Mr. Hackemer received a composite evaluation of 4.89, which was above the minimum performance threshold. This resulted in a 3.0% base salary increase for 2017 over 2016 to $386,250. As part of his 2016 performance evaluation, Mr. Hackemer was also awarded a base level cash bonus of $360,917, and in recognition of exceeding expectations in loan volume and profitability, increased margins, compliance updates and risk management and mitigation, the Compensation Committee awarded Mr. Hackemer a discretionary cash bonus of $39,083 for 2016. The total award of $400,000 represented 106.8% of his $374,400 base salary for 2016. The bonus was paid in March 2017.

The Bank or Corporation have not entered into an employment agreement with Mr. Moore. He is an employee-at-will. Mr. Moore’s 2016 base salary was $287,500. Based on his 2016 performance evaluation, prorated for his employment since June 2016, Mr. Moore received a 4.4% base salary increase over 2016 to $300,000, effective April 1, 2017. As part of his 2016 performance evaluation, Mr. Moore was also awarded a cash bonus of $60,000.

The cash bonuses as described above are also reported in the Summary Compensation Table under the columns “Bonus” and “Non-Equity Incentive Plan Compensation”, as well as in the Grants of Plan-Based Awards table under the “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” column.

Dividend Reinvestment and Stock Purchase Plan (DRSPP)

The Corporation maintains a DRSPP as a benefit to its shareholders. Consistent with its philosophy of facilitating employee stock ownership, the Corporation actively facilitates participation in the DRSPP by its officers and employees. The DRSPP is available to all shareholders of the Corporation on the same basis as employees, except that non-employee shareholders cannot use the payroll deduction feature to make optional purchases under the plan. The Corporation facilitates regular payroll deductions and permits after tax bonuses to be used to make purchases under the plan. The plan provides that shares acquired from the Corporation through the plan are purchased at a 5% discount from the market price. Once contributions are made to the plan, the employee participant is free to trade or withdraw funds from the plan in a manner consistent with any other shareholder participant.

This practice is designed to reward employee stock ownership. The Corporation chooses to provide this element because it believes employee stock ownership motivates the Corporation’s employees to pursue the long-term success of the Corporation and aligns their interests with those of the Corporation’s other shareholders.

Most of the Corporation’s named executive officers and directors participate in this plan.

Executive Stock Ownership Covenants

The Corporation requires its named executive officers to maintain ownership in the Corporation’s common stock as described in the Employment Agreements section. The following table shows as of March 31, 2017, the required and actual beneficial ownership of the Corporation’s common stock of each named executive officer, and the aggregate value based upon the closing price of $30.02. Each of their beneficial holdings exceeded their respective requirement.

	Requirement: Lesser of		Actual		Ownership Value vs.
Name	Shares(#)	Value	Shares (#)	Value	Requirement
Michael W. Clarke	100,000	$1,850,000	799,403	$23,998,078	1,297%
Robert C. Shoemaker	50,000	$742,000	444,790	$13,352,596	1,796%
Margaret M. Taylor	3,000	$30,000	5,423	$162,798	543%
Dean F. Hackemer	50,000	$875,000	285,638	$8,574,853	980%
Mark D. Moore	—	$287,500	5,464	$164,029	— (1)

(1)	Mr. Moore has not entered into an employment agreement with the Bank or Corporation. The requirements in the table for Mr. Moore are based on the guidelines of the Stock Ownership and Patronage Policy as summarized on page 32. The requirement for the President of the Bank is to own stock valued at one times his base annual salary, which Mr. Moore has until March 15, 2020 to attain.

Option Awards

In recent years, stock options are the only form of equity compensation the Corporation has granted. The Corporation does not grant restricted stock or other forms of equity compensation. The Corporation makes option awards to select officers and employees. The objective of the option awards is to provide long-term compensation that aligns the officers’ and employees’ interests with those of the shareholders in building share value. The Corporation has chosen to pay this element of compensation as it finds it desirable for its employees to generate wealth due to favorable performance of the Corporation’s stock in the future. Furthermore, this long-term benefit helps the Corporation attract and retain high caliber professionals.

The Corporation’s practice is to grant option awards during the first quarter of each year to reward and recognize performance in the immediately preceding fiscal year. The Board’s schedule is determined several months in advance, and the proximity of any option awards to significant news announcements or other market events is coincidental. The option awards were granted in the first quarter of 2017 for performance in 2016 and provide for vesting in 4 equal annual installments. Vesting only requires passage of time and continued affiliation with the Corporation and does not require any level of future performance. The option awards were priced at the closing price on the award date. The Corporation expects future option awards to have similar vesting, terms and pricing provisions as the awards granted in the first quarter of 2017.

As outlined in their employment agreements (except for Mr. Moore), the executive officers are each entitled to minimum annual option awards for any year in which the executive earns an annual cash bonus under the cash bonus methodology described above. The following is a summary of the annual minimum and actual awards made to each named executive officer for the year ended December 31, 2016.

Executive	Annual Minimum Award		Actual Award
Michael W. Clarke	10,000		10,000
Robert C. Shoemaker	7,500		7,500
Margaret M. Taylor	3,500		5,000
Dean F. Hackemer	5,000		7,500
Mark D. Moore	—	(1)	2,000	(2)

(1) Mr. Moore has not entered into an employment agreement with the Bank or Corporation that would entitle him to a minimum option award.

(2) Mr. Moore received an additional stock option award of 5,000 on October 25, 2016, in connection with his employment in 2016.

The awards for the named executive officers are predicated upon the Compensation Committee’s evaluation of performance of the indicated executive. For 2016, Mr. Hackemer was awarded additional options over the annual minimum award provided in his employment agreement for exceeding expectations in loan volume and profitability, development and oversight of increased roles for senior management, additional duties related to the acquisition of Middleburg and risk management and mitigation. For 2016, Ms. Taylor was awarded additional options over the annual minimum award provided in her employment agreement for exceeding expectations in the areas of business strategy involvement, including capital planning and internal management reporting effectiveness and significant additional duties related to the acquisition of Middleburg.

Option awards for officers and select employees other than the named executive officers are administered in a similar manner. The terms are generally the same. The non-executive officer and employee awards are directed towards line personnel and other key support positions. General guidelines of annual awards are up to 10% of the employee’s base salary calculated upon the aggregate exercise price of the award. Awards are predicated upon the employee’s specific performance for the prior year just ended, as well as the overall corporate performance compared against goal objectives.

All Other Compensation (Including Perquisites)

The Corporation has a 401(k) defined contribution plan available to all employees subject to qualifications under the plan. The plan allows officers and employees of all levels to contribute earnings into a retirement account on a pre-tax basis. In addition, it has been the Corporation’s practice to make discretionary contributions to the plan. In 2016, the Corporation made discretionary contributions to participant accounts equal to 50% of the employees’ contributions. This element of compensation is designed to reward long-term savings and encourage financial security. The Corporation thinks it is in its best interest to encourage its employees to attain long-term financial security through active savings. This compensation benefit is consistent with that philosophy. Furthermore, an attractive retirement plan helps the Corporation attract and retain high caliber professionals. In 2016, each of the Corporation’s named executive officers participated in the 401(k) plan and received matching contributions that are reported under the “All Other Compensation” column of the Summary Compensation Table as well as in the All Other Compensation table.

The Bank has also purchased split-dollar life insurance policies that provide a death benefit of $100,000 for each named executive officer’s estate if the named executive officer dies while still employed. Policies with the same benefits have also been purchased for other officers of the Bank.

Certain positions within the Corporation require the Corporation’s officers and employees to travel and incur communications costs. The Corporation generally does not provide perquisites such as Corporation owned vehicles or cellular phones. The Corporation provides its named executive officers with expense allowances that are commensurate with the requirements of the duties and role of the individual within the Corporation’s business and the community. Under their employment agreements, Messrs. Clarke, Shoemaker and Hackemer each receive a flat dollar amount for auto expenses and communication expenses. In addition, the Corporation also provides Mr. Moore with a flat dollar amount for auto expenses and communication expenses, and reimburses him for base country club dues . The objective of these types of compensation benefits is to compensate select employees for use of their personal assets in the discharge of their duties. The Corporation does not “audit” the underlying activity so it is possible that actual expenses incurred by the employee may be more or less than the benefit provided. The amount paid is the Corporation’s estimate of the appropriate cost for the indicated service or asset. The aggregate amount of these benefits is reported on the employee’s Form W-2 and included in the taxable income reported by the Corporation for the employee. These auto and communication expense amounts for the Corporation’s named executive officers for 2016 are reported under the “All Other Compensation” column of the Summary Compensation Table as well as in the All Other Compensation table. In 2017, these monthly expense amounts will be:

Executive	Auto	Communication	Other
Michael W. Clarke	$700	$100	-0-
Robert C. Shoemaker	$600	$100	-0-
Margaret M. Taylor	-0-	-0-	-0-
Dean F. Hackemer	$600	$100	-0-
Mark D. Moore	$500	$100	$691	(1)

(1)	Base country club dues.

The Corporation’s named executive officers participate in and receive the same health insurance benefits as all other employees. However, in some cases, in order to attract and retain high level executives, the Corporation has found it beneficial to pay the amount of the premium that would normally be payable by the employee. The premiums are reported in the “All Other Compensation” column of the Summary Compensation Table as well as in the All Other Compensation table.

The Corporation does not provide any perquisites (i.e., personal benefits) to its named executive officers outside of those discussed above. The Corporation currently does not provide any of the following to any of its named executives: extraordinary life insurance coverage, personal financial or tax advice, personal travel, housing or living expenses, security services, commuting expenses, or discounts on products or services that are not generally available to all other employees.

Termination and Change In Control Benefits

Termination and change in control benefits for certain named executive officers are designed to compensate executives in the event of certain termination events or if there is a significant change in the Corporation’s business that effectively renders the executives’ services and responsibilities unnecessary or diminished in stature. The Corporation has chosen to make this benefit available in order to attract and retain the executives. Such benefits are customary in the financial services industry and are designed to provide executives with a liquidity event that can assist them in maintaining their lifestyle while seeking new employment. The re-employment time for high level executives is generally longer than for other professionals. This element of compensation is an important long-term compensation component that facilitates retention in an industry segment that is characterized by high volumes of merger and acquisition activity.

Mr. Clarke’s employment agreement contains termination and change in control provisions which are detailed in the Potential Payments Upon Termination or Change in Control table. If, during the term of the agreement, the Bank terminates Mr. Clarke’s employment without cause (as defined in the agreement) or Mr. Clarke terminates his employment for good reason (as defined in the agreement), Mr. Clarke will be entitled at termination to a lump sum payment equal to 2.75 times his highest reported compensation as reported on Form W-2 in the three full years preceding the termination date. Additionally, Mr. Clarke will be entitled to any bonuses that have been accrued or earned as of the termination date that remain unpaid, and medical, life and disability insurance paid by the Bank (subject to elimination if Mr. Clarke becomes employed and substantially similar coverage is made available to him) for one year from the termination date. If Mr. Clarke’s employment is terminated voluntarily by him within 180 days after a change in control (as defined in the agreement), he will be entitled to the same benefits as if termination were by him for good reason. Also, in the event of a change in control, Mr. Clarke will have the right to assume at cost any insurance contracts owned by the Bank which were acquired for purposes of insuring against Mr. Clarke’s death or disability. The agreement also contains non-competition and non-solicitation covenants for a period of one year following termination of Mr. Clarke’s employment other than a termination by the Bank without cause or by Mr. Clarke for good reason (except that in the case of a termination in connection with a change in control, the covenants will apply). If Mr. Clarke’s employment is terminated by his disability (as defined in the agreement) or death, he or his estate will be paid a lump sum payment at termination equal to 75% of the lump sum payment that would have been paid to him upon a termination following a change in control. (Mr. Clarke or his estate will not receive the bonus and medical, life and disability insurance that would have been received upon a termination following a change in control). In the event the Bank terminates Mr. Clarke’s employment for cause or termination by Mr. Clarke without good reason, Mr. Clarke will be entitled to Bank paid family coverage health insurance benefits for one year from the termination.

The termination and change in control provisions in Mr. Shoemaker’s employment agreement are substantially the same as Mr. Clarke’s agreement, except as follows. The lump sum payment due for termination by the Bank without cause or Mr. Shoemaker’s termination for good reason or in connection with Mr. Shoemaker’s termination following a change in control will be equal to 2.0 times his highest reported compensation reported on Form W-2 in the three full years preceding the termination date.

The termination and change in control provisions in Ms. Taylor’s employment agreement are substantially the same as Mr. Clarke’s agreement, except as follows. The lump sum payment due for termination by the Bank without cause or Ms. Taylor’s termination for good reason or in connection with Ms. Taylor’s termination following a change in control will be equal to 1.0 times her highest reported compensation reported on Form W-2 in the three full years preceding the termination date.

The termination and change in control provisions in Mr. Hackemer’s employment agreement are substantially the same as Mr. Clarke’s agreement, except as follows. The lump sum payment due for termination by the Bank without cause or Mr. Hackemer’s termination for good reason or in connection with Mr. Hackemer’s termination following a change in control will be equal to 1.5 times his highest reported compensation reported on Form W-2 in the three full years preceding the termination date.

The Bank has not entered into an employment agreement with Mr. Moore.

Potential Payments Upon Termination or Change in Control

The following table shows the estimated payments to or benefits to be received by each of the named executive officers upon the following termination events or upon a change of control of the Corporation, in each case assuming that each termination event or the change in control occurred on December 31, 2016, and assuming a stock price of $27.76 which was the closing stock price of the Corporation’s common stock on December 30, 2016 (the last business day of 2016). The amounts reflected in the following table are estimates, as the actual amounts to be paid to or received by a named executive officer can only be determined at the time of termination or change in control.

At termination, a named executive officer is entitled to receive all amounts accrued and vested under our 401(k) plan according to the same terms as other employees participating in those plans, so these benefits are not reflected in the table below. A named executive officer is also entitled to receive amounts earned during his term of employment regardless of the manner in which the named executive officer’s employment is terminated. These amounts include earned and unpaid base salary and vested stock or option awards and are not reflected in the table below. As a benefit to all employees, the Bank provides life insurance in the amount of 2 times the employee’s annual salary at the time of death, subject to a maximum of $500,000. These amounts are not included in the table below as the benefit is available to all full-time employees on the same basis.

		Employer termination without cause, Employee termination with good reason, or Employee termination within 180 days after a change in control		Employer termination with cause or Employee termination without good reason		Termination as a consequence of death or disability

Michael W.	Post termination compensation	$2,188,382	(1)	$0		$1,641,287	(7)
Clarke	Earned and unpaid cash bonus	$425,000	(9)	$0		$0
	Health care benefits continuation	$27,265	(5)	$24,269	(5)	$0
	Bank Owned Life Insurance Death Benefit	$0		$0		$100,000
	Early vesting of unvested options	$763,400	(6)	$0		$0
	Total Value	$3,404,047	(8)	$24,269		$1,741,287

Robert C.	Post termination compensation	$1,035,144	(2)	$0		$776,358	(7)
Shoemaker	Earned and unpaid cash bonus	$243,750	(9)	$0		$0
	Health care benefits continuation	$26,463	(5)	$24,269	(5)	$0
	Bank Owned Life Insurance Death Benefit	$0		$0		$100,000
	Early vesting of unvested options	$572,550	(6)	$0		$0
	Total Value	$1,877,907	(8)	$24,269		$876,358

Margaret M.	Post termination compensation	$542,397	(3)	$0	(5)	$406,797	(7)
Taylor	Earned and unpaid cash bonus	$150,000	(9)	$0		$0
	Health care benefits continuation	$3,879	(5)	$0		$0
	Bank Owned Life Insurance Death Benefit	$0	(6)	$0		$100,000
	Early vesting of unvested options	$347,000	(8)	$0		$0
	Total Value	$1,043,276		$0		$506,797

Dean F.	Post termination
Hackemer	compensation
	Earned and unpaid cash	$1,099,826		$0		$824,870
	bonus	$400,000	(4)(9)	$0		$0	(7)
	Health care benefits continuation	$33,589	(5)	$29,545	(5)	$0
	Bank Owned Life Insurance Death Benefit	$0		$0		$100,000
	Early vesting of unvested options	$586,430	(6)	$0		$0
	Total Value	$2,119,845	(8)	$29,545		$924,870

Mark D.	Bank Owned Life Insurance Death Benefit	$0		$0		$100,000
Moore (10)	Total Value	$0		$0		$100,000

(1)	Lump sum payment equal to 2.75x highest reported compensation as reported on Form W-2 in 3 full years preceding termination date.
(2)	Lump sum payment equal to 2.0x highest reported compensation as reported on Form W-2 in 3 full years preceding termination date.
(3)	Lump sum payment equal to 1x highest reported compensation as reported on Form W-2 in 3 full years preceding termination date.
(4)	Lump sum payment equal to 1.5x highest reported compensation as reported on Form W-2 in 3 full years preceding termination date.
(5)	Continuation of medical, life and disability insurance for one year from the termination date for employer termination without cause, employee termination with good reason, and employee termination within 180 days after a change in control. Continuation of medical insurance for one year from the termination date for employer termination with cause or employee termination without good reason. Ms. Taylor did not participate in the medical insurance program in 2016.
(6)	Options may first be exercised on the date of the change in control.
(7)	Lump sum payment equal to 75% of the lump sum payment that would have been paid upon a termination following a change in control.
(8)	For termination within 180 days after a change in control, these amounts do not take into account any reductions that may be required in order to comply with the 280G Cutback provision in each named executive officer’s employment agreement, if such 280G Cutback is applicable.
(9)	Cash bonus accrued or earned and unpaid as of the termination date.
(10)	Mr. Moore has not entered into an employment agreement with the Bank or Corporation and does not have any severance or change in control provisions related to his employment.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, subsequently recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee:

Martin S. Friedman (Chair)

Michael G. Anzilotti

J. Randolph Babbitt

John W. Edgemond, IV

Thomas M. Kody

The following table summarizes the total compensation for the year ended December 31, 2016 of the Corporation’s Chief Executive Officer, Chief Financial Officer and each of the Corporation’s next three most highly compensated executive officers. The Corporation did not have any other executive officers during 2016. The Corporation refers throughout this Amendment to the individuals in the following table as the named executive officers for 2016.

Summary Compensation Table

Fiscal 2016

Name And Principal Position	Year	Salary ($)[1,2]		Bonus ($)[1,3]	Stock Awards ($)	Option Awards ($)[4]	Non-Equity Incentive Plan Compensation ($)[1,2,3]	Change in Pension Value and Nonqual- ified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)[1,5]	Total ($)
Michael W Clarke,	2016	425,000		212,500	—	35,254	212,500	—	45,865	931,119
President,	2015	385,000		192,500	—	28,202	192,500	—	43,140	841,342
Chief Executive Officer	2014	370,000		185,000	—	24,966	185,000	—	37,708	802,674
Robert C. Shoemaker,	2016	325,000		121,875	—	26,441	121,875	—	43,863	639,054
Executive Vice President	2015	310,000		116,250	—	21,152	116,250	—	41,315	604,967
	2014	296,800		111,300	—	18,724	111,300	—	39,985	578,109
Margaret M.	2016	305,000		58,500	—	17,627	91,500	—	12,879	485,506
Taylor,	2015	290,000		38,000	—	14,101	87,000	—	12,237	441,338
Executive Vice President, Chief Financial Officer	2014	275,000		22,500	—	12,483	82,500	—	12,277	404,760
Dean F. Hackemer,	2016	374,400		39,083	—	26,441	360,917	—	50,989	851,830
Division President,	2015	360,000		39,480	—	21,151	335,520	—	45,428	801,579
Access National Mortgage	2014	344,167		18,836	—	18,724	341,164	—	40,775	763,666
Mark D. Moore, President, Access National Bank	2016	157,879	[6]	60,000	—	24,644	—	—	15,252	$257,775

(1)	Salaries and other cash compensation are paid by the Bank.
(2)	Also includes any amounts contributed by the executive to the 401(k) plan.
(3)	Except for the discretionary portions of annual cash bonuses earned during 2016, 2015 and 2014, annual cash bonuses earned under each named executive officer’s employment agreement based on an evaluation by the Compensation Committee and Board of performance during 2016, 2015 and 2014, respectively, are reported in this table as “Non-Equity Incentive Plan Compensation.”
(4)	The amounts in this column reflect the aggregate grant date fair value of options awarded to each named executive officer during each of 2016, 2015 and 2014 under the 2009 Stock Option Plan, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to the Corporation’s audited financial statements for the fiscal year ended December 31, 2016 included in the Original 10-K Filing.
(5)	The amounts in this column for 2016 are detailed in the All Other Compensation table below.
(6)	Represents compensation paid since Mr. Moore’s employment began in June 2016 based on his 2016 salary of $287,500.

All Other Compensation

Fiscal 2016

Name	Auto and Communication Expense Allowance ($)	401(k) Employer Match[1] ($)	Company Paid Insurance Premiums ($)	Other ($)	Total ($)
Michael W.Clarke	9,600	9,000	27,265	-0-	45,865
Robert C. Shoemaker	8,400	9,000	26,463	-0-	43,863
Margaret M. Taylor	-0-	9,000	3,879	-0-	12,879
Dean F. Hackemer	8,400	9,000	33,589	-0-	50,989
Mark D. Moore	7,200	—	—	8,052 [2]	15,252

(1)	Reflects amounts paid as 401(k) profit sharing match to participating employees.
(2)	Reflects club dues paid on behalf of Mr. Moore.

The following table summarizes certain information with respect to incentive-based cash bonus awards granted to the named executive officers during or for the year ended December 31, 2016 and reflects the amounts that could have been paid under each such award. The table also reflects option awards that the named executive officers could have received under their employment agreements in 2017 based on 2016 performance, or in the case of Mr. Moore, received as an award for 2016 performance.

Grants of Plan-Based Awards

Fiscal 2016

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target [1,2] ($)	Maximum ($)	Threshold[3] (#)	Target (#)	Maximum (#)	of Stock or Units (#)	Underlying Options (#)	Option Awards ($/Sh)	Option Awards[4] ($)
Michael W. Clarke	—	—	—	—	—	—	—	—	—	—	—
	02/23/17	—	—	—	10,000	—	—	—	—	27.82	35,254
Robert C. Shoemaker	—	—	243,750	—	—	—	—	—	—	—	—
	02/23/17	—	—	—	7,500	—	—	—	—	27.82	26,441
Margaret M. Taylor	—	—	91,500	—	—	—	—	—	—	—	—
	02/23/17	—	—	—	3,500	—	—	—	—	27.82	12,355
Dean F. Hackemer	—	—	375,000	—	—	—	—	—	—	—	—
	02/23/17	—	—	—	5,000	—	—	—	—	27.82	17,650
Mark D. Moore	—	—	—	—	—	—	—	—	—	—	—
	02/23/17	—	—	—	—	—	—	—	2,000	27.82	12,381
	10/25/16	—	—	—	—	—	—	—	5,000	23.85	24,644

(1)	Except for Mr. Clarke, reflects target amount that could be earned as a non-equity incentive award based on 2016 performance. The employment agreements of each of the named executive officers (other than for Mr. Moore) provide for non-equity incentive awards that do not have a minimum threshold or maximum payment level. These bonuses can range anywhere from $0 to a specified percent of the named executive officer’s salary or above in the Board’s discretion (see the Base Salaries and Cash Bonuses (Non-Equity Incentive) section of the Compensation Discussion and Analysis for specific percentages for each executive). Mr. Clarke’s employment agreement does not provide a target amount that could be earned as a non-equity incentive award.

(2)	All of these target amounts are percentages of the individual’s 2016 base salary. The actual amount of the non-equity incentive plan award earned was determined by the Compensation Committee and Board of Directors on February 23, 2017 and paid shortly thereafter and is reported as “Non-Equity Incentive Plan Compensation” for Messrs. Clarke, Shoemaker and Hackemer and Ms. Taylor in the Summary Compensation Table on page 27.
(3)	Reflects the minimum number of options that could be awarded pursuant to the named executive officer’s employment agreement upon performance that earns an annual cash bonus for the 2016 performance year. The total number of options awarded in 2017 to each named executive officer for 2016 performance is discussed in the Option Awards section of the Compensation Discussion and Analysis.
(4)	The amounts in this column reflect the grant date fair value of the minimum option awards under the 2009 Stock Option Plan for 2016, computed in accordance with FASB ASC Topic 718.

The following table includes certain information with respect to all unexercised options held by the named executive officers at December 31, 2016. On that date, the named executive officers held no shares of restricted stock.

Outstanding Equity Awards at 2016 Fiscal Year-End

	Option Awards [1]
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael W. Clarke	2,500	[2]	—			$9.24	01/31/17
	2,500		2,500	[3]		$15.21	01/28/18
	2,500		2,500	[4]		$16.22	03/15/18
	2,500		5,000	[7]		$15.97	01/22/19
	2,500		7,500	[8]		$17.96	01/21/20
	—		10,000	[9]		$18.32	01/21/21
Robert C. Shoemaker	3,750	[2]	—			$9.24	01/31/17
	5,625		1,875	[3]		$15.21	01/28/18
	5,625		1,875	[4]		$16.22	03/15/18
	3,750		3,750	[7]		$15.97	01/22/19
	1,875		5,625	[8]		$17.96	01/21/20
	—		7,500	[9]		$18.32	01/21/21
Margaret M. Taylor	1,000	[5]	—			$10.95	04/09/17
	1,750		875	[3]		$15.21	01/28/18
	750		375	[6]		$12.79	05/09/18
	2,500		2,500	[7]		$15.97	01/22/19
	1,250		3,750	[8]		$17.96	01/21/20
	—		5,000	[9]		$18.32	01/21/21
Dean F. Hackemer	—		3,000	[3]		$15.21	01/28/18
	—		1,250	[4]		$16.22	03/15/18
	—		3,750	[7]		$15.97	01/22/19
	—		5,625	[8]		$17.96	01/21/20
	—		7,500	[9]		$18.32	01/21/21
Mark D. Moore	—		5,000	[10]		$23.85	10/25/21

(1)	All options were granted under the 2009 Stock Option Plan.
(2)	This option grant fully vested on 01/31/16.
(3)	This option grant vests in 4 equal installments as follows: 25% on 01/28/14; 25% on 01/28/15; 25% on 01/28/16; and 25% on 01/28/17.
(4)	This option grant vests in 4 equal installments as follows: 25% on 03/15/14; 25% on 03/15/15; 25% on 03/15/16; and 25% on 03/15/17.
(5)	This option grant fully vested on 04/09/16.
(6)	This option grant vests in 4 equal installments as follows: 25% on 05/09/14; 25% on 05/09/15; 25% on 05/09/16; and 25% on 05/09/17.
(7)	This option grant vests in 4 equal installments as follows: 25% on 01/22/15; 25% on 01/22/16; 25% on 01/22/17; and 25% on 01/22/18.
(8)	This option grant vests in 4 equal installments as follows: 25% on 01/21/16; 25% on 01/21/17; 25% on 01/21/18; and 25% on 01/21/19.
(9)	This option grant vests in 4 equal installments as follows: 25% on 01/21/17; 25% on 01/21/18; 25% on 01/21/19; and 25% on 01/21/20.
(10)	This option grant vests in 4 equal installments as follows: 25% on 10/25/2017; 25% on 10/25/18; 25% on 10/25/19; and 25% on 10/25/20.

The table below provides information regarding the value realized by our named executive officers upon the exercise of stock options during 2016. None of the named executive officers held restricted stock that vested during 2016.

Option Exercises and Stock Vested

Fiscal 2016

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise[1] ($)
Michael W. Clarke	—	—
Robert C. Shoemaker	—	—
Margaret M. Taylor	—	—
Dean F. Hackemer	10,500	$27,504
Mark D. Moore	—	—

(1)	Value realized is the aggregate number of options exercised multiplied by the closing market price of the Corporation’s common stock on the date of exercise minus the aggregate exercise price paid.

Director and Executive Stock Ownership and Patronage Policy

To elevate the visibility and importance of ownership and patronage, the Corporation adopted a Stock Ownership and Patronage Policy for directors and executive officers effective March 15, 2017. The Board believes that share ownership and business patronage align the interests of its executive officers and directors with the interests of shareholders, promotes sound corporate governance, and demonstrates a commitment to the Corporation. Executive officers who do not meet the stock ownership requirements as of the effective date of the policy, or who are appointed after the effective date of the Policy, or who are subsequently promoted to an executive officer position, will have three (3) years from the later of the effective date of the Policy or the date of appointment or promotion to attain the required level of stock ownership. Directors who do not meet the requirement as of the effective date will have three (3) years from their first day of service to attain the required level of stock ownership.

Director Compensation

The compensation philosophy and objectives described earlier also apply to the Corporation’s non-employee directors. The Corporation’s general practice is to pay the directors a basic cash retainer on a quarterly or monthly basis that is designed to compensate directors for their participation on the Board and the execution of their basic duties and responsibilities. Beginning in 2006 (for 2005 performance), the Compensation Committee also conducts an annual evaluation of performance under criteria similar to that used for its executive cash bonuses for payment of annual incentives to directors. Incentives are paid in cash, option awards or some combination thereof.

The Corporation monitors the level of compensation of its non-employee directors in the aggregate and by element as it compares to the compensation of its CEO. The Corporation believes the collective responsibility of the directors is commensurate to that of its CEO, although the duties do not require a full-time level of effort.

In 2016, the non-employee directors received a basic retainer of $36,000 each, paid monthly. The Chairman received an additional $1,000 per month designed to compensate him for the added responsibilities as Chairman. The collective retainer amount paid to the directors in 2016 was $192,000, which equals 45.2% of the 2016 base salary of the CEO. These amounts are reflected in the Director Compensation table under the column “Fees Earned or Paid in Cash”.

With respect to incentive payment for performance in 2016, the non-employee directors were granted stock option awards of 5,000 each or 25,000 in the aggregate. The non-employee directors also received as a cash incentive award of $36,000 each, or $180,000 in the aggregate. The options awarded for 2016 performance were granted in February 2017 under terms identical to option awards for executives and other employees.

The non-employee directors agreed to a basic retainer of $36,000 each, payable monthly, for 2017 until completion of the acquisition of Middleburg, with the Chairman to receive an additional $12,000 retainer, payable monthly, for 2017 until completion of the acquisition of Middleburg, which occurred on April 1, 2017. The collective retainer amount paid to the directors for January to March 2017 was $48,000 in the aggregate, or $192,000 annualized, which equates to 44.1% of the CEO’s initial base salary for 2017.

As described in the Board Process section, in the first quarter of 2017 the Compensation Committee engaged an independent consultant, ChaseCompGroup, to assist and advise on matters related to director compensation for the increased size of the Corporation and aggregate number of non-employee directors as a result of the acquisition of Middleburg. The Committee subsequently approved the following compensation arrangement for non-employee directors for 2017, effective upon completion of the acquisition of Middleburg, which occurred on April 1, 2017. Upon the establishment and shareholder approval of an equity plan for this purpose, all retainers for the Board Chair and Board Committee Chairs shall be paid in the form of equity awards in amounts equal to the dollar values in the below table. Until such time, these fees will be paid in cash. For 2017, 50% of Board Chair and Board Committee Chair retainers will be payable after the first Board meeting in April 2017, and the remaining 50% by March 15, 2018, provided attendance of at least 75% of all Board and Board Committee meetings and compliance with Board level policies. Retainers may be withheld or clawed back for covenant or Board policy non-compliance, subject to approval by a majority of the Board of Directors. All per meeting fees are payable monthly provided the director is in compliance with Board-level policies. Fees may be withheld or clawed back for covenant or Board policy non-compliance, subject to approval by a majority of the Board of Directors. Directors can attend up to three (3) scheduled Board or Board Committee meetings telephonically per year, and shall earn 50% of the per fee meeting for any additional scheduled meetings during the remainder of the calendar year that are attended telephonically.

Board or Board Committee	Annual Retainer Member ($) (1)	Annual Retainer Chair ($) (1)	Per Meeting Fee Member ($) (2)
Board of Directors - Corporation	12,000	12,000	1,000
Board of Directors - Bank	12,000	12,000	1,000
Executive Committee	20,000	—	—
Directors Loan Committee	—	—	1,000
Audit Committee	—	12,000	1,000
Compensation Committee	—	12,000	1,000
Nominating & Governance Committee	—	12,000	1,000
Risk Committee	—	12,000	1,000

(1)	All retainer fees will be paid in equity in the form of restricted stock or stock options in an amount equal to the value stated upon shareholder approval of an equity plan for this purpose. Until such time as said equity plan is approved, fees will be paid in cash.
(2)	Per meeting fees will be paid in cash.

At the end of 2017 and into the first quarter of 2018, the Compensation Committee expects to evaluate director performance for incentive awards in connection with 2017 performance and set basic compensation for 2018.

The following table provides compensation information for the year ended December 31, 2016 for each non-employee member of the Corporation’s Board of Directors.

Director Compensation

Fiscal 2016

Name (1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael G. Anzilotti	84,000	—	17,627	—	—	—	101,627
J. Randolph Babbitt	72,000	—	17,627	—	—	—	89,627
John W. Edgemond, IV	72,000	—	17,627	—	—	—	89,627
Martin S. Friedman	72,000	—	17,627	—	—	—	89,627
Thomas M. Kody	72,000	—	17,627	—	—	—	89,627

(1)	Messrs. Clarke and Shoemaker are not included in this table as they are employees of the Corporation and thus receive no compensation for services as directors on the Corporation’s Board. The compensation received by Messrs. Clarke and Shoemaker is shown in the Summary Compensation Table on page 27.
(2)	Amounts include cash retainer paid for 2016 service and cash incentive payment paid for 2016 performance.
(3)	The amounts in this column reflect the grant date fair value of options awarded to each non-employee director during 2016 under the 2009 Stock Option Plan, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to the Corporation’s audited financial statements for the fiscal year ended December 31, 2016 included in the Original 10-K Filing. As of December 31, 2016, each non-employee director had the following number of options outstanding: Anzilotti: 12,084; Babbitt: 15,334; Edgemond: 21,500; Friedman: 24,000; and Kody: 24,000.

The Compensation Committee is responsible for establishing, administering and approving director compensation. See the Director Compensation and Board Process sections of the Compensation Discussion and Analysis beginning on page 8 for  further details.

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee during 2016 were Messrs. Friedman (Chair), Anzilotti, Babbitt, Edgemond, and Kody. During 2016, none of our executive officers or employees served as a member of our Compensation Committee, and no member of our Compensation Committee has previously served as an executive officer of the Corporation. Further, during 2016 and as of the date of this Amendment, none of our executive officers:

•	served on the compensation committee, or other body performing a similar function, of any entity for which any member of the Compensation Committee served as an executive officer;

•	served as a director of any entity for which any member of the Compensation Committee served as an executive officer; or

•	served as a member of the compensation committee, or other body performing a similar function, of any entity for which one of the Corporation’s directors served as an executive officer.

During 2016 and as of the date of this Amendment, there were transactions by the Bank, the Corporation’s wholly owned bank subsidiary, with certain members of the Compensation Committee, or their associates, all consisting of extensions of credit by the Bank in the ordinary course of its business.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table shows as of April 3, 2017, the beneficial ownership of the Corporation’s common stock by persons known by the Corporation to own more than 5% of the Corporation’s voting common stock. Percentage is based on 20,303,587 shares of common stock issued and outstanding on April 3, 2017.

Name and Address	Common Stock Beneficially Owned	Number of Shares under Exercisable Options	Percent of Class
David L. Sokol P.O. Box 2080 Wilson, Wyoming 83014	2,799,942 (1)	-0-	13.79%

(1)	According to Schedule 13G filed with the SEC on April 3, 2017 by Mr. David L. Sokol, as of April 3, 2017, Mr. Sokol was the sole beneficial owner of 2,799,942 shares of the Corporation’s common stock.

All other persons known by the Corporation to be the owners of more than 5% of the Corporation’s common stock are also directors and/or named executive officers of the Corporation and are listed in the table below under “Security Ownership of Management.”

Security Ownership of Management

The following table shows as of April 1, 2017, the beneficial ownership of the Corporation’s common stock of each director and named executive officer and of all directors and executive officers of the Corporation as a group. Percentages are based on 20,303,587 shares of common stock issued and outstanding on April 1, 2017.

Name	Common Stock Beneficially Owned		Number of Shares under Exercisable Options	Percent of Class

Michael G. Anzilotti Gainesville, Virginia	25,225	(2)	5,417	0.15%

J. Randolph Babbitt Reston, Virginia	141,026	(3)	-0-	0.69%

Childs F. Burden Middleburg, Virginia	34,243	(4)	-0-	0.17%

Michael W. Clarke Vienna, Virginia	799,404	(5)	12,500	4.00%

John W. Edgemond, IV Reston, Virginia	101,563	(6)	11,500	0.56%

Martin S. Friedman Great Falls, Virginia	56,536	(7)	11,500	0.33%

Dean F. Hackemer Fairfax, Virginia	285,638	(8)	-0-	1.41%

Thomas M. Kody McLean, Virginia	751,632	(9)	-0-	3.70%

Gary D. LeClair Richmond, Virginia	16,324	(10)	-0-	0.08%

John C. Lee, IV Philomont, Virginia	60,420		-0-	0.30%

Mary Leigh McDaniel Marshall, Virginia	5,465		-0-	0.03%

Mark D. Moore Vienna, Virginia	5,464		-0-	0.03%

Janet A. Neuharth Middleburg, Virginia	5,357	(11)	-0-	0.03%

Robert C. Shoemaker Fairfax, Virginia	444,791	(12)	3,750	2.21%

Gary R. Shook Warrenton, Virginia	55,266	(13)	-0-	0.27%

Margaret M. Taylor Aldie, Virginia	5,423	(14)	11,250	0.08%

All Directors & Executive Officers as a group (17 persons)	2,841,718	(15)	55,917	14.23%

37

________________

For purposes of these tables above, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days. All shares of common stock indicated in the above tables are subject to the sole investment and voting power of the identified person, except as otherwise set forth in the footnotes below. All data included in the footnotes below is as of April 1, 2017.

(2)	Includes 5,000 shares held in trust and with respect to which Mr. Anzilotti shares the power to vote and dispose of the shares.
(3)	Includes 23,091 shares held in trust and with respect to which Mr. Babbitt is a trustee.
(4)	Includes 10,651 shares held in trust and with respect to which Mr. Burden is a trustee.
(5)	Includes 92,224 shares held by Mr. Clarke’s spouse; and 87,502 shares held by Mr. Clarke in margin accounts that may from time to time be pledged as collateral.
(6)	Includes 7,512 shares held by Mr. Edgemond’s spouse; 14,067 shares held by Mr. Edgemond as custodian for minor children; and 658,758 shares held in trust and with respect to which Mr. Edgemond shares the power to vote and dispose of such shares.
(7)	Includes 46,832 shares that Mr. Friedman holds jointly with his spouse, 41,831 of which are held in margin accounts that may from time to time be pledged as collateral.
(8)	Includes 10,461 shares held by Mr. Hackemer’s spouse and 233,874 shares that Mr. Hackemer holds jointly with his spouse.
(9)	Includes 713,031 shares that Mr. Kody holds jointly with his spouse and 38,601 shares held by Kody Holdings, LLC, of which Mr. Kody has 50% ownership.
(10)	Includes 13,528 shares that Mr. LeClair holds jointly with his spouse.
(11)	Includes 1,347 shares held in trusts for Ms. Neuharth’s children.
(12)	Includes 36,930 shares held by Mr. Shoemaker’s spouse; 293,961 shares that Mr. Shoemaker holds jointly with his spouse, 104,497 of which are pledged as collateral for a loan.
(13)	Includes 22,155 shares held by Mr. Shook in margin accounts that may from time to time be pledged as collateral.
(14)	All shares are held jointly with Ms. Taylor’s spouse.
(15)	Includes 47,941 shares of common stock held by Jeffrey H. Culver, Executive Vice President and Chief Operating Officer of the Bank.

Securities Aut Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2016 with respect to compensation plans under which equity securities of the Corporation are authorized for issuance.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders – 2009 Stock Option Plan	481,381	$16.52	187,054
Equity compensation plans not approved by security holders	—	—	—
Total	481,381	$16.52	187,054

Item 13. Certain Relationships and Related Transactions, and Director Independence

information regarding board of directors and committees and corporate governance

Audit Committee. For a description of the Audit Committee, please see Item 10 of this Amendment, which description is incorporated herein by reference.

Compensation Committee. Members of the Compensation Committee are Messrs. Friedman (Chair), Anzilotti, Babbitt, Edgemond and Kody, each of whom is independent and eligible for compensation committee service under the Nasdaq listing standards. The committee met four times in 2016. The committee is responsible for approving the level of compensation of each executive officer of the Corporation and its subsidiaries, the granting of equity based compensation, employment agreements and other employee compensation plans. The committee operates pursuant to a written charter adopted by the Board of Directors, which the committee reviews and reassesses annually and recommends any changes to the Board of Directors for approval. The charter is available on the Corporation’s website, www.AccessNationalBank.com under “Investor Relations - Overview - Governance Documents”.

Nominating and Governance Committee. Members of the Nominating and Governance Committee are Messrs. Anzilotti (Chair), Babbitt, Edgemond, Friedman and Kody each of whom is independent under the Nasdaq listing standards. The committee met two times in 2016. The committee is responsible for making recommendations to the full Board regarding nominations of individuals for election to the Board of Directors and for evaluating the Board’s structure, personnel, committee composition and general governance processes. The committee operates pursuant to a written charter adopted by the Board of Directors, which is available on the Corporation’s website, www.AccessNationalBank.com under “Investor Relations - Overview - Governance Documents”. The Board of Directors reviews and reassesses the adequacy of this charter annually.

Director Independence. The current Board of Directors is comprised of 13 members, a majority of whom are “independent,” as defined by the listing standards of the Nasdaq. During 2016, the Board of Directors was comprised of seven members, a majority of whom were “independent” as defined by Nasdaq listing standards. Pursuant to the acquisition of Middleburg, the following directors were appointed to the Board of Directors, effective April 1, 2017: Messrs. Burden, LeClair, Lee and Shook and Mses. McDaniel and Neuharth, all of whom are independent as defined by NASDAQ listing standards, with the exception of Mr. Shook. The Board of Directors has determined in accordance with the Nasdaq listing standards that these independent directors have no relationships with the Corporation that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The current independent directors are Messrs. Anzilotti, Babbitt, Burden, Edgemond, Friedman, Kody, LeClair and Lee, and Mses. McDaniel and Neuharth.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to the Corporation and which do not present more than the normal risk of collectability or other unfavorable terms.  These related parties were indebted to the Corporation for loans totaling $10.8 million at December 31, 2016 and $11.4 million at December 31, 2015. During 2016, total principal additions were $132 thousand and total principal payments and changes in related parties’ debt were $691 thousand. The Corporation also has outstanding unused commitments to related parties amounting to $150 thousand at December 31, 2016.  The aggregate amount of deposits at December 31, 2016 and 2015 from directors and officers or their immediate family members was $35.6 million and $36.4 million, respectively.

The Board of Directors and the Corporation are committed to maintaining the highest legal and ethical conduct while fulfilling their responsibilities, and recognize that related party transactions can present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than the best interests of the Corporation and its shareholders. Accordingly, as a general matter, it is the Corporation’s preference to avoid related party transactions. Nevertheless, the Corporation recognizes that there are situations where related party transactions may be in, or may not be inconsistent with, the best interests of the Corporation and its shareholders, including but not limited to situations where the Corporation may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the Corporation provides products or services to related parties on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally. Therefore, the Corporation has adopted written procedures for the review and oversight of related party transactions.

Related parties include directors, director nominees, executive officers, shareholders known to own 5% or more of the Corporation’s voting stock, immediate family members of these persons, or any entity owned or controlled by these persons.

As required under SEC rules, transactions exceeding $120,000 that are determined to be directly or indirectly material to the related party are disclosed in the Corporation’s annual meeting proxy statement and, for this year, in this Amendment. The Audit Committee reviews any related party transaction. Any member of the Audit Committee who is a related party with respect to a transaction under review does not participate in the deliberations or vote on such transaction. Related party transactions, as defined by the Corporation’s written related party transaction policy, include those that exceed $20,000. It is noted that the definition of “related party transaction”, as it relates to SEC and Nasdaq regulations, refers to transactions exceeding $120,000; however, the Audit Committee has chosen to review and provide oversight to all transactions over $20,000.

Other than the routine banking matters mentioned above, there have been no related party transactions since January 1, 2016 and there are none proposed currently.

Related party transactions with respect to routine banking matters are reviewed in accordance with Regulation O and are not reviewed by the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents the fees for professional audit and audit-related services rendered by BDO USA, LLP for the audit of the Corporation’s consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 and the fees billed for other services rendered to the Corporation and its subsidiaries by BDO USA, LLP during those periods. All services reflected in the following fee table for 2016 and 2015 were pre-approved in accordance with the policy of the Audit Committee of the Board of Directors.

	2016 Fees	2015 Fees
Audit fees	$297,976	$222,500
Audit-related fees	18,000	18,000
Tax fees	0	0
All other fees	0	0
	$315,976	$240,500

•	Audit fees: Includes the audit of the Corporation’s annual financial statements and internal controls over financial reporting, review of the financial statements included in the quarterly reports on Form 10-Q, services that are normally provided in connection with statutory and regulatory filings, HUD reporting, public deposit reports and consultation concerning financial accounting and reporting standards and other related issues, and for 2016, assistance with and consent to the Form S-4 registration statement filed in connection with the acquisition of Middleburg.

•	Audit-related fees: Includes fees related to employee benefit plan audits.

•	Tax fees: None.

•	All other fees: None.

The Audit Committee considers the provision of all of the above services to be compatible with maintaining the independence of BDO USA, LLP, the Corporation’s independent registered public accounting firm.

Audit Committee Pre-Approval Policies

The Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Corporation’s independent public accountants. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent public accountants in order to assure that the provisions of such services does not impair the accountants’ independence. The Audit Committee has delegated interim pre-approval authority to John W. Edgemond, IV, Chairman of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent public accountants to management.

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
10.5*+	Annual Compensation of Non-Employee Directors
10.6*+	Base Salaries for Named Executive Officers
10.10+	Access National Corporation 2009 Stock Option Plan, effective May 19, 2009 (incorporated by reference to Appendix A to the definitive proxy statement filed April 15, 2009)
10.10.1+	Form of Stock Option Agreement for Employee under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.1 to Form 8-K filed July 6, 2009)
10.10.2+	Form of Stock Option Agreement for Non-employee Directors under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed March 14, 2014)
10.13+	Employment Agreement between Access National Bank and Michael W. Clarke 2013 (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.13.1+	Amendment to Employment Agreement between Access National Bank and Michael W. Clarke, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.13.1 to Form 8-K filed November 25, 2013)

10.14+	Employment Agreement between Access National Bank and Robert C. Shoemaker 2013 (incorporated by reference to Exhibit 10.14 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.14.1+	Amendment to Employment Agreement between Access National Bank and Robert C. Shoemaker, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14.1 to Form 8-K filed November 25, 2013)
10.15+	Employment Agreement between Access National Bank and Dean Hackemer 2013 (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 18, 2013 (file number 000-49929))
10.15.1+	Amendment to Employment Agreement between Access National Bank and Dean Hackemer, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.15.1 to Form 8-K filed November 25, 2013)
10.16 +	Employment Agreement between Access National Bank and Margaret M. Taylor (incorporated by reference to Exhibit 10.16 to Form 10-Q filed May 10, 2013 (file number 000-49929))
10.16.1+	Amendment to Employment Agreement between Access National Bank and Margaret M. Taylor, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.16.1 to Form 8-K filed November 25, 2013)
10.17 #+	Form of Split Dollar Life Insurance Agreement between Access National Bank and certain executive officers
21 *	Subsidiaries of Access National Corporation
23 *	Consent of BDO USA, LLP
24 *	Power of Attorney (included on the signature page of this report)
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2 * 31.3 # 31.4 #	CFO Certification Pursuant to Rule 13a-14(a) CEO Certification Pursuant to Rule 13a-14(a) CFO Certification Pursuant to Rule 13a-14(a)
32 *	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*	The following materials from Access National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income,(iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	filed herewith
*	incorporated by reference to the corresponding exhibit to the Original 10-K Filing
+	indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation
(Registrant)

Date:	May 1, 2017	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer

