Form 10-Q
period 2017-03-31
ACCESS NATIONAL CORP
filed 2017-05-19
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017
or
[   ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number:  000-49929
ACCESS NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	82-0545425 (I.R.S. Employer Identification No.)
1800 Robert Fulton Drive, Suite 300, Reston, Virginia (Address of principal executive offices)	20191 (Zip Code)
(703) 871-2100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed from last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 20,306,337 shares of Common Stock as of May 19, 2017.

ACCESS NATIONAL CORPORATION
FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS

PART I

ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share and Per Share Data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$11,740	$9,186
Interest-bearing balances and federal funds sold	31,866	81,873
Total cash and cash equivalents	43,606	91,059
Investment securities:
Available-for-sale, at fair value	190,129	194,090
Held-to-maturity, at amortized cost (fair value of $9,273 and $9,293, respectively)	9,186	9,200
Total investment securities	199,315	203,290
Restricted stock, at amortized cost	6,324	10,092
Loans held for sale, at fair value	36,299	35,676
Loans held for investment, net of allowance for loan losses of $13,727 and $16,008, respectively	1,059,064	1,033,690
Premises, equipment and land, net	7,097	7,084
Other assets	49,642	49,817
Total assets	$1,401,347	$1,430,708
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Noninterest-bearing demand deposits	$376,674	$362,036
Savings and interest-bearing deposits	472,105	440,585
Time deposits	308,211	251,706
Total deposits	1,156,990	1,054,327
Short-term borrowings	61,827	186,009
Long-term borrowings	50,000	60,000
Other liabilities and accrued expenses	8,358	9,842
Total liabilities	1,277,175	1,310,178
SHAREHOLDERS' EQUITY
Common stock $0.835 par value; 60,000,000 shares authorized; 10,787,490 and 10,636,242 issued and outstanding, respectively	9,008	8,881
Additional paid-in capital	24,254	21,779
Retained earnings	92,436	91,439
Accumulated other comprehensive loss, net	(1,526)	(1,569)
Total shareholders' equity	124,172	120,530
Total liabilities and shareholders' equity	$1,401,347	$1,430,708

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except for Share and Per Share Data)
(Unaudited)
	For the Three Months Ended March 31,
	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,199	$10,876
Interest on federal funds sold and bank balances	131	70
Interest and dividends on securities	1,224	1,035
Total interest and dividend income	13,554	11,981
INTEREST EXPENSE
Interest on deposits	1,502	1,150
Interest on other borrowings	362	281
Total interest expense	1,864	1,431
Net interest income	11,690	10,550
Provision for loan losses	1,400	—
Net interest income after provision for loan losses	10,290	10,550
NONINTEREST INCOME
Service charges and fees	280	260
Gains on sales of loans held for sale	3,345	3,830
Other income	2,378	2,729
Total noninterest income	6,003	6,819
NONINTEREST EXPENSE
Salaries and employee benefits	8,040	7,668
Occupancy and equipment	820	761
Other operating expenses	3,335	2,700
Total noninterest expense	12,195	11,129
Income before income taxes	4,098	6,240
Income tax expense	1,491	2,145
NET INCOME	$2,607	$4,095
Earnings per common share:
Basic	$0.24	$0.39
Diluted	$0.24	$0.39
Average outstanding shares:
Basic	10,724,798	10,553,150
Diluted	10,857,235	10,606,359

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)
	For the Three Months Ended March 31,
	2017	2016

Net income	$2,607	$4,095
Other comprehensive income:
Unrealized holding gains arising during the period	66	3,037
Reclassification adjustment for gains included in net income	—	(57)
Tax effect	(23)	(1,043)
Total other comprehensive income	43	1,937
Total comprehensive income	$2,650	$6,032

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2015	$8,805	$19,953	$81,385	$(1,005)	$109,138

Net income	—	—	4,095	—	4,095
Other comprehensive income	—	—	—	1,937	1,937
Cash dividends ($0.15 per share)	—	—	(1,583)	—	(1,583)
Exercise of stock options (19,100 shares)	16	226	—	—	242
Issuance of restricted common stock (6,205 shares)	5	123	—	—	128
Stock-based compensation	—	84	—	—	84
Balance March 31, 2016	$8,826	$20,386	$83,897	$932	$114,041

Balance December 31, 2016	$8,881	$21,779	$91,439	$(1,569)	$120,530

Net income	—	—	2,607	—	2,607
Other comprehensive income	—	—	—	43	43
Cash dividends ($0.15 per share)	—	—	(1,610)	—	(1,610)
Exercise of stock options (118,693 shares)	99	1,560	—	—	1,659
Dividend reinvestment plan shares issued from reserve (28,006 shares)	24	695	—	—	719
Issuance of restricted common stock (4,549 shares)	4	125	—	—	129
Stock-based compensation	—	95	—	—	95
Balance March 31, 2017	$9,008	$24,254	$92,436	$(1,526)	$124,172

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$2,607	$4,095
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	145	120
Provision for loan losses	1,400	—
Originations of loans held for sale	(94,500)	(106,489)
Proceeds from sales of loans held for sale	94,406	101,054
Increase in valuation of loans held for sale	(529)	(407)
Gains on sales of securities available-for-sale	—	(57)
Deferred tax benefit	550	(9)
Valuation allowance on derivatives	220	(256)
Amortization (accretion) on securities, net	569	(137)
Stock-based compensation	95	84
Income from bank owned life insurance	(184)	(114)
Changes in assets and liabilities:
Increase in other assets	(532)	(2,195)
Increase (decrease) in other liabilities	(1,408)	64
Net cash provided by (used in) operating activities	$2,839	$(4,247)
Cash Flows from Investing Activities
Proceeds from prepayments of securities available-for-sale	$3,458	$1,747
Proceeds from sales of available-for-sale securities	—	8,033
Purchases of securities available-for-sale	—	(9,171)
Proceeds from maturities and calls of securities held-to-maturity	14	5,000
(Purchases) redemption of restricted stock, net	3,768	100
Purchases of premises, equipment and land, net	(136)	(274)
Increase in loans, net	(26,774)	(27,282)
Net cash used in investing activities	$(19,670)	$(21,847)
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	$46,158	$42,696
Increase in time deposits	56,505	4,016
Increase (decrease) in securities sold under agreements to repurchase	(182)	(8,662)
Decrease in short-term borrowings	(124,000)	(5,000)
Decrease in long-term borrowings	(10,000)	—
Payment of dividends on common stock	(1,610)	(1,583)
Proceeds from issuance of common stock	2,507	370
Net cash provided by financing activities	$(30,622)	$31,837
Increase (decrease) in cash and cash equivalents	(47,453)	5,743
Cash and cash equivalents at beginning of the period	91,059	35,889
Cash and cash equivalents at end of the period	$43,606	$41,632
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,860	$1,409
Income taxes	$12	$237
Supplemental Disclosure of Non-Cash Transactions
Unrealized gains (losses) on securities available for sale	$66	$2,980
Transfer of loans held for investment to other real estate owned	$—	$129

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 1.        Basis of Presentation

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. No reclassifications were significant and there was no effect on net income. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2016, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

Note 2.        Stock-Based Compensation Plan

During the first three months of 2017, the Corporation granted 120,600 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from 2.5 years to 4.0 years and expire one year after the full vesting date. Stock-based compensation expense recognized in other operating expense during the first three months of 2017 and 2016 was $95 thousand and $84 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

Total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan as of March 31, 2017 was $1.1 million. The cost is expected to be recognized over a weighted average period of 1.37 years.

A summary of stock option activity under the Plan for the three months ended March 31, 2017 and 2016 is presented as follows:

	For the Three Months Ended March 31,
	2017	2016
Expected life of options granted, in years	4.90	4.81
Risk-free interest rate	1.48%	1.28%
Expected volatility of stock	30.00%	30.00%
Annual expected dividend yield	3.00%	3.00%
Fair value of granted options	$746,577	$405,646
Non-vested options	310,821	298,976

The following table summarizes options outstanding under the for the three months ended March 31, 2017 and 2016:

	March 31, 2017
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	481,381	$16.52	2.50	$5,412,143
Granted	120,600	27.82	4.90	—
Exercised	(118,693)	13.99	1.20	1,552,993
Lapsed or canceled	(993)	13.28	1.53	—
Outstanding March 31, 2017	482,295	$19.97	3.20	$4,845,236
Exercisable at March 31, 2017	171,474	$16.48	1.97	$2,322,399

	March 31, 2016
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	407,832	$15.33	2.81	$2,091,196
Granted	115,050	18.32	4.81	—
Exercised	(19,100)	12.70	1.63	(98,889)
Lapsed or canceled	(7,650)	16.16	3.16	—
Outstanding March 31, 2016	496,132	$16.12	3.11	$1,845,492
Exercisable at March 31, 2016	197,156	$14.14	2.08	$1,120,324

Note 3.        Securities

The following tables provide the amortized costs and fair values of securities held-to-maturity at March 31, 2017 and December 31, 2016. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premium and accretion of discounts.

	March 31, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity
U.S. Government agencies	$5,000	$39	$—	$5,039
Municipals	4,186	67	(19)	4,234
Total	$9,186	$106	$(19)	$9,273

	December 31, 2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity
U.S. Government agencies	$5,000	$46	$—	$5,046
Municipals	4,200	66	(19)	4,247
Total	$9,200	$112	$(19)	$9,293

The amortized cost and fair value of securities held-to-maturity as of March 31, 2017 and December 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	March 31, 2017		December 31, 2016
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held-to-maturity
U.S. Government agencies:
Due after one year through five years	$5,000	$5,039	$5,000	$5,046
Municipals:
Due after one year through five years	2,018	2,058	2,028	2,062
Due after five years through ten years	1,614	1,641	1,617	1,649
Due after ten years through fifteen years	554	535	555	536
Total	$9,186	$9,273	$9,200	$9,293

The following tables provide the amortized costs and fair values of securities available-for-sale. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders' equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

	March 31, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Government agencies	$5,101	$—	$(52)	$5,049
Municipals	45,267	253	(1,125)	44,395
Mortgage backed securities	117,284	131	(1,117)	116,298
Asset backed securities	12,803	—	(386)	12,417
Corporate bonds	8,546	38	—	8,584
Certificate of deposit	1,976	24	—	2,000
CRA mutual fund	1,500	—	(114)	1,386
Total	$192,477	$446	$(2,794)	$190,129

	December 31, 2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Government agencies	$5,106	$—	$(112)	$4,994
Municipals	45,392	172	(1,205)	44,359
Mortgage backed securities	120,794	177	(1,164)	119,807
Asset backed securities	13,105	17	(258)	12,864
Corporate bonds	8,631	35	—	8,666
Certificates of deposit	1,976	33	—	2,009
CRA mutual fund	1,500	—	(109)	1,391
Total	$196,504	$434	$(2,848)	$194,090

The amortized cost and fair value of securities available-for-sale as of March 31, 2017 and December 31, 2016 by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	March 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies:
Due after one year through five years	$5,101	$5,049	$5,106	$4,994
Municipals:
Due after one year through five years	3,421	3,489	3,442	3,500
Due after five years through ten years	7,320	7,081	5,025	4,888
Due after ten years through fifteen years	18,094	18,181	20,463	20,300
Due after fifteen years	16,432	15,644	16,462	15,671
Mortgage backed securities:
Due after one year through five years	40,733	40,725	24,959	24,916
Due after five years through ten years	14,733	14,629	24,996	24,895
Due after ten years through fifteen years	12,218	11,963	12,861	12,555
Due after fifteen years	49,600	48,981	57,978	57,441
Asset backed securities:
Due after five years through ten years	3,075	3,056,000	3,080	3,001
Due after ten years through fifteen years	1,204	1,166
Due after fifteen years	8,524	8,195	10,025	9,863
Corporate bonds:
Due in one year or less	4,094	4,096	4,141	4,144
Due after one year through five years	4,452	4,488	4,490	4,522
Certificates of deposit:
Due after one year through five years	1,976	2,000	1,976	2,009

CRA mutual fund	1,500	1,386	1,500	1,391
Total	$192,477	$190,129	$196,504	$194,090

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, credit lines with the Federal Reserve Bank ("FRB"), and debtor-in-possession accounts amounted to $140.8 million and $178.7 million at March 31, 2017 and December 31, 2016, respectively.

Securities available-for-sale and held-to-maturity that had an unrealized loss position at March 31, 2017 and December 31, 2016 are as follow:

(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
March 31, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-maturity
Municipals	$535	$(19)	$—	$—	$535	$(19)

Available-for-sale
U.S. Government agencies	$5,049	$(52)	$—	$—	$5,049	$(52)
Municipals	24,735	(1,125)	—	—	24,735	(1,125)
Mortgage backed securities	60,544	(496)	18,738	(621)	79,282	(1,117)
Asset backed securities	5,422	(266)	6,995	(120)	12,417	(386)
CRA mutual funds	—	—	1,386	(114)	1,386	(114)
Total	$95,750	$(1,939)	$27,119	$(855)	$122,869	$(2,794)

(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-maturity
Municipals	$536	$(19)	$—	$—	$536	$(19)

Available-for-sale
U.S. Government agencies	$4,994	$(112)	$—	$—	$4,994	$(112)
Municipals	28,147	(1,205)	—	—	28,147	(1,205)
Mortgage backed securities	62,145	(541)	19,768	(623)	81,913	(1,164)
Asset backed securities	1,286	(37)	7,077	(221)	8,363	(258)
CRA mutual fund	—	—	1,391	(109)	1,391	(109)
Total	$96,572	$(1,895)	$28,236	$(953)	$124,808	$(2,848)

The Corporation evaluates securities for other-than-temporary impairment ("OTTI") on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Consideration is given to various factors in determining whether the Corporation anticipates a recovery in fair value such as: the length of time and extent to which the fair value has been less than cost, and the financial condition and underlying credit quality for the issuer. When analyzing an issuer's financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, the sector or industry trends affecting the issuer, and whether any recent downgrades by bond rating agencies have occurred.

At March 31, 2017, there were 62 available-for-sale securities with unrealized losses totaling $2.8 million and one held-to-maturity security with an unrealized loss of $19 thousand.  The Corporation evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded the unrealized losses were caused by interest rate fluctuations with no adverse change in cash flows noted. Based on this analysis and because the Corporation does not intend to sell securities in an unrealized loss position and it is more likely than not the Corporation will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity, the Corporation does not consider any portfolio securities to be other-than-temporarily impaired.

Restricted stock
The Corporation’s investment in the Federal Home Loan Bank of Atlanta ("FHLB") stock totaled $5.3 million and $9.1 million at March 31, 2017 and December 31, 2016, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2017, and no impairment has been recognized.  FHLB stock is shown in restricted stock on the consolidated balance sheets.

The Corporation also has an investment in FRB stock which totaled $1.0 million at March 31, 2017 and December 31, 2016, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2017, and no impairment has been recognized. FRB stock is shown in restricted stock on the consolidated balance sheets.

Securities Sold Under Agreements to Repurchase (Repurchase Agreements)
The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is classified as a short-term borrowing in the Corporation’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Corporation does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of March 31, 2017 and December 31, 2016, the obligations outstanding under these repurchase agreements totaled $16.8 million and $17.0 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at March 31, 2017 was $22.4 million in total and consisted of $11.3 million in municipal securities, $6.7 million in mortgage backed securities, $1.8 million in corporate bonds, $1.2 million in certificates of deposit, and $1.4 million in the CRA mutual fund. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2016 was $21.4 million in total and consisted of $4.7 million in municipal securities, $6.9 million in mortgage backed securities, $5.9 million in corporate bonds, $2.5 million in asset backed securities and $1.4 million in the CRA mutual fund.

Note 4.        Loans

The following table presents the composition of the loans held for investment portfolio at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(In Thousands)	Outstanding Amount	Percent of Total Portfolio	Outstanding Amount	Percent of Total Portfolio
Commercial real estate - owner occupied	$262,431	24.46%	$250,440	23.87%
Commercial real estate - nonowner occupied	205,452	19.15	184,688	17.59
Real estate construction	91,614	8.54	91,822	8.75
Residential real estate	212,007	19.76	204,413	19.47
Commercial	294,451	27.45	311,486	29.67
Consumer	6,836	0.64	6,849	0.65
Total loans	$1,072,791	100.00%	$1,049,698	100.00%
Less allowance for loan losses	13,727		16,008
Net loans	$1,059,064		$1,033,690

Unearned income and net deferred loan fees and costs totaled $2.6 million and $2.4 million at March 31, 2017 and December 31, 2016, respectively. Loans pledged to secure borrowings at the FHLB totaled $233.7 million and $266.6 million at March 31, 2017 and December 31, 2016, respectively.

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of March 31, 2017 and December 31, 2016. Loans that were on non-accrual status are not included in any past due amounts.

	March 31, 2017
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Non-accrual loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$262,431	$262,431
Commercial real estate - nonowner occupied	—	—	—	—	—	205,452	205,452
Real estate construction	270	—	—	270	940	90,404	91,614
Residential real estate	983	—	—	983	946	210,078	212,007
Commercial	—	—	—	—	3,358	291,093	294,451
Consumer	—	—	—	—	—	6,836	6,836
Total	$1,253	$—	$—	$1,253	$5,244	$1,066,294	$1,072,791

	December 31, 2016
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$—	$—	$—	—	$—	$250,440	250,440
Commercial real estate - non-owner occupied	—	—	—	—	—	184,688	184,688
Real estate construction	—	—	—	—	940	90,882	91,822
Residential real estate	—	97	—	97	431	203,885	204,413
Commercial	438	—	—	438	5,551	305,497	311,486
Consumer	—	—	—	—	—	6,849	6,849
Total	$438	$97	$—	$535	$6,922	$1,042,241	$1,049,698

Loans listed as non-performing are also placed on non-accrual status. The accrual of interest is discontinued at the time a loan is 90 days delinquent or when the credit deteriorates and there is doubt that the credit will be paid as agreed, unless the credit is well-secured and in process of collection. Once the loan is on non-accrual status, all accrued but unpaid interest is also charged-off, and all payments are used to reduce the principal balance. Once the principal balance is repaid in full, additional payments are taken into income. A loan may be returned to accrual status if the borrower shows renewed willingness and ability to repay under the terms of the loan agreement. The risk profile based upon payment activity is shown below.

	March 31, 2017			December 31, 2016
(In Thousands)	Non-performing	Performing	Total Loans	Non-performing	Performing	Total Loans
Commercial real estate - owner occupied	$—	$262,431	$262,431	$—	$250,440	$250,440
Commercial real estate - nonowner occupied	—	205,452	205,452	—	184,688	184,688
Real estate construction	940	90,674	91,614	940	90,882	91,822
Residential real estate	946	211,061	212,007	431	203,982	204,413
Commercial	3,358	291,093	294,451	5,551	305,935	311,486
Consumer	—	6,836	6,836	—	6,849	6,849
Total	$5,244	$1,067,547	$1,072,791	$6,922	$1,042,776	$1,049,698

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

A loan may have portions of its balance in one rating and other portions in a different rating. The Bank may use these “split ratings” when factors cause loan loss risk to exist for part, but not all of the principal balance. Split ratings may also be used where cash collateral or a government agency has provided a guaranty that partially covers a loan.

For clarity of presentation, the Corporation’s loan portfolio is profiled below in accordance with the risk rating framework that has been commonly adopted by the federal banking agencies. The definitions of the various risk rating categories are as follows:

Pass: The condition of the borrower and the performance of the loan are satisfactory or better.

Special Mention: Loans with one or more potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the borrower's credit position at some future date.

Substandard:  Loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss: Loans are considered uncollectible and their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, and a partial recovery may be effected in the future. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The following tables present the recorded investment of loans that have been risk rated in accordance with the internal classification system:

March 31, 2017
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Residential Real Estate	Commercial	Consumer	Total
Pass	$91,056	$259,123	$205,862	$210,086	$276,262	$6,835	$1,049,224
Special Mention	—	785	295	2,043	3,584	—	6,707
Substandard	940	3,108	—	—	15,362	—	19,410
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Unearned income	(382)	(585)	(705)	(122)	(757)	1	(2,550)
Ending Balance	$91,614	$262,431	$205,452	$212,007	$294,451	$6,836	$1,072,791

December 31, 2016
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Residential Real Estate	Commercial	Consumer	Total
Pass	$91,296	$247,001	$185,020	$202,762	$287,978	$6,848	$1,020,905
Special Mention	—	1,213	300	932	4,544	—	6,989
Substandard	940	2,807	—	878	19,561	—	24,186
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Unearned income	(414)	(581)	(632)	(159)	(597)	1	(2,382)
Ending Balance	$91,822	$250,440	$184,688	$204,413	$311,486	$6,849	$1,049,698

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on non-accrual status with all payments applied to principal under the cost-recovery method. As the Bank does not utilize the cash-basis method of accounting for impaired loans, the Bank did not recognize interest income in association with its impaired loans during 2017.

The table below shows the results of management’s analysis of impaired loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—
Commerical real estate - nonowner occupied	—	—	—
Real estate construction	—	—	—
Residential real estate	528	528	—
Commercial	1,779	2,095	—
Consumer	—	—	—
Total with no specific related allowance	$2,307	$2,623	$—
With a specific related allowance recorded:
Commercial real estate loans - owner occupied	$—	$—	$—
Commercial real estate loans - nonowner occupied	—	—	—
Real estate construction	940	994	221
Residential real estate	—	—	—
Commercial loans	1,997	3,270	509
Consumer loans	—	—	—
Total with a specific related allowance	$2,937	$4,264	$730
Total	$5,244	$6,887	$730

	December 31, 2016
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - nonowner occupied	—	—	—
Real estate construction	—	—	—
Residential real estate	431	431	—
Commercial	2,748	3,771	—
Consumer	—	—	—
Total with no specific related allowance	$3,179	$4,202	$—
With a specific related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - nonowner occupied	—	—	—
Real estate construction	940	994	221
Residential real estate	—	—	—
Commercial	2,803	2,900	2,805
Consumer	—	—	—
Total with a specific related allowance	$3,743	$3,894	$3,026
Total	$6,922	$8,096	$3,026

The table below shows the average recorded investment in impaired loans by class of loan:

	Average Recorded Investment
	March 31, 2017	December 31, 2016
(In Thousands)
Commercial real estate - owner occupied	$—	$59
Commercial real estate - nonowner occupied	—	2,099
Real estate construction	940	1,009
Residential real estate	440	120
Commercial	3,981	4,885
Consumer	—	—
Total	$5,361	$8,172

The “Recorded Investment” amounts in the table above represent the outstanding principal balance net of charge-offs and non-accrual payments to principal on each loan represented in the table.  The “Unpaid Principal Balance” represents the outstanding principal balance on each loan represented in the table plus any amounts that have been charged-off on each loan and non-accrual payments applied to principal.

Troubled Debt Restructurings ("TDR")
A TDR is a formal restructure of a loan when the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to a borrower. The Bank classifies these transactions as a TDR if the transaction meets the following conditions: an existing credit agreement must be formally renewed, extended and/or modified; the borrower must be experiencing financial difficulty; and the Bank has granted a concession that it would not otherwise consider.

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

No loans were modified in connection with a TDR during the three month periods ended March 31, 2017 and 2016.

The total balance of TDRs at March 31, 2017 and December 31, 2016 was $2.1 million and $4.1 million, respectively.  The amount of the specific valuation allowance related to TDRs was $457 thousand and $2.2 million as of March 31, 2017 and December 31, 2016, respectively.

There were no outstanding commitments to lend additional amounts to TDR borrowers at March 31, 2017 or December 31, 2016.

There were no TDR payment defaults during three months ended March 31, 2017 and 2016. For purposes of this disclosure, a TDR payment default occurs when, within twelve months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 or more past due.

Note 5.        Allowance for Loan Losses

The allowance for loan losses totaled $13.7 million and $16.0 million at March 31, 2017 and December 31, 2016, respectively. The allowance for loan losses was equivalent to 1.28% and 1.53% of total loans held for investment at March 31, 2017 and December 31, 2016, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	March 31, 2017
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance at December 31, 2016	$1,277	$2,943	$2,145	$2,510	$7,053	$80	$16,008
Charge-offs	—	—	—	—	(3,703)	—	(3,703)
Recoveries	—	—	—	7	15	—	22
Provision	34	(147)	26	(66)	1,561	(8)	1,400
Balance at March 31, 2017	$1,311	$2,796	$2,171	$2,451	$4,926	$72	$13,727
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$221	$—	$—	$—	$509	$—	$730
Collectively evaluated for impairment	1,090	2,796	2,171	2,451	4,417	72	12,997
Total ending allowance balance	$1,311	$2,796	$2,171	$2,451	$4,926	$72	$13,727
Loans:
Individually evaluated for impairment	$940	$333	$—	$1,118	$3,980	$—	$6,371
Collectively evaluated for impairment	90,674	262,098	205,452	210,889	290,471	6,836	1,066,420
Total ending loans balance	$91,614	$262,431	$205,452	$212,007	$294,451	$6,836	$1,072,791

	December 31, 2016
(In thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,056	$3,042	$1,862	$2,862	$4,612	$129	$13,563
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	40	285	—	325
Provision	221	(99)	283	(392)	2,156	(49)	2,120
Ending balance	$1,277	$2,943	$2,145	$2,510	$7,053	$80	$16,008
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$221	$—	$—	$—	$2,805	$—	$3,026
Collectively evaluated for impairment	1,056	2,943	2,145	2,510	4,248	80	12,982
Total ending allowance balance	$1,277	$2,943	$2,145	$2,510	$7,053	$80	$16,008
Loans:
Individually evaluated for impairment	$940	$335	$—	$606	$6,182	$—	$8,063
Collectively evaluated for impairment	90,882	250,105	184,688	203,807	305,304	6,849	1,041,635
Total ending loans balance	$91,822	$250,440	$184,688	$204,413	$311,486	$6,849	$1,049,698

	March 31, 2016
(In thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,056	$3,042	$1,862	$2,862	$4,612	$129	$13,563
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	11	40	—	51
Provision	58	(89)	58	(42)	17	(2)	—
Ending balance	$1,114	$2,953	$1,920	$2,831	$4,669	$127	$13,614
Ending allowance:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$185	$—	$—	$—	$—	$—	$185
Collectively evaluated for impairment	929	2,953	1,920	2,831	4,669	127	13,429
Total ending allowance balance	$1,114	$2,953	$1,920	$2,831	$4,669	$127	$13,614
Loans:
Individually evaluated for impairment	$1,031	$348	$5,486	$214	$1,327	$—	$8,406
Collectively evaluated for impairment	71,024	217,606	147,947	202,644	257,193	9,862	906,276
Total ending loans balance	$72,055	$217,954	$153,433	$202,858	$258,520	$9,862	$914,682

Note 6.        Earnings Per Share

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2017 and 2016, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	For the Three Months Ended March 31,
	2017	2016
(In thousands, except for share and per share data)
Basic earnings per share:
Net income	$2,607	$4,095
Weighted average shares outstanding	10,724,798	10,553,150
Basic earnings per share	$0.24	$0.39
Diluted earnings per share:
Net income	$2,607	$4,095
Weighted average shares outstanding	10,724,798	10,553,150
Stock options	132,437	53,209
Weighted average diluted shares outstanding	10,857,235	10,606,359
Diluted earnings per share	$0.24	$0.39

None of the stock options were considered anti-dilutive as of March 31, 2017 and 2016.

Note 7.        Segment Reporting

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

The following table presents segment information as of and for the three months ended March 31, 2017 and 2016:

	March 31, 2017
(In Thousands)	Commercial Banking	Wealth Management	Mortgage Banking	Other	Eliminations	Consolidated
Revenues:
Interest income	$13,394	$—	$250	$6	$(96)	$13,554
Gain on sales of loans	—	—	3,345	—	—	3,345
Other revenues	765	754	1,126	336	(323)	2,658
Total revenues	14,159	754	4,721	342	(419)	19,557
Expenses:
Interest expense	1,870	—	27	63	(96)	1,864
Salaries and employee benefits	4,418	591	3,031	—	—	8,040
Other expenses	3,527	239	841	1,271	(323)	5,555
Total operating expenses	9,815	830	3,899	1,334	(419)	15,459
Income (loss) before income taxes	$4,344	$(76)	$822	$(992)	$—	$4,098
Total assets	$1,351,257	$2,739	$52,447	$20,657	$(25,753)	$1,401,347

	March 31, 2016
(In Thousands)	Commercial Banking	Wealth Management	Mortgage Banking	Other	Eliminations	Consolidated
Revenues:
Interest income	$11,756	$—	$344	$4	$(123)	$11,981
Gain on sales of loans	—	—	3,830	—	—	3,830
Other revenues	936	778	1,247	347	(319)	2,989
Total revenues	12,692	778	5,421	351	(442)	18,800
Expenses:
Interest expense	1,436	—	51	67	(123)	1,431
Salaries and employee benefits	3,923	560	3,185	—	—	7,668
Other expenses	1,840	291	1,069	580	(319)	3,461
Total operating expenses	7,199	851	4,305	647	(442)	12,560
Income (loss) before income taxes	$5,493	$(73)	$1,116	$(296)	$—	$6,240
Total assets	$1,185,681	$2,686	$32,716	$17,283	$(21,331)	$1,217,035

Note 8.        Fair Value Measurements

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

The standard describes three levels of inputs that may be used to measure fair values:

Level 1.	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2.
Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3.	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace (Level 2). For securities not traded in active markets, the Corporation utilizes the services of an independent valuation firm (Level 3).

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

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of March 31, 2017 and December 31, 2016 are summarized below:

(In Thousands)	March 31, 2017
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets - Recurring
Available-for-sale investment securities
U.S. Government agencies	$5,049	$—	$5,049	$—
Municipals	44,395	—	44,395	—
Mortgage backed securities	116,298	—	116,298	—
Asset backed securities	12,417	—	8,161	4,256
Corporate bonds	8,584	—	8,584	—
Certificates of deposit	2,000	—	2,000	—
CRA mutual fund	1,386	—	1,386	—
Total available-for-sale investment securities	190,129	—	185,873	4,256

Residential loans held for sale	36,299	—	36,299	—
Derivative assets	697	—	—	697
Total Financial Assets - Recurring	$227,125	$—	$222,172	$4,953

Financial Liabilities - Recurring
Derivative liabilities	$249	$—	$—	$249

Financial Assets - Non-Recurring
Impaired loans (1)	$5,244	$—	$—	$5,244

(1)
Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan's effective interest rate.

(In Thousands)	December 31, 2016
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets - Recurring
Available-for-sale investment securities
U.S. Government agencies	$4,994	$—	$4,994	$—
Municipals	44,359	—	44,359	—
Mortgage backed securities	119,807	—	119,807	—
Asset backed securities	12,864	—	8,364	4,500
Corporate bonds	8,666	—	8,666	—
Certificate of deposit	2,009	—	2,009	—
CRA mutual fund	1,391	—	1,391	—
Total available-for-sale investment securities	194,090	—	189,590	4,500

Residential loans held for sale	35,676	—	35,676	—
Derivative assets	993	—	—	993
Total Financial Assets - Recurring	$230,759	$—	$225,266	$5,493

Financial Liabilities - Recurring
Derivative liabilities	$325	$—	$—	$325

Financial Assets - Non-Recurring
Impaired loans (1)	$6,922	$—	$—	$6,922

(1)
Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan's effective interest rate.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month periods ended March 31, 2017 and 2016:

	Net Derivatives	Securities Available-for-Sale	Total
	(In Thousands)

Balance, January 1, 2017	$668	$4,500	$5,168
Realized and unrealized gains (losses) included in earnings	(220)	—	(220)
Unrealized gains (losses) included in other comprehensive income	—	(244)	(244)
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance, March 31, 2017	$448	$4,256	$4,704

	Net Derivatives	Securities Available-for-Sale	Total
	(In Thousands)

Balance, January 1, 2016	$273	$—	$273
Realized and unrealized gains (losses) included in earnings	256	—	256
Unrealized gains (losses) included in other comprehensive income	—	—	—
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance, March 31, 2016	$529	$—	$529

The following tables present quantitative information as of March 31, 2017 and December 31, 2016 about level 3 fair value measurements for assets measured at fair value:

	March 31, 2017
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Asset backed securities	$4,256	Valuation service	Discounted cash flows	3% - 6% (5%)
Derivative assets	$697	Market pricing (3)	Estimated pullthrough	75% - 90% (84.3%)
Derivative liabilities	$249	Market pricing (3)	Estimated pullthrough	75% - 90% (84.3%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$1,477	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 20% (10%)
Impaired loans - Non-real estate secured	$3,767	Cash flow basis	Liquidation expenses (2)	0% - 20% (10%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.

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

	December 31, 2016
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Asset backed securities	$4,500	Valuation service	Discounted cash flows	3% - 6% (5%)
Derivative assets	$993	Market pricing (3)	Estimated pullthrough	75% - 90% (89.0%)
Derivative liabilities	$325	Market pricing (3)	Estimated pullthrough	75% - 90% (89.0%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$1,371	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 20% (10%)
Impaired loans - Non-real estate secured	$5,551	Cash flow basis	Liquidation expenses (2)	0% - 20% (5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.

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

	March 31, 2017
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$36,299	$1,532	$34,767

	December 31, 2016
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$35,676	$1,004	$34,672

The Corporation has elected to account for residential loans held for sale at fair value to eliminate the mismatch that would occur by recording changes in market value on derivative instruments used to hedge loans held for sale while carrying the loans at the lower of cost or market.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (not previously described) for which it is practicable to estimate that value:

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

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed interest rates. The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2017 and December 31, 2016, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of the Corporation's financial instruments are as follows:

	March 31, 2017		December 31, 2016

	Carrying Amount	Total Fair Value	Carrying Amount	Total Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$43,606	$43,606	$91,059	$91,059
Securities held-to-maturity	9,186	9,273	9,200	9,293
Securities available-for-sale	190,129	388,180	194,090	194,090
Restricted stock	6,324	190,129	10,092	10,092
Loans, net	1,095,363	1,103,226	1,069,366	1,080,820
Derivatives	697	697	993	993
Total financial assets	$1,345,305	$1,735,111	$1,374,800	$1,386,347

Financial liabilities:
Deposits	$1,156,990	$1,140,349	$1,054,327	$1,040,402
Short-term borrowings	61,827	60,928	186,009	185,910
Long-term borrowings	50,000	48,990	60,000	59,954
Derivatives	249	249	325	325
Total financial liabilities	$1,269,066	$1,250,516	$1,300,661	$1,286,591

Note 9.    Financial Instruments with Off-Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $16.9 million and $25.1 million in outstanding commitments at March 31, 2017 and December 31, 2016, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Corporation had $337.4 million and $330.0 million in unfunded lines of credit whose contract amounts represent credit risk at March 31, 2017 and December 31, 2016, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $14.6 million and $9.6 million at March 31, 2017 and December 31, 2016, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At March 31, 2017 and December 31, 2016 the balance in this reserve totaled $675 thousand and $750 thousand, respectively.

The Bank has a letter of credit agreement with the Commonwealth of Virginia Treasury Board pertaining to its public deposits program. Under the terms of the agreement, the Commonwealth of Virginia Treasury Board in accordance with the Security for Public Deposits Act has approved the use of a letter of credit issued by the FHLB as collateral by the Bank. The maximum amount available under the letter of credit is $35.0 million. The letter of credit expires in August 2017 with an automatic one year extension until August 2018.

The Mortgage Division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. At March 31, 2017 and December 31, 2016, the balance in this reserve totaled $1.0 million.

The following table shows the changes to the allowance for losses on mortgage loans sold.

	For the Three Months Ended March 31,		For the Year Ended
(In Thousands)	2017	2016	December 31, 2016
Balance, beginning of period	$1,029	$1,029	$1,029
Provision charged to operating expenses	—	—	—
Recoveries	—	—	—
Charge-offs	—	—	—
Balance, end of period	$1,029	$1,029	$1,029

Note 10.        Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” as well as most industry-specific guidance. The amendments also create a new Subtopic 340-40 “Other Assets and Deferred Costs - Contracts with Customers”. In summary, entities are to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of ASU 2014-09 were originally effective for annual periods beginning after December 15, 2016 and interim periods within 2017; however, a one year deferral was issued which now makes the provisions effective for annual periods beginning after December 15, 2017 and interim periods within 2018. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10)”. This ASU requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in the ASU are effective beginning after December 15, 2017. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This ASU was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above. We are currently evaluating the potential impact of ASU 2016-08 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under this ASU all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The amendments in the ASU were effective beginning after December

15, 2016 and for interim periods within that year. The Corporation has chosen to continue estimating the number of awards that are expected to vest rather than accounting for forfeitures as they occur. During the first quarter of 2017, the adoption of this guidance did not have a material effect on the Corporation's financial condition or results of operations.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. We are currently evaluating the potential impact of ASU 2016-10 on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities by eliminating the probable initial recognition threshold (incurred loss methodology) and requiring entities to reflect its current estimate of all expected credit losses. The amendments in the ASU are effective beginning after December 15, 2019 and for interim periods within that year. Early adoption is permitted beginning after December 15, 2018. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. Management is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance will be effective for the Corporation for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Corporation does not expect these amendments to have a material effect on its consolidated financial statements.

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments-Equity Method and Joint Ventures Topics of the Accounting Standards Codification. ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investment - Equity Method and Joint Ventures (Topic 323) incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Corporation is currently evaluating the impact on additional disclosure requirements, however it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued with the intent to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and is effective for the Corporation on January 1, 2020. Early adoption is permitted. The Corporation does not expect the new guidance to have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Corporation for reporting periods beginning after December 15, 2017. The Corporation does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs. ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments will be effective for the Corporation for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Corporation does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities, which is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Corporation for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Corporation does not expect these amendments to have a material effect on its consolidated financial statements.

Note 11.        Commitments and Contingent Liabilities

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

At March 31, 2017 and December 31, 2016, the Mortgage Division had open forward contracts with a notional value of $42.8 million and $54.3 million, respectively. At March 31, 2017 and December 31, 2016, the Mortgage Division had no open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was $(245) thousand and $102 thousand at March 31, 2017 and December 31, 2016, respectively.

Interest rate lock commitments totaled $41.1 million and $37.9 million at March 31, 2017 and December 31, 2016, respectively, and included $9.3 million and $7.3 million that were made on a best efforts basis at March 31, 2017 and December 31, 2016, respectively. Fair values of these best efforts commitments were $106 thousand and $82 thousand at March 31, 2017 and December 31, 2016, respectively. The remaining hedged interest rate lock commitments totaling $31.8 million and $30.6 million at March 31, 2017 and December 31, 2016, respectively, had a fair value of $587 thousand and $484 thousand, respectively.

Included in other noninterest income for the three months ended March 31, 2017 and 2016 was a net loss of $132 thousand and a net gain of $324 thousand, respectively, relating to derivative instruments. The amount included in other noninterest income for the three months ended March 31, 2017 and 2016 pertaining to its hedging activities was a net realized gain of $71 thousand and a net realized loss of $596 thousand respectively.

Note 12.        Low Income Housing Tax Credits

The Corporation has invested in two separate housing equity funds at March 31, 2017 and December 31, 2016. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $664 thousand at March 31, 2017 and December 31, 2016, respectively. The expected terms of these investments and the related tax benefits run through 2033.

Note 13.        Bank Owned Life Insurance

The Corporation had $26.5 million and $26.4 million in bank owned life insurance ("BOLI") at March 31, 2017 and December 31, 2016, respectively. The Corporation recognized interest income, which is included in other noninterest income of $184 thousand and $114 thousand for the three months ended March 31, 2017 and 2016, respectively.

Note 14.        Mergers and Acquisitions

On April 1, 2017, the Corporation completed the acquisition of Middleburg Financial Corporation (“Middleburg”), a bank holding company based in Middleburg, Virginia, in an all-stock transaction.  Middleburg’s common shareholders received 1.3314 shares of the Corporation’s common stock in exchange for each share of Middleburg’s common stock, resulting in the Corporation issuing 9,516,097 shares of common stock at a fair value of $285.7 million.  In addition, holders of outstanding Middleburg stock options received cash for the difference between the strike price and ending share price of Middleburg stock immediately before the merger, being $40.04.  A total of 23,362 shares were converted to cash for a total of $608 thousand.   As a result of the transaction and on the same date, Middleburg’s former bank subsidiary, Middleburg Bank, became a division of the Corporation’s wholly-owned bank subsidiary, Access National Bank.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.  Management is in the process of  assessing the assets purchased and liabilities assumed in connection with the merger.

Note 15.        Other Expenses

The Corporation had the following other expenses for the three month periods ending March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Merger related expenses	$565	$—
Data processing	255	197
Business and franchise tax	245	239
FDIC insurance	237	168
Consulting fees	224	109
Advertising and promotional	168	200
Accounting and auditing	153	153
Investor fees	135	137
Telephone	103	95
Regulatory examinations	102	69
Stock option	95	84
Director fees	93	93
Credit report	89	68
Legal fees	76	15
Insurance	68	52
Publication and subscription	59	76
Disaster recovery	53	61
Office supplies-stationary print	50	61
FRB and bank analysis charges	44	39
Dues and memberships	37	25
Management fees	35	142
Verification fees	34	27
Travel	33	36
SBA guarantee fee	33	35
Early payoff	28	49
Business development and meals	24	29
Automotive	15	12
Appraisal fee	15	10
Courier	14	15
Common stock	13	19
Education and training	12	16
Bank paid closing costs	12	15
Postage	10	28
Other	206	326
	$3,335	$2,700

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; continued challenging economic conditions or deterioration in general business and economic conditions and in the financial markets; mergers and acquisitions, including the degree of success in integrating operations following the Corporation's merger with Middleburg such as potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of Middleburg, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A - Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) FASB ASC 450-10, which requires that losses be accrued when they are probable of occurring and can be estimated, and (ii) FASB ASC 310-10, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management’s evaluation of the risk inherent in the loan portfolio, and changes in the nature and volume of loan activity. Such evaluation considers, among other factors, the estimated market value of the underlying collateral and current economic conditions. For further information about our practices with respect to allowance for loan losses, please see Note 5 to the consolidated financial statements.

Other Than Temporary Impairment of Investment Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At March 31, 2017, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At March 31, 2017, there were no securities with other than temporary impairment.

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

Fair Value

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments. For additional information about our financial assets carried at fair value, please see Note 8 to the consolidated financial statements.

Acquisition of Middleburg Financial Corporation

On April 1, 2017, Access National Corporation (“Access”) completed its merger with Middleburg Financial Corporation (“Middleburg”). The merger of Middleburg with and into Access (the “Merger”) was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of October 21, 2016, between Access and Middleburg, and a related Plan of Merger (together, the “Merger Agreement”).

Pursuant to the Merger Agreement, holders of shares of Middleburg common stock have a right to receive 1.3314 shares of Access common stock for each share of Middleburg common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares. Each option to purchase shares of Middleburg common stock granted under a Middleburg equity-based compensation plan that was outstanding immediately prior to the effective date of the Merger was cancelled for a cash payment equal to the product of (i) the difference between the closing sale price of Middleburg common stock on the trading day immediately preceding the effective date of the Merger and the per share exercise price of the stock option, and (ii) the number of shares of Middleburg common stock subject to such stock option. Each restricted share of Middleburg common stock granted under a Middleburg equity compensation plan that was outstanding immediately prior to the effective date of the Merger was, pursuant to the terms of each such grant, vested in full immediately prior to the effective date of the Merger and converted into unrestricted shares of Access common stock based on the exchange ratio. Each share of Access common stock outstanding immediately prior to the Merger remained outstanding and was unaffected by the Merger.

Shortly after the effective time of the Merger, Middleburg Bank, Middleburg’s wholly-owned bank subsidiary, was merged with and into Access National Bank, Access’s wholly-owned bank subsidiary (“Access Bank”) with Access Bank surviving.

This description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is included as Exhibit 2.1 to this report and incorporated by reference herein.

Financial Condition

Executive Summary

At March 31, 2017, the Corporation’s assets totaled $1.40 billion, down $29.4 million, from $1.43 billion, at December 31, 2016. The decrease in assets was primarily due to a decrease in interest-bearing balances of $50.0 million as well as a decrease in investment securities of $4.0 million and was offset by a growth in loans held for investment of $23.1 million. The first three months of 2017 reflected growth in commercial real estate and residential real estate categories of loans held for investment from December 31, 2016. The $23.1 million increase in loans held for investment as compared to December 31, 2016 is primarily attributable to a $12.0 million or 4.79% growth in commercial real estate -owner occupied loans, a $20.8 million or 11.24% increase in commercial real estate - non-owner occupied loans, and a $7.6 million or 3.72% increase in residential real estate loans. At March 31, 2017, loans secured by real estate collateral comprised 71.91% of our total loan portfolio, with loans secured by commercial real estate contributing 43.61% of our total loan portfolio, loans secured by residential real estate contributing 19.76% and real estate construction loans contributing 8.54%. Loans held for sale totaled $36.3 million at March 31, 2017, compared to $35.7 million at December 31, 2016. Loans held for sale fluctuates with the volume of loans originated during any given month and the length of time the loans are held prior to selling them in the secondary market. Deposits totaled $1.16 billion at March 31, 2017, compared to $1.05 billion at December 31, 2016, an increase of $102.7 million. Noninterest-bearing deposits increased $14.6 million from $362.0 million at December 31, 2016 to $376.7 million at March 31, 2017. Savings and interest-bearing deposits increased $31.5 million from $440.6 million at December 31, 2016 to $472.1 million at March 31, 2017. Wholesale deposits increased from $132.6 million at December 31, 2016 to $194.6 million at March 31, 2017, an increase of $62.0 million.

Net income for the first quarter of 2017 totaled $2.6 million compared to $4.1 million for the same period in 2016, down $1.5 million due mainly to merger related costs of $565 thousand as well as an increase in the provision for loan losses of $1.4 million. Earnings per diluted share were $0.24 for the first quarter of 2017, compared to $0.39 per diluted share in the same period of 2016.

The banking segment had an increase in net interest income of $1.2 million, or 11.7%, when compared to the first quarter of 2016. This increase was offset by an increase in salaries and employee benefits of $495 thousand, due to an increase in commercial lending staffing when compared to the first quarter of 2016, as well as an increase in other non-provision related expenses of $287 thousand. The increase in other non-provision related expenses pertained to the increased rent expense related to the addition of the Alexandria, Virginia branch as well as increases in data processing and FDIC insurance expense.

Non-performing assets (“NPAs”) totaled $5.2 million, or 0.37%, of total assets at March 31, 2017, down from $6.9 million, or 0.48% of total assets as of December 31, 2016. The Corporation did not have other real estate owned at March 31, 2017. The allowance for loan loss was $13.7 million and $16.0 million at March 31, 2017 and December 31, 2016, respectively, and represented 1.28% and 1.53% of total loans held for investment at March 31, 2017 and December 31, 2016, respectively.

The unemployment rate for Fairfax County, Virginia was at 3.1% as of February 2017 and still well below the 3.8% unemployment rate for the state of Virginia at the end of March 2017 and 4.5% for the nation at the end of March 2017. Information reviewed at the Federal Open Market Committee’s (FOMC) March 2017 meeting indicated the labor market has continued to strengthen even as growth in economic activity slowed. The FOMC reaffirmed its view that the current target rate for the federal funds rate remains accommodative to support further improvement in labor market conditions and a return to 2% inflation and increased the rate by 25 basis points in March 2017. This is only the third interest rate hike since the financial crisis. The historically low interest rate environment continues to negatively impact yields of variable loans and the securities portfolio. The Corporation’s net interest margin for the three months ended March 31, 2017 decreased to 3.46% from the three months ended March 31, 2016 percentage of 3.61%. While there is no certainty to the magnitude of any impact, the continued extended period of low short-term interest rates, as presently forecasted by the Federal Reserve, will continue to have an adverse effect on the net interest margin.

The latest Case-Shiller Home Price data available shows home prices increased 5.9% for the twelve months ended February 2017 with home prices in the Washington Metropolitan area posting a 4.1% increase for the same period. The Consumer Confidence Index increased in March 2017 for the second straight month, reaching a 17-year high at 125.6. Retail sales for the first quarter 2017 were 3.9% greater than a year earlier. As such, we remain cautious and have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 - 2009. In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses. The Corporation is optimistic with a strong capital base and being positioned for continued growth.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, a CRA mutual fund, certificates of deposit, and asset backed securities as well as municipal bonds. The portfolio does not have any non-agency mortgage backed securities or trust preferred securities.

At March 31, 2017 the fair value of the securities portfolio totaled $199.4 million, compared to $203.4 million at December 31, 2016. Included in the fair value totals are held-to-maturity securities with an amortized cost of $9.2 million (fair value of $9.3 million) at March 31, 2017 and December 31, 2016. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate - owner occupied, commercial real estate - non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. All lending activities of the Bank and its subsidiaries are subject to the regulations and supervision of the Comptroller. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $1.07 billion at March 31, 2017 compared to $1.05 billion at December 31, 2016, an increase of $23.1 million or 8.8% on an annual basis. Comprising the growth, commercial real estate - owner occupied loans increased $12.0 million, commercial real estate - non-owner occupied increased $20.8 million, and residential real estate loans increased $7.6 million. Offsetting the growth was a decrease in commercial loans of $17.0 million. The overall increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at March 31, 2017.

Commercial Loans: Commercial loans represented the largest segment of the loan portfolio, totaling $294.5 million and representing 27.45% of the loan portfolio as of March 31, 2017. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Commercial Real Estate Loans - Owner Occupied: This category of loans represented the second largest segment of the loan portfolio and was comprised of owner occupied loans secured by the commercial property, totaling $262.4 million, representing 24.46% of the loan portfolio at March 31, 2017. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans - Non-Owner Occupied: This category of loans represented the fourth largest segment of the loan portfolio and was comprised of loans secured by income producing commercial property, totaling $205.5 million and representing 19.15% of the loan portfolio at March 31, 2017. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: This category represented the third largest segment of the loan portfolio and included loans secured by first or second mortgages on one to four family residential properties. This segment totaled $212.0 million and comprised 19.76% of the loan portfolio as of March 31, 2017. Of this amount, the following sub-categories existed as a percentage of the whole residential real estate loan portfolio as of March 31, 2017: home equity lines of credit, 20.1%; first trust mortgage loans, 74.0%; and junior trust loans, 5.9%.

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

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans represented the fifth largest segment of the loan portfolio and totaled $91.6 million and represented 8.54% of the loan portfolio as of March 31, 2017. These loans generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, the smallest segment of the loan portfolio, totaled $6.8 million and represented 0.64% of the loan portfolio as of March 31, 2017. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At March 31, 2017, LHFS at fair value totaled $36.3 million compared to $35.7 million at December 31, 2016.

The LHFS are closed by the Mortgage Division and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the first quarter of 2017 we originated $94.5 million of loans processed in this manner, compared to $106.6 million for the first quarter of 2016. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $13.7 million at March 31, 2017 compared to $16.0 million at December 31, 2016. The allowance for loan losses was equivalent to 1.28% and 1.53% of total loans held for investment at March 31, 2017 and December 31, 2016, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 5 to the consolidated financial statements.

Non-performing Assets

At March 31, 2017 and December 31, 2016, the Bank had non-performing assets totaling $5.2 million and $6.9 million, respectively. Non-performing assets consist of non-accrual loans. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at March 31, 2017 and December 31, 2016.

	March 31,	December 31,
(In Thousands)	2017	2016
Nonaccrual loans:
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied	—	—
Real estate construction	940	940
Residential real estate	946	431
Commercial	3,358	5,551
Total nonaccrual loans	5,244	6,922
Other real estate owned ("OREO")	—	—
Total non-performing assets	$5,244	$6,922

Restructured loans included above in non-accrual loans	$3,385	$1,046

Ratio of non-performing assets to:
Total loans plus OREO	0.49%	0.66%
Total assets	0.37%	0.48%

Accruing past due loans:
90 or more days past due	$—	$—

At March 31, 2017 and December 31, 2016, the Bank had no loans past due 90 days or more and still accruing interest.

Deposits

Deposits are the primary sources of funding loan growth. At March 31, 2017, deposits totaled $1.16 billion compared to $1.05 billion at December 31, 2016, an increase of $102.7 million or 9.7%. Noninterest-bearing deposits increased $14.6 million or 4.0% from $362.0 million at December 31, 2016 to $376.7 million at March 31, 2017. Savings and interest-bearing deposits increased $31.5 million or 7.2% from $440.6 million at December 31, 2016 to $472.1 million at March 31, 2017. Time deposits increased $56.5 million or 22.4% from $251.7 million at December 31, 2016 to $308.2 million at March 31, 2017.

Shareholders’ Equity

Shareholders’ equity totaled $124.2 million at March 31, 2017 compared to $120.5 million at December 31, 2016. The increase in shareholders’ equity is due mainly to net income and option exercises during the first quarter of 2017. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The Corporation calculates its regulatory capital under the Basel III Final Rules. The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios under these new rules.

	March 31,	December 31,
	2017	2016
	(In Thousands)
Tier 1 Capital:
Common stock	$9,008	$8,881
Additional paid in capital	24,254	21,779
Retained earnings	92,436	91,439
Less: Disallowed goodwill and other disallowed intangible assets	(1,432)	(1,432)
Less: Disallowed servicing assets and loss on equity security	(432)	(350)
Total Tier 1 capital	123,834	120,317

Allowance for loan losses	14,402	14,692

Total risk based capital	$138,236	$135,009

Risk weighted assets	$1,185,772	$1,173,330

Quarterly average assets	$1,404,335	$1,161,080
			Regulatory
			Minimum
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	10.44%	11.14%	5.25%
Tier 1 capital ratio	10.44%	11.14%	6.75%
Total capital ratio	11.66%	12.39%	8.75%
Leverage Capital Ratios:
Tier 1 leverage ratio	8.83%	9.34%	4.00%

RESULTS OF OPERATIONS

Summary

First quarter 2017 pretax earnings were $4.1 million, down $2.1 million from the first quarter of 2016 due mainly to merger related costs of $565 thousand as well as an increase in the provision for loan losses of $1.4 million. Net income totaled $2.6 million compared to $4.1 million for the same period in 2016. Earnings per diluted share were $0.24 for the first quarter of 2017, compared to $0.39 per diluted share in the same period of 2016. The banking segment had a decrease in pre-tax earnings when compared to the first quarter 2016 of $1.1 million, driven by an increase in the provision for loan loss over first quarter 2016 of $1.4 million. The banking segment’s net interest income increased $1.2 million when compared to first quarter 2016. This increase was offset by an increase in salaries and employee benefits of $495 thousand, due to an increase in commercial lending staffing when compared to the first quarter of 2016, as well as an increase in other non-provision related expenses of $287 thousand. The increase in other non-provision related expenses pertained to the increased rent expense related to the addition of the Alexandria, Virginia branch as well as increases in data processing and FDIC insurance expense.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $11.7 million for the three months ended March 31, 2017 compared to $10.6 million for the same period in 2016. The annualized yield on earning assets was 4.01% for the quarter ended March 31, 2017 compared to 4.10% for the same period in 2016. The cost of interest-bearing deposits and borrowings increased to 0.80% for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 at 0.73%. Net interest margin was 3.46% for the quarter ended March 31, 2017 compared to 3.61% for the same period in 2016.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2017 compared to 2016
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$189	$208	$(19)
Loans held for sale	(94)	(103)	9
Loans	1,417	1,665	(248)
Interest-bearing deposits	61	18	43
Total increase (decrease) in interest income	1,573	1,788	(215)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	46	15	31
Money market deposit accounts	247	118	129
Savings accounts	43	38	5
Time deposits	16	(30)	46
Total interest-bearing deposits	352	141	211
FHLB Short-term borrowings	12	3	9
Securities sold under agreements to repurchase	43	—	43
FHLB Long-term borrowings	26	(13)	39
Total increase (decrease) in interest expense	433	131	302

Increase (decrease) in net interest income	$1,140	$1,657	$(517)

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
	March 31, 2017			March 31, 2016
	Average	Income/	Yield /	Average	Income/	Yield /
(In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Securities	$212,104	$1,224	2.31%	$176,332	$1,035	2.35%
Loans held for sale	24,461	250	4.09%	34,607	344	3.98%
Loans (1)	1,052,167	11,949	4.54%	905,382	10,532	4.65%
Interest-bearing balances and federal funds sold	64,628	131	0.81%	52,862	70	0.53%
Total interest-earning assets	1,353,360	13,554	4.01%	1,169,183	11,981	4.10%
Noninterest-earning assets:
Cash and due from banks	11,700			11,707
Premises, land and equipment	7,102			6,676
Other assets	45,009			34,878
Less: allowance for loan losses	(15,519)			(13,580)
Total noninterest-earning assets	48,292			39,681
Total Assets	$1,401,652			$1,208,864

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$141,315	$153	0.43%	$124,982	$107	0.34%
Money market deposit accounts	258,786	345	0.53%	142,221	98	0.28%
Savings accounts	61,001	90	0.59%	34,698	47	0.54%
Time deposits	299,973	914	1.22%	310,120	898	1.16%
Total interest-bearing deposits	761,075	1,502	0.79%	612,021	1,150	0.75%
Borrowings:
Securities sold under agreements to repurchase and federal funds purchased	28,367	16	0.23%	17,442	4	0.09%
FHLB short-term borrowings	86,200	166	0.77%	86,429	123	0.57%
FHLB long-term borrowings	59,555	180	1.21%	64,615	154	0.95%
Total borrowings	174,122	362	0.83%	168,486	281	0.67%
Total interest-bearing deposits and borrowings	935,197	1,864	0.80%	780,507	1,431	0.73%
Noninterest-bearing liabilities:
Demand deposits	335,234			308,507
Other liabilities	9,480			8,782
Total liabilities	1,279,911			1,097,796
Shareholders' Equity	121,741			111,068
Total Liabilities and Shareholders' Equity	1,401,652			1,208,864
Interest Spread (2)			3.21%			3.37%
Net Interest Margin (3)		$11,690	3.46%		$10,550	3.61%
(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. The mortgage segment provides the most significant contributions to noninterest income. Total noninterest income was $6.0 million for the first quarter of 2017 compared to $6.8 million for the same period in 2016. Gains on the sale of loans originated by the Banks’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $3.3 million for the three month period ended March 31, 2017, compared to $3.8 million for the same period of 2016. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended March 31, 2017, the Bank’s mortgage segment originated $94.5 million in mortgage and brokered loans, down from $106.6 million for the same period in 2016.

Noninterest Expense

Noninterest expense totaled $12.2 million for the three months ended March 31, 2017, compared to $11.1 million for the same period in 2016, an increase of $1.1 million. Salaries and employee benefits totaled $8.0 million for the three months ended March 31, 2017, compared to $7.7 million for the same period in 2016. Other operating expenses totaled $3.3 million for the three months ended March 31, 2017, compared to $2.7 million for the same period in 2016.

The table below provides the composition of other operating expenses.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Merger related expenses	$565	$—
Data processing	255	197
Business and franchise tax	245	239
FDIC insurance	237	168
Consulting fees	224	109
Advertising and promotional	168	200
Accounting and auditing	153	153
Investor fees	135	137
Telephone	103	95
Regulatory examinations	102	69
Stock option	95	84
Director fees	93	93
Credit report	89	68
Legal fees	76	15
Insurance	68	52
Publication and subscription	59	76
Disaster recovery	53	61
Office supplies-stationary print	50	61
FRB and bank analysis charges	44	39
Dues and memberships	37	25
Management fees	35	142
Verification fees	34	27
Travel	33	36
SBA guarantee fee	33	35
Early payoff	28	49
Business development and meals	24	29
Automotive	15	12
Appraisal fee	15	10
Courier	14	15
Common stock	13	19
Education and training	12	16
Bank paid closing costs	12	15
Postage	10	28
Other	206	326
	$3,335	$2,700

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At March 31, 2017, overnight interest-bearing balances totaled $31.9 million and unpledged available-for-sale investment securities totaled approximately $58.3 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of March 31, 2017, the portfolio of CDARS deposits, Insured Cash Sweep (ICS) deposits, and wholesale time deposits totaled $194.6 million compared to $132.6 million at December 31, 2016, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At March 31, 2017, the Bank had a line of credit with the FHLB totaling $429.2 million and had outstanding $45.0 million in short-term borrowings at a weighted average fixed rate of 0.81%, $50.0 million in long-term loans at a weighted average fixed rate of 1.23%, and a $35.0 million public deposit letter of credit from the Commonwealth of Virginia Treasury Board. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of March 31, 2017, outstanding repurchase agreements totaled $16.8 million. The interest rates on these instruments are variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at March 31, 2017, these lines totaled $62.4 million and were available as an additional funding source.

The following table presents the composition of borrowings at March 31, 2017 and December 31, 2016 as well as the average balances for the three months ended March 31, 2017 and the twelve months ended December 31, 2016.

Borrowed Funds Distribution
(In Thousands)	March 31, 2017	December 31, 2016
Borrowings:
FHLB short-term borrowings	$45,000	$129,000
Securities sold under agreements to repurchase and federal funds purchased	16,827	57,009
FHLB long-term borrowings	50,000	60,000
Total	$111,827	$246,009

	March 31, 2017	December 31, 2016
Borrowings - Average Balances:
FHLB short-term borrowings	$86,200	$40,252
Securities sold under agreements to repurchase and federal funds purchased	28,367	16,038
FHLB long-term borrowings	59,555	68,525
Total	$174,122	$125,047

Average rate paid on all borrowed funds	0.83%	0.91%

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

Contractual Obligations
There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the
Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at March 31, 2017 and December 31, 2016, assuming budgeted growth in the balance sheet. According to the model run for the three month period ended March 31, 2017, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in a decrease in net interest income of 0.30%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Net Interest Income March 31, 2017	Hypothetical Percentage Change in Net Interest Income December 31, 2016
3.00%	(0.92)%	2.63%
2.00%	(0.59)%	1.80%
1.00%	(0.30)%	0.90%

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation did not maintain effective controls and procedures over financial reporting as of March 31, 2017 resulting in a material weakness. The material weakness was related to controls surrounding the accounting for the Corporation’s business acquisition of Middleburg, in particular the recognition of investment banking fees as of March 31, 2017 when in fact the merger was not effective until April 1, 2017 at 12:01 a.m. Specifically, this material weakness resulted in material misstatements and adjustments to accrued liabilities as well as merger related expenses in connection with the consolidated financial statements for the interim period ended March 31, 2017. Except as described below, there were no changes in the Corporation’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
In response to the material weakness identified above, the Corporation has made changes to its internal control over financial reporting such as implementing specific review procedures including the enhanced involvement of outside independent consulting services to review the accounting entries pertaining to the business acquisition of Middleburg.

The Corporation’s enhanced procedures will be in place during the second quarter of 2017. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

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

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Corporation’s purchases of its common stock during the first quarter of 2017 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

(In thousands, except for per share amounts)	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1, 2017 - January 31, 2017	—	$—	—	$768,781
February 1, 2017 - February 28, 2017	—	$—	—	$768,781
March 1, 2017 - March 31, 2017	—	$—	—	$768,781
Total	—	$—	—	$768,781

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

The Corporation has postponed the planned date of its 2017 Annual Meeting of Shareholders (“Annual Meeting”), which would customarily be held in May. The 2017 Annual Meeting has been scheduled for October 26, 2017.

The expected meeting date for the 2017 Annual Meeting represents a change of more than thirty days from the anniversary of the Corporation’s 2016 Annual Meeting. Accordingly, the Corporation has set a new deadline for the receipt of shareholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (“Exchange Act”) for inclusion in the Corporation’s proxy materials for the 2017 Annual Meeting. In order to be considered timely, such proposals must be submitted to the Corporate Secretary at our principal executive offices no later than August 17, 2017.

Additionally, the deadline for the receipt of notice by a shareholder of a proposal submitted for consideration at the 2017 Annual Meeting but not submitted for inclusion in our Proxy Statement for our 2017 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, including shareholder nominations for candidates for election as directors, is also August 17, 2017. Accordingly, in order to be considered timely, such notice must be submitted to the Corporate Secretary at our principal executive offices no later than August 17, 2017.

ITEM 6.    EXHIBITS

2.1
Agreement and Plan of Reorganization, dated as of October 21, 2016, between Access National Corporation and Middleburg Financial Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 25, 2016 (file number 000-49929))

3.1	Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 18, 2006 (file number 000-49929))
3.1.1
Articles of Amendment to Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1.1 to Form 10-Q filed August 15, 2011 (file number 000-49929))

3.2
Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))
Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation's total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.5	Annual Compensation of Non-Employee Directors (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 16, 2017 (file number 000-49929))
10.6	Base Salaries for Executive Officers (incorporated by reference to Exhibit 10.6 to Form 10-K filed March 16, 2017 (file number 000-49929))
10.2
Employment Agreement, dated as of October 21, 2016 and effective April 1, 2017, between Access National Bank and Middleburg Investment Group/Middleburg Trust Company and Gary R. Shook (incorporated by reference to Exhibit 10.20 to Access’s Registration Statement on Form S-4 filed December 12, 2016 (file number 333-215054))

10.2
Employment Agreement, dated as of October 21, 2016 and effective April 1, 2017, between Access National Bank and Jeffrey H. Culver (incorporated by reference to Exhibit 10.21 to Access’s Registration Statement on Form S-4 filed December 12, 2016 (file number 333-215054))

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)
101
The following materials from Access National Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL), filed herewith:  (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*filed herewithin

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS NATIONAL CORPORATION
(Registrant)
Date:	May 19, 2017	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 19, 2017	/s/ Margaret M. Taylor
Margaret M. Taylor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)