Form 10-Q
period 2017-06-30
ACCESS NATIONAL CORP
filed 2017-08-11
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 20,391,994 shares of Common Stock as of August 10, 2017.

ACCESS NATIONAL CORPORATION
FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS

PART I

ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share and Per Share Data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$19,772	$9,186
Interest-bearing balances and federal funds sold	46,889	81,873
Total cash and cash equivalents	66,661	91,059
Investment securities:
Available-for-sale, at fair value	402,557	194,090
Held-to-maturity, at amortized cost (fair value of $16,449 and $9,293, respectively)	15,786	9,200
Total investment securities	418,343	203,290
Restricted stock, at amortized cost	8,742	10,092
Loans held for sale, at fair value	34,954	35,676
Loans held for investment, net of allowance for loan losses of $14,671 and $16,008, respectively	1,913,674	1,033,690
Premises, equipment and land, net	29,363	7,084
Goodwill and intangible assets	184,194	1,833
Other assets	101,059	47,984
Total assets	$2,756,990	$1,430,708
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Noninterest-bearing deposits	$660,481	$362,036
Interest-bearing demand deposits	454,675	126,189
Savings and money market deposits	611,708	314,396
Time deposits	460,342	251,706
Total deposits	2,187,206	1,054,327
Short-term borrowings	55,429	186,009
Long-term borrowings	80,000	60,000
Trust preferred debentures	3,843	—
Other liabilities and accrued expenses	15,644	9,842
Total liabilities	2,342,122	1,310,178
SHAREHOLDERS' EQUITY
Common stock $0.835 par value; 60,000,000 shares authorized; 20,378,994 and 10,636,242 issued and outstanding, respectively	17,016	8,881
Additional paid in capital	303,997	21,779
Retained earnings	94,664	91,439
Accumulated other comprehensive loss, net	(809)	(1,569)
Total shareholders' equity	414,868	120,530
Total liabilities and shareholders' equity	$2,756,990	$1,430,708

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$23,746	$11,354	$35,945	$22,230
Interest on federal funds sold and bank balances	221	96	352	166
Interest and dividends on securities	3,172	886	4,396	1,921
Total interest and dividend income	27,139	12,336	40,693	24,317
INTEREST EXPENSE
Interest on deposits	2,419	1,274	3,921	2,425
Interest on other borrowings	545	301	907	581
Total interest expense	2,964	1,575	4,828	3,006
Net interest income	24,175	10,761	35,865	21,311
Provision for loan losses	900	120	2,300	120
Net interest income after provision for loan losses	23,275	10,641	33,565	21,191
NONINTEREST INCOME
Service charges and fees	669	239	949	499
Gain on sale of loans	6,046	7,273	9,391	11,103
Other income	2,170	1,661	4,548	4,390
Total noninterest income	8,885	9,173	14,888	15,992
NONINTEREST EXPENSE
Salaries and benefits	12,660	8,407	20,700	16,075
Occupancy and equipment	1,981	749	2,801	1,510
Other operating expenses	11,585	3,147	14,920	5,847
Total noninterest expense	26,226	12,303	38,421	23,432
Income before income taxes	5,934	7,511	10,032	13,751
Income tax expense	2,088	2,633	3,579	4,778
NET INCOME	$3,846	$4,878	$6,453	$8,973
Earnings per common share:
Basic	$0.19	$0.46	$0.42	$0.85
Diluted	$0.19	$0.46	$0.41	$0.84
Average outstanding shares:
Basic	20,335,070	10,576,516	15,529,934	10,564,833
Diluted	20,453,991	10,639,167	15,655,613	10,622,763

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$3,846	$4,878	$6,453	$8,973
Other comprehensive income:
Unrealized holding gains arising during the period	1,103	1,288	1,169	4,326
Reclassification adjustment for gains included in net income	—	(51)	—	(109)
Unrealized losses on interest rate swaps	(4)	—	(4)	—
Tax effect	(382)	(433)	(405)	(1,476)
Total other comprehensive income	717	804	760	2,741
Total comprehensive income	$4,563	$5,682	$7,213	$11,714

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2015	$8,805	$19,953	$81,385	$(1,005)	$109,138
Net income	—	—	8,973	—	8,973
Other comprehensive income	—	—	—	2,741	2,741
Cash dividends ($0.30 per share)	—	—	(3,170)	—	(3,170)
Exercise of stock options (32,638 shares)	27	381	—	—	408
Issuance of restricted common stock (6,205 shares)	5	123	—	—	128
Stock-based compensation	—	168	—	—	168
Balance June 30, 2016	$8,837	$20,625	$87,188	$1,736	$118,386

Balance December 31, 2016	$8,881	$21,779	$91,439	$(1,569)	$120,530
Net income	—	—	6,453	—	6,453
Other comprehensive income	—	—	—	760	760
Cash dividends ($0.30 per share)	—	—	(3,228)	—	(3,228)
Exercise of stock options (126,899 shares)	106	1,688	—	—	1,794
Dividend reinvestment plan shares issued from reserve (95,207 shares)	79	2,475	—	—	2,554
Issuance of restricted common stock (4,549 shares)	4	125	—	—	129
Issuance of common stock (9,516,097 shares)	7,946	277,727	—	—	285,673
Stock-based compensation	—	203	—	—	203
Balance June 30, 2017	$17,016	$303,997	$94,664	$(809)	$414,868

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$6,453	$8,973
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,500	254
Provision for loan losses	2,300	120
Originations of loans held for sale	(211,458)	(260,511)
Proceeds from sales of loans held for sale	221,571	260,633
Gain on sale of loans	(9,391)	(11,103)
Gains on sales of securities available-for-sale	—	(109)
Valuation allowance on derivatives	203	(14)
Amortization (accretion) on securities, net	1,150	946
Stock-based compensation	203	168
(Gains) losses on sale of other real estate owned, net	52	—
Income from bank owned life insurance	(527)	(226)
Changes in assets and liabilities:
Increase in other assets	(2,701)	(4,082)
Decrease in other liabilities	(4,404)	(250)
Net cash used in operating activities	$4,951	$(5,201)
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal repayments and sales of securities available-for-sale	$192,989	$17,332
Purchases of securities available-for-sale	(168,609)	(27,290)
Proceeds from sales, maturities and calls of securities held-to-maturity	4,273	5,000
Redemption of restricted stock, net	5,469	100
Purchases of premises, equipment and land, net	(412)	(367)
Purchase of bank owned life insurance	—	(2,500)
Increase in loans, net	(66,467)	(55,230)
Proceeds from sale of other real estate owned	2,072	—
Cash paid in business combination	(608)	—
Cash acquired in business combination	90,940	—
Net cash provided by (used in) investing activities	$59,647	$(62,955)
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	$78,092	$156,426
Increase in time deposits	(1,832)	(25,624)
Increase (decrease) in securities sold under agreements to repurchase	7,478	(9,366)
Decrease in short-term borrowings	(193,983)	(25,000)
Increase in long-term borrowings	20,000	20,000
Payment of dividends on common stock	(3,228)	(3,170)
Proceeds from issuance of common stock	4,477	536
Net cash (used in) provided by financing activities	$(88,996)	$113,802
Increase (decrease) in cash and cash equivalents	(24,398)	45,646
Cash and cash equivalents at beginning of the period	91,059	35,889
Cash and cash equivalents at end of the period	$66,661	$81,535

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	For the Six Months Ended
	June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information
Interest paid	$4,499	$2,981
Income taxes	$2,410	$4,828
Supplemental Disclosure of Non-Cash Transactions
Unrealized gains (losses) on securities available for sale	$1,169	$4,217
Change in fair value of interest rate swaps	$(4)	$—
Transfer of loans held for investment to other real estate owned	$—	$129
Transfer of other real estate owned to other assets due to FHA receivable	—	$(129)
Transactions Related to Business Combination
Increase in assets and liabilities:
Loans	$(815,817)	$—
Securities	(243,679)	—
Other Assets	(258,306)	—
Noninterest bearing deposits	282,752	—
Interest bearing deposits	773,867	—
Trust preferred debentures	3,824	—
Borrowings	55,925	—
Other liabilities	10,206	—

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 1.        Basis of Presentation

Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its subsidiary, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association and Middleburg Investment Group, which is a non-bank holding company chartered under Virginia law. The Bank has three active wholly owned subsidiaries: Access Real Estate LLC (“Access Real Estate”), a real estate company; ACME Real Estate LLC, a real estate holding company of foreclosed property; and Access Capital Management Holding LLC (“ACM”), a holding company for Capital Fiduciary Advisors, L.L.C., Access Investment Services, L.L.C., and Access Insurance Group, L.L.C.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. No reclassifications were significant and there was no effect on net income. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2016, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

Note 2.        Stock-Based Compensation Plan

During the first six months of 2017, the Corporation granted 128,100 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “Plan”). Options granted under the Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from 2.5 years to 4.0 years and expire one year after the full vesting date. Stock-based compensation expense recognized in other operating expense during the six month periods ended June 30, 2017 and 2016 was $203 thousand and $168 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

Total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan as of June 30, 2017 was $1.07 million. The cost is expected to be recognized over a weighted average period of 1.42 years.

A summary of stock option activity under the Plan for the six months ended June 30, 2017 and 2016 is presented as follows:

	For the Six Months Ended June 30,
	2017	2016
Expected life of options granted, in years	4.66	4.58
Risk-free interest rate	1.49%	1.26%
Expected volatility of stock	29.65%	30.39%
Annual expected dividend yield	3.00%	3.00%
Fair value of granted options	$792,766	$433,479
Non-vested options	314,821	303,914

The following table summarizes options outstanding under the Plan for the six months ended June 30, 2017 and 2016:

	June 30, 2017
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	481,381	$16.52	2.50	$5,412,143
Granted	128,100	27.80	4.66	—
Exercised	(126,899)	14.14	1.07	1,651,541
Lapsed or canceled	(3,493)	15.67	1.67	—
Outstanding June 30, 2017	479,089	$20.17	3.01	$3,208,165
Exercisable at June 30, 2017	164,268	$16.50	1.74	$1,646,702

	June 30, 2016
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	407,832	$15.33	2.81	$2,091,196
Granted	122,050	18.39	4.58	—
Exercised	(32,638)	12.53	1.33	208,208
Lapsed or canceled	(7,650)	16.16	2.92	—
Outstanding June 30, 2016	489,594	$16.27	2.93	$1,591,210
Exercisable at June 30, 2016	185,680	$14.27	1.87	$973,639

Note 3.        Securities

The following tables provide the amortized costs and fair values of securities held-to-maturity at June 30, 2017 and December 31, 2016. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premium and accretion of discounts.

	June 30, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity
U.S. Government agencies	$5,000	$27	$—	$5,027
Municipals	10,786	655	(19)	11,422
Total	$15,786	$682	$(19)	$16,449

	December 31, 2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity
U.S. Government agencies	$5,000	$46	$—	$5,046
Municipals	4,200	66	(19)	4,247
Total	$9,200	$112	$(19)	$9,293

The amortized cost and fair value of securities held-to-maturity as of June 30, 2017 and December 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	June 30, 2017		December 31, 2016
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held-to-maturity
U.S. Government agencies:
Due after one year through five years	$5,000	$5,027	$5,000	$5,046
Municipals:
Due after one year through five years	2,007	2,046	2,028	2,062
Due after five years through ten years	1,611	1,644	1,617	1,649
Due after ten years through fifteen years	7,168	7,732	555	536
Total	$15,786	$16,449	$9,200	$9,293

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

	June 30, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Government agencies	$27,377	$39	$(109)	$27,307
Municipals	101,881	1,103	(730)	102,254
Mortgage backed securities	253,335	616	(1,700)	252,251
Asset backed securities	8,955	—	(279)	8,676
Corporate bonds	8,612	74	—	8,686
Certificates of deposit	1,976	19	—	1,995
CRA mutual fund	1,500	—	(112)	1,388
Total	$403,636	$1,851	$(2,930)	$402,557

	December 31, 2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Government agencies	$5,106	$—	$(112)	$4,994
Municipals	45,392	172	(1,205)	44,359
Mortgage backed securities	120,794	177	(1,164)	119,807
Asset backed securities	13,105	17	(258)	12,864
Corporate bonds	8,631	35	—	8,666
Certificates of deposit	1,976	33	—	2,009
CRA mutual fund	1,500	—	(109)	1,391
Total	$196,504	$434	$(2,848)	$194,090

The amortized cost and fair value of securities available-for-sale as of June 30, 2017 and December 31, 2016 by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	June 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies:
Due in one year or less	$50	$50	$—	$—
Due after one year through five years	5,096	5,071	5,106	4,994
Due after ten years through fifteen years	7,523	7,466	—	—
Due after fifteen years	14,708	14,720	—	—
Municipals:
Due in one year or less	692	703	—	—
Due after one year through five years	7,805	7,788	3,442	3,500
Due after five years through ten years	8,380	8,352	5,025	4,888
Due after ten years through fifteen years	23,904	24,414	20,463	20,300
Due after fifteen years	61,100	60,997	16,462	15,671
Mortgage backed securities:
Due after one year through five years	32,200	32,298	24,959	24,916
Due after five years through ten years	114,219	113,891	24,996	24,895
Due after ten years through fifteen years	5,027	4,936	12,861	12,555
Due after fifteen years	101,889	101,126	57,978	57,441
Asset backed securities:
Due after five years through ten years	3,070	3,070	3,080	3,001
Due after fifteen years	5,885	5,606	10,025	9,863
Corporate bonds:
Due in one year or less	50	50	4,141	4,144
Due after one year through five years	8,562	8,636	4,490	4,522
Certificates of deposit:
Due after one year through five years	1,976	1,995	1,976	2,009
CRA mutual fund	1,500	1,388	1,500	1,391
Total	$403,636	$402,557	$196,504	$194,090

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, credit lines with the Federal Reserve Bank ("FRB"), and debtor-in-possession accounts amounted to $299.7 million and $178.7 million at June 30, 2017 and December 31, 2016, respectively.

Securities available-for-sale and held-to-maturity that had an unrealized loss position at June 30, 2017 and December 31, 2016 are as follow:

(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
June 30, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-maturity
Municipals	$534	$(19)	$—	$—	$534	$(19)

Available-for-sale
U.S. Government agencies	$9,473	$(51)	$2,492	$(58)	$11,965	$(109)
Municipals	28,411	(730)	—	—	28,411	(730)
Mortgage backed securities	170,303	(1,070)	18,047	(630)	188,350	(1,700)
Asset backed securities	—	—	5,605	(279)	5,605	(279)
CRA mutual funds	—	—	1,388	(112)	1,388	(112)
Total	$208,187	$(1,851)	$27,532	$(1,079)	$235,719	$(2,930)

(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-maturity
Municipals	$536	$(19)	$—	$—	$536	$(19)

Available-for-sale
U.S. Government agencies	$4,994	$(112)	$—	$—	$4,994	$(112)
Municipals	28,147	(1,205)	—	—	28,147	(1,205)
Mortgage backed securities	62,145	(541)	19,768	(623)	81,913	(1,164)
Asset backed securities	1,286	(37)	7,077	(221)	8,363	(258)
CRA mutual fund	—	—	1,391	(109)	1,391	(109)
Total	$96,572	$(1,895)	$28,236	$(953)	$124,808	$(2,848)

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

At June 30, 2017, there were 78 available-for-sale securities with unrealized losses totaling $2.93 million and one held-to-maturity security with an unrealized loss of $19 thousand.  The Corporation evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded the unrealized losses were caused by interest rate fluctuations with no adverse change in cash flows noted. Based on this analysis and because the Corporation does not intend to sell securities in an unrealized loss position and it is more likely than not the Corporation will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity, the Corporation does not consider any portfolio securities to be other-than-temporarily impaired.

Restricted stock
The Corporation’s investment in the Federal Home Loan Bank of Atlanta ("FHLB") stock totaled $6.0 million and $9.1 million at June 30, 2017 and December 31, 2016, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Corporation does not consider this investment to be other-than-temporarily impaired at June 30, 2017, and no impairment has been recognized.  FHLB stock is shown in restricted stock on the consolidated balance sheets.

The Corporation also has an investment in FRB stock which totaled $2.7 million and $1.0 million at June 30, 2017 and December 31, 2016, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Corporation does not consider this investment to be other-than-temporarily impaired at June 30, 2017, and no impairment has been recognized. FRB stock is shown in restricted stock on the consolidated balance sheets.

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or re-pledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of June 30, 2017 and December 31, 2016, the obligations outstanding under these repurchase agreements totaled $50.5 million and $17.0 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at June 30, 2017 was $42.6 million in total and consisted of $11.6 million in municipal securities, $26.6 million in mortgage backed securities, $1.8 million in corporate bonds, $1.2 million in certificates of deposit, and $1.4 million in the CRA mutual fund. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2016 was $21.4 million in total and consisted of $4.7 million in municipal securities, $6.9 million in mortgage backed securities, $5.9 million in corporate bonds, $2.5 million in asset backed securities and $1.4 million in the CRA mutual fund.

Note 4.        Loans

The following table presents the composition of the loans held for investment portfolio at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(In Thousands)	Outstanding Amount	Percent of Total Portfolio	Outstanding Amount	Percent of Total Portfolio
Commercial real estate - owner occupied	$401,853	20.84%	$250,440	23.87%
Commercial real estate - nonowner occupied	377,037	19.55	184,688	17.59
Real estate construction	124,186	6.44	91,822	8.75
Residential real estate	525,649	27.26	204,413	19.47
Commercial	476,055	24.69	311,486	29.67
Consumer	23,565	1.22	6,849	0.65
Total loans	$1,928,345	100.00%	$1,049,698	100.00%
Less allowance for loan losses	14,671		16,008
Net loans	$1,913,674		$1,033,690

Unearned income and net deferred loan fees and costs totaled $2.8 million and $2.4 million at June 30, 2017 and December 31, 2016, respectively. Loans pledged to secure borrowings at the FHLB totaled $444.2 million and $266.6 million at June 30, 2017 and December 31, 2016, respectively.

Loans acquired in a transfer, including in business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments, are accounted for as purchased impaired loans. Purchased impaired loans are initially recorded at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the historical allowance for credit losses related to these loans is not carried over.

Accounting for purchased impaired loans involves estimating fair value, at acquisition, using the principal and interest cash flows expected to be collected discounted at the prevailing market rate of interest. The excess of cash flows expected to be collected over the estimated fair value at the acquisition date is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loans. The difference between contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. Any decreases in cash flows expected to be collected (other than due to decreases in interest rate indices and changes in prepayment assumptions) will be charged to the provision for loan losses, resulting in an increase to the allowance for loan losses.

The following table presents the changes in the accretable yield for purchased impaired loans for three and six month periods ended June 30, 2017:

For the Three and Six Months Ended
(In Thousands)	June 30, 2017
Accretable yield, beginning of period	$—
Additions	557
Accretion	(91)
Reclassification from (to) nonaccretable difference	—
Other changes, net	—
Accretable yield, end of period	$466

At June 30, 2017, none of the purchased impaired loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans.

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of June 30, 2017 and December 31, 2016. Loans that were on non-accrual status are not included in any past due amounts.

	June 30, 2017
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$70	$—	$—	$70	$194	$401,589	$401,853
Commercial real estate - nonowner occupied	—	—	—	—	1,002	376,035	377,037
Real estate construction	57	—	—	57	952	123,177	124,186
Residential real estate	392	209	430	1,031	1,321	523,297	525,649
Commercial	46	—	—	46	3,033	472,976	476,055
Consumer	45	19	104	168	3	23,394	23,565
Total	$610	$228	$534	$1,372	$6,505	$1,920,468	$1,928,345

	December 31, 2016
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$—	$—	$—	—	$—	$250,440	$250,440
Commercial real estate - non-owner occupied	—	—	—	—	—	184,688	184,688
Real estate construction	—	—	—	—	940	90,882	91,822
Residential real estate	—	97	—	97	431	203,885	204,413
Commercial	438	—	—	438	5,551	305,497	311,486
Consumer	—	—	—	—	—	6,849	6,849
Total	$438	$97	$—	$535	$6,922	$1,042,241	$1,049,698

The following table includes an aging analysis of the recorded investment of purchased impaired loans included in the table above:

	June 30, 2017
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$1,366	$1,366
Commercial real estate - nonowner occupied	—	—	—	—	—	920	920
Real estate construction	—	—	—	—	—	—	—
Residential real estate	—	—	171	171	—	2,283	2,454
Commercial	46	—	—	46	—	92	138
Consumer	—	3	1	4	—	59	63
Total	$46	$3	$172	$221	$—	$4,720	$4,941

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

	June 30, 2017			December 31, 2016
(In Thousands)	Non-performing	Performing	Total Loans	Non-performing	Performing	Total Loans
Commercial real estate - owner occupied	$194	$401,659	$401,853	$—	$250,440	$250,440
Commercial real estate - nonowner occupied	1,002	376,035	377,037	—	184,688	184,688
Real estate construction	952	123,234	124,186	940	90,882	91,822
Residential real estate	1,321	524,328	525,649	431	203,982	204,413
Commercial	3,033	473,022	476,055	5,551	305,935	311,486
Consumer	3	23,562	23,565	—	6,849	6,849
Total	$6,505	$1,921,840	$1,928,345	$6,922	$1,042,776	$1,049,698

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

The following tables present the recorded investment of loans that have been risk rated in accordance with the internal classification system:

June 30, 2017
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Residential Real Estate	Commercial	Consumer	Total
Pass	$123,684	$398,741	$376,476	$523,498	$460,237	$23,562	$1,906,198
Special Mention	—	776	289	—	2,077	—	3,142
Substandard	952	2,746	1,002	1,937	14,475	—	21,112
Doubtful	—	194	—	358	131	3	686
Loss	—	—	—	—	—	—	—
Unearned income	(450)	(604)	(730)	(144)	(865)	—	(2,793)
Ending Balance	$124,186	$401,853	$377,037	$525,649	$476,055	$23,565	$1,928,345

December 31, 2016
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Residential Real Estate	Commercial	Consumer	Total
Pass	$91,296	$247,001	$185,020	$202,762	$287,978	$6,848	$1,020,905
Special Mention	—	1,213	300	932	4,544	—	6,989
Substandard	940	2,807	—	878	19,561	—	24,186
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Unearned income	(414)	(581)	(632)	(159)	(597)	1	(2,382)
Ending Balance	$91,822	$250,440	$184,688	$204,413	$311,486	$6,849	$1,049,698

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on non-accrual status with all payments applied to principal under the cost-recovery method. As the Bank does not utilize the cash-basis method of accounting for impaired loans, the Bank did not recognize interest income in association with its impaired loans during the first six months of 2017.

The table below shows the results of management’s analysis of impaired loans, excluding purchased impaired loans, as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific related allowance recorded:
Commercial real estate - owner occupied	$194	$196	$—
Commercial real estate - nonowner occupied	1,002	1,388	—
Real estate construction	27	35	—
Residential real estate	939	945	—
Commercial	1,657	1,796	—
Consumer	3	4	—
Total with no specific related allowance	$3,822	$4,364	$—
With a specific related allowance recorded:
Commercial real estate loans - owner occupied	$—	$—	$—
Commercial real estate loans - nonowner occupied	—	—	—
Real estate construction	925	986	206
Residential real estate	382	388	91
Commercial loans	1,376	2,516	362
Consumer loans	—	—	—
Total with a specific related allowance	$2,683	$3,890	$659
Total	$6,505	$8,254	$659

	December 31, 2016
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - nonowner occupied	—	—	—
Real estate construction	—	—	—
Residential real estate	431	431	—
Commercial	2,748	3,771	—
Consumer	—	—	—
Total with no specific related allowance	$3,179	$4,202	$—
With a specific related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - nonowner occupied	—	—	—
Real estate construction	940	994	221
Residential real estate	—	—	—
Commercial	2,803	2,900	2,805
Consumer	—	—	—
Total with a specific related allowance	$3,743	$3,894	$3,026
Total	$6,922	$8,096	$3,026

The table below shows the average recorded investment in impaired loans, excluding purchased impaired loans, by class of loan:

	Average Recorded Investment
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Commercial real estate - owner occupied	$194	$—	$194	$—
Commercial real estate - nonowner occupied	1,002	3,015	1,002	4,251
Real estate construction	960	1,022	960	1,031
Residential real estate	1,339	34	1,321	34
Commercial	3,487	905	4,318	843
Consumer	3	—	3	—
Total	$6,985	$4,976	$7,798	$6,159

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

No loans were modified in connection with a TDR during the three and six month periods ended June 30, 2017 and 2016.

The total balance of TDRs at June 30, 2017 and December 31, 2016 was $940 thousand and $4.1 million, respectively.  The amount of the specific valuation allowance related to TDRs was $206 thousand and $2.2 million as of June 30, 2017 and December 31, 2016, respectively.

There were no outstanding commitments to lend additional amounts to TDR borrowers at June 30, 2017 or December 31, 2016.

There were no TDR payment defaults during the three and six months ended June 30, 2017 and 2016. For purposes of this disclosure, a TDR payment default occurs when, within twelve months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 or more past due.

Note 5.        Allowance for Loan Losses

The allowance for loan losses totaled $14.7 million and $16.0 million at June 30, 2017 and December 31, 2016, respectively. The allowance for loan losses was equivalent to 0.76% and 1.53% of total loans held for investment at June 30, 2017 and December 31, 2016, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	June 30, 2017
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Consumer	Total
Allowance for loan losses, Three months ended June 30, 2017
Balance at March 31, 2017	$1,311	$2,796	$2,171	$2,451	$4,926	$72	$13,727
Charge-offs	—	—	—	(1)	(125)	(6)	(132)
Recoveries	—	18	—	14	142	2	176
Provision	(434)	223	520	(82)	652	21	900
Balance at June 30, 2017	$877	$3,037	$2,691	$2,382	$5,595	$89	$14,671

Allowance for loan losses, Six months ended June 30, 2017
Balance at December 31, 2016	$1,277	$2,943	$2,145	$2,510	$7,053	$80	$16,008
Charge-offs	—	—	—	(1)	(3,828)	(6)	(3,835)
Recoveries	—	18	—	21	157	2	198
Provision	(400)	76	546	(148)	2,213	13	2,300
Balance at June 30, 2017	$877	$3,037	$2,691	$2,382	$5,595	$89	$14,671

Ending allowance for loan losses, June 30, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$206	$91	$362	$—	$659
Collectively evaluated for impairment	877	3,037	2,485	2,291	5,233	89	14,012
Total ending allowance balance	$877	$3,037	$2,691	$2,382	$5,595	$89	$14,671

Recorded Investment in Loans, June 30, 2017
Individually evaluated for impairment	$27	$526	$1,926	$1,491	$3,647	$3	$7,620
Collectively evaluated for impairment	124,159	399,961	374,191	521,704	472,270	23,499	1,915,784
Purchased impaired loans	—	1,366	920	2,454	138	63	4,941
Total ending loans balance	$124,186	$401,853	$377,037	$525,649	$476,055	$23,565	$1,928,345

	December 31, 2016
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance, January 1, 2016	$1,056	$3,042	$1,862	$2,862	$4,612	$129	$13,563
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	40	285	—	325
Provision	221	(99)	283	(392)	2,156	(49)	2,120
Ending balance, December 31, 2016	$1,277	$2,943	$2,145	$2,510	$7,053	$80	$16,008
Ending allowance at December 31, 2016:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$221	$—	$—	$—	$2,805	$—	$3,026
Collectively evaluated for impairment	1,056	2,943	2,145	2,510	4,248	80	12,982
Total ending allowance balance	$1,277	$2,943	$2,145	$2,510	$7,053	$80	$16,008
Loans:
Individually evaluated for impairment	$940	$335	$—	$606	$6,182	$—	$8,063
Collectively evaluated for impairment	90,882	250,105	184,688	203,807	305,304	6,849	1,041,635
Total ending loans balance	$91,822	$250,440	$184,688	$204,413	$311,486	$6,849	$1,049,698

	June 30, 2016
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Consumer	Total
Allowance for loan losses, Three months ended June 30, 2016
Balance at March 31, 2016	$1,114	$2,953	$1,920	$2,831	$4,669	127	$13,614
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	10	90	—	100
Provision	64	189	49	13	(185)	(10)	120
Balance at June 30, 2016	$1,178	$3,142	$1,969	$2,854	$4,574	$117	$13,834

Allowance for loan losses, Six months ended June 30, 2016
Beginning balance	$1,056	$3,042	$1,862	$2,862	$4,612	$129	$13,563
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	21	130	—	151
Provision	122	100	107	(29)	(168)	(12)	120
Ending balance	$1,178	$3,142	$1,969	$2,854	$4,574	$117	$13,834

Ending allowance for loan losses, June 30, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$170	$—	$—	$—	$13	$—	$183
Collectively evaluated for impairment	1,008	3,142	1,969	2,854	4,561	117	13,651
Total ending allowance balance	$1,178	$3,142	$1,969	$2,854	$4,574	$117	$13,834

Recorded Investment in Loans, June 30, 2016
Individually evaluated for impairment	$1,016	$339	$—	$213	$816	$—	$2,384
Collectively evaluated for impairment	78,184	235,396	153,206	208,098	256,323	9,138	940,345
Total ending loans balance	$79,200	$235,735	$153,206	$208,311	$257,139	$9,138	$942,729

Note 6.        Earnings Per Share

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2017 and 2016, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	For the Three Months Ended June 30,
	2017	2016
(In thousands, except for share and per share data)
Basic earnings per share:
Net income	$3,846	$4,878
Weighted average shares outstanding	20,335,070	10,576,516
Basic earnings per share	$0.19	$0.46
Diluted earnings per share:
Net income	$3,846	$4,878
Weighted average shares outstanding	20,335,070	10,576,516
Dilutive effect of stock options	118,921	62,651
Weighted average diluted shares outstanding	20,453,991	10,639,167
Diluted earnings per share	$0.19	$0.46

	For the Six Months Ended June 30,
	2017	2016
(In thousands, except for share and per share data)
Basic earnings per share:
Net income	$6,453	$8,973
Weighted average shares outstanding	15,529,934	10,564,833
Basic earnings per share	$0.42	$0.85
Diluted earnings per share:
Net income	$6,453	$8,973
Weighted average shares outstanding	15,529,934	10,564,833
Dilutive effect of stock options	125,679	57,930
Weighted average diluted shares outstanding	15,655,613	10,622,763
Diluted earnings per share	$0.41	$0.84

None of the stock options were considered anti-dilutive as of June 30, 2017 and 2016.

Note 7.        Segment Reporting

The Corporation has three reportable segments: commercial banking, mortgage banking, and trust and wealth management. Revenues from commercial banking operations consist primarily of interest earned on loans and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income. Trust and wealth management operating revenues consist principally of transactional fees charged to clients as well as fees for portfolio asset management.

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

The following tables present segment information as of and for the three months ended June 30, 2017 and 2016:

	June 30, 2017
(In Thousands)	Commercial Banking	Trust & Wealth Management	Mortgage Banking	Other	Eliminations	Consolidated
Revenues:
Interest income	$26,917	$3	$297	$6	$(84)	$27,139
Gain on sales of loans	—	—	6,046	—	—	6,046
Other revenues	1,703	1,824	(692)	327	(323)	2,839
Total revenues	28,620	1,827	5,651	333	(407)	36,024
Expenses:
Interest expense	2,854	—	16	178	(84)	2,964
Salaries and employee benefits	8,240	1,227	3,193	—	—	12,660
Other expenses	7,922	452	1,256	5,159	(323)	14,466
Total operating expenses	19,016	1,679	4,465	5,337	(407)	30,090
Income (loss) before income taxes	$9,604	$148	$1,186	$(5,004)	$—	$5,934
Total assets	$2,685,238	$41,437	$37,923	$418,877	$(426,485)	$2,756,990

	June 30, 2016
(In Thousands)	Commercial Banking	Wealth Management	Mortgage Banking	Other	Eliminations	Consolidated
Revenues:
Interest income	$12,092	$—	$437	$6	$(199)	$12,336
Gain on sales of loans	—	—	7,273	—	—	7,273
Other revenues	1,290	718	(134)	342	(316)	1,900
Total revenues	13,382	718	7,576	348	(515)	21,509
Expenses:
Interest expense	1,580	—	127	67	(199)	1,575
Salaries and employee benefits	4,165	528	3,714	—	—	8,407
Other expenses	1,867	259	1,567	639	(316)	4,016
Total operating expenses	7,612	787	5,408	706	(515)	13,998
Income (loss) before income taxes	$5,770	$(69)	$2,168	$(358)	$—	$7,511
Total assets	$1,245,441	$2,861	$60,831	$17,772	$(22,034)	$1,304,871

The following table presents segment information as of and for the six months ended June 30, 2017 and 2016:

	June 30, 2017
(In Thousands)	Commercial Banking	Trust & Wealth Management	Mortgage Banking	Other	Eliminations	Consolidated
Revenues:
Interest income	$40,311	$3	$547	$12	$(180)	$40,693
Gain on sale of loans	—	—	9,391	—	—	9,391
Other revenues	2,468	2,578	434	663	(646)	5,497
Total revenues	42,779	2,581	10,372	675	(826)	55,581
Expenses:
Interest expense	4,724	—	43	241	(180)	4,828
Salaries and employee benefits	12,658	1,818	6,224	—	—	20,700
Other expenses	11,449	691	2,097	6,430	(646)	20,021
Total operating expenses	28,831	2,509	8,364	6,671	(826)	45,549
Income (loss) before income taxes	$13,948	$72	$2,008	$(5,996)	$—	$10,032
Total assets	$2,685,238	$41,437	$37,923	$418,877	$(426,485)	$2,756,990

	June 30, 2016
(In Thousands)	Commercial Banking	Wealth Management	Mortgage Banking	Other	Eliminations	Consolidated
Revenues:
Interest income	$23,848	$—	$781	$10	$(322)	$24,317
Gain on sale of loans	—	—	11,103	—	—	11,103
Other revenues	2,226	1,496	1,113	689	(635)	4,889
Total revenues	26,074	1,496	12,997	699	(957)	40,309
Expenses:
Interest expense	3,016	—	178	134	(322)	3,006
Salaries and employee benefits	8,088	1,088	6,899	—	—	16,075
Other expenses	3,707	550	2,636	1,219	(635)	7,477
Total operating expenses	14,811	1,638	9,713	1,353	(957)	26,558
Income (loss) before income taxes	$11,263	$(142)	$3,284	$(654)	$—	$13,751
Total assets	$1,245,441	$2,861	$60,831	$17,772	$(22,034)	$1,304,871

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

Derivative financial instruments: Derivative instruments are used to hedge residential mortgage loans held for sale and the related interest-rate lock commitments and include forward commitments to sell mortgage loans and mortgage backed securities as further described in Note 11. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for interest rate lock commitments (Level 3).

Derivative instruments are also in the form of interest rate swaps and an interest rate cap. Interest rate swaps and the cap are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data (Level 2). The interest rate swaps and cap are further described in Note 16.

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

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of June 30, 2017 and December 31, 2016 are summarized below:

(In Thousands)	June 30, 2017
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets - Recurring
Available-for-sale investment securities
U.S. Government agencies	$27,307	$—	$27,307	$—
Municipals	102,254	—	102,254	—
Mortgage backed securities	252,251	—	248,025	4,226
Asset backed securities	8,676	—	8,676	—
Corporate bonds	8,686	—	8,686	—
Certificates of deposit	1,995	—	1,995	—
CRA mutual fund	1,388	—	1,388	—
Total available-for-sale investment securities	402,557	—	398,331	4,226

Residential loans held for sale	34,954	—	34,954	—
Derivative assets	687	—	45	642
Total Financial Assets - Recurring	$438,198	$—	$433,330	$4,868

Financial Liabilities - Recurring
Derivative liabilities	$222	$—	$186	$36

Financial Assets - Non-Recurring
OREO	$1,825	$—	$—	$1,825
Impaired loans (1)	$6,505	$—	$—	$6,505

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month periods ended June 30, 2017 and 2016:

	Net Derivatives	Securities Available-for-Sale	Total
	(In Thousands)

Balance, beginning of period	$448	$4,256	$4,704
Realized and unrealized gains (losses) included in earnings	158	—	158
Unrealized gains (losses) included in other comprehensive income	—	(30)	(30)
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance, June 30, 2017	$606	$4,226	$4,832

	Net Derivatives	Securities Available-for-Sale	Total
	(In Thousands)

Balance, beginning of period	$529	$—	$529
Realized and unrealized gains (losses) included in earnings	(242)	—	(242)
Unrealized gains (losses) included in other comprehensive income	—	—	—
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance, June 30, 2016	$287	$—	$287

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the six month periods ended June 30, 2017 and 2016:

	Net Derivatives	Securities Available-for-Sale	Total
	(In Thousands)

Balance, January 1, 2017	$668	$4,500	$5,168
Realized and unrealized gains (losses) included in earnings	(62)	—	(62)
Unrealized gains (losses) included in other comprehensive income	—	(274)	(274)
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance, June 30, 2017	$606	$4,226	$4,832

	Net Derivatives	Securities Available-for-Sale	Total
	(In Thousands)

Balance, January 1, 2016	$273	$—	$273
Realized and unrealized gains (losses) included in earnings	14	—	14
Unrealized gains (losses) included in other comprehensive income	—	—	—
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance, June 30, 2016	$287	$—	$287

The following tables present quantitative information as of June 30, 2017 and December 31, 2016 about Level 3 fair value measurements for assets measured at fair value:

	June 30, 2017
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Asset backed securities	$4,226	Valuation service	Discounted cash flows	3% - 6% (5%)
Derivative assets	642	Market pricing (3)	Estimated pullthrough	75% - 90% (84.3%)
Derivative liabilities	36	Market pricing (3)	Estimated pullthrough	75% - 90% (84.3%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$3,610	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 20% (10%)
Impaired loans - Non-real estate secured	$2,895	Cash flow basis	Liquidation expenses (2)	0% - 20% (10%)
Other real estate owned	$1,825	Appraisal of collateral (1)	Discounts to reflect current market conditions and estimated selling costs	10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various Level 3 inputs which are not identifiable.

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

	June 30, 2017
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$34,954	$1,306	$33,648

	December 31, 2016
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$35,676	$1,004	$34,672

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

Trust Preferred Debentures
The fair values of the Corporation's trust preferred debentures are estimated using discounted cash flow analysis based on the Corporation's incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest
The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification depending upon the level of the asset or liability, with which, the accrual is associated.

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed interest rates. The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2017 and December 31, 2016, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of the Corporation's financial instruments are as follows:

	June 30, 2017		December 31, 2016

	Carrying Amount	Total Fair Value	Carrying Amount	Total Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$66,661	$66,661	$91,059	$91,059
Securities held-to-maturity	15,786	16,449	9,200	9,293
Securities available-for-sale	402,557	402,557	194,090	194,090
Restricted stock	8,742	8,742	10,092	10,092
Loans, net	1,948,628	1,981,782	1,069,366	1,080,820
Derivatives	687	687	993	993
Total financial assets	$2,443,061	$2,476,878	$1,374,800	$1,386,347

Financial liabilities:
Deposits	$2,187,206	$2,158,714	$1,054,327	$1,040,402
Short-term borrowings	55,429	55,440	186,009	185,910
Long-term borrowings	80,000	79,797	60,000	59,954
Trust preferred debentures	3,843	3,669	—	—
Derivatives	222	222	325	325
Total financial liabilities	$2,326,700	$2,297,842	$1,300,661	$1,286,591

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $69.1 million and $25.1 million in outstanding commitments at June 30, 2017 and December 31, 2016, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Corporation had $427.8 million and $330.0 million in unfunded lines of credit whose contract amounts represent credit risk at June 30, 2017 and December 31, 2016, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $15.6 million and $9.6 million at June 30, 2017 and December 31, 2016, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At June 30, 2017 and December 31, 2016 the balance in this reserve totaled $675 thousand and $750 thousand, respectively.

The Bank has a letter of credit agreement with the Commonwealth of Virginia Treasury Board pertaining to its public deposits program. Under the terms of the agreement, the Commonwealth of Virginia Treasury Board in accordance with the Security for

Public Deposits Act has approved the use of a letter of credit issued by the FHLB as collateral by the Bank. The maximum amount available under the letter of credit is $65.0 million. The letter of credit expires in August 2017 with an automatic one year extension until August 2018.

The Mortgage Division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. At June 30, 2017 and December 31, 2016, the balance in this reserve totaled $1.0 million.

The following table shows the changes to the allowance for losses on mortgage loans sold.

	For the Six Months Ended June 30,		For the Year Ended
(In Thousands)	2017	2016	December 31, 2016
Balance, beginning of period	$1,029	$1,029	$1,029
Provision charged to operating expenses	—	—	—
Recoveries	—	—	—
Charge-offs	—	—	—
Balance, end of period	$1,029	$1,029	$1,029

Note 10.        Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” as well as most industry-specific guidance. The amendments also create a new Subtopic 340-40 “Other Assets and Deferred Costs - Contracts with Customers”. In summary, entities are to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of ASU 2014-09 were originally effective for annual periods beginning after December 15, 2016 and interim periods within 2017; however, a one year deferral was issued which now makes the provisions effective for annual periods beginning after December 15, 2017 and interim periods within 2018. The Corporation is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This ASU specifies the accounting for leases in an effort to increase transparency and comparability among organizations. The amendments in the ASU are effective beginning after December 15, 2018. The Corporation is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This ASU was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above. The Corporation is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments-Equity Method and Joint Ventures Topics of the Accounting Standards Codification. ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investment - Equity Method and Joint Ventures (Topic 323) incorporates into the Accounting Standards Codification recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The Corporation is currently evaluating the impact on additional disclosure requirements; however, it does not expect these amendments to have a material effect on its financial position, results of operations or cash flows.

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

In May 2017, the FASB issued ASU No. 2017-09, which amended the requirements in the Compensation-Stock Compensation Topic of the Accounting Standards Codification related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Corporation for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Corporation does not expect these amendments to have a material effect on its financial statements.

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

At June 30, 2017 and December 31, 2016, the Mortgage Division had open forward contracts with a notional value of $43.3 million and $54.3 million, respectively. At June 30, 2017 and December 31, 2016, the Mortgage Division had no open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was $123.1 thousand and $102 thousand at June 30, 2017 and December 31, 2016, respectively.

Interest rate lock commitments totaled $41.5 million and $37.9 million at June 30, 2017 and December 31, 2016, respectively, and included $9.9 million and $7.3 million that were made on a best efforts basis at June 30, 2017 and December 31, 2016, respectively. Fair values of these best efforts commitments were $90.4 thousand and $82 thousand at June 30, 2017 and December 31, 2016, respectively. The remaining hedged interest rate lock commitments totaling $31.5 million and $30.6 million at June 30, 2017 and December 31, 2016, respectively, had a fair value of $392.9 thousand and $484 thousand, respectively.

Included in other noninterest income for the six months ended June 30, 2017 and 2016 was a net loss of $87.5 thousand and a net gain of $2.4 million, respectively, relating to derivative instruments. The amount included in other noninterest income for the six months ended June 30, 2017 and 2016 pertaining to its hedging activities was a net realized loss of $554 thousand and a net realized loss of $1.3 million respectively.

Note 12.        Low Income Housing Tax Credits

The Corporation has invested in five separate housing equity funds at June 30, 2017 and December 31, 2016. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $10.8 million and $664 thousand at June 30, 2017 and December 31, 2016, respectively. Additional capital calls expected for the funds totaled $6.15 million at June 30, 2017, and are included in other liabilities on the consolidated balance sheets. The expected terms of these investments and the related tax benefits run through 2033.

Note 13.        Bank Owned Life Insurance

The Corporation had $51.0 million and $26.4 million in bank owned life insurance ("BOLI") at June 30, 2017 and December 31, 2016, respectively. The Corporation recognized interest income, which is included in other noninterest income of $343 thousand and $112 thousand for the three months ended June 30, 2017 and 2016, respectively and $527 thousand and $226 thousand for the six months ended June 30, 2017 and 2016, respectively.

Note 14.        Mergers and Acquisitions

On April 1, 2017 (the "Acquisition Date"), the Corporation completed the acquisition of Middleburg Financial Corporation (“Middleburg”), a bank holding company based in Middleburg, Virginia, in an all-stock transaction.  Middleburg’s common shareholders received 1.3314 shares of the Corporation’s common stock in exchange for each share of Middleburg’s common stock, resulting in the Corporation issuing 9,516,097 shares of common stock at a fair value of $285.7 million.  In addition, holders of outstanding Middleburg stock options received cash for the difference between the strike price and ending share price of Middleburg stock immediately before the merger, being $40.04.  A total of 23,362 shares were converted to cash for a total of $608 thousand.   As a result of the transaction and on the same date, Middleburg’s former bank subsidiary, Middleburg Bank, became a division of the Corporation’s wholly-owned bank subsidiary, Access National Bank.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the Acquisition Date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the Acquisition Date.

In connection with the acquisition, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the Acquisition Date are summarized in the following table (dollars in thousands):

Consideration Paid:
Common shares issued (9,516,097)	$285,679
Cash paid to shareholders	608
Value of consideration	286,287

Fair value of assets acquired:
Cash and cash equivalents	$90,940
Investment securities	243,679
Restricted stock	4,119
Loans	815,817
Bank premises and equipment	22,516
OREO	3,949
Core deposit intangible	16,057
Bank owned life insurance	24,081
Other assets	24,572
Total assets	1,245,730

Fair value of liabilities assumed:
Deposits	1,056,619
Short-term borrowings	26,033
Long-term borrowings	29,892
Trust preferred debentures	3,824
Other liabilities	10,206
Total liabilities	1,126,574

Net assets acquired	119,156
Goodwill resulting from merger with Middleburg	$167,131

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans
The acquired loans were recorded at fair value at the Acquisition Date without carryover of Middleburg's previously established allowance for loan losses. The fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected on the loans and then applying a market-based discount rate to those cash flows. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type, purpose, and lien position. Credit risk characteristics included risk rating groups (pass rated loans and adversely classified loans), nonaccrual status, and past due status. For valuation purposes, these pools were further disaggregated by maturity, pricing characteristics (e.g., fixed-rate, adjustable-rate), and re-payment structure (e.g., interest only, fully amortizing, balloon).

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (acquired impaired or PCI) and loans that do not meet this criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs (acquired performing). The fair values of the acquired performing loans were $810.9 million and the fair values of the acquired impaired loans were $4.9 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $7.8 million. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $3.4 million.

The following table presents the acquired impaired loans receivable at the Acquisition Date (dollars in thousands):

Contractual principal and interest at acquisition	$7,835
Nonaccretable difference	(3,427)
Expected cash flows at acquisition	4,408
Accretable yield	(186)
Fair value of purchased impaired loans	$4,222

Bank Premises
The fair value of Middleburg’s premises, including land, buildings, and improvements, was determined based upon independent third-party appraisals performed by licensed appraisers in the market in which the premises are located. These appraisals were based upon the highest and best use of the underlying asset(s) with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised. The Corporation also engaged independent appraisers to value the leasehold interests. The fair value of the leasehold interest was not material to the consolidated financial statements. The fair value adjustment related to bank premises was $3.1 million.

Core Deposit Intangible
The fair value of the core deposit intangible was determined based on a blended market approach and discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available through the FHLB. The life of the deposit base and projected deposit attrition rates were determined using Middleburg’s historical deposit data. The core deposit intangible will be amortized over nine years using the sum-of-years digits method.

Time Deposits
The fair value adjustment for time deposits represents a discount from the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit discount of approximately $293.6 thousand is being amortized into income over the remaining life of the time deposits.

Long-term Borrowings
The Corporation assumed long-term borrowings in the form of FHLB advances and trust preferred capital notes in connection with the merger. The fair value of the trust preferred capital notes assumed was valued using an income approach with consideration of the market approach. The contractual cash flows were projected and discounted using a prevailing market rate. The market rate was developed using a third-party broker opinion, implied market yields for recent subordinated debt sales, and new subordinated debt issuances for instruments with similar durations and pricing characteristics. The fair value of FHLB advances represents contractual repayments discounted using interest rates currently available on borrowings with similar characteristics and remaining maturities. The FHLB advances were valued at a discount of $107.6 thousand which is being amortized into income over 1.7 years using the effective interest method. The trust preferred capital notes were valued at discount of $1.3 million which is being amortized over 16.8 years using the effective interest method.

The following table presents certain pro forma information as if Middleburg had been acquired on December 31, 2016. These results combine the historical results of the Corporation in the Corporation's Consolidated Statements of Operations and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on December 31, 2016. In particular, no adjustments have been made to eliminate the amount of Middleburg’s provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of December 31, 2016. The Corporation expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

For the year ended,
December 31, 2016
Total revenues (net interest income plus noninterest income)	$131,084
Net Income	27,560

Acquisition-related expenses associated with the acquisition of Middleburg were $5.2 million for the three months ended June 30, 2017 and $5.7 million for the six months ended June 30, 2017.  Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which have been expensed as incurred.

Note 15.        Other Income and Other Operating Expenses

The Corporation had the following other income for the three and six month periods ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Trust and wealth management income	$1,157	$—	$1,157	$—
Advisory income	222	621	885	1,300
Investment services income	445	97	536	196
Bank owned life insurance income	343	112	527	226
Miscellaneous loan fees	110	235	246	339
Fair value marks on loans held for sale	(68)	558	986	2,397
Hedging gains (losses), net	(625)	(693)	(554)	(1,289)
Gains (losses) on sale of securities, net	—	38	—	109
Other service charges and fees	141	117	257	237
Other	445	576	508	875
	$2,170	$1,661	$4,548	$4,390

The Corporation had the following other operating expenses for the three and six month periods ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Merger related expenses	$5,170	$—	5,735	$—
Data processing	894	209	1,149	406
Amortization	803	—	803	—
Business and franchise tax	225	240	470	479
FDIC insurance	624	139	861	307
Consulting fees	332	191	556	300
Advertising and promotional	169	199	337	399
Accounting and auditing	286	153	439	306
Investor fees	166	192	301	329
Telephone	160	92	263	187
Regulatory examinations	80	69	182	138
Stock option	108	84	203	168
Director fees	211	93	304	186
Credit report	97	54	186	122
Legal fees	51	55	127	70
Insurance	155	54	223	106
Publication and subscription	104	81	163	157
Disaster recovery	58	44	111	105
Office supplies-stationary print	102	36	152	97
FRB and bank analysis charges	48	41	92	80
Dues and memberships	34	22	71	47
Management fees	123	345	158	487
Verification fees	47	45	81	72
Travel	84	61	117	97
SBA guarantee fee	35	42	68	77
Early payoff	22	162	50	211
Business development and meals	34	31	58	60
Automotive	18	14	33	26
Appraisal fee	9	9	24	19
Courier	34	14	48	29
Common stock	38	22	51	41
Education and training	19	111	31	127
Bank paid closing costs	35	4	47	19
Postage	79	19	89	47
Other	1,131	220	1,337	546
	$11,585	$3,147	$14,920	$5,847

Note 16.        Derivatives

The Corporation utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Corporation accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Corporation designates each derivative instrument at the inception of the derivative transaction in accordance with this guidance. Information concerning each of the Corporation's categories of derivatives as of June 30, 2017 and December 31, 2016 is presented below.

Derivatives designated as cash flow hedges

During 2010, Middleburg entered into an interest rate swap which has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the trust preferred debentures. The swap hedges the cash flow associated with the trust preferred capital notes wherein the Corporation receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  Cash collateral was reserved for this swap in the amount of $400 thousand as of June 30, 2017. The swap was entered into with a counterparty that met the Corporation’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Corporation believes that the credit risk inherent in the contract is not significant.

During 2013, Middleburg entered into an interest rate swap which has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with FHLB borrowings. The swap hedges the cash flows associated with the FHLB borrowings wherein the Corporation receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10.0 million.  The term of the swap is 5 years and commenced on November 25, 2013.  Collateral was reserved for this swap in the amount of $600 thousand as of June 30, 2017. The swap was entered into with a counterparty that met the Corporation's credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Corporation believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Corporation has assessed the effectiveness of the hedging relationships by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified for the three months ended June 30, 2017.

The amounts included in accumulated other comprehensive income as unrealized losses (fair value, net of tax) were $4 thousand as of June 30, 2017.

Information concerning the derivatives designated as cash flow hedges at June 30, 2017 is presented in the following table:

	June 30, 2017
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$142	1.15%	2.59%	3.2
Pay fixed - receive floating interest rate swap	1	$10,000	$—	$—	0.40%	1.43%	1.4

Derivatives not designated as hedging instruments

Two-way client loan swaps
During 2012 and 2014, Middleburg entered into certain interest rate swap contracts that are not designated as hedging instruments. These derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Corporation agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on an identical notional amount at a fixed interest rate. At the same time, the Corporation agrees to pay the counterparty the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows our customers to effectively convert a variable rate loan into a fixed rate loan. Because the Corporation acts as an intermediary for its customers, changes in the fair value of the underlying derivatives contracts offset each other and do not significantly impact its results of operations.

Certain additional risks arise from interest rate swap contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Corporation does not expect any counterparty to fail to meet its obligations.

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	June 30, 2017
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,378	$14	$—	1 month LIBOR plus 200 BP	3.90%	10.4
Pay fixed - receive floating interest rate swap	1	1,641	—	30	1 month LIBOR plus 180 BP	4.09%	7.4
Pay floating - receive fixed interest rate swap	1	3,378	—	14	3.90%	1 month LIBOR plus 200 BP	10.4
Pay floating - receive fixed interest rate swap	1	1,641	30	—	4.09%	1 month LIBOR plus 180 BP	7.4
Total derivatives not designated		$10,038	$44	$44

Rate Cap Transaction
During 2016, the Corporation had one derivative instrument in the form of an interest rate cap agreement with a notional amount of $10.0 million. The notional amount of the financial derivative instrument does not represent exposure to credit loss. The Corporation is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreement. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. The Corporation does not expect any counterparty to fail to meet its obligations.

The details of the interest rate cap agreement as of June 30, 2017 are summarized below:

June 30, 2017
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at June 30, 2017	Fair Value June 30, 2017	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$1	$—

The interest rate cap agreement was purchased to limit the Corporation's exposure to rising interest rates. Under the terms of the agreement, the Corporation paid a premium of $70 thousand for the right to receive cash flow payments if the 3-month LIBOR rises above the cap of 2.00%, thus effectively ensuring interest expense is capped at a maximum rate of 2.00% for the duration of the agreement. The interest rate cap agreement is a derivative not designated as a hedging instrument.

At June 30, 2017, the total fair value of the interest rate cap agreement was $1 thousand. The fair value of the interest rate cap agreement is included in other assets on the Corporation's consolidated balance sheets. Changes in fair value are recorded in earnings in other operating expenses. For the three and six months ended June 30, 2017, $4 thousand was recognized in other operating expenses.

The premium paid on the interest rate cap agreement is recognized as a decrease in interest income over the duration of the agreement using the caplet method. For the three months ended June 30, 2017, no premium amortization was required.

Note 17.        Goodwill and Intangible Assets

The following table summarizes the Corporation's carrying amount for intangible assets:

	June 30, 2017	December 31, 2016
(Dollars in thousands)
Intangible assets subject to amortization
Core deposit intangible	$15,255	$—
Customer lists	307	332
Total	$15,562	$332

Amortization expense was $816 thousand and $13 thousand for the three months ended June 30, 2017 and 2016, respectively and $828 thousand and $25 thousand for the six months ended June 30, 2017 and 2016, respectively.

Changes in the carrying amount of goodwill are summarized in the table as follows:

(Dollars in thousands)
Balance, December 31, 2016	$1,501
Additions	167,131
Balance, June 30, 2017	$168,632

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; continued challenging economic conditions or deterioration in general business and economic conditions and in the financial markets; mergers and acquisitions, including the degree of success in integrating operations following the Corporation's merger with Middleburg such as potential deposit attrition, higher than expected costs, the effect on earnings of integrating our legacy wealth services operations into those of Middleburg, customer loss and business disruption associated with the integration of Middleburg, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the liquidity of the Corporation; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

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

Other Than Temporary Impairment of Investment Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At June 30, 2017, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At June 30, 2017, there were no securities with other than temporary impairment.

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

Mergers and Acquisitions

Mergers and acquisitions are accounted for using the acquisition method, as required by ASC 805, Business Combinations. Under this method, the cost of the acquired entity is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The excess of the cost over the fair value of the acquired net assets is recognized as goodwill.

Goodwill and Other Intangibles

We record all assets and liabilities acquired in purchase acquisitions, including goodwill, intangibles with indefinite lives, and other intangibles, at fair value as required by ASC 805, Business Acquisitions. The initial recording of goodwill and other intangibles requires subjective decisions concerning estimates of the fair value of the acquired assets and liabilities. Goodwill is reviewed for potential impairment at the reporting unit level (one level below the business segments) on an annual basis, or more often if events or circumstances indicate there may be impairment. Testing is conducted in two steps: identifying the potential impairment and then, if necessary, identifying the amount of impairment. The first step compares the fair value of the reporting unit to its carrying amount. If the fair value is less than the carrying amount, a second test is conducted by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Other identifiable intangible assets are evaluated for impairment if events or changes in circumstances indicate a possible impairment. Such evaluation is based on undiscounted cash flow projections, which may extend far into the future and, by their nature, are difficult to determine over an extended time-frame. Fair value may be influenced by market prices, comparison to similar assets, market multiples, discounted cash flow analysis, and other determinants. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, changes in discount rates, and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and intangibles with indefinite lives or other intangibles that require amortization.

Acquisition of Middleburg Financial Corporation

On April 1, 2017, the Corporation completed its merger with Middleburg. The merger of Middleburg with and into Access (the “Merger”) was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of October 21, 2016, between Access and Middleburg, and a related Plan of Merger (together, the “Merger Agreement”).

Pursuant to the Merger Agreement, holders of shares of Middleburg common stock have a right to receive 1.3314 shares of Access common stock for each share of Middleburg common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares. Each option to purchase shares of Middleburg common stock granted under a Middleburg equity-based compensation plan that was outstanding immediately prior to the effective date of the Merger was cancelled for a cash payment equal to the product of (i) the difference between the closing sale price of Middleburg common stock on the trading day immediately preceding the effective date of the Merger and the per share exercise price of the stock option, and (ii) the number of shares of Middleburg common stock subject to such stock option. Each restricted share of Middleburg common stock granted under a Middleburg equity compensation plan that was outstanding immediately prior to the effective date of the Merger was, pursuant to the terms of each such grant, vested in full immediately prior to the effective date of the Merger and converted into unrestricted shares of Access common stock based on the exchange ratio. Each share of the Corporation's common stock outstanding immediately prior to the Merger remained outstanding and was unaffected by the Merger.

Shortly after the effective time of the Merger, Middleburg Bank, Middleburg’s wholly-owned bank subsidiary, was merged with and into Access National Bank, the Corporation’s wholly-owned bank subsidiary (“Access Bank”) with Access Bank surviving.

This description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is included as Exhibit 2.1 to this report and incorporated by reference herein.

Financial Condition

Executive Summary

At June 30, 2017, the Corporation’s assets totaled $2.76 billion, an increase of $1.33 billion, from $1.43 billion, at December 31, 2016. The increase in assets was primarily due to the strategic merger with Middleburg Financial Corporation as of April 1, 2017. Loans held for investment grew $878.65 million during the six months ended June 30, 2017, with $61.12 million of the increase attributable to organic growth and the remaining was attributable to the acquired loan portfolio from Middleburg.

Deposits totaled $2.19 billion at June 30, 2017, compared to $1.05 billion at December 31, 2016, an increase of $1.13 billion. At June 30, 2017, noninterest bearing deposits, which represent 30.2% of the deposit portfolio were $660.5 million, an increase of $298.4 million from December 31, 2016. While noninterest bearing demand deposits remain the largest and most attractive source of funding for the Corporation, the combination of legacy Middleburg’s significant low cost interest-bearing demand deposits and legacy Access’ noninterest bearing demand deposits accounted for $1.1 billion or 51.0% of total deposits at June 30, 2017. Interest-bearing deposits increased to $1.5 billion at June 30, 2017, an increase of $834.43 million from December 31, 2016. Brokered deposits as a percentage of the deposit portfolio decreased to 4.6% of the portfolio at June 30, 2017. The go-forward strategy places a high priority on the maintenance and expansion of core deposits, particularly high value demand deposit relationships.

Second quarter 2017 pre-tax earnings were $5.9 million, a decrease of $1.58 million from the second quarter 2016 and $10.03 million for the six month period ended June 30, 2017, a decrease of $3.72 million from the six month period ended June 30, 2016. This decrease is primarily attributable to pre-tax merger related costs of $5.2 million.

The commercial banking segment’s total revenues grew $15.24 million and $16.71 million for the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016. This growth was offset by an increase in interest expense of $1.27 million and $1.71 million, salaries and employee benefits of $4.08 million and $4.57 million and other expenses of $6.06 million and $7.74 million, for the three and six month periods ended June 30, 2017 compared to the same periods in 2016. The mortgage banking segment has been relatively unaffected by the merger, contributing pre-tax earnings of $1.19 million or 20% of the consolidated total, but pre-tax earnings for the mortgage banking segment decreased $982,000 in the three months ended June 30, 2017 compared to the same period in 2016. The trust and wealth management segment saw a $1.1 million and $1.09 million increase in revenue, which was offset by an increase in operating expenses of $892 thousand and $871 thousand for the three and six month periods ended June 30, 2017 when compared to the same periods in 2016. We expect that the earnings contributions from the trust and wealth management segment will be developing over the next few quarters as the unprofitable operations of the legacy Access segment are integrated with and suppress the profitable operations of Middleburg Investment Group. Management anticipates that the departure of underperforming personnel and loss of select underpriced accounts during the transition will result in reduced overhead of a greater magnitude than loss of revenue contribution from associated lost business. Management believes that the leadership of Middleburg Investment Group and the expanded capabilities resulting from the strategic Merger are enhancing the client value proposition in a way that we expect will produce consistent and growing fee income.

The net interest margin increased to 3.91% from 3.51% when comparing second quarter of 2017 to second quarter of 2016 and increased to 3.75% from 3.56% when comparing the six months ended June 30, 2017 to the same period in 2016.

Non-performing assets (“NPAs”) increased to $8.95 million at June 30, 2017 from $6.92 million at December 31, 2016, representing 0.32% and 0.48% of total assets, respectively. Included in the NPAs total is $2.4 million in other real estate owned. The allowance for loan loss was $14.67 million and $16.01 million at June 30, 2017 and December 31, 2017, respectively, and represented 0.76% of total loans held for investment at June 30, 2017 and 1.53% of total loans held for investment at December 31, 2016. The remaining credit and fair value marks on the loans acquired in the Merger totaled $16.0 million at June 30, 2017.

At the regional level, the Washington, DC MSA unemployment remained unchanged at 3.7% as of May 2017 and still well below the 3.8% unemployment rate for the state of Virginia and 4.5% for the nation. The Federal Reserve Beige Book noted that national economic activity expanded across all twelve Federal Reserve Districts at various rates; also this is expected to continue in the months ahead. Nonfinancial services activity continued to grow, while consumer spending, particularly in auto sales, softened in many districts. Construction activity was flat to expanding and homes sales in some districts were constrained by low inventory levels.

The latest Case-Shiller Home Price data available shows home prices increased 5.6% for the twelve months ended May 2017. The Consumer Confidence Index was 117.3 at the end of June 2017. Retail sales for the second quarter 2017 were 3.8% greater than a year earlier. As such, we remain cautious and have generally retained more cautious loan underwriting criteria established during the financial crisis period of 2007 - 2009. In spite of these challenges, we are proactive in seeking new client relationships driven by our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses. The Corporation is optimistic with a strong capital base and being positioned for continued growth.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, a CRA mutual fund, certificates of deposit, and asset backed securities as well as municipal bonds. At June 30, 2017, the fair value of the securities portfolio totaled $419.01 million, compared to $203.4 million at December 31, 2016. Included in the fair value totals are held-to-maturity securities with an amortized cost of $15.79 million (fair value of $16.45 million) at June 30, 2017 compared to amortized cost of $9.20 million (fair value of $9.29 million) at December 31, 2016. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate - owner occupied, commercial real estate - non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $1.93 billion at June 30, 2017 compared to $1.05 billion at December 31, 2016, an increase of $894.66 million, of which increase $38.0 million was attributable to organic growth and the remaining was attributable to the acquired loan portfolio from Middleburg. The organic increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at June 30, 2017.

Commercial Loans: Commercial loans represented the second largest segment of the loan portfolio. These loans are made to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. We underwrite these loans based upon our assessment of the obligor(s)’ ability to generate operating cash flows in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flows, these loans are generally well secured by assets owned by the business or its principal shareholders/owners and the principal shareholders/owners are typically required to guarantee the loan.

Commercial Real Estate Loans - Owner Occupied: This category of loans was comprised of owner occupied loans secured by the commercial property. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans - Non-Owner Occupied: This category of loans was comprised of loans secured by income producing commercial property. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: Residential real estate loans represented the largest segment of the loan portfolio. This category included loans secured by first or second mortgages on one to four family residential properties. This category is comprised of following sub-categories of the whole residential real estate loan portfolio: home equity lines of credit, first trust mortgage loans, and junior trust loans.

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

Real Estate Construction Loans: Real estate construction loans, also known as construction and land development loans and generally fall into one of three categories: first, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence; second, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers; and third, loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and updated from time to time. The loans typically carry recourse to principal owners. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administration procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications and time frames.

Consumer Loans: Consumer loans, the smallest segment of the loan portfolio. Most loans in this category are well secured with assets other than real estate, such as marketable securities or automobiles. Very few consumer loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by management and the Board of Directors and takes into consideration repayment capacity, collateral value, savings pattern, credit history, and stability.

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At June 30, 2017, LHFS at fair value totaled $34.95 million compared to $35.68 million at December 31, 2016.

The LHFS are closed by the Mortgage Division and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the second quarter of 2017, we originated $117 million of loans processed in this manner, compared to $154 million for the second quarter of 2016. For the six month period of 2017, we originated $211.5 million of loans processed in this manner, compared to $260.5 million for the same period of 2016. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $14.7 million at June 30, 2017, compared to $16.0 million at December 31, 2016. The allowance for loan losses was equivalent to 0.76% and 1.53% of total loans held for investment at June 30, 2017 and December 31, 2016, respectively. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 5 to the consolidated financial statements.

Non-performing Assets

At June 30, 2017 and December 31, 2016, the Bank had non-performing assets totaling $8.95 million and $6.92 million, respectively. Non-performing assets consist of non-accrual loans and other real estate owned. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at June 30, 2017 and December 31, 2016.

	June 30,	December 31,
(In Thousands)	2017	2016
Nonaccrual loans:
Commercial real estate - owner occupied	$194	$—
Commercial real estate - non-owner occupied	1,002	—
Real estate construction	952	940
Residential real estate	1,321	431
Commercial	3,033	5,551
Consumer	3	—
Total nonaccrual loans	6,505	6,922
OREO	2,449	—
Total non-performing assets	$8,954	$6,922

Restructured loans included above in non-accrual loans	$1,954	$2,940

Ratio of non-performing assets to:
Total loans plus OREO	0.46%	0.66%
Total assets	0.32%	0.48%

Accruing past due loans:
90 or more days past due	$534	$—

Deposits

Deposits are the primary sources of funding loan growth. At June 30, 2017, deposits totaled $2.19 billion compared to $1.05 billion at December 31, 2016, an increase of $1.13 billion. Noninterest-bearing deposits increased $298.45 million from $362.0 million at December 31, 2016 to $660.48 million at June 30, 2017. Interest-bearing demand deposits increased $248.49 million from $126.19 million at December 31, 2016 to $454.68 million at June 30, 2017. Savings and money market deposits increased $297.31 million from $314.40 million at December 31, 2016 to $611.71 million at June 30, 2017. Time deposits increased $208.64 million from $251.7 million at December 31, 2016 to $460.34 million at June 30, 2017.

Shareholders’ Equity

Shareholders’ equity totaled $411.87 million at June 30, 2017 compared to $120.5 million at December 31, 2016. The increase in shareholders’ equity is due mainly to the issuance of 9,516,097 of common shares in conjunction with the strategic merger with Middleburg. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The Corporation calculates its regulatory capital under the Basel III Final Rules. The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios under these new rules.

	June 30,	December 31,
	2017	2016
	(In Thousands)
Tier 1 Capital:
Common stock	$17,016	$8,881
Additional paid in capital	303,997	21,779
Retained earnings	94,664	91,439
Less: Disallowed goodwill and other disallowed intangible assets	(147,300)	(1,432)
Less: Disallowed servicing assets and loss on equity security	(170)	(350)
Total Tier 1 capital	268,207	120,317

Allowance for loan losses	15,433	14,692

Total risk based capital	$283,640	$135,009

Risk weighted assets	$2,071,307	$1,173,330

Quarterly average assets	$2,787,099	$1,351,708
			Regulatory
			Minimum
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	12.95%	10.25%	5.25%
Tier 1 capital ratio	12.95%	10.25%	6.75%
Total capital ratio	13.69%	11.51%	8.75%
Leverage Capital Ratios:
Tier 1 leverage ratio	9.62%	8.90%	4.00%

Results of Operations

Summary

Second quarter 2017 pre-tax earnings were $5.93 million, down $1.58 million from the second quarter of 2016 due mainly to merger-related costs of $5.2 million as well as an increase in the provision for loan losses of $780 thousand. Net income for the second quarter of 2017 totaled $3.85 million compared to $4.88 million for the same period in 2016. Earnings per diluted share were $0.19 for the second quarter of 2017, compared to $0.46 per diluted share in the same period of 2016.

Pre-tax earnings for the six months ended June 30, 2017 were $10.03 million, down $3.72 million from the same period in 2016 due mainly to merger-related costs of $5.74 million as well as an increase in the provision for loan losses of $2.18 million. Net income for the six months ended June 30, 2017 totaled $6.45 million compared to $8.97 million for the same period in 2016. Earnings per diluted share were $0.41 for the six month period of 2017, compared to $0.84 per diluted share in the same period of 2016.

The commercial banking segment’s net interest income was $24.06 million for the second quarter of 2017 when compared to $10.51 million for the second quarter of 2016. This was offset by salaries and employee benefit expenses of $8.24 million for the second quarter of 2017 compared to $4.17 million for the second quarter of 2016. The mortgage banking segment has been relatively unaffected by the merger, contributing pre-tax earnings of $1.2 million or 20% of the consolidated total compared to $2.17 million for the second quarter of 2016. The trust and wealth management segment saw a $1.11 million increase in revenue when comparing the second quarter of 2017 to 2016, which was offset by an increase in operating expenses of $892 thousand when comparing the second quarter of 2017 to the second quarter of 2016. We expect the earnings contributions from the trust and wealth management segment will be developing over the next few quarters as the unprofitable operations of the legacy Access segment are integrated with and suppress the profitable operations of Middleburg Investment Group. Management anticipates that the departure of underperforming personnel and loss of select underpriced accounts during the second quarter transition will result in reduced overhead of a greater magnitude than loss of revenue contribution from associated lost business. Management believes that the leadership of Middleburg Investment Group and the expanded capabilities resulting from the merger are enhancing the client value proposition in a way that will produce consistent and growing fee income.

The commercial banking segment’s net interest income was $37.59 million for the first six months of 2017 when compared to $20.83 million for the first six months of 2016. This was offset by salaries and employee benefit expenses of $12.66 million for the six months ended June 30, 2017 compared to $8.09 million for the same period of 2016. The mortgage banking segment contributed pre-tax earnings of $2.01 million for the six months ended June 30, 2017 compared to $3.28 million for the same period of 2016. The trust and wealth management segment saw a $1.09 million increase in revenue when comparing the first six months of 2017 to 2016, which was offset by an increase in operating expenses of $871 thousand when comparing the first six months of 2017 to the same period of 2016.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $24.18 million for the three months ended June 30, 2017 compared to $10.76 million for the same period in 2016. The annualized yield on earning assets was 4.39% for the quarter ended June 30, 2017 compared to 4.03% for the same period in 2016. The cost of interest-bearing demand deposits and borrowings decreased to 0.69% for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016 at 0.79%. Net interest margin was 3.70% for the quarter ended June 30, 2017 compared to 3.23% for the same period in 2016.

Net interest income before the provision for loan losses totaled $35.87 million for the six months ended June 30, 2017 compared to $21.31 million for the same period in 2016. The annualized yield on earning assets was 4.25% for the six months ended June 30, 2017 compared to 4.06% for the same period in 2016. The cost of interest-bearing demand deposits and borrowings decreased to 0.73% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 at 0.76%. Net interest margin was 3.53% for the six months ended June 30, 2017 compared to 3.30% for the same period in 2016.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 compared to 2016			2017 compared to 2016
	Change Due To:			Change Due To:
	Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$2,286	$1,639	$647	$2,475	$1,799	$676
Loans held for sale	(140)	(185)	45	(234)	(286)	52
Loans	12,532	12,121	411	13,949	13,538	411
Interest-bearing deposits	125	54	71	186	76	110
Total increase (decrease) in interest income	14,803	13,629	1,174	16,376	15,127	1,249

Interest-Bearing Liabilities:
Interest-bearing demand deposits	219	241	(22)	265	286	(21)
Money market deposit accounts	312	204	108	558	322	236
Savings accounts	169	175	(6)	212	221	(9)
Time deposits	445	527	(82)	461	523	(62)
Total interest-bearing deposits	1,145	1,147	(2)	1,496	1,352	144
FHLB Short-term borrowings	244	21	223	287	17	270
Securities sold under agreements to repurchase	22	18	4	35	20	15
FHLB Long-term borrowings	(21)	18	(39)	5	1	4
Total increase in interest expense	1,390	1,204	186	1,823	1,390	433

Increase in net interest income	$13,413	$12,425	$988	$14,553	$13,737	$816

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables present for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average	Income/	Yield /	Average	Income/	Yield /
(In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Securities	$424,387	$3,172	2.99%	$181,327	$886	1.95%
Loans held for sale	28,254	297	4.20%	45,357	437	3.85%
Loans (1)	1,896,824	23,449	4.94%	915,218	10,917	4.77%
Interest-bearing balances and federal funds sold	121,572	221	0.73%	84,007	96	0.46%
Total interest-earning assets	2,471,037	27,139	4.39%	1,225,909	12,336	4.03%
Noninterest-earning assets:
Cash and due from banks	17,131			12,513
Premises, land and equipment	29,459			6,959
Other assets	285,518			36,775
Less: allowance for loan losses	(14,057)			(1,652)
Total noninterest-earning assets	318,051			54,595
Total Assets	$2,789,088			$1,280,504

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$472,065	$345	0.29%	$133,147	$126	0.38%
Money market deposit accounts	367,590	478	0.52%	190,324	166	0.35%
Savings accounts	191,409	212	0.44%	32,520	43	0.53%
Time deposits	492,932	1,384	1.12%	301,372	939	1.25%
Total interest-bearing deposits	1,523,996	2,419	0.63%	657,363	1,274	0.78%
Borrowings:
Securities sold under agreements to repurchase and federal funds purchased	53,949	26	0.19%	13,981	4	0.11%
FHLB short-term borrowings and subordinated debt	61,649	332	2.15%	51,154	88	0.69%
FHLB long-term borrowings	79,892	188	0.94%	74,341	209	1.12%
Total borrowings	195,490	546	1.12%	139,476	301	0.86%
Total interest-bearing deposits and borrowings	1,719,486	2,965	0.69%	796,839	1,575	0.79%
Noninterest-bearing liabilities:
Demand deposits	639,570			348,056
Other liabilities	17,886			8,861
Total liabilities	2,376,942			1,153,756
Shareholders' Equity	412,146			114,748
Total Liabilities and Shareholders' Equity	$2,789,088			$1,268,504
Interest Spread (2)			3.70%			3.23%
Net Interest Margin (3)		$24,174	3.91%		$10,761	3.51%

(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average	Income/	Yield /	Average	Income/	Yield /
(In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Securities	$318,422	$4,396	2.76%	$179,600	$1,921	2.14%
Loans held for sale	26,368	547	4.15%	39,982	781	3.91%
Loans (1)	1,474,551	35,398	4.80%	910,300	21,449	4.71%
Interest-bearing balances and federal funds sold	94,174	352	0.75%	68,435	166	0.40%
Total interest-earning assets	1,913,515	40,693	4.25%	1,198,317	24,317	4.06%
Noninterest-earning assets:
Cash and due from banks	14,416			12,110
Premises, land and equipment	18,280			6,843
Other assets	164,945			35,008
Less: allowance for loan losses	(14,784)			(13,616)
Total noninterest-earning assets	182,857			40,345
Total Assets	$2,096,372			$1,238,662

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$307,685	$498	0.32%	$129,064	$233	0.36%
Money market deposit accounts	313,339	823	0.53%	166,273	265	0.32%
Savings accounts	126,103	302	0.48%	33,609	90	0.54%
Time deposits	396,439	2,298	1.16%	305,746	1,837	1.20%
Total interest-bearing deposits	1,143,566	3,921	0.69%	634,692	2,425	0.76%
Borrowings:
Securities sold under agreements to repurchase and federal funds purchased	41,148	42	0.20%	15,712	7	0.09%
FHLB short-term borrowings and subordinated debt	73,853	498	1.35%	68,791	211	0.61%
FHLB long-term borrowings	69,698	368	1.06%	69,478	363	1.04%
Total borrowings	184,699	908	0.98%	153,981	581	0.75%
Total interest-bearing deposits and borrowings	1,328,265	4,829	0.73%	788,673	3,006	0.76%
Noninterest-bearing liabilities:
Demand deposits	487,511			328,281
Other liabilities	13,645			8,800
Total liabilities	1,829,421			1,125,754
Shareholders' Equity	266,951			112,908
Total Liabilities and Shareholders' Equity	$2,096,372			$1,238,662
Interest Spread (2)			3.53%			3.30%
Net Interest Margin (3)		$35,864	3.75%		$21,311	3.56%

(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. Total noninterest income was $8.89 million for the second quarter of 2017 compared to $9.17 million for the same period in 2016. Gains on the sale of loans originated by the Bank’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $6.05 million for the quarter ended June 30, 2017, compared to $7.27 million for the same period of 2016. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended June 30, 2017, the Bank’s mortgage segment originated $116.96 million in mortgage and brokered loans, down from $154.02 million for the same period in 2016.

Total noninterest income was $14.89 million for the six months ended June 30, 2017 compared to $15.99 million for the same period in 2016. Gains on the sale of loans totaled $9.39 million for the six months ended June 30, 2017, compared to $11.10 million for the same period of 2016. During the six months ended June 30, 2017, the Bank’s mortgage segment originated $211.46 million in mortgage and brokered loans, down from $260.51 million for the same period in 2016.

Noninterest Expense

Noninterest expense totaled $26.23 million for the three months ended June 30, 2017, compared to $12.30 million for the same period in 2016, an increase of $13.92 million. Salaries and employee benefits totaled $12.66 million for the three months ended June 30, 2017, compared to $8.41 million for the same period in 2016. Other operating expenses totaled $11.59 million for the three months ended June 30, 2017, compared to $3.15 million for the same period in 2016.

Noninterest expense totaled $38.42 million for the six months ended June 30, 2017, compared to $23.43 million for the same period in 2016, an increase of $14.99 million. Salaries and employee benefits totaled $20.70 million for the six months ended June 30, 2017, compared to $16.08 million for the same period in 2016. Other operating expenses totaled $14.92 million for the six months ended June 30, 2017, compared to $5.85 million for the same period in 2016.

The table below provides the composition of other operating expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Merger related expenses	$5,170	$—	$5,735	$—
Data processing	894	209	1,149	406
Amortization	803	—	803	—
Business and franchise tax	225	240	470	479
FDIC insurance	624	139	861	307
Consulting fees	332	191	556	300
Advertising and promotional	169	199	337	399
Accounting and auditing	286	153	439	306
Investor fees	166	192	301	329
Telephone	160	92	263	187
Regulatory examinations	80	69	182	138
Stock option	108	84	203	168
Director fees	211	93	304	186
Credit report	97	54	186	122
Legal fees	51	55	127	70
Insurance	155	54	223	106
Publication and subscription	104	81	163	157
Disaster recovery	58	44	111	105
Office supplies-stationary print	102	36	152	97
FRB and bank analysis charges	48	41	92	80
Dues and memberships	34	22	71	47
Management fees	123	345	158	487
Verification fees	47	45	81	72
Travel	84	61	117	97
SBA guarantee fee	35	42	68	77
Early payoff	22	162	50	211
Business development and meals	34	31	58	60
Automotive	18	14	33	26
Appraisal fee	9	9	24	19
Courier	34	14	48	29
Common stock	38	22	51	41
Education and training	19	111	31	127
Bank paid closing costs	35	4	47	19
Postage	79	19	89	47
Other	1,131	220	1,337	546
	$11,585	$3,147	$14,920	$5,847

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At June 30, 2017, overnight interest-bearing balances totaled $46.9 million and unpledged available-for-sale investment securities totaled approximately $58.57 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of June 30, 2017, the portfolio of CDARS deposits, Insured Cash Sweep (ICS) deposits, and wholesale time deposits totaled $183.41 million compared to $132.60 million at December 31, 2016, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2017, the Bank had a line of credit with the FHLB totaling $420.22 million and had outstanding $4.90 million in short-term borrowings, $80.0 million in long-term loans, and a $65.00 million public deposit letter of credit from the Commonwealth of Virginia Treasury Board. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of June 30, 2017, outstanding repurchase agreements totaled $50.52 million. The Bank also maintains federal funds lines of credit with its correspondent banks and, at June 30, 2017, these lines totaled $62.40 million and were available as an additional funding source.

The following table presents the composition of borrowings at June 30, 2017 and December 31, 2016 as well as the average balances for the six months ended June 30, 2017 and the twelve months ended December 31, 2016.

Borrowed Funds Distribution
(In Thousands)	June 30, 2017	December 31, 2016
Borrowings:
FHLB short-term borrowings	$4,909	$129,000
Trust preferred debentures	3,843	—
Securities sold under agreements to repurchase and federal funds purchased	50,520	57,009
FHLB long-term borrowings	80,000	60,000
Total	$139,272	$246,009

	June 30, 2017	December 31, 2016
Borrowings - Average Balances:
FHLB short-term borrowings and subordinated debt	$73,853	$40,252
Securities sold under agreements to repurchase and federal funds purchased	41,148	16,038
FHLB long-term borrowings	69,698	68,525
Total	$184,699	$125,047

Average rate paid on all borrowed funds	0.98%	0.91%

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at June 30, 2017 and December 31, 2016, assuming budgeted growth in the balance sheet. According to the model run for the six month period ended June 30, 2017, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in a decrease in net interest income of 0.72%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Net Interest Income June 30, 2017	Hypothetical Percentage Change in Net Interest Income December 31, 2016
3.00%	(2.25)%	2.63%
2.00%	(1.44)%	1.80%
1.00%	(0.71)%	0.90%

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

The Mortgage Division is party to mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed(locked) by both the Mortgage Division and the borrower for specified periods of time. When the borrower locks his or her interest rate, the Mortgage Division effectively extends a put option to the borrower, whereby the borrower is not obligated to enter into the loan agreement, but the Mortgage Division must honor the interest rate for the specified time period. The Mortgage Division is exposed to interest rate risk during the accumulation of interest rate lock commitments and loans prior to sale. The Mortgage Division utilizes either a best efforts sell forward or a mandatory sell forward commitment to economically hedge the changes in fair value of the loan due to changes in market interest rates. Failure to effectively monitor, manage, and hedge the interest rate risk associated with the mandatory commitments subjects the Mortgage Division to potentially significant market risk.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As previously noted, we completed the acquisition of Middleburg on April 1, 2017. We have begun the process of analyzing Middleburg’s systems of disclosure controls and procedures and internal controls over financial reporting and integrating them within our framework of controls. In accordance with the SEC’s rules, we plan to complete this process by the first anniversary of the Middleburg acquisition. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the fiscal quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Corporation’s purchases of its common stock during the second quarter of 2017 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

(In thousands, except for per share amounts)	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1, 2017 - April 30, 2017	—	$—	—	$768,781
May 1, 2017 - May 31, 2017	—	$—	—	$768,781
June 1, 2017 - June 30, 2017	—	$—	—	$768,781
Total	—	$—	—	$768,781
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On August 8, 2017, the Corporation and the Bank entered into new employment agreements with Michael W. Clarke, as President and Chief Executive Officer of the Corporation and Chief Executive Officer of the Bank (the “Clarke Agreement”), Robert C. Shoemaker, as Executive Vice President of the Corporation and Chief Banking Officer of the Bank (the “Shoemaker Agreement”), and Margaret M. Taylor, as Executive Vice President and Chief Financial Officer of the Corporation and the Bank (the “Taylor Agreement”). The Bank also entered into a new employment agreement with its Mortgage Division President, Dean F. Hackemer (the “Hackemer Agreement” and together with the Clarke Agreement, the Shoemaker Agreement and the Taylor Agreement, the “New Agreements”). The New Agreements are effective as of April 1, 2017. The terms of the New Agreements are substantially similar to each other as described below.

The Clarke Agreement supersedes in their entirety the employment agreement, dated March 15, 2013 between the Bank and Mr. Clarke, and the amendment thereto dated November 19, 2013. The Shoemaker Agreement supersedes in their entirety the employment agreement, dated March 15, 2013 between the Bank and Mr. Shoemaker, and the amendment thereto dated November 19, 2013. The Taylor Agreement supersedes in their entirety the employment agreement, dated May 9, 2013 between the Bank and Ms. Taylor, and the amendment thereto dated November 19, 2013. The Hackemer Agreement supersedes in their entirety the employment agreement, dated March 15, 2013 between the Bank and Mr. Hackemer, and the amendment thereto dated November 19, 2013.

The New Agreements provide for an initial three-year term ending April 1, 2020. If not previously terminated, the New Agreements will automatically renew for up to two additional one-year terms on April 1, 2020 and 2021, respectively, unless any party gives written notice of non-renewal at least 60 days prior to the renewal date. The New Agreements will not be renewed beyond April 1, 2022.

Under the New Agreements, Mr. Clarke’s base salary will be at least $585,000; Mr. Shoemaker’s base salary will be at least $334,750; Ms. Taylor’s base salary will be at least $314,150; and Mr. Hackemer’s base salary will be at least $386,250. Each executive will be eligible to participate in any annual incentive plan of the Corporation and/or the Bank (together and individually, the “Employer”) applicable to executives and to receive equity-based awards granted under any equity plan established by the Corporation, in accordance with the terms and conditions of such plans. The New Agreements provide for the clawback of incentive compensation received from the Corporation or a related entity, including both equity and cash compensation, in the event of a material restatement of the Corporation’s financial results and material overpayment of the incentive compensation or to the extent otherwise required by federal or state law or regulation or stock exchange requirement or Corporation policy. The New Agreements require each executive to maintain a minimum ownership position in the Corporation’s common stock, measured as a multiple of the executive’s base salary, as follows: Mr. Clarke - 5x; Mr. Shoemaker - 3x; Ms. Taylor - 1x; and Mr. Hackemer - 2x.

Under the New Agreements, each executive will also be eligible to participate in any benefit plans and programs offered by the Employer to senior executives, in accordance with the terms and conditions of such plans or programs. The Employer will pay for 100% of the premiums for the medical and dental benefits offered by the Employer to the executives from time to time.

Under the New Agreements, each executive’s employment may be terminated by the Employer with or without “Cause” (as defined in the New Agreements), or the executive may resign for “Good Reason” (as defined in the New Agreements). If the executive’s employment is terminated without Cause or the executive resigns for Good Reason, the executive will be entitled to receive a lump sum severance payment equal to a multiple of the executive’s average compensation reported in Box 1 of Form W-2 for the three calendar years preceding the year of termination (the “Average Compensation”), except for Mr. Clarke whose Average Compensation will be based on the five calendar years preceding the year of termination. The multiples of Average Compensation in the New Agreements are as follows: Mr. Clarke - 2.75% of his Average Compensation; Mr. Shoemaker - 2.00% of his Average Compensation; Ms. Taylor - 1.50% of her Average Compensation; and Mr. Hackemer - 1.50% of his Average Compensation. Each executive will also be entitled to a lump sum payment of any unpaid salary through the date of termination and any incentive or annual bonus compensation earned during the calendar year preceding the year of termination but not yet paid, any benefits or awards vested, due and owing pursuant to the terms of any other plans, policies or programs, payable when otherwise due (the “Accrued Obligations”) and continued Employer-paid medical, dental and vision insurance coverage for 12 months (or the equivalent).

Each executive will be entitled to the same severance payments and benefits, under the same conditions, in the event the executive’s employment is terminated without Cause or the executive resigns for Good Reason following a Change of Control (as defined in the New Agreements). The New Agreements provide that, in the event of a Change of Control, any severance payments or benefits to be paid pursuant to the agreement will be limited (or cutback) to one dollar less than the maximum amount deductible under Section 280G of the Internal Revenue Code.

If the executive’s employment terminates due to death, the New Agreements provide that the executive’s spouse or the executive’s estate shall receive payment of the Accrued Obligations. If the executive’s employment terminates due to Incapacity (as defined in the New Agreements) of the executive, termination for Cause or termination by the executive other than for Good Reason, the Employer shall have no obligation to the executive other than payment of the Accrued Obligations.

The New Agreements also include the following covenants that apply to the executive following the cessation of the executive’s employment for any reason: (i) a confidentiality covenant that applies for 5 years following the cessation of the executive’s employment, (ii) a non-solicitation covenant that applies for 12 months following the cessation of the executive’s employment, (iii) a non-piracy covenant that applies for 12 months following the cessation of the executive’s employment, and (iv) a non-competition covenant that applies for 12 months following the cessation of the executive’s employment. Except for the Accrued Obligations, payment of all of the severance payments and benefits discussed above (other than termination due to death or Incapacity) is contingent on the executive’s signing and not revoking a release and on the executive’s compliance with these restrictive covenants.

In certain cases, some or all of the severance payments and benefits provided on termination of the executive’s employment may be delayed for six months following termination to comply with the requirements of Section 409A of the Internal Revenue Code. Any payment required to be delayed would be paid at the end of the six-month period in a lump sum, with any payments due after the six-month period being paid at the normal payment date provided for under the New Agreement. In the case of benefits that are delayed, the executive would pay the cost of benefits coverage during the six-month delay period and then be reimbursed by the Employer at the end of the six-month period.

The full text of Mr. Clarke’s employment agreement is attached as Exhibit 10.13 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

The full text of Mr. Shoemaker’s employment agreement is attached as Exhibit 10.14 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

The full text of Ms. Taylor’s employment agreement is attached as Exhibit 10.16 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

The full text of Mr. Hackemer’s employment agreement is attached as Exhibit 10.15 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

10.5	Annual Compensation of Non-Employee Directors (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 16, 2017 (file number 000-49929))
10.13*	Employment Agreement, dated as of August 8, 2017 and effective April 1, 2017, by and between Access National Bank, Access National Corporation and Michael W. Clarke
10.14*	Employment Agreement, dated as of August 8, 2017 and effective April 1, 2017, by and between Access National Bank, Access National Corporation and Robert C. Shoemaker
10.15*	Employment Agreement, dated as of August 8, 2017 and effective April 1, 2017, by and between Access National Bank, Access National Corporation and Dean F. Hackemer
10.16*	Employment Agreement, dated as of August 8, 2017 and effective April 1, 2017, by and between Access National Bank, Access National Corporation and Margaret M. Taylor
10.20
Employment Agreement, dated as of October 21, 2016 and effective April 1, 2017, between Access National Bank and Middleburg Investment Group/Middleburg Trust Company and Gary R. Shook (incorporated by reference to Exhibit 10.20 to Access’s Registration Statement on Form S-4 filed December 12, 2016 (file number 333-215054))

10.21
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
101
The following materials from Access National Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL), filed herewith:  (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

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

ACCESS NATIONAL CORPORATION
(Registrant)
Date:	August 11, 2017	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2017	/s/ Margaret M. Taylor
Margaret M. Taylor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)