Form 10-Q
period 2017-09-30
ACCESS NATIONAL CORP
filed 2017-11-09
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 20,452,727 shares of Common Stock as of November 8, 2017.

ACCESS NATIONAL CORPORATION
FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS

PART I

ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share and Per Share Data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash and due from banks	$12,774	$9,186
Interest-bearing balances and federal funds sold	117,159	81,873
Total cash and cash equivalents	129,933	91,059
Investment securities:
Available-for-sale, at fair value	395,040	194,090
Held-to-maturity, at amortized cost (fair value of $16,416 and $9,293, respectively)	15,778	9,200
Total investment securities	410,818	203,290
Restricted stock, at amortized cost	14,447	10,092
Loans held for sale, at fair value	26,234	35,676
Loans held for investment, net of allowance for loan losses of $15,692 and $16,008, respectively	1,953,968	1,033,690
Premises, equipment and land, net	26,400	7,084
Goodwill and intangible assets	182,156	1,833
Other real estate owned, net of valuation allowance	1,980	—
Bank owned life insurance	51,300	26,350
Other assets	75,833	21,634
Total assets	$2,873,069	$1,430,708
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Noninterest-bearing deposits	$710,691	$362,036
Interest-bearing demand deposits	490,759	126,189
Savings and money market deposits	658,799	314,396
Time deposits	425,963	251,706
Total deposits	2,286,212	1,054,327
Short-term borrowings	79,527	186,009
Long-term borrowings	60,000	60,000
Trust preferred debentures	3,863	—
Other liabilities and accrued expenses	23,294	9,842
Total liabilities	2,452,896	1,310,178
SHAREHOLDERS' EQUITY
Common stock $0.835 par value; 60,000,000 shares authorized; 20,449,738 and 10,636,242 issued and outstanding, respectively	17,076	8,881
Additional paid in capital	305,682	21,779
Retained earnings	98,607	91,439
Accumulated other comprehensive loss, net	(1,192)	(1,569)
Total shareholders' equity	420,173	120,530
Total liabilities and shareholders' equity	$2,873,069	$1,430,708

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$24,306	$11,647	$60,251	$33,877
Interest on federal funds sold and bank balances	394	98	746	264
Interest and dividends on securities	2,992	1,033	7,388	2,954
Total interest and dividend income	27,692	12,778	68,385	37,095
INTEREST EXPENSE
Interest on deposits	2,639	1,349	6,560	3,774
Interest on other borrowings	459	286	1,366	867
Total interest expense	3,098	1,635	7,926	4,641
Net interest income	24,594	11,143	60,459	32,454
Provision for loan losses	900	750	3,200	870
Net interest income after provision for loan losses	23,694	10,393	57,259	31,584
NONINTEREST INCOME
Service charges and fees	560	249	1,509	748
Gain on sale of loans	5,594	8,316	14,985	19,419
Other income	2,369	120	6,917	4,510
Total noninterest income	8,523	8,685	23,411	24,677
NONINTEREST EXPENSE
Salaries and benefits	11,100	8,208	31,800	24,283
Occupancy and equipment	3,019	768	5,820	2,278
Other operating expenses	8,674	3,193	23,594	9,040
Total noninterest expense	22,793	12,169	61,214	35,601
Income before income taxes	9,424	6,909	19,456	20,660
Income tax expense	2,422	2,484	6,001	7,262
NET INCOME	$7,002	$4,425	$13,455	$13,398
Earnings per common share:
Basic	$0.34	$0.42	$0.77	$1.27
Diluted	$0.34	$0.41	$0.77	$1.26
Average outstanding shares:
Basic	20,409,696	10,595,599	17,156,521	10,575,088
Diluted	20,508,875	10,689,167	17,273,367	10,644,897

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$7,002	$4,425	$13,455	$13,398
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(616)	(692)	553	3,634
Reclassification adjustment for gains included in net income	—	—	—	(109)
Unrealized gains (losses) on interest rate swaps	22	—	18	—
Tax effect	211	242	(194)	(1,234)
Total other comprehensive income (loss)	(383)	(450)	377	2,291
Total comprehensive income	$6,619	$3,975	$13,832	$15,689

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2015	$8,805	$19,953	$81,385	$(1,005)	$109,138
Net income	—	—	13,398	—	13,398
Other comprehensive income	—	—	—	2,291	2,291
Cash dividends ($0.45 per share)	—	—	(4,757)	—	(4,757)
Dividend reinvestment plan shares issued from reserve (17,972 shares)	15	364	—	—	379
Exercise of stock options (41,351 shares)	35	468	—	—	503
Issuance of restricted common stock (6,205 shares)	5	123	—	—	128
Stock-based compensation	—	251	—	—	251
Balance September 30, 2016	$8,860	$21,159	$90,026	$1,286	$121,331

Balance December 31, 2016	$8,881	$21,779	$91,439	$(1,569)	$120,530
Net income	—	—	13,455	—	13,455
Other comprehensive income	—	—	—	377	377
Cash dividends ($0.45 per share)	—	—	(6,287)	—	(6,287)
Exercise of stock options (143,092 shares)	120	1,940	—	—	2,060
Dividend reinvestment plan shares issued from reserve (149,758 shares)	125	3,801	—	—	3,926
Issuance of restricted common stock (4,549 shares)	4	125	—	—	129
Issuance of common stock (9,516,097 shares)	7,946	277,727	—	—	285,673
Stock-based compensation	—	310	—	—	310
Balance September 30, 2017	$17,076	$305,682	$98,607	$(1,192)	$420,173

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$13,455	$13,398
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,011	384
Provision for loan losses	3,200	870
Provision for off-balance sheet losses	50	—
Originations of loans held for sale	(319,164)	(429,285)
Proceeds from sales of loans held for sale	328,587	403,688
(Increase) decrease in valuation of loans held for sale carried at fair value	19	(1,266)
Gains on sales of securities available-for-sale	—	(109)
Deferred tax expense (benefit)	120	(692)
Decrease (increase) in valuation allowance on derivatives	258	(88)
Amortization on securities, net	1,984	1,459
Stock-based compensation	310	251
(Gains) losses on sale of other real estate owned, net	—	35
Income from bank owned life insurance	(869)	(338)
Changes in assets and liabilities:
Increase in other assets	(7,810)	(1,966)
Increase in other liabilities	2,645	201
Net cash provided by (used in) operating activities	$24,796	$(13,458)
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal repayments and sales of securities available-for-sale	$188,716	$25,644
Purchases of securities available-for-sale	(162,623)	(53,500)
Proceeds from sales, maturities and calls of securities held-to-maturity	4,273	5,000
Redemption of restricted stock, net	3,052	950
Purchases of premises, equipment and land, net	(1,263)	(541)
Purchase of bank owned life insurance	—	(7,500)
Increase in loans, net	(123,353)	(78,805)
Proceeds from sale of other real estate owned	2,258	463
Cash paid in business combination	(608)	—
Cash acquired in business combination	90,940	—
Net cash provided by (used in) investing activities	$1,392	$(108,289)
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	$178,531	$244,915
Decrease in time deposits	(3,266)	(43,606)
Decrease in securities sold under agreements to repurchase	(2,407)	(4,794)
Decrease in short-term borrowings	(160,000)	(45,000)
Increase in long-term borrowings	—	20,000
Payment of dividends on common stock	(6,287)	(4,757)
Proceeds from issuance of common stock	6,115	1,010
Net cash provided by financing activities	$12,686	$167,768
Increase in cash and cash equivalents	38,874	46,021
Cash and cash equivalents at beginning of the period	91,059	35,889
Cash and cash equivalents at end of the period	$129,933	$81,910

ACCESS NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	For the Nine Months Ended
	September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information
Interest paid	$6,338	$2,981
Income taxes	$5,561	$4,828
Supplemental Disclosure of Non-Cash Transactions
Unrealized gains (losses) on securities available for sale	$364	$3,525
Change in fair value of interest rate swaps	$13	$—
Transfer of loans held for investment to other real estate owned	$—	$129
Transfer of other real estate owned to other assets due to FHA receivable	—	$(129)
Transactions Related to Business Combination
Increase in assets and liabilities:
Loans	$(815,817)	$—
Securities	(243,679)	—
Other Assets	(258,306)	—
Noninterest bearing deposits	282,752	—
Interest bearing deposits	773,867	—
Trust preferred debentures	3,824	—
Borrowings	55,925	—
Other liabilities	10,206	—

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 1.        Basis of Presentation

Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its two subsidiaries, Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association, and Middleburg Investment Group, which is a non-bank holding company chartered under Virginia law. The Bank has three active wholly owned subsidiaries: Access Real Estate LLC (“Access Real Estate”), a real estate company; ACME Real Estate LLC, a real estate holding company of foreclosed property; and Access Capital Management Holding LLC (“ACM”), a holding company for Capital Fiduciary Advisors, L.L.C., Access Investment Services, L.L.C., and Access Insurance Group, L.L.C.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. No reclassifications were significant and there was no effect on net income. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2016, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

Note 2.        Stock-Based Compensation Plan

During the first nine months of 2017, the Corporation granted 130,600 stock options to officers, directors, and employees under the 2009 Stock Option Plan (the “2009 Plan”). Options granted under the 2009 Plan have an exercise price equal to the fair market value as of the grant date. Options granted vest over various periods ranging from 2.5 years to 4.0 years and expire one year after the full vesting date. Stock-based compensation expense recognized in other operating expense during the nine month periods ended September 30, 2017 and 2016 was $310 thousand and $251 thousand, respectively. The fair value of options is estimated on the date of grant using a Black Scholes option-pricing model with the assumptions noted below.

Total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2009 Plan as of September 30, 2017 was $975 thousand. The cost is expected to be recognized over a weighted average period of 1.41 years.

A summary of stock option activity under the 2009 Plan as of and for the nine months ended September 30, 2017 and 2016 is presented as follows:

	For the Nine Months Ended September 30,
	2017	2016
Expected life of options granted, in years	4.42	4.33
Risk-free interest rate	1.49%	1.26%
Expected volatility of stock	29.64%	29.67%
Annual expected dividend yield	3.00%	3.00%
Fair value of granted options	$806,422	$433,479
Non-vested options	316,946	303,539

The following table summarizes options outstanding under the 2009 Plan for the nine months ended September 30, 2017 and 2016:

	September 30, 2017
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	481,381	$16.52	2.50	$5,412,143
Granted	130,600	27.76	4.42	—
Exercised	(143,092)	14.40	0.95	1,815,112
Lapsed or canceled	(3,720)	15.69	1.44	—
Outstanding September 30, 2017	465,169	$20.34	2.82	$3,872,525
Exercisable at September 30, 2017	148,223	$16.51	1.51	$1,801,644

	September 30, 2016
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	407,832	$15.33	2.81	$2,091,196
Granted	122,050	18.39	4.33	—
Exercised	(41,351)	12.18	1.02	301,198
Lapsed or canceled	(8,700)	16.16	2.59	—
Outstanding September 30, 2016	479,831	$16.37	2.72	$3,614,016
Exercisable at September 30, 2016	176,292	$14.43	1.67	$1,669,471

At the Corporation’s 2017 Annual Meeting of Shareholders held on October 26, 2017 (the “Annual Meeting”), shareholders approved the Access National Corporation 2017 Equity Compensation Plan (the “2017 Plan”). The 2017 Plan provides for the grant to key employees, non-employee directors, consultants and advisors of awards that may include one or more of the following: stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance cash awards. No awards may be granted under the 2017 Plan after October 25, 2027. Awards previously granted under the 2009 Plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2009 Plan following the Annual Meeting. Complete details of the 2017 Plan are contained in Exhibit 10.18 to Form 8-K filed November 1, 2017. As of the date of this Quarterly Report on Form 10-Q, there were no awards outstanding under the 2017 Plan.

Note 3.        Securities

The following tables provide the amortized costs and fair values of securities held-to-maturity at September 30, 2017 and December 31, 2016. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premium and accretion of discounts.

	September 30, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity
U.S. Government agencies	$5,000	$18	$—	$5,018
Municipals	10,778	642	(22)	11,398
Total	$15,778	$660	$(22)	$16,416

	December 31, 2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity
U.S. Government agencies	$5,000	$46	$—	$5,046
Municipals	4,200	66	(19)	4,247
Total	$9,200	$112	$(19)	$9,293

The amortized cost and fair value of securities held-to-maturity as of September 30, 2017 and December 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	September 30, 2017		December 31, 2016
(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Held-to-maturity
U.S. Government agencies:
Due after one year through five years	$5,000	$5,018	$5,000	$5,046
Municipals:
Due after one year through five years	1,996	2,032	2,028	2,062
Due after five years through ten years	1,609	1,637	1,617	1,649
Due after ten years through fifteen years	553	530	555	536
Due after fifteen years	6,620	7,199	—	—
Total	$15,778	$16,416	$9,200	$9,293

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

	September 30, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Government agencies	$26,262	$—	$(203)	$26,059
Municipals	101,037	1,208	(836)	101,409
Mortgage backed securities	248,702	158	(1,945)	246,915
Asset backed securities	8,892	4	(173)	8,723
Corporate bonds	8,527	25	(1)	8,551
Certificates of deposit	1,976	17	—	1,993
CRA mutual fund	1,500	—	(110)	1,390
Total	$396,896	$1,412	$(3,268)	$395,040

	December 31, 2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Government agencies	$5,106	$—	$(112)	$4,994
Municipals	45,392	172	(1,205)	44,359
Mortgage backed securities	120,794	177	(1,164)	119,807
Asset backed securities	13,105	17	(258)	12,864
Corporate bonds	8,631	35	—	8,666
Certificates of deposit	1,976	33	—	2,009
CRA mutual fund	1,500	—	(109)	1,391
Total	$196,504	$434	$(2,848)	$194,090

The amortized cost and fair value of securities available-for-sale as of September 30, 2017 and December 31, 2016 by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	September 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies:
Due in one year or less	$50	$50	$—	$—
Due after one year through five years	5,165	5,140	5,106	4,994
Due after ten years through fifteen years	7,049	6,945	—	—
Due after fifteen years	13,998	13,924	—	—
Municipals:
Due in one year or less	691	698	—	—
Due after one year through five years	7,788	7,714	3,442	3,500
Due after five years through ten years	8,693	8,657	5,025	4,888
Due after ten years through fifteen years	26,234	26,629	20,463	20,300
Due after fifteen years	57,631	57,711	16,462	15,671
Mortgage backed securities:
Due after one year through five years	53,961	54,058	24,959	24,916
Due after five years through ten years	89,120	88,501	24,996	24,895
Due after ten years through fifteen years	7,433	7,292	12,861	12,555
Due after fifteen years	98,188	97,064	57,978	57,441
Asset backed securities:
Due after five years through ten years	3,067	3,071	3,080	3,001
Due after fifteen years	5,825	5,652	10,025	9,863
Corporate bonds:
Due in one year or less	4,001	4,000	4,141	4,144
Due after one year through five years	4,526	4,551	4,490	4,522
Certificates of deposit:
Due after one year through five years	1,976	1,993	1,976	2,009
CRA mutual fund	1,500	1,390	1,500	1,391
Total	$396,896	$395,040	$196,504	$194,090

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, credit lines with the Federal Reserve Bank ("FRB"), and debtor-in-possession accounts amounted to $352.7 million and $178.7 million at September 30, 2017 and December 31, 2016, respectively.

Securities available-for-sale and held-to-maturity that had an unrealized loss position at September 30, 2017 and December 31, 2016 are as follow:

(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
September 30, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-maturity
Municipals	$—	$—	$530	$(22)	$530	$(22)

Available-for-sale
U.S. Government agencies	$23,545	$(152)	$2,390	$(51)	$25,935	$(203)
Municipals	19,115	(239)	14,228	(597)	33,343	(836)
Mortgage backed securities	180,423	(1,017)	33,370	(928)	213,793	(1,945)
Asset backed securities	—	—	5,652	(173)	5,652	(173)
CRA mutual funds	—	—	1,390	(110)	1,390	(110)
Corporate bonds	4,000	(1)	—	—	4,000	(1)
Total	$227,083	$(1,409)	$57,030	$(1,859)	$284,113	$(3,268)

(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-maturity
Municipals	$536	$(19)	$—	$—	$536	$(19)

Available-for-sale
U.S. Government agencies	$4,994	$(112)	$—	$—	$4,994	$(112)
Municipals	28,147	(1,205)	—	—	28,147	(1,205)
Mortgage backed securities	62,145	(541)	19,768	(623)	81,913	(1,164)
Asset backed securities	1,286	(37)	7,077	(221)	8,363	(258)
CRA mutual fund	—	—	1,391	(109)	1,391	(109)
Total	$96,572	$(1,895)	$28,236	$(953)	$124,808	$(2,848)

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

At September 30, 2017, there were 93 available-for-sale securities with unrealized losses totaling $3.268 million and one held-to-maturity security with an unrealized loss of $22 thousand.  The Corporation evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded the unrealized losses were caused by interest rate fluctuations with no adverse change in cash flows noted. Based on this analysis and because the Corporation does not intend to sell securities in an unrealized loss position and it is more likely than not the Corporation will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity, the Corporation does not consider any portfolio securities to be other-than-temporarily impaired.

Restricted stock
The Corporation’s investment in the Federal Home Loan Bank of Atlanta ("FHLB") stock totaled $6.0 million and $9.1 million at September 30, 2017 and December 31, 2016, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Corporation does not consider this investment to be other-than-

temporarily impaired at September 30, 2017, and no impairment has been recognized.  FHLB stock is shown in restricted stock on the consolidated balance sheets.

The Corporation also has an investment in FRB stock which totaled $8.4 million and $1.0 million at September 30, 2017 and December 31, 2016, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Corporation does not consider this investment to be other-than-temporarily impaired at September 30, 2017, and no impairment has been recognized. FRB stock is shown in restricted stock on the consolidated balance sheets.

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or re-pledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of September 30, 2017 and December 31, 2016, the obligations outstanding under these repurchase agreements totaled $54.6 million and $17.0 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at September 30, 2017 was $72.5 million in total and consisted of $20.2 million in municipal securities, $45.0 million in mortgage backed securities, $1.7 million in corporate bonds, $1.2 million in certificates of deposit, $3.0 million in U.S. Government agencies, and $1.4 million in the CRA mutual fund. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2016 was $21.4 million in total and consisted of $4.7 million in municipal securities, $6.9 million in mortgage backed securities, $5.9 million in corporate bonds, $2.5 million in asset backed securities and $1.4 million in the CRA mutual fund.

Note 4.        Loans

The following table presents the composition of the loans held for investment portfolio at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(In Thousands)	Outstanding Amount	Percent of Total Portfolio	Outstanding Amount	Percent of Total Portfolio
Commercial real estate - owner occupied	$443,128	22.50%	$250,440	23.87%
Commercial real estate - nonowner occupied	435,181	22.09	184,688	17.59
Real estate construction	104,193	5.29	91,822	8.75
Residential real estate	512,621	26.03	204,413	19.47
Commercial	449,450	22.82	311,486	29.67
Consumer	25,087	1.27	6,849	0.65
Total loans	$1,969,660	100.00%	$1,049,698	100.00%
Less allowance for loan losses	15,692		16,008
Net loans	$1,953,968		$1,033,690

Unearned income and net deferred loan fees and costs totaled $3.0 million and $2.4 million at September 30, 2017 and December 31, 2016, respectively. Loans pledged to secure borrowings at the FHLB totaled $491.4 million and $266.6 million at September 30, 2017 and December 31, 2016, respectively.

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

Accounting for purchased impaired loans involves estimating fair value, at acquisition, using the principal and interest cash flows expected to be collected discounted at the prevailing market rate of interest. The excess of cash flows expected to be collected over the estimated fair value at the acquisition date is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loans. The difference between contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and is not recorded. Any decreases in cash flows expected to be collected (other than due to decreases in interest rate indices and changes in prepayment assumptions) will be charged to the provision for loan losses, resulting in an increase to the allowance for loan losses.

The following table presents the changes in the accretable yield for purchased impaired loans for three and nine month periods ended September 30, 2017:

	September 30, 2017
(In Thousands)	Three Months Ended	Nine Months Ended
Accretable yield, beginning of period	$466	$—
Additions	—	557
Accretion	(146)	(237)
Reclassification from (to) nonaccretable difference	—	—
Other changes, net	—	—
Accretable yield, end of period	$320	$320

At September 30, 2017, none of the purchased impaired loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans.

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of September 30, 2017 and December 31, 2016. Loans that were on non-accrual status are not included in any past due amounts.

	September 30, 2017
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$892	$—	$—	$892	$—	$442,236	$443,128
Commercial real estate - nonowner occupied	—	—	—	—	—	435,181	435,181
Real estate construction	—	—	—	—	26	104,167	104,193
Residential real estate	677	160	—	837	572	511,212	512,621
Commercial	397	39	73	509	5,236	443,705	449,450
Consumer	41	1	—	42	3	25,042	25,087
Total	$2,007	$200	$73	$2,280	$5,837	$1,961,543	$1,969,660

	December 31, 2016
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$—	$—	$—	—	$—	$250,440	$250,440
Commercial real estate - non-owner occupied	—	—	—	—	—	184,688	184,688
Real estate construction	—	—	—	—	940	90,882	91,822
Residential real estate	—	97	—	97	431	203,885	204,413
Commercial	438	—	—	438	5,551	305,497	311,486
Consumer	—	—	—	—	—	6,849	6,849
Total	$438	$97	$—	$535	$6,922	$1,042,241	$1,049,698

The following table includes an aging analysis of the recorded investment of purchased impaired loans included in the table above:

	September 30, 2017
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$653	$—	$—	$653	$—	$442	$1,095
Commercial real estate - nonowner occupied	—	—	—	—	—	920	920
Real estate construction	—	—	—	—	—	—	—
Residential real estate	186	—	—	186	—	2,189	2,375
Commercial	—	—	—	—	—	94	94
Consumer	—	—	—	—	—	6	6
Total	$839	$—	$—	$839	$—	$3,651	$4,490

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

	September 30, 2017			December 31, 2016
(In Thousands)	Non-performing	Performing	Total Loans	Non-performing	Performing	Total Loans
Commercial real estate - owner occupied	$—	$443,128	$443,128	$—	$250,440	$250,440
Commercial real estate - nonowner occupied	—	435,181	435,181	—	184,688	184,688
Real estate construction	26	104,167	104,193	940	90,882	91,822
Residential real estate	572	512,049	512,621	431	203,982	204,413
Commercial	5,236	444,214	449,450	5,551	305,935	311,486
Consumer	3	25,084	25,087	—	6,849	6,849
Total	$5,837	$1,963,823	$1,969,660	$6,922	$1,042,776	$1,049,698

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

The following tables present the recorded investment of loans that have been risk rated in accordance with the internal classification system:

September 30, 2017
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Residential Real Estate	Commercial	Consumer	Total
Pass	$98,263	$438,924	$434,911	$509,478	$433,861	$25,077	$1,940,514
Special Mention	5,419	1,452	284	647	2,520	—	10,322
Substandard	926	3,457	987	2,667	13,611	3	21,651
Doubtful	—	—	—	—	187	3	190
Loss	—	—	—	—	—	—	—
Unearned income	(415)	(705)	(1,001)	(171)	(729)	4	(3,017)
Ending Balance	$104,193	$443,128	$435,181	$512,621	$449,450	$25,087	$1,969,660

December 31, 2016
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Residential Real Estate	Commercial	Consumer	Total
Pass	$91,296	$247,001	$185,020	$202,762	$287,978	$6,848	$1,020,905
Special Mention	—	1,213	300	932	4,544	—	6,989
Substandard	940	2,807	—	878	19,561	—	24,186
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Unearned income	(414)	(581)	(632)	(159)	(597)	1	(2,382)
Ending Balance	$91,822	$250,440	$184,688	$204,413	$311,486	$6,849	$1,049,698

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on non-accrual status with all payments applied to principal under the cost-recovery method. As the Bank does not utilize the cash-basis method of accounting for impaired loans, the Bank did not recognize interest income in association with its impaired loans during the first nine months of 2017 and 2016.

The table below shows the results of management’s analysis of impaired loans, excluding purchased impaired loans, as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - nonowner occupied	—	—	—
Real estate construction	26	35	—
Residential real estate	35	36	—
Commercial	3,220	4,378	—
Consumer	3	3	—
Total with no specific related allowance	$3,284	$4,452	$—
With a specific related allowance recorded:
Commercial real estate loans - owner occupied	$—	$—	$—
Commercial real estate loans - nonowner occupied	—	—	—
Real estate construction	903	974	223
Residential real estate	537	549	—
Commercial	1,113	1,268	477
Consumer	—	—	—
Total with a specific related allowance	$2,553	$2,791	$700
Total	$5,837	$7,243	$700

	December 31, 2016
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - nonowner occupied	—	—	—
Real estate construction	—	—	—
Residential real estate	431	431	—
Commercial	2,748	3,771	—
Consumer	—	—	—
Total with no specific related allowance	$3,179	$4,202	$—
With a specific related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - nonowner occupied	—	—	—
Real estate construction	940	994	221
Residential real estate	—	—	—
Commercial	2,803	2,900	2,805
Consumer	—	—	—
Total with a specific related allowance	$3,743	$3,894	$3,026
Total	$6,922	$8,096	$3,026

The table below shows the average recorded investment in impaired loans, excluding purchased impaired loans, by class of loan:

	Average Recorded Investment
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Commercial real estate - owner occupied	$67	$67	$151	$23
Commercial real estate - nonowner occupied	334	—	779	2,423
Real estate construction	939	1,003	953	1,022
Residential real estate	952	23	1,189	45
Commercial	4,508	4,969	4,273	4,970
Consumer	2	—	1	—
Total	$6,802	$6,062	$7,346	$8,483

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

No loans were modified in connection with a TDR during the three and nine month periods ended September 30, 2017 and 2016.

The total balance of TDRs at September 30, 2017 and December 31, 2016 was $940 thousand and $4.1 million, respectively. The significant decrease was the result of a $3.8 million charge off done in the first quarter of 2017 on one of the TDR loans.  The amount of the specific valuation allowance related to TDRs was $206 thousand and $2.2 million as of September 30, 2017 and December 31, 2016, respectively.

There were no outstanding commitments to lend additional amounts to TDR borrowers at September 30, 2017 or December 31, 2016.

There were no TDR payment defaults during the three and nine months ended September 30, 2017 and 2016. For purposes of this disclosure, a TDR payment default occurs when, within twelve months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 or more past due.

Note 5.        Allowance for Loan Losses

The allowance for loan losses totaled $15.7 million and $16.0 million at September 30, 2017 and December 31, 2016, respectively. The allowance for loan losses was equivalent to 0.80% and 1.53% of total loans held for investment at September 30, 2017 and December 31, 2016, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

	September 30, 2017
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Consumer	Total
Allowance for loan losses, Three months ended September 30, 2017
Balance at June 30, 2017	$877	$3,037	$2,691	$2,382	$5,595	$89	$14,671
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	107	14	—	121
Provision	(188)	670	651	(178)	(52)	(3)	900
Balance at September 30, 2017	$689	$3,707	$3,342	$2,311	$5,557	$86	$15,692

Allowance for loan losses, Nine months ended September 30, 2017
Balance at December 31, 2016	$1,277	$2,943	$2,145	$2,510	$7,053	$80	$16,008
Charge-offs	—	—	—	(1)	(3,828)	(6)	(3,835)
Recoveries	—	18	—	128	171	2	319
Provision	(588)	746	1,197	(326)	2,161	10	3,200
Balance at September 30, 2017	$689	$3,707	$3,342	$2,311	$5,557	$86	$15,692

Ending allowance for loan losses, September 30, 2017
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$223	$—	$—	$—	$477	$—	$700
Collectively evaluated for impairment	466	3,707	3,342	2,311	5,080	86	14,992
Total ending allowance balance	$689	$3,707	$3,342	$2,311	$5,557	$86	$15,692

Recorded Investment in Loans, September 30, 2017
Individually evaluated for impairment	$26	$—	$—	$572	$5,236	$3	$5,837
Collectively evaluated for impairment	104,167	442,033	434,261	509,674	444,120	25,078	1,959,333
Purchased impaired loans	—	1,095	920	2,375	94	6	4,490
Total ending loans balance	$104,193	$443,128	$435,181	$512,621	$449,450	$25,087	$1,969,660

	December 31, 2016
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance, January 1, 2016	$1,056	$3,042	$1,862	$2,862	$4,612	$129	$13,563
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	40	285	—	325
Provision	221	(99)	283	(392)	2,156	(49)	2,120
Ending balance, December 31, 2016	$1,277	$2,943	$2,145	$2,510	$7,053	$80	$16,008
Ending allowance at December 31, 2016:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$221	$—	$—	$—	$2,805	$—	$3,026
Collectively evaluated for impairment	1,056	2,943	2,145	2,510	4,248	80	12,982
Total ending allowance balance	$1,277	$2,943	$2,145	$2,510	$7,053	$80	$16,008
Loans:
Individually evaluated for impairment	$940	$—	$—	$431	$5,551	$—	$6,922
Collectively evaluated for impairment	90,882	250,440	184,688	203,982	305,935	6,849	1,042,776
Total ending loans balance	$91,822	$250,440	$184,688	$204,413	$311,486	$6,849	$1,049,698

	September 30, 2016
(In Thousands)	Real Estate Construction	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Consumer	Total
Allowance for loan losses, Three months ended September 30, 2016
Balance at June 30, 2016	$1,178	$3,142	$1,969	$2,854	$4,574	117	$13,834
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	9	103	—	112
Provision	73	(141)	171	(229)	909	(33)	750
Balance at September 30, 2016	$1,251	$3,001	$2,140	$2,634	$5,586	$84	$14,696

Allowance for loan losses, Nine months ended September 30, 2016
Beginning balance	$1,056	$3,042	$1,862	$2,862	$4,612	$129	$13,563
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	30	233	—	263
Provision	195	(41)	278	(258)	741	(45)	870
Ending balance	$1,251	$3,001	$2,140	$2,634	$5,586	$84	$14,696

Ending allowance for loan losses, September 30, 2016
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$284	$—	$—	$—	$1,490	$—	$1,774
Collectively evaluated for impairment	967	3,001	2,140	2,634	4,096	84	12,922
Total ending allowance balance	$1,251	$3,001	$2,140	$2,634	$5,586	$84	$14,696

Recorded Investment in Loans, September 30, 2016
Individually evaluated for impairment	$1,001	$550	$—	$176	$5,272	$—	$6,999
Collectively evaluated for impairment	78,620	237,674	174,342	202,429	259,522	6,959	959,546
Total ending loans balance	$79,621	$238,224	$174,342	$202,605	$264,794	$6,959	$966,545

Note 6.        Earnings Per Share

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2017 and 2016, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	For the Three Months Ended September 30,
	2017	2016
(In thousands, except for share and per share data)
Basic earnings per share:
Net income	$7,002	$4,425
Weighted average shares outstanding	20,409,696	10,595,599
Basic earnings per share	$0.34	$0.42
Diluted earnings per share:
Net income	$7,002	$4,425
Weighted average shares outstanding	20,409,696	10,595,599
Dilutive effect of stock options	99,179	93,568
Weighted average diluted shares outstanding	20,508,875	10,689,167
Diluted earnings per share	$0.34	$0.41

	For the Nine Months Ended September 30,
	2017	2016
(In thousands, except for share and per share data)
Basic earnings per share:
Net income	$13,455	$13,398
Weighted average shares outstanding	17,156,521	10,575,088
Basic earnings per share	$0.77	$1.27
Diluted earnings per share:
Net income	$13,455	$13,398
Weighted average shares outstanding	17,156,521	10,575,088
Dilutive effect of stock options	116,846	69,809
Weighted average diluted shares outstanding	17,273,367	10,644,897
Diluted earnings per share	$0.77	$1.26

None of the stock options were considered anti-dilutive as of September 30, 2017 and 2016.

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

The “Other” column in the following table includes the operations of the Corporation and Access Real Estate. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to costs incurred by the Corporation in connection with its annual audits, directors fees, and other professional fees and expenses associated with being a publicly held entity. The primary source of income for Access Real Estate is derived from rents received from the Bank.

The following tables present segment information as of and for the three months ended September 30, 2017 and 2016:

	September 30, 2017
(In Thousands)	Commercial Banking	Trust & Wealth Management	Mortgage Banking	Other	Eliminations	Consolidated
Revenues:
Interest income	$27,429	$4	$299	$5	$(45)	$27,692
Gain on sales of loans	—	—	5,594	—	—	5,594
Other revenues	1,977	1,617	(740)	312	(237)	2,929
Total revenues	29,406	1,621	5,153	317	(282)	36,215
Expenses:
Interest expense	3,072	—	(25)	96	(45)	3,098
Salaries and employee benefits	7,334	868	2,898	—	—	11,100
Other expenses	8,724	1,850	1,149	1,107	(237)	12,593
Total operating expenses	19,130	2,718	4,022	1,203	(282)	26,791
Income (loss) before income taxes	$10,276	$(1,097)	$1,131	$(886)	$—	$9,424
Total assets	$2,810,037	$41,002	$26,485	$19,756	$(24,211)	$2,873,069

	September 30, 2016
(In Thousands)	Commercial Banking	Wealth Management	Mortgage Banking	Other	Eliminations	Consolidated
Revenues:
Interest income	$12,531	$—	$574	$5	$(332)	$12,778
Gain on sales of loans	—	—	8,316	—	—	8,316
Other revenues	682	773	(1,060)	289	(315)	369
Total revenues	13,213	773	7,830	294	(647)	21,463
Expenses:
Interest expense	1,640	—	261	66	(332)	1,635
Salaries and employee benefits	3,977	567	3,664	—	—	8,208
Other expenses	2,578	233	1,491	724	(315)	4,711
Total operating expenses	8,195	800	5,416	790	(647)	14,554
Income (loss) before income taxes	$5,018	$(27)	$2,414	$(496)	$—	$6,909
Total assets	$1,290,518	$2,894	$74,195	$18,420	$(23,189)	$1,362,838

The following table presents segment information as of and for the nine months ended September 30, 2017 and 2016:

	September 30, 2017
(In Thousands)	Commercial Banking	Trust & Wealth Management	Mortgage Banking	Other	Eliminations	Consolidated
Revenues:
Interest income	$67,740	$7	$846	$17	$(225)	$68,385
Gain on sale of loans	—	—	14,985	—	—	14,985
Other revenues	4,445	4,195	(306)	975	(883)	8,426
Total revenues	72,185	4,202	15,525	992	(1,108)	91,796
Expenses:
Interest expense	7,796	—	18	337	(225)	7,926
Salaries and employee benefits	19,992	2,686	9,122	—	—	31,800
Other expenses	20,173	2,541	3,246	7,537	(883)	32,614
Total operating expenses	47,961	5,227	12,386	7,874	(1,108)	72,340
Income (loss) before income taxes	$24,224	$(1,025)	$3,139	$(6,882)	$—	$19,456
Total assets	$2,810,037	$41,002	$26,485	$19,756	$(24,211)	$2,873,069

	September 30, 2016
(In Thousands)	Commercial Banking	Wealth Management	Mortgage Banking	Other	Eliminations	Consolidated
Revenues:
Interest income	$36,379	$—	$1,355	$15	$(654)	$37,095
Gain on sale of loans	—	—	19,419	—	—	19,419
Other revenues	2,908	2,269	53	978	(950)	5,258
Total revenues	39,287	2,269	20,827	993	(1,604)	61,772
Expenses:
Interest expense	4,656	—	439	200	(654)	4,641
Salaries and employee benefits	12,065	1,655	10,563	—	—	24,283
Other expenses	6,285	783	4,127	1,943	(950)	12,188
Total operating expenses	23,006	2,438	15,129	2,143	(1,604)	41,112
Income (loss) before income taxes	$16,281	$(169)	$5,698	$(1,150)	$—	$20,660
Total assets	$1,290,518	$2,894	$74,195	$18,420	$(23,189)	$1,362,838

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

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of September 30, 2017 and December 31, 2016 are summarized below:

(In Thousands)	September 30, 2017
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets - Recurring
Available-for-sale investment securities
U.S. Government agencies	$26,059	$—	$26,059	$—
Municipals	101,409	—	101,409	—
Mortgage backed securities	246,915	—	246,915	—
Asset backed securities	8,723	—	4,402	4,321
Corporate bonds	8,551	—	8,551	—
Certificates of deposit	1,993	—	1,993	—
CRA mutual fund	1,390	—	1,390	—
Total available-for-sale investment securities	395,040	—	390,719	4,321

Residential loans held for sale	26,234	—	26,234	—
Derivative assets	487	—	51	436
Total Financial Assets - Recurring	$421,761	$—	$417,004	$4,757

Financial Liabilities - Recurring
Derivative liabilities	$71	$—	$44	$27

Financial Assets - Non-Recurring
OREO	$1,980	$—	$—	$1,980
Impaired loans (1)	$5,837	$—	$—	$5,837

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month periods ended September 30, 2017 and 2016:

	Net Derivatives	Securities Available-for-Sale	Total
	(In Thousands)

Balance, beginning of period	$606	$4,226	$4,832
Realized and unrealized gains (losses) included in earnings	(197)	—	(197)
Unrealized gains (losses) included in other comprehensive income	—	95	95
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance, September 30, 2017	$409	$4,321	$4,730

	Net Derivatives	Securities Available-for-Sale	Total
	(In Thousands)

Balance, beginning of period	$287	$—	$287
Realized and unrealized gains (losses) included in earnings	75	—	75
Unrealized gains (losses) included in other comprehensive income	—	—	—
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance, September 30, 2016	$362	$—	$362

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the nine month periods ended September 30, 2017 and 2016:

	Net Derivatives	Securities Available-for-Sale	Total
	(In Thousands)

Balance, January 1, 2017	$668	$4,500	$5,168
Realized and unrealized gains (losses) included in earnings	(259)	—	(259)
Unrealized gains (losses) included in other comprehensive income	—	(179)	(179)
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance, September 30, 2017	$409	$4,321	$4,730

	Net Derivatives	Securities Available-for-Sale	Total
	(In Thousands)

Balance, January 1, 2016	$273	$—	$273
Realized and unrealized gains (losses) included in earnings	89	—	89
Unrealized gains (losses) included in other comprehensive income	—	—	—
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance, September 30, 2016	$362	$—	$362

The following tables present quantitative information as of September 30, 2017 and December 31, 2016 about Level 3 fair value measurements for assets measured at fair value:

	September 30, 2017
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Asset backed securities	$4,321	Valuation service	Discounted cash flows	3% - 6% (5%)
Derivative assets	436	Market pricing (3)	Estimated pullthrough	75% - 90% (85.5%)
Derivative liabilities	27	Market pricing (3)	Estimated pullthrough	75% - 90% (85.5%)

Financial Assets - Non-recurring
Impaired loans - Real estate secured	$598	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 20% (10%)
Impaired loans - Non-real estate secured	$5,239	Cash flow basis	Liquidation expenses (2)	0% - 20% (10%)
Other real estate owned	$1,980	Appraisal of collateral (1)	Discounts to reflect current market conditions and estimated selling costs	10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various Level 3 inputs which are not identifiable.

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

	September 30, 2017
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$26,234	$985	$25,249

	December 31, 2016
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$35,676	$1,004	$34,672

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

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed interest rates. The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2017 and December 31, 2016, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of the Corporation's financial instruments are as follows:

	September 30, 2017		December 31, 2016

	Carrying Amount	Total Fair Value	Carrying Amount	Total Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$129,933	$129,933	$91,059	$91,059
Securities held-to-maturity	15,778	16,416	9,200	9,293
Securities available-for-sale	395,040	395,040	194,090	194,090
Restricted stock	14,447	14,447	10,092	10,092
Loans, net	1,953,968	1,992,323	1,069,366	1,080,820
Derivatives	487	487	993	993
Total financial assets	$2,509,653	$2,548,646	$1,374,800	$1,386,347

Financial liabilities:
Deposits	$2,286,212	$2,252,241	$1,054,327	$1,040,402
Short-term borrowings	79,527	79,336	186,009	185,910
Long-term borrowings	60,000	59,491	60,000	59,954
Trust preferred debentures	3,863	3,689	—	—
Derivatives	71	71	325	325
Total financial liabilities	$2,429,673	$2,394,828	$1,300,661	$1,286,591

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $61.0 million and $25.1 million in outstanding commitments at September 30, 2017 and December 31, 2016, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Corporation had $499.0 million and $330.0 million in unfunded lines of credit whose contract amounts represent credit risk at September 30, 2017 and December 31, 2016, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $15.9 million and $9.6 million at September 30, 2017 and December 31, 2016, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At September 30, 2017 and December 31, 2016 the balance in this reserve totaled $800 thousand and $750 thousand, respectively.

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

The Mortgage Division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. At September 30, 2017 and December 31, 2016, the balance in this reserve totaled $987 thousand and $1.0 million, respectively.

The following table shows the changes to the allowance for losses on mortgage loans sold.

	For the Nine Months Ended September 30,		For the Year Ended
(In Thousands)	2017	2016	December 31, 2016
Balance, beginning of period	$1,029	$1,029	$1,029
Provision charged to operating expenses	—	—	—
Recoveries	—	—	—
Charge-offs	(42)	—	—
Balance, end of period	$987	$1,029	$1,029

Note 10.        Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” as well as most industry-specific guidance. The amendments also create a new Subtopic 340-40 “Other Assets and Deferred Costs - Contracts with Customers”. In summary, entities are to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of ASU 2014-09 were originally effective for annual periods beginning after December 15, 2016 and interim periods within 2017; however, a one year deferral was issued which now makes the provisions effective for annual periods beginning after December 15, 2017 and interim periods within 2018. The Corporation is currently in the process of analyzing the impact, if any, to its revenue recognition policies that will result from adopting the ASU on January 1, 2018.  The Corporation has identified the revenue streams that are in the scope of the ASU consisting primarily of non-interest income exclusive of the gain on the sales of loans held for sale. The Corporation is in the process of documenting its review of the impacted contracts and expect to complete this analysis in the fourth quarter.  The Corporation plans to adopt using the modified retrospective method of adoption on contracts that are not completed, and will record a cumulative effect adjustment to opening retained earnings if necessary.  The Corporation currently does not anticipate a material impact to current revenue recognition policies.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This ASU specifies the accounting for leases in an effort to increase transparency and comparability among organizations. The amendments in the ASU are effective beginning after December 15, 2018. The Corporation is currently evaluating the impact this guidance will have on its consolidated financial statements and has hired a firm to assist in this process so as to be able to determine the impact this ASU will have on the Corporation by second quarter 2018.

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

At September 30, 2017 and December 31, 2016, the Mortgage Division had open forward contracts with a notional value of $37.0 million and $54.3 million, respectively. At September 30, 2017 and December 31, 2016, the Mortgage Division had no open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was $105 thousand and $102 thousand at September 30, 2017 and December 31, 2016, respectively.

Interest rate lock commitments totaled $38.5 million and $37.9 million at September 30, 2017 and December 31, 2016, respectively, and included $16.2 million and $7.3 million that were made on a best efforts basis at September 30, 2017 and December 31, 2016, respectively. Fair values of these best efforts commitments were $82 thousand and $82 thousand at September 30, 2017 and December 31, 2016, respectively. The remaining hedged interest rate lock commitments totaling $22.3 million and $30.6 million at September 30, 2017 and December 31, 2016, respectively, had a fair value of $267 thousand and $484 thousand, respectively.

Included in other noninterest income for the nine months ended September 30, 2017 and 2016 was a net loss of $265 thousand and a net gain of $655 thousand, respectively, relating to derivative instruments. The amount included in other noninterest income for the nine months ended September 30, 2017 and 2016 pertaining to its hedging activities was a net realized loss of $777 thousand and a net realized loss of $2.5 million, respectively.

Note 12.        Low Income Housing Tax Credits

The Corporation has invested in five separate housing equity funds at September 30, 2017 and December 31, 2016. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $10.6 million and $664 thousand at September 30, 2017 and December 31, 2016, respectively. Additional capital calls expected for the funds totaled $6.15 million at September 30, 2017, and are included in other liabilities on the consolidated balance sheets. The expected terms of these investments and the related tax benefits run through 2033.

Note 13.        Bank Owned Life Insurance

The Corporation had $51.3 million and $26.4 million in bank owned life insurance ("BOLI") at September 30, 2017 and December 31, 2016, respectively. The Corporation recognized interest income, which is included in other noninterest income of $342 thousand and $112 thousand for the three months ended September 30, 2017 and 2016, respectively and $869 thousand and $338 thousand for the nine months ended September 30, 2017 and 2016, respectively.

Note 14.        Mergers and Acquisitions

On April 1, 2017 (the "Acquisition Date"), the Corporation completed the acquisition of Middleburg Financial Corporation (“Middleburg”), a bank holding company based in Middleburg, Virginia, in an all-stock transaction.  The acquisition will enhance scale, improve efficiency, and provides for a well-diversified business model. Middleburg’s common shareholders received 1.3314 shares of the Corporation’s common stock in exchange for each share of Middleburg’s common stock, resulting in the Corporation issuing 9,516,097 shares of common stock at a fair value of $285.7 million.  In addition, holders of outstanding Middleburg stock options received cash for the difference between the strike price and ending share price of Middleburg stock immediately before the merger, being $40.04.  A total of 23,362 shares were converted to cash for a total of $608 thousand.   As a result of the transaction and on the same date, Middleburg’s former bank subsidiary, Middleburg Bank, became a division of the Corporation’s wholly-owned bank subsidiary, Access National Bank.

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

Acquisition-related expenses associated with the acquisition of Middleburg were $1.0 million for the three months ended September 30, 2017 and $6.7 million for the nine months ended September 30, 2017.  Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which have been expensed as incurred.

Note 15.        Other Income and Other Operating Expenses

The Corporation had the following other income for the three and nine month periods ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Trust income	$1,130	$—	$2,287	$—
Wealth Management income	487	773	1,908	2,269
Bank owned life insurance income	342	112	869	338
Miscellaneous loan fees	315	97	704	436
Fair value marks on loans held for sale	(177)	(293)	(265)	655
Hedging gains (losses), net	(223)	(1,194)	(777)	(2,483)
Gains (losses) on sale of securities, net	—	—	—	109
Other service charges and fees	329	152	623	357
Other	166	473	1,568	2,829
	$2,369	$120	$6,917	$4,510

The Corporation had the following other operating expenses for the three and nine month periods ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Merger related expenses	$1,012	$—	$6,747	$—
Data processing	77	263	1,226	669
Amortization	839	13	1,642	37
Business and franchise tax	515	238	985	717
FDIC insurance	387	168	1,248	475
Consulting fees	314	284	870	584
Advertising and promotional	211	142	548	541
Accounting and auditing	255	154	694	460
Investor fees	162	212	463	541
Telephone	256	94	519	281
Regulatory examinations	100	69	282	207
Stock option	107	83	310	251
Director fees	192	93	496	279
Credit report	106	77	292	199
Legal fees	158	47	285	117
Insurance	99	82	322	188
Publication and subscription	118	61	281	218
Disaster recovery	93	46	204	151
Office supplies-stationary print	136	52	288	149
FRB and bank analysis charges	87	43	179	123
Dues and memberships	38	20	109	67
Management fees	137	448	295	935
Verification fees	38	46	119	118
Travel	39	28	156	125
SBA guarantee fee	36	35	104	112
Early payoff	71	4	121	215
Business development and meals	21	23	79	83
Automotive	17	15	50	41
Appraisal fee	9	11	33	30
Courier	31	13	79	42
Common stock	6	40	57	81
Education and training	26	24	57	151
Bank paid closing costs	8	4	55	23
Postage	6	22	95	69
Goodwill impairment	1,491	—	1,491	—
Other	1,476	239	2,813	761
	$8,674	$3,193	$23,594	$9,040

Note 16.        Derivatives

The Corporation utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Corporation accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Corporation obtained several designated derivative instruments as a result of the merger with Middleburg and continues to account for these items on a basis consistent with when the items were established by Middleburg which is in accordance with this guidance. Information concerning each of the Corporation's categories of derivatives as of September 30, 2017 is presented below.

Derivatives designated as cash flow hedges

During 2010, Middleburg entered into an interest rate swap which has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the trust preferred debentures. The swap hedges the cash flow associated with the trust preferred capital notes wherein the Corporation receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  Cash collateral was reserved for this swap in the amount of $400 thousand as of September 30, 2017. The swap was entered into with a counterparty that met the Corporation’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Corporation believes that the credit risk inherent in the contract is not significant.

During 2013, Middleburg entered into an interest rate swap which has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with FHLB borrowings. The swap hedges the cash flows associated with the FHLB borrowings wherein the Corporation receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10.0 million.  The term of the swap is 5 years and commenced on November 25, 2013.  Collateral was reserved for this swap in the amount of $600 thousand as of September 30, 2017. The swap was entered into with a counterparty that met the Corporation's credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Corporation believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Corporation has assessed the effectiveness of the hedging relationships by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified for the three months ended September 30, 2017.

The amounts included in accumulated other comprehensive income as unrealized losses (fair value, net of tax) were $8 thousand as of September 30, 2017.

Information concerning the derivatives designated as cash flow hedges at September 30, 2017 is presented in the following table:

	September 30, 2017
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$121	1.36%	2.59%	3.1
Pay fixed - receive floating interest rate swap	1	$10,000	$6	$—	1.24%	1.43%	1.2

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

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	September 30, 2017
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,313	$15	$—	1 month LIBOR plus 200 BP	3.90%	10.2
Pay fixed - receive floating interest rate swap	1	1,630	—	29	1 month LIBOR plus 180 BP	4.09%	7.2
Pay floating - receive fixed interest rate swap	1	3,313	—	15	3.90%	1 month LIBOR plus 200 BP	10.2
Pay floating - receive fixed interest rate swap	1	1,630	29	—	4.09%	1 month LIBOR plus 180 BP	7.2
Total derivatives not designated		$9,886	$44	$44

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

The details of the interest rate cap agreement as of September 30, 2017 are summarized below:

September 30, 2017
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at September 30, 2017	Fair Value September 30, 2017	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$1	$—

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

At September 30, 2017, the total fair value of the interest rate cap agreement was $1 thousand. The fair value of the interest rate cap agreement is included in other assets on the Corporation's consolidated balance sheets. Changes in fair value are recorded in earnings in other operating expenses. For the nine months ended September 30, 2017, $4 thousand was recognized in other operating expenses. No expense was recognized in the third quarter in relation to this agreement.

The premium paid on the interest rate cap agreement is recognized as a decrease in interest income over the duration of the agreement using the caplet method. For the three months ended September 30, 2017, no premium amortization was required.

Note 17.        Goodwill and Intangible Assets

The following table summarizes the Corporation's carrying amount for intangible assets:

	September 30, 2017	December 31, 2016
(Dollars in thousands)
Intangible assets subject to amortization
Core deposit intangible	$14,452	$—
Customer lists	295	332
Total	$14,747	$332

Amortization expense was $839 thousand and $13 thousand for the three months ended September 30, 2017 and 2016, respectively and $1,642 thousand and $37 thousand for the nine months ended September 30, 2017 and 2016, respectively.

Changes in the carrying amount of goodwill are summarized in the table as follows:

(Dollars in thousands)
Balance, December 31, 2016	$1,501
Additions - acquisition of Middleburg	167,399
Impairments	(1,491)
Balance, September 30, 2017	$167,409

The goodwill impairment was in relation to a reporting unit within the Wealth Management segment. The unexpected departure of underperforming personnel and the loss of accounts associated with those individuals caused management to evaluate the goodwill associated with that reporting unit at an interim basis rather than at the annual impairment evaluation date previously utilized. While the departure dates of the personnel were second quarter 2017, the financial impacts of the departing accounts associated with those individuals was not felt until the third quarter of 2017 thus creating the need for the impairment charge. While management believes the full impact from these changes is reflected in this reporting period, continued analysis of goodwill impairment will be made to determine if the complete write-off remains warranted and will make any recapture adjustments in the fourth quarter of 2017. The impairment charge was determined using a combination of the present value and market approaches and is included in Other Operating Expenses on the Consolidated Statements of Operations for the three and nine months ended September 30, 2017.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not related strictly to historical or current facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; continued challenging economic conditions or deterioration in general business and economic conditions and in the financial markets; mergers and acquisitions, including the degree of success in integrating operations following the Corporation's merger with Middleburg such as potential deposit attrition, higher than expected costs, the effect on earnings of integrating our legacy wealth services operations into those of Middleburg, customer loss and business disruption associated with the integration of Middleburg, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration related-matters; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Office of the Comptroller of the Currency (“Comptroller”), the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Richmond; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the effect of goodwill impairment on net income; the liquidity of the Corporation; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made.

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

Other Than Temporary Impairment of Investment Securities

Securities in the Corporation’s securities portfolio are classified as either available-for-sale or held-to-maturity. At September 30, 2017, there were no non-agency mortgage backed securities or trust preferred securities in the portfolio. The estimated fair value of the portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the securities portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of each security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At September 30, 2017, there were no securities with other than temporary impairment.

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

Shortly after the effective time of the Merger, Middleburg Bank, Middleburg’s wholly-owned bank subsidiary, was merged with and into Access National Bank, the Corporation’s wholly-owned bank subsidiary (“Access Bank”) with Access Bank surviving.   Data/office integrations were completed on schedule as of August 4, 2017.

This description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was included as Exhibit 2.1 to the Form 8-K filed October 25, 2016 and incorporated by reference herein.

Financial Condition

Executive Summary

At September 30, 2017, the Corporation’s assets totaled $2.87 billion, an increase of $1.44 billion, from $1.43 billion, at December 31, 2016. The increase in assets was primarily due to the strategic merger with Middleburg Financial Corporation as of April 1, 2017. Loans held for investment grew $919.96 million during the nine months ended September 30, 2017, with $104.2 million of the increase attributable to organic growth and the remaining attributable to the acquired loan portfolio from Middleburg.

Deposits totaled $2.29 billion at September 30, 2017, compared to $1.05 billion at December 31, 2016, an increase of $1.23 billion with $175.3 million attributable to organic growth and the remaining attributable to the acquired deposit portfolio from Middleburg. At September 30, 2017, noninterest bearing deposits, which represent 31.1% of the deposit portfolio were $710.7 million, an increase of $348.7 million from December 31, 2016. While noninterest bearing demand deposits remain the largest and most attractive source of funding for the Corporation, the combination of legacy Middleburg’s significant low cost interest-bearing demand deposits and legacy Access’ noninterest bearing demand deposits accounted for $1.2 billion or 52.6% of total deposits at September 30, 2017. Interest-bearing deposits increased to $1.58 billion at September 30, 2017, an increase of $883.2 million from December 31, 2016. Brokered deposits as a percentage of the deposit portfolio decreased to 3.2% of the portfolio at September 30, 2017. The go-forward strategy places a high priority on the maintenance and expansion of core deposits, particularly high value demand deposit relationships.

Third quarter 2017 pre-tax earnings were $9.42 million, an increase of $2.52 million from the third quarter 2016 and $19.46 million for the nine month period ended September 30, 2017, a decrease of $1.20 million from the nine month period ended September 30, 2016. This decrease is primarily attributable to pre-tax merger related costs of $6.7 million as well as $1.5 million in pre-tax goodwill impairment charges related to a reporting unit within the Wealth Management segment.

The commercial banking segment’s total revenues grew $16.19 million and $32.90 million for the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016. This growth was offset by an increase in interest expense of $1.43 million and $3.14 million, salaries and employee benefits of $3.36 million and $7.93 million and other expenses of $6.15 million and $13.89 million, for the three and nine month periods ended September 30, 2017 compared to the same periods in 2016. The mortgage banking segment has been relatively unaffected by the merger, contributing pre-tax earnings of $1.13 million or 12% of the consolidated total, but pre-tax earnings for the mortgage banking segment decreased $1.28 million in the three months ended September 30, 2017 compared to the same period in 2016. The trust and wealth management segment saw a $848 thousand and $1.93 million increase in revenue, which was offset by an increase in operating expenses of $1.92 million and $2.79 million for the three and nine month periods ended September 30, 2017 when compared to the same periods in 2016. Impacting the trust and wealth management segment was a $1.49 million pre-tax impairment to goodwill in relation to a reporting unit within the Wealth Management segment. The unexpected departure of underperforming personnel and the loss of accounts associated with those individuals caused management to evaluate the goodwill associated with that reporting unit at an interim basis rather than at the annual impairment evaluation date previously utilized. While the departure dates of the personnel were second quarter 2017, the financial impacts of the departing accounts associated with those individuals was not felt until the third quarter of 2017 thus creating the need for the impairment charge. The impairment charge was determined using a combination of the present value and market approaches. We expect that the earnings contributions from the trust and wealth management segment will be developing over the next few quarters as the unprofitable operations of the legacy Access segment are integrated with and suppress the profitable operations of Middleburg Investment Group. Management anticipates that the departure of underperforming personnel and loss of select underpriced accounts during the transition will result in reduced overhead of a greater magnitude than loss of revenue contribution from associated lost business. Management believes that the leadership of Middleburg Investment Group and the expanded capabilities resulting from the strategic Merger are enhancing the client value proposition in a way that we expect will produce consistent and growing fee income.

The net interest margin increased to 3.76% from 3.49% when comparing third quarter of 2017 to third quarter of 2016 and increased to 3.84% from 3.54% when comparing the nine months ended September 30, 2017 to the same period in 2016.

Non-performing assets (“NPAs”) increased to $7.82 million at September 30, 2017 from $6.92 million at December 31, 2016, representing 0.27% and 0.48% of total assets, respectively. Included in the NPAs total is $1.98 million in other real estate owned. The allowance for loan loss was $15.69 million and $16.01 million at September 30, 2017 and December 31, 2017, respectively, and represented 0.80% of total loans held for investment at September 30, 2017 and 1.53% of total loans held for investment at December 31, 2016. The remaining credit and fair value marks on the loans acquired in the Merger totaled $13.14 million at September 30, 2017.

At the regional level, the Washington, DC MSA unemployment remained unchanged at 3.7% as of August 2017 and still well below the 3.8% unemployment rate for the state of Virginia and 4.4% for the nation. The August 2017 Federal Reserve Beige Book noted that national economic activity expanded at a modest pace across all twelve Federal Reserve Districts at various rates. Consumer spending increased in most Districts, with gains reported for non-auto retail sales and tourism, but mixed for vehicle sales. Manufacturing activity expanded modestly on balance. Both residential and commercial real estate activity increased slightly. Hurrican Harvey created broad disruptions across the Dallas and Atlanta districts and may weigh on future economic output measures.

The latest Case-Shiller Home Price data available shows home prices increased 5.8% for the twelve months ended July 2017. The Consumer Confidence Index improved to 120.6 at the end of September 2017 from 117.3 at the end of June 2017. Retail sales for the third quarter 2017 were 3.8% greater than a year earlier. While economic expansion continues at a moderate pace, we are mindful of the prolonged duration and increasing risks to the Bank’s customer base in the event of an economic downturn. As such, we are reticent to relax credit risk underwriting parameters to match or beat competitors as a means of meeting growth objectives. Rather than compete on a transactional basis, we are proactive in cultivating deep client relationships within our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses. The Corporation is optimistic with a strong capital base and being positioned for continued growth yet prepared to absorb the effects of economic challenge.

Securities

The Corporation’s securities portfolio is comprised of U.S. government agency securities, mortgage backed securities, corporate bonds, a CRA mutual fund, certificates of deposit, and asset backed securities as well as municipal bonds. At September 30, 2017, the fair value of the securities portfolio totaled $411.46 million, compared to $203.4 million at December 31, 2016. Included in the fair value totals are held-to-maturity securities with an amortized cost of $15.78 million (fair value of $16.42 million) at September 30, 2017 compared to amortized cost of $9.20 million (fair value of $9.29 million) at December 31, 2016. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate - owner occupied, commercial real estate - non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $1.97 billion at September 30, 2017 compared to $1.05 billion at December 31, 2016, an increase of $919.96 million, of which increase $104.2 million was attributable to organic growth and the remaining was attributable to the acquired loan portfolio from Middleburg. The organic increase in loans reflects results from our marketing outreach as well as continued improvement in loan demand by local businesses. Please see Note 4 to the consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at September 30, 2017.

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

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At September 30, 2017, LHFS at fair value totaled $26.23 million compared to $35.68 million at December 31, 2016.

The LHFS are closed by the Mortgage Division and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the third quarter of 2017, we originated $107.7 million of loans processed in this manner, compared to $168.8 million for the third quarter of 2016. For the nine month period of 2017, we originated $319.2 million of loans processed in this manner, compared to $429.4 million for the same period of 2016. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $15.69 million at September 30, 2017, compared to $16.01 million at December 31, 2016. The allowance for loan losses was equivalent to 0.80% and 1.53% of total loans held for investment at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, the allowance for loan losses of $15.69 million and the remaining credit and fair value marks on the purchased loan portfolio of $13.14 million was equivalent to 1.46% of total loans held for investment. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 5 to the consolidated financial statements.

Non-performing Assets

At September 30, 2017 and December 31, 2016, the Bank had non-performing assets totaling $7.82 million and $6.92 million, respectively. Non-performing assets consist of non-accrual loans and other real estate owned. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at September 30, 2017 and December 31, 2016.

	September 30,	December 31,
(In Thousands)	2017	2016
Nonaccrual loans:
Commercial real estate - owner occupied	$—	$—
Commercial real estate - non-owner occupied	—	—
Real estate construction	26	940
Residential real estate	572	431
Commercial	5,236	5,551
Consumer	3	—
Total nonaccrual loans	5,837	6,922
OREO	1,980	—
Total non-performing assets	$7,817	$6,922

Restructured loans included above in non-accrual loans	$903	$2,940

Ratio of non-performing assets to:
Total loans plus OREO	0.40%	0.66%
Total assets	0.27%	0.48%

Accruing past due loans:
90 or more days past due	$—	$—

Deposits

Deposits are the primary sources of funding loan growth. At September 30, 2017, deposits totaled $2.29 billion compared to $1.05 billion at December 31, 2016, an increase of $1.23 billion. Noninterest-bearing deposits increased $348.66 million from $362.0 million at December 31, 2016 to $710.7 million at September 30, 2017. Interest-bearing demand deposits increased $364.6 million from $126.2 million at December 31, 2016 to $490.8 million at September 30, 2017. Savings and money market deposits increased $344.4 million from $314.4 million at December 31, 2016 to $658.8 million at September 30, 2017. Time deposits increased $174.3 million from $251.7 million at December 31, 2016 to $426.0 million at September 30, 2017.

Shareholders’ Equity

Shareholders’ equity totaled $420.2 million at September 30, 2017 compared to $120.53 million at December 31, 2016. The increase in shareholders’ equity is due mainly to the issuance of 9,516,097 of common shares in conjunction with the strategic merger with Middleburg. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The Corporation calculates its regulatory capital under the Basel III Final Rules. The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios under these new rules.

	September 30,	December 31,
	2017	2016
	(In Thousands)
Tier 1 Capital:
Common stock	$17,076	$8,881
Additional paid in capital	305,682	21,779
Retained earnings	98,607	91,439
Less: Disallowed goodwill and other disallowed intangible assets	(179,900)	(1,432)
Less: Disallowed servicing assets and loss on equity security	(170)	(350)
Total Tier 1 capital	241,295	120,317

Allowance for loan losses	16,492	14,692

Total risk based capital	$257,787	$135,009

Risk weighted assets	$2,106,301	$1,173,330

Quarterly average assets	$2,922,105	$1,351,708
			Regulatory
			Minimum
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.46%	10.25%	5.25%
Tier 1 capital ratio	11.46%	10.25%	6.75%
Total capital ratio	12.24%	11.51%	8.75%
Leverage Capital Ratios:
Tier 1 leverage ratio	8.80%	8.90%	4.00%

Results of Operations

Summary

Third quarter 2017 pre-tax earnings were $9.42 million, up $2.52 million from the third quarter of 2016 due mainly to an increase in net interest income. Net income for the third quarter of 2017 totaled $7.00 million compared to $4.43 million for the same period in 2016. Earnings per diluted share were $0.34 for the third quarter of 2017, compared to $0.41 per diluted share in the same period of 2016.

Pre-tax earnings for the nine months ended September 30, 2017 were $19.46 million, down $1.20 million from the same period in 2016 due mainly to merger-related costs of $6.7 million, a goodwill impairment charge of $1.49 million, and an increase in the provision for loan losses of $2.33 million. Net income for the nine months ended September 30, 2017 totaled $13.46 million compared to $13.40 million for the same period in 2016. Earnings per diluted share were $0.77 for the nine month period of 2017, compared to $1.26 per diluted share in the same period of 2016.

The commercial banking segment’s net interest income was $24.36 million for the third quarter of 2017 when compared to $10.89 million for the third quarter of 2016. This was offset by salaries and employee benefit expenses of $7.33 million for the third quarter of 2017 compared to $3.98 million for the third quarter of 2016. The mortgage banking segment has been relatively unaffected by the merger, contributing pre-tax earnings of $1.13 million or 12% of the consolidated total compared to $2.41 million for the third quarter of 2016. The trust and wealth management segment saw a $848 thousand and $1.93 million increase in revenue, which was offset by an increase in operating expenses of $1.92 million and $2.79 million for the three and nine month periods ended September 30, 2017 when compared to the same periods in 2016. Impacting the trust and wealth management segment was a $1.49 million pre-tax impairment to goodwill. We expect that the earnings contributions from the trust and wealth management segment will be developing over the next few quarters as the unprofitable operations of the legacy Access segment are integrated with and suppress the profitable operations of Middleburg Investment Group. Management anticipates that the departure of underperforming personnel and loss of select underpriced accounts during the transition will result in reduced overhead of a greater magnitude than loss of revenue contribution from associated lost business. Management believes that the leadership of Middleburg Investment Group and the expanded capabilities resulting from the strategic Merger are enhancing the client value proposition in a way that we expect will produce consistent and growing fee income.

The commercial banking segment’s net interest income was $59.94 million for the first nine months of 2017 when compared to $31.72 million for the first nine months of 2016. This was offset by salaries and employee benefit expenses of $19.99 million for the nine months ended September 30, 2017 compared to $12.07 million for the same period of 2016. The mortgage banking segment contributed pre-tax earnings of $3.14 million for the nine months ended September 30, 2017 compared to $5.70 million for the same period of 2016. The trust and wealth management segment saw a $1.93 million increase in revenue when comparing the first nine months of 2017 to 2016, which was offset by an increase in operating expenses of $2.79 million when comparing the first nine months of 2017 to the same period of 2016. Included in the increase to operating expenses was a goodwill impairment charge totaling $1.49 million.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $24.59 million for the three months ended September 30, 2017 compared to $11.14 million for the same period in 2016. The annualized yield on earning assets was 4.23% for the quarter ended September 30, 2017 compared to 4.01% for the same period in 2016. The cost of interest-bearing demand deposits and borrowings decreased to 0.70% for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016 at 0.81%. Net interest margin was 3.76% for the quarter ended September 30, 2017 compared to 3.49% for the same period in 2016.

Net interest income before the provision for loan losses totaled $60.46 million for the nine months ended September 30, 2017 compared to $32.45 million for the same period in 2016. The annualized yield on earning assets was 4.34% for the nine months ended September 30, 2017 compared to 4.04% for the same period in 2016. The cost of interest-bearing demand deposits and borrowings decreased to 0.73% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 at 0.78%. Net interest margin was 3.84% for the nine months ended September 30, 2017 compared to 3.54% for the same period in 2016.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 compared to 2016			2017 compared to 2016
	Change Due To:			Change Due To:
	Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$1,959	$1,665	$294	$4,434	$3,378	$1,056
Loans held for sale	(275)	(352)	77	(509)	(635)	126
Loans	12,934	12,643	291	26,883	25,407	1,476
Interest-bearing deposits	296	128	168	482	175	307
Total increase in interest income	14,914	14,084	830	31,290	28,325	2,965

Interest-Bearing Liabilities:
Interest-bearing demand deposits	285	296	(11)	550	566	(16)
Money market deposit accounts	564	336	228	1,122	638	484
Savings accounts	43	90	(47)	255	310	(55)
Time deposits	398	517	(119)	859	977	(118)
Total interest-bearing deposits	1,290	1,239	51	2,786	2,491	295
FHLB Short-term borrowings	173	64	109	459	65	394
Securities sold under agreements to repurchase	12	12	—	47	35	12
FHLB Long-term borrowings	(12)	22	(34)	(7)	14	(21)
Total increase in interest expense	1,463	1,337	126	3,285	2,605	680

Increase in net interest income	$13,451	$12,747	$704	$28,005	$25,720	$2,285

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables present for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average	Income/	Yield /	Average	Income/	Yield /
(In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Securities	$449,645	$2,992	2.66%	$191,794	$1,033	2.15%
Loans held for sale	28,734	299	4.16%	63,667	574	3.61%
Loans (1)	2,002,842	24,007	4.79%	947,622	11,073	4.67%
Interest-bearing balances and federal funds sold	136,222	394	1.16%	72,680	98	0.54%
Total interest-earning assets	2,617,443	27,692	4.23%	1,275,763	12,778	4.01%
Noninterest-earning assets:
Cash and due from banks	36,260			13,251
Premises, land and equipment	30,382			6,819
Other assets	253,424			42,642
Less: allowance for loan losses	(15,404)			(13,964)
Total noninterest-earning assets	304,662			48,748
Total Assets	$2,922,105			$1,324,511

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$483,370	$412	0.34%	$137,387	$127	0.37%
Money market deposit accounts	435,241	821	0.75%	224,548	257	0.46%
Savings accounts	199,109	90	0.18%	37,892	47	0.50%
Time deposits	448,566	1,316	1.17%	277,014	918	1.33%
Total interest-bearing deposits	1,566,286	2,639	0.67%	676,841	1,349	0.80%
Borrowings:
FHLB short-term borrowings and subordinated debt	62,726	242	1.54%	38,043	69	0.73%
Securities sold under agreements to repurchase and federal funds purchased	58,149	16	0.11%	14,881	4	0.11%
FHLB long-term borrowings	82,790	201	0.97%	75,000	213	1.14%
Total borrowings	203,665	459	0.90%	127,924	286	0.89%
Total interest-bearing deposits and borrowings	1,769,951	3,098	0.70%	804,765	1,635	0.81%
Noninterest-bearing liabilities:
Demand deposits	711,474			390,997
Other liabilities	22,002			10,095
Total liabilities	2,503,427			1,205,857
Shareholders' Equity	418,678			118,654
Total Liabilities and Shareholders' Equity	$2,922,105			$1,324,511
Interest Spread (2)			3.53%			3.19%
Net Interest Margin (3)		$24,594	3.76%		$11,143	3.49%

(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average	Income/	Yield /	Average	Income/	Yield /
(In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Securities	$354,529	$7,388	2.78%	$183,182	$2,954	2.15%
Loans held for sale	27,165	846	4.15%	47,935	1,355	3.77%
Loans (1)	1,614,893	59,405	4.90%	922,821	32,522	4.70%
Interest-bearing balances and federal funds sold	105,360	746	0.94%	69,860	264	0.50%
Total interest-earning assets	2,101,947	68,385	4.34%	1,223,798	37,095	4.04%
Noninterest-earning assets:
Cash and due from banks	21,552			12,493
Premises, land and equipment	21,692			6,782
Other assets	265,578			38,142
Less: allowance for loan losses	(14,666)			(13,733)
Total noninterest-earning assets	294,156			43,684
Total Assets	$2,396,103			$1,267,482

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$352,647	$910	0.34%	$131,859	$360	0.36%
Money market deposit accounts	352,525	1,644	0.62%	185,839	522	0.37%
Savings accounts	146,773	392	0.36%	35,047	137	0.52%
Time deposits	405,419	3,614	1.19%	296,099	2,755	1.24%
Total interest-bearing deposits	1,257,364	6,560	0.70%	648,844	3,774	0.78%
Borrowings:
FHLB short-term borrowings and subordinated debt	70,063	739	1.41%	58,467	280	0.64%
Securities sold under agreements to repurchase and federal funds purchased	46,209	58	0.17%	15,433	11	0.10%
FHLB long-term borrowings	73,040	569	1.04%	71,332	576	1.08%
Total borrowings	189,312	1,366	0.96%	145,232	867	0.80%
Total interest-bearing deposits and borrowings	1,446,676	7,926	0.73%	794,076	4,641	0.78%
Noninterest-bearing liabilities:
Demand deposits	552,775			349,339
Other liabilities	16,274			9,229
Total liabilities	2,015,725			1,152,644
Shareholders' Equity	380,378			114,838
Total Liabilities and Shareholders' Equity	$2,396,103			$1,267,482
Interest Spread (2)			3.61%			3.26%
Net Interest Margin (3)		$60,459	3.84%		$32,454	3.54%

(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. Total noninterest income was $8.52 million for the third quarter of 2017 compared to $8.69 million for the same period in 2016. Gains on the sale of loans originated by the Bank’s mortgage segment are the largest component of noninterest income. Gains on the sale of loans totaled $5.59 million for the quarter ended September 30, 2017, compared to $8.32 million for the same period of

2016. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended September 30, 2017, the Bank’s mortgage segment originated $107.71 million in mortgage and brokered loans, down from $168.77 million for the same period in 2016.

Total noninterest income was $23.41 million for the nine months ended September 30, 2017 compared to $24.68 million for the same period in 2016. Gains on the sale of loans totaled $14.99 million for the nine months ended September 30, 2017, compared to $19.42 million for the same period of 2016. During the nine months ended September 30, 2017, the Bank’s mortgage segment originated $319.16 million in mortgage and brokered loans, down from $429.42 million for the same period in 2016.

Noninterest Expense

Noninterest expense totaled $22.79 million for the three months ended September 30, 2017, compared to $12.17 million for the same period in 2016, an increase of $10.62 million. Salaries and employee benefits totaled $11.10 million for the three months ended September 30, 2017, compared to $8.21 million for the same period in 2016. Other operating expenses totaled $8.67 million for the three months ended September 30, 2017, compared to $3.19 million for the same period in 2016.

Noninterest expense totaled $61.21 million for the nine months ended September 30, 2017, compared to $35.60 million for the same period in 2016, an increase of $25.61 million. Salaries and employee benefits totaled $31.80 million for the nine months ended September 30, 2017, compared to $24.28 million for the same period in 2016. Other operating expenses totaled $23.59 million for the nine months ended September 30, 2017, compared to $9.04 million for the same period in 2016.

The table below provides the composition of other operating expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Merger related expenses	$1,012	$—	$6,747	$—
Data processing	77	263	1,226	669
Amortization	839	13	1,642	37
Business and franchise tax	515	238	985	717
FDIC insurance	387	168	1,248	475
Consulting fees	314	284	870	584
Advertising and promotional	211	142	548	541
Accounting and auditing	255	154	694	460
Investor fees	162	212	463	541
Telephone	256	94	519	281
Regulatory examinations	100	69	282	207
Stock option	107	83	310	251
Director fees	192	93	496	279
Credit report	106	77	292	199
Legal fees	158	47	285	117
Insurance	99	82	322	188
Publication and subscription	118	61	281	218
Disaster recovery	93	46	204	151
Office supplies-stationary print	136	52	288	149
FRB and bank analysis charges	87	43	179	123
Dues and memberships	38	20	109	67
Management fees	137	448	295	935
Verification fees	38	46	119	118
Travel	39	28	156	125
SBA guarantee fee	36	35	104	112
Early payoff	71	4	121	215
Business development and meals	21	23	79	83
Automotive	17	15	50	41
Appraisal fee	9	11	33	30
Courier	31	13	79	42
Common stock	6	40	57	81
Education and training	26	24	57	151
Bank paid closing costs	8	4	55	23
Postage	6	22	95	69
Goodwill impairment	1,491	—	1,491	—
Other	1,476	239	2,813	761
	$8,674	$3,193	$23,594	$9,040

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At September 30, 2017, overnight interest-bearing balances totaled $117.2 million and unpledged available-for-sale investment securities totaled approximately $39.66 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of September 30, 2017, the portfolio of CDARS deposits, Insured Cash Sweep (ICS) deposits, and wholesale time deposits totaled $157.91 million compared to $132.60 million at December 31, 2016, respectively.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At September 30, 2017, the Bank had a line of credit with the FHLB totaling $505.99 million and had outstanding $24.93 million in short-term borrowings, $60.0 million in long-term loans, and a $65.00 million public deposit letter of credit from the Commonwealth of Virginia Treasury Board. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of September 30, 2017, outstanding repurchase agreements totaled $54.60 million. The Bank also maintains federal funds lines of credit with its correspondent banks and, at September 30, 2017, these lines totaled $62.40 million and were available as an additional funding source.

The following table presents the composition of borrowings at September 30, 2017 and December 31, 2016 as well as the average balances for the nine months ended September 30, 2017 and the twelve months ended December 31, 2016.

Borrowed Funds Distribution
(In Thousands)	September 30, 2017	December 31, 2016
Borrowings:
FHLB short-term borrowings	$24,925	$129,000
Trust preferred debentures	3,863	—
Securities sold under agreements to repurchase and federal funds purchased	54,602	57,009
FHLB long-term borrowings	60,000	60,000
Total	$143,390	$246,009

	September 30, 2017	December 31, 2016
Borrowings - Average Balances:
FHLB short-term borrowings and subordinated debt	$70,063	$40,252
Securities sold under agreements to repurchase and federal funds purchased	46,209	16,038
FHLB long-term borrowings	73,040	68,525
Total	$189,312	$125,047

Average rate paid on all borrowed funds	0.96%	0.91%

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

Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at September 30, 2017 and December 31, 2016, assuming budgeted growth in the balance sheet. According to the model run for the nine month period ended September 30, 2017, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in a decrease in net interest income of 0.06%. Modeling for an immediate 100 basis point decrease in interest rates has been suspended due to the current rate environment. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Net Interest Income September 30, 2017	Hypothetical Percentage Change in Net Interest Income December 31, 2016
3.00%	(0.31)%	2.63%
2.00%	(0.15)%	1.80%
1.00%	(0.06)%	0.90%

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

As previously noted, we completed the acquisition of Middleburg on April 1, 2017. We have begun the process of analyzing Middleburg’s systems of disclosure controls and procedures and internal controls over financial reporting and integrating them within our framework of controls. In accordance with the SEC’s rules, we plan to complete this process by the first anniversary of the Middleburg acquisition. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the fiscal quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(In thousands, except for per share amounts)	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1, 2017 - July 31, 2017	—	$—	—	$768,781
August 1, 2017 - August 31, 2017	—	$—	—	$768,781
September 1, 2017 - September 30, 2017	—	$—	—	$768,781
Total	—	$—	—	$768,781
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

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
3.1.1
Articles of Amendment to Amended and Restated Articles of Incorporation of Access National Corporation (incorporated by reference to Exhibit 3.1.1 to Form 10-Q filed August 15, 2011 (file number 000-49929))

3.2
Amended and Restated Bylaws of Access National Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed October 24, 2007 (file number 000-49929))Certain instruments relating to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Access National Corporation's total assets have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.13
Employment Agreement, dated as of August 8, 2017 and effective April 1, 2017, by and between Access National Bank, Access National Corporation and Michael W. Clarke (incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 11, 2017)

10.14
Employment Agreement, dated as of August 8, 2017 and effective April 1, 2017, by and between Access National Bank, Access National Corporation and Robert C. Shoemaker (incorporated by reference to Exhibit 10.14 to Form 10-Q filed August 11, 2017)

10.15
Employment Agreement, dated as of August 8, 2017 and effective April 1, 2017, by and between Access National Bank and Dean F. Hackemer (incorporated by reference to Exhibit 10.15 to Form 10-Q filed August 11, 2017)

10.16
Employment Agreement, dated as of August 8, 2017 and effective April 1, 2017, by and between Access National Bank, Access National Corporation and Margaret M. Taylor (incorporated by reference to Exhibit 10.16 to Form 10-Q filed August 11, 2017)

10.2	Access National Corporation 2017 Equity Compensation Plan, effective October 26, 2017 (incorporated by reference to Exhibit 10.18 to Form 8-K filed November 1, 2017
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)
101
The following materials from Access National Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL), filed herewith:  (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

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

ACCESS NATIONAL CORPORATION
(Registrant)
Date:	November 9, 2017	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2017	/s/ Margaret M. Taylor
Margaret M. Taylor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)