Form 10-K
period 2017-12-31
ACCESS NATIONAL CORP
filed 2018-04-05
CIK 1176316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Title of each class) None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
The aggregate market value of the registrant’s common voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $382,240,529.
As of April 2, 2018 there were 20,696,696 shares of Common Stock, par value $0.835 per share, of Access National Corporation issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Corporation’s Annual Meeting of Shareholders scheduled to be held on May 24, 2018, are incorporated by reference in Part III of this Form 10-K.

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

ITEM 1 – BUSINESS

Access National Corporation (the “Corporation” or “Access” or "ANC") was organized June 15, 2002 under the laws of Virginia to operate as a bank holding company.  The Corporation has three active wholly owned subsidiaries:  Access National Bank (the “Bank”, "Access Bank" or “ANB”), Middleburg Investment Group ("MIG"), and MFC Capital Trust II. Effective June 15, 2002, pursuant to an Agreement and Plan of Reorganization dated April 18, 2002 between the Corporation and the Bank, the Corporation acquired all of the outstanding stock of the Bank in a statutory share exchange transaction.

The Bank is one of two operating businesses of the Corporation. The Bank provides credit, deposit, mortgage services and wealth management services to middle market commercial businesses and associated professionals, primarily in the greater Washington, D.C. Metropolitan Area. The Bank was organized under federal law in 1999 as a national banking association to engage in a general banking business to serve the communities in and around Northern Virginia. Deposits with the Bank are insured to the maximum amount provided by the Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a comprehensive range of financial services and products and specializes in providing customized financial services to small and medium sized businesses, professionals, and associated individuals. The Bank provides its customers with personal customized service utilizing the latest technology and delivery channels. The various operating and non-operating entities that support the Corporation’s business directly and indirectly are listed below:

ENTITY / ACTIVITY	PARENT COMPANY / SOLE MEMBER	YEAR ORGANIZED
Access National Corporation	N/A	2002

A Virginia corporation with common stock listed on the NASDAQ Global Market, and serves as the Bank’s holding company. The bank holding company is subject to regulatory oversight by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Its primary purpose is to hold the common stock of the commercial bank subsidiary and support related capital activities.

MFC Capital Trust II	ANC	2003

MFC Capital Trust II was formed in 2003 for the purpose of issuing redeemable capital securities and acquired by Access on April 1, 2017 in its merger with Middleburg Financial Corporation ("Middleburg").

Access National Bank	ANC	1999

The Bank is the primary operating entity holding a national bank charter issued under the laws of the United States. Its principal activities are subject to regulation by the Office of the Comptroller of the Currency (the “Comptroller”). The Bank’s primary business is serving the credit, depository and cash management needs of businesses and associated professionals. Deposits of the Bank are insured by the FDIC.

Middleburg Investment Group	ANC	2005

MIG is a non-bank holding company that was formed in 2005 and acquired by Access on April 1, 2017 in its merger with Middleburg. It has one wholly-owned subsidiary, Middleburg Trust Company.

Middleburg Trust Company	MIG	1994

Middleburg Trust Company was formed in 1994 and acquired by Access on April 1, 2017 in its merger with Middleburg. Middleburg Trust Company is chartered under Virginia law and provides trust services to high net worth individuals, businesses and institutions.

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

Accounts Receivable Lines of Credit
Accounts Receivable Collection Accounts
Growth Capital Term Loans
Business Acquisition Financing
Partner Buyout Funding
Debt Re-financing
Franchise Financing
Equipment Financing
Commercial Mortgages
Commercial Construction Loans
SBA Preferred Lender Loans

Online Banking
Checking Accounts
Money Market Accounts
Sweep Accounts
Zero Balance Accounts
Overnight Investments
Certificates of Deposit
Business Debit Cards
Lockbox Payment Processing
Payroll Services
Employer Sponsored Retirement Plans

Personal Checking Accounts
Savings / Money Market Accounts
Certificates of Deposit
Residential Mortgage Loans
Asset Secured Loans
Loans for Business Investment
Construction Loans
Lot & Land Loans
Investment Management
Financial Planning
Retirement Account Services
Qualified Plans

Bank revenues are derived from interest and fees received in connection with loans, deposits, and investments. Major expenses of the Bank consist of personnel, interest paid on deposits and borrowings, and other operating expenses. Revenues from the Mortgage Division consist primarily of gains from the sale of loans and loan origination fees. Major expenses of the Mortgage Division consist of personnel, investor fees, and other operating expenses. Revenue generated by the Bank (excluding the Mortgage Division) totaled $101.0 million in 2017. The Mortgage Division contributed $20.8 million; others contributed $7.5 million prior to inter-company eliminations.

The economy, interest rates, monetary and fiscal policies of the federal government, and regulatory policies have a significant influence on the Corporation, the Bank, the Mortgage Division, Middleburg Trust Company, ACM, and the banking industry as a whole. The economy shows continued signs of improvement with the national unemployment rate dropping from 4.7% in December 2016 to 4.1% in December 2017. In December 2017, the federal funds rate increased from 1.25% to 1.50%, the fifth increase in federal funds rates since December 2008 and the third increase during 2017. In March 2018, the Federal Open Market Committee (“FOMC”) announced an additional 0.25% rate hike bringing the federal funds rate to 1.75%. This decision was based on strengthening in the labor market and continued increases in economic activity. Even with these rate hikes, the continued low rate environment will continue to stress net interest margins as competition in the banking industry tightens.

The Bank operates from fifteen banking centers located in Virginia: Chantilly, Tysons, Reston, Leesburg (two locations), Manassas, Arlington, Alexandria, Ashburn, Gainesville, Marshall, Middleburg, Purcellville, Richmond and Warrenton and online at www.accessnationalbank.com.

The Mortgage Division specializes in the origination of conforming and government insured residential mortgages to individuals in the greater Washington, D.C. Metropolitan Area, the surrounding areas of its branch locations, outside of its local markets via direct mail solicitation, and otherwise. The Mortgage Division has established offices throughout Virginia; in Fairfax, Reston, Roanoke, and McLean. Offices outside the state of Virginia include Carmel and Fort Wayne in Indiana, Nashville in Tennessee, Hagerstown in Maryland, Atlanta in Georgia, and Independence in Ohio.

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

	Loan Origination By State Year Ended December 31,
	2017	2016	2015
COLORADO (production branch closed April 2013)	Not Reported	Not Reported	1.06%
FLORIDA (production branch closed January 2016)	1.98%	2.63%	8.03%
GEORGIA	16.65%	13.44%	11.61%
INDIANA	9.16%	17.39%	22.56%
MARYLAND	7.37%	9.66%	10.06%
MINNESOTA (production branch opened December 2015 and closed June 2016)	Not Reported	3.10%	0.42%
OHIO (production branch opened in May 2017)	0.97%	NA	NA
TENNESSEE	9.03%	9.65%	8.93%
TEXAS (production branch closed January 2013)	Not Reported	Not Reported	0.72%
VIRGINIA	34.97%	25.75%	23.83%
	80.13%	81.62%	87.22%
Other States	19.87%	18.38%	12.78%
	100.00%	100.00%	100.00%

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

We expect to grow our Bank by continuing to hire and train our own skilled personnel. We provide a sound infrastructure that facilitates the success of businesses, their owners and key personnel, not only today but tomorrow and on into the ensuing decades. Growth by acquisition will be considered carefully as was done with the merger with Middleburg.

Merger with Middleburg Financial Corporation

On April 1, 2017, the Corporation completed its merger with Middleburg, and its wholly-owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc. The merger was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of October 21, 2016, between Access and Middleburg, and a related Plan of Merger (together, the "Merger Agreement"). At December 31, 2016, Middleburg had total assets of $1.27 billion, gross loans of $860.1 million, and total deposits of $1.05 billion. Pursuant to the Merger Agreement, holders of shares of Middleburg common stock had a right to receive 1.3314 shares of the Corporation’s common stock for each share of Middleburg common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares. Each option to purchase shares of Middleburg common stock granted under a Middleburg equity-based compensation plan that was outstanding immediately prior to the effective date of the merger was cancelled for a cash payment equal to the product of (i) the difference between the closing sale price of Middleburg common stock on the trading day immediately preceding the effective date of the merger and the per share exercise price of the stock option, and (ii) the number of shares of Middleburg common stock subject to such stock option. Each restricted share of Middleburg common stock granted under a Middleburg equity compensation plan that was outstanding immediately prior to the effective date of the merger was, pursuant to the terms of each such grant, vested in full immediately prior to the effective date of the merger and converted into unrestricted shares of the Corporation’s common stock based on the exchange ratio. Each share of the Corporation's common stock outstanding immediately prior to the Merger remained outstanding and was unaffected by the Merger.

Shortly after the effective time of the merger, Middleburg Bank, Middleburg’s wholly-owned bank subsidiary, merged with and into Access Bank with Access Bank surviving. Data/office integrations were completed on schedule as of August 4, 2017.

This description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was included as Exhibit 2.1 to the Form 8-K filed October 25, 2016 and incorporated by reference herein.

Lending Activities

The Bank’s lending activities involve commercial real estate loans both owner occupied and non-owner occupied, residential real estate loans, commercial loans, commercial and real estate construction loans, home equity loans, and consumer loans. These lending activities provide access to credit to small and medium sized businesses, professionals, and consumers in the greater Washington, D.C. Metropolitan and Richmond areas. Loans originated by the Bank are classified as loans held for investment. The Mortgage Division originates residential mortgages and home equity loans that are held on average fifteen to forty-five days pending their sale primarily to mortgage banking subsidiaries of large financial institutions. The Bank is also approved to sell loans directly to Fannie Mae and Freddie Mac and is able to securitize loans that are insured by the Federal Housing Administration. In the past, when the Mortgage Division was a separate subsidiary of the Bank, the Bank would, in certain circumstances, purchase adjustable rate mortgage loans in the Bank’s market area directly from the Mortgage Corporation to supplement loan growth in the Bank’s portfolio. The Bank did not purchase any loans originated by the Mortgage Division for said purpose in 2017 but may retain additional loans in the future if management believes doing so would assist in achieving the Corporation’s strategic goals. Loans held in the Bank’s portfolio at December 31, 2017 resulting from the Mortgage Division’s inability to sell the loan to a third party totaled $3.58 million. Each of our principal loan types are described below.

At December 31, 2017 loans held for investment totaled $1.98 billion compared to $1.05 billion at year end 2016. The Bank experienced growth in all loan categories reflecting continued improvement in local economic conditions.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan, in general, the Bank’s lending limit to any one borrower is equal to 15% of the Bank’s capital and surplus. The Bank has established relationships with correspondent banks to participate in loans when loan amounts exceed the Bank’s legal lending limits or internal lending policies. The Bank’s primary regulator will allow lending relationships to any one borrower to exceed the 15% threshold if the amount greater than 15% is fully secured by cash or readily marketable securities. At December 31, 2017 unsecured loans were comprised of $107.1 million in commercial loans of which $94.0 million of these loans pertained to SBA guaranteed loans and approximately $3.6 million in consumer loans and collectively equal approximately 5.59% of the loans held for investment portfolio.

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

The Bank does not currently hold any pay option adjustable rate mortgages, loans with teaser rates, subprime loans, Alt A loans or any other loans considered to be “high-risk loans” in its loans held for investment portfolio, and did not during 2017, 2016, or 2015. The Mortgage Division does not currently originate any subprime loans or Alt A loans, did not originate such loans in 2017, 2016, or 2015, and does not expect to offer these programs in the future.

Loan Portfolio – Loans Held for Investment.  The following outlines the composition of loans held for investment.

Commercial Real Estate Loans-Owner Occupied: Loans in this category represent 23.60% of our loan portfolio held for investment, as of December 31, 2017. This category represents loans supporting an owner occupied commercial property. Repayment is dependent upon the cash flows generated by operation of the commercial property. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans-Non-Owner Occupied: Also known as Commercial Real Estate Loans-Income Producing. Loans in this category represent 22.04% of our loan portfolio held for investment, as of December 31, 2017. This category includes loans secured by commercial property that is leased to third parties and loans to non-profit organizations such as churches and schools. Also included in this category are loans secured by farmland and multifamily properties. Repayment is dependent upon the cash flows generated from rents or by the non-profit organization. Loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan to value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Residential Real Estate Loans: This category includes loans secured by first or second mortgages on one to four family residential properties, generally extended to existing consumers of other Bank products, and represents 24.74% of the loan portfolio, as of December 31, 2017. Of this amount, the following sub-categories exist as a percentage of the whole Residential Real Estate Loan portfolio: Home Equity Lines of Credit 16.4%; First Trust Mortgage Loans 79.2%; Loans Secured by a Junior Trust 4.4%.

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

Commercial Loans: Commercial Loans represent 23.43% of our loan portfolio held for investment as of December 31, 2017. These loans are to businesses or individuals within our target market for business purposes. Typically the loan proceeds are used to support working capital and the acquisition of fixed assets of an operating business. These loans are underwritten based upon our assessment of the obligor’s(s’) ability to generate operating cash flow in the future necessary to repay the loan. To address the risks associated with the uncertainties of future cash flow, these loans are generally well secured by assets owned by the business or its principal shareholders and the principal shareholders are typically required to guarantee the loan.

Real Estate Construction Loans: Real Estate Construction Loans, also known as construction and land development loans, comprise 4.93% of our held for investment loan portfolio as of December 31, 2017. These loans generally fall into one of four circumstances: loans to construct owner occupied commercial buildings, loans to individuals that are ultimately used to acquire property and construct an owner occupied residence, loans to builders for the purpose of acquiring property and constructing homes for sale to consumers, and loans to developers for the purpose of acquiring land that is developed into finished lots for the ultimate construction of residential or commercial buildings. Loans of these types are generally secured by the subject property within limits established by the Board of Directors based upon an assessment of market conditions and up-dated from time to time. The loans typically carry recourse to principal borrowers. In addition to the repayment risk associated with loans to individuals and businesses, loans in this category carry construction completion risk. To address this additional risk, loans of this type are subject to additional administrative procedures designed to verify and ensure progress of the project in accordance with allocated funding, project specifications, and time frames.

Consumer Loans: Consumer Loans make up approximately 1.26% of our loan portfolio as of December 31, 2017. Most loans are well secured with assets other than real estate, such as marketable securities or automobiles. Very few loans are unsecured. As a matter of operation, management discourages unsecured lending. Loans in this category are underwritten to standards within a traditional consumer framework that is periodically reviewed and updated by our management and Board of Directors: repayment source and capacity, collateral value, credit history, savings pattern, and stability.

Loans Held for Sale (“LHFS”). Loans in this category are originated by the Mortgage Division and comprised of residential mortgage loans extended to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loan. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans and servicing are sold concurrently. The LHFS loans are closed in our name and carried on our books until the loan is delivered to and purchased by an investor, generally within fifteen to forty-five days. In 2017, we originated $433 million of loans processed in this manner, down from $545 million in 2016. At December 31, 2017 loans held for sale totaled $32.0 million compared to $35.7 million at year end 2016. The amount of loans held for sale outstanding at the end of any given month fluctuates with the volume of loans closed during the month and the timing of loans purchased by investors.

Deposits

Deposits are the primary source of funding loan growth. At December 31, 2017 deposits totaled $2.23 billion compared to $1.05 billion at December 31, 2016.

Market Area

The Corporation, the Bank, the Mortgage Division, and ACM are headquartered in Fairfax County and primarily serve the Northern Virginia region and the Greater Washington, D.C. Metropolitan Area while Middleburg Trust Company is headquartered in Richmond, Virginia and services the Richmond and Northern Virginia regions. We believe that the economic conditions in Fairfax County provide a reasonable proxy for economic conditions across our primary market, the greater Washington, D.C. Metropolitan Area. Fairfax County is a diverse and thriving urban county. The most recent census figures reported by the U.S. Census Bureau show the county at 1,148,433 making it the most populous jurisdiction in the Commonwealth of Virginia, with about 13.5% of Virginia's population. The proximity to Washington, D.C. and the influence of the federal government and its spending provides somewhat of a recession shelter for the area. The Fairfax County government provides the following information about current economic conditions and trends in Fairfax County.

During 2017, the average home sales price in Fairfax County was $568 thousand compared to $544 thousand in 2016, an increase of 4.3%. Home sales volume increased 4% for Fairfax County when comparing 2016 figures to 2017. Home sale values in the Washington D.C. area rose 2.8% during 2017 when compared to the same period as reported by Standard & Poor’s Case-Shiller Home Price Indices.

The Federal Reserve Board’s Fifth District – Richmond March 2018 snapshot report stated Virginia’s economic figures were somewhat positive in recent months as the unemployment rate held steady and the housing market generally expanded despite payroll employment falling slightly. Overall vacancy rates in Northern Virginia improved by 10 basis points in 2017 when compared to the same period in 2016 but still remained above the10-year annual average of 13.5%.

At December 31, 2017 and 2016, the Bank had approximately $436.1 million and $184.7 million, respectively, in non-owner occupied income producing commercial real estate loans. The properties securing these loans are generally small office buildings and industrial properties located in our trade area with less than ten tenants. Income producing property loans are underwritten with personal and business guarantees that provide secondary sources of repayment and mitigate market risk factors.

The unemployment rate for Fairfax County was 2.6% in December 2017 compared to 3.3% for the state of Virginia and 4.1% for the nation. Median household income in Fairfax County was $114,329 compared to Virginia at $66,149.

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

Employees

At December 31, 2017 the Corporation had 415 employees, 270 of whom were employed by the Bank (excluding the Mortgage Division), 115 of whom were employed by the Mortgage Division, and 34 of whom were employed by the Wealth Management subsidiaries. None of the employees of the Corporation are subject to a collective bargaining agreement. Management considers employee relations to be good.

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

General. The financial crisis of 2008, the threat of collapse of numerous financial institutions, and other recent events led to the adoption of numerous new laws and regulations that apply to and focus on financial institutions. The most significant of these laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) which was adopted on July 21, 2010 and, in part, was intended to implement significant structural reforms to the financial services industry. The Dodd-Frank Act is discussed in more detail below.

The Corporation continues to experience an environment of constant regulatory reform. These regulatory changes could have a significant impact on how the Corporation conducts its business. The specific implications of these new laws and regulations cannot yet be fully predicted and will depend to a large extent on the specific regulations that are adopted in the future.

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

The regulations of the FDIC, the Comptroller, and Federal Reserve Board govern most aspects of the Corporation’s banking business, including deposit reserve requirements, investments, loans, certain check clearing activities, issuance of securities, payment of dividends, branching, deposit interest rate ceilings, and numerous other matters. The Federal Reserve Board, the Comptroller and the FDIC have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies. These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit system, information systems and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, corporate governance, asset growth, asset quality, earnings, liquidity and risk management.

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

The Dodd-Frank Act.    The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have affected all bank holding companies and banks, including the Corporation and the Bank. Provisions of the Dodd-Frank Act that significantly affect the business of the Corporation and the Bank include the following:

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
In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, reform and simplification of certain Volcker Rule requirements, and raising the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Dividends. There are both federal and state regulatory restrictions on dividend payments by both the Bank and the Corporation that may affect the Corporation’s ability to pay dividends on its common stock. As a bank holding company, the Corporation is a separate legal entity from the Bank. Virtually all of the Corporation’s income results from dividends paid to the Corporation by the Bank. The amount of dividends that may be paid by the Bank depends upon the Bank’s net income and capital position and is limited by federal and state law, regulations, and policies. In addition to specific regulations governing the permissibility of dividends, the Federal Reserve Board and the Comptroller are generally authorized to prohibit payment of dividends if they determine that the payment of dividends by the Corporation or the Bank, respectively, would be an unsafe and unsound banking practice. The Corporation began paying dividends in February 2006 and, as of March 30, 2018, meets all regulatory requirements to continue doing so. The Corporation declared and paid dividends totaling $9.36 million in 2017 discussed in more detail under “Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

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

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2017, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 40 basis points, with rates of 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the reserve ratio from 1.15 percent to 1.35 percent – which requirement was met by rules adopted by the FDIC during 2016. On June 30, 2016 the designated reserve ratio rose to 1.17 percent, which triggered three major changes to deposit insurance assessment rates beginning for the third quarter of 2016: (i) the range of initial assessment rates for all institutions declined from 5 to 35 basis points to 3 to 30 basis points (which are included in the total base assessment rates in the above paragraph); (ii) surcharges equal to an annual rate of 4.5 basis points began for insured depository institutions with total consolidated assets of $10 billion or more; and (iii) the revised assessment method described above was implemented. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. At June 30, 2017, the reserve ratio was 1.24 percent. The FDIC has adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

Confidentiality and Required Disclosures of Financial Information. The Corporation is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain other regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure. In 2016, the CFPB proposed rules that provide an exception to the requirement to deliver an annual privacy notice if a financial institution only provides nonpublic personal information to unaffiliated third parties under limited exceptions under the Gramm-Leach-Bliley Act and related regulations, and has not changed its policies and practices regarding disclosure of nonpublic personal financial information from those disclosed in the most recent privacy notice provided to the customer. The comment period for these proposed rules has closed, and a final rule has not been published.

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

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Corporation or the Bank fails to meet the expectations set forth in this regulatory guidance, the Corporation or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Corporation or the Bank.

In October 2016, the federal banking agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal banking agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of smaller financial institutions, such as the Corporation and the Bank.

Middleburg Trust Company. Middleburg Trust Company is subject to supervision and regulation by the Virginia State Corporation Commission’s Bureau of Financial Institutions and the Federal Reserve Board.

State and federal regulators have substantial discretion and latitude in the exercise of their supervisory and regulatory authority over Middleburg Trust Company, including the statutory authority to promulgate regulations affecting the conduct of its business and operations of Middleburg Trust Company. They also have the ability to exercise substantial remedial powers with respect to Middleburg Trust Company in the event that it determines that Middleburg Trust Company is not in compliance with applicable laws, orders or regulations governing its operations, is operating in an unsafe or unsound manner, or is engaging in any irregular practices.

Tax Reform. On December 22, 2017, the President of the United States signed into law the Tax Cut and Jobs Act of 2017 (the "Tax Reform Act"). The legislation made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Corporation revalued its ending net deferred tax assets at December 31, 2017 and recognized a provisional $3.5 million tax expense in the Corporation’s consolidated statement of income for the year ended December 31, 2017. We are still analyzing certain aspects of the new law and refining our calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

A “publicly held corporation,” such as the Corporation, is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Reform Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees will now be limited.

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
Changes in interest rates, particularly by the Board of Governors of the Federal Reserve Board, which implements national monetary policy in order to mitigate recessionary and inflationary pressures, also affect the value of our loans. In setting its policy, the Federal Reserve Board may utilize techniques such as: (i) engaging in open market transactions in United States government securities; (ii) setting the discount rate on member bank borrowings; and (iii) determining reserve requirements. These techniques may have an adverse effect on our deposit levels, net interest margin, loan demand or our business and operations. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations. In December 2017, the federal funds rate increased from 1.25% to 1.50%, the fifth increase in federal funds rates since December 2008 and the third increase during 2017. In March 2018, the Federal Open Market Committee (“FOMC”) announced an additional 0.25% rate hike bringing the federal funds rate to 1.75% and projecting another two rate hikes remaining for 2018. This decision was based on strengthening in the labor market and continued increases in economic activity. Even with this rate hike, the continued low rate environment will continue to stress net interest margins as competition in the banking industry tightens.

At December 31, 2017 approximately 48% of the loans held for investment were variable rate loans. A majority of these loans are based on the prime rate and will adjust upwards as the prime rate increases. While the variable rate structure on these loans reduces interest rate risk for the Bank, increases in rates may cause the borrower’s required payment to increase which, in turn, may increase the risk of payment default.

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
In addition to assessing the financial strength and cash flow characteristics of each of our borrowers, the Bank often secures loans with real estate collateral. At December 31, 2017, approximately 75% of our Bank’s loans held for investment have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our net income and capital could be adversely affected.

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

The merger with Middleburg could result in a decline in shareholder value for the following reasons:

•	If Access and Middleburg do not successfully integrate, the combined company may not realize the expected benefits from the merger.

Integration in connection with a merger is sometimes difficult, and there is a risk that integrating Access and Middleburg may take more time and resources than we expect. Access’s ability to integrate Middleburg and its future success depend in large part on the ability of members of its board of directors and executive officers to work together effectively. Access is governed by a board of directors comprised of 12 directors, of which seven are legacy directors of Access and the following five are legacy directors of Middleburg: John C. Lee, IV, Childs F. Burden, Gary D. LeClair, Mary Leigh McDaniel, and Janet A. Neuharth. John C. Lee, IV, serves as chairman of Access’s board of directors; Michael G. Anzilotti, serves as vice chairman of Access’s board; and the Executive Committee of the Corporation's Board of Directors are Mr. Anzilotti, Martin S. Friedman, Michael W. Clarke, and Mr. Lee, IV. The executive officers of Access remained in their current positions as executive officers of Access after the merger, and Jeffrey H. Culver also serves as Executive Vice President and Chief Operating Officer. Disagreements among board members and executive management could arise in connection with integration issues, strategic considerations and other matters. As a result, there is a risk that Access’s board of directors and executive officers may not be able to operate effectively, which would affect adversely Access’s ability to integrate the operations of Access and Middleburg successfully and Access’s future operating results.

•	Access may not be able to effectively integrate the operations of Middleburg Bank into Access National Bank.

The future operating performance of Access and Access National Bank will depend, in part, on the success of the merger of Middleburg Bank and Access National Bank. Middleburg Bank has been merged with and into Access National Bank with Access National Bank surviving. Since the merger of Access and Middleburg, each director of Access, in addition to Mark Moore, President of Access National Bank, is serving as a director of Access National Bank and as a director of Middleburg Bank, and executive officers of Access National Bank will continue serving in their current positions as officers of Access National Bank. Since the merger of Access and Middleburg, Mr. Culver serves as an officer of Access National Bank as Executive Vice President and Chief Operating Officer, and all executive officers of Access National Bank will serve in substantially similar positions as officers of Middleburg Bank. The success of the merger of the banks will, in turn, depend on a number of factors, including Access’s ability to: (i) integrate the operations and branches of Middleburg Bank and Access National Bank; (ii) retain the deposits and customers of Middleburg Bank and Access National Bank; (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of Middleburg Bank into the operations of Access National Bank, as well as reducing overlapping bank personnel. The integration of Middleburg Bank and Access National Bank following the subsidiary bank merger will require the dedication of the time and resources of the banks’ management and may temporarily distract managements’ attention from the day-to-day business of the banks. If Access National Bank is unable to successfully integrate Middleburg Bank, Access National Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

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

We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of our clients relative to their financial obligations with us. The amount of future losses, however, is susceptible to changes in borrowers’ circumstances and economic and other market conditions, including changes in interest rates and collateral values that are beyond our control, and these future losses may exceed our current estimates. Our allowance for loan losses at December 31, 2017 was $15.8 million. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or guarantee that our allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance and reduce our net income and capital.

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

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2017, we had $185.2 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates, or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future writedown of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2017, our chairman of the board, executive officers and directors and one other principal shareholder collectively beneficially owned approximately 27.5% of the outstanding shares of our common stock. Our executive officers and directors collectively beneficially owned approximately 14.4% of our common stock and one other individual shareholder has declared beneficial ownership of an additional 13.1% of our common stock. This concentration of ownership may allow our directors, acting in their role as substantial shareholders, to exert a major influence over the election of their nominees as directors, especially if voting together with our officers and other significant shareholders. Our directors, officers, and major shareholders could exercise similar influence over other corporate actions that require a shareholder vote, including change in control transactions.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to report on our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission (the "SEC") or NASDAQ. Any such action could adversely affect our financial results and the market price of our common stock and may also result in delayed filings with the SEC.

On April 4, 2018, BDO USA, LLP ("BDO"), our independent registered public accounting firm, issued its report regarding the Corporation's internal control over financial reporting as of December 31, 2017, and expressed an adverse opinion on the effectiveness of the Corporation's internal control due to a control deficiency that existed related to the controls surrounding the general ledger account reconciliations to timely identify and account for stale-dated and other uncollectable reconciling items that began as of the Corporation's core platform conversion with Middleburg Financial Corporation on August 4, 2017, and continued through December 31, 2017, resulting in a material weakness.  Completion of the general ledger account reconciliations covering the period noted did not result in any material misstatements in our consolidated financial statements. Management has put into place a remediation process which is further described in Item 9A herein and which will begin in the second quarter of 2018. If the remediation efforts do not operate effectively or if we are unsuccessful in implementing or following our remediation efforts, this may result in untimely or inaccurate reporting of our financial results.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Bank leases offices that are used in the normal course of business. The principal executive office of the Corporation, Bank, Access Real Estate, ACM and Mortgage Division is owned by Access Real Estate, a subsidiary of the Bank, and is located at 1800 Robert Fulton Drive, Reston, Virginia. The Bank also owns bank branches in Middleburg, Purcellville, Leesburg, Marshall, and Richmond, Virginia. The Bank leases offices in Chantilly, Tysons , Leesburg, Manassas, Ashburn, Warrenton, Gainesville, Alexandria, and Arlington, Virginia. The Mortgage Division leases offices in Fairfax, McLean, and Reston in Virginia as well as Hagerstown, Maryland. The Mortgage Division also leases offices in Indiana, Georgia, Ohio and Tennessee. All of the Mortgage Division’s leases are month to month leases and can be terminated with thirty days notice. Access Real Estate had owned an undeveloped commercial lot in Fredericksburg that was purchased for future expansion of the Bank.

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

	2017			2016
	High	Low	Dividends	High	Low	Dividends
First Quarter	$29.53	$25.42	$0.15	$20.41	$16.26	$0.15
Second Quarter	30.00	25.28	0.15	21.24	18.11	0.15
Third Quarter	28.40	24.42	0.15	23.97	18.75	0.15
Fourth Quarter	$29.82	$26.86	$0.15	$28.91	$22.73	$0.15

As of April 2, 2018, the Corporation had 20,696,696 outstanding shares of Common Stock, par value $0.835 per share, held by approximately 825 registered shareholders of record and the price for the Corporation’s common stock on the NASDAQ Global Market was $27.11. Included in the above shares numbers are 37,722 shares of unregistered, restricted stock issued since 2014.

The Corporation paid its forty-ninth consecutive quarterly cash dividend on February 23, 2018 to shareholders of record as of February 12, 2018. Payment of dividends is at the discretion of the Corporation’s Board of Directors, and is also subject to various federal and state regulatory limitations. Future dividends are dependent upon the overall performance and capital requirements of the Corporation. See “Item 1 - Business Supervision and Regulation - Dividends" for a discussion of regulatory requirements related to dividends.

The Corporation’s dividend strategy is to pay routine quarterly dividends equal to 40% to 50% of core earnings, provided a minimum tangible common equity ratio of 8.00% is maintained. Special dividends are excluded from this target. Special dividends may be considered when the tangible common equity to asset ratio exceeds 10.50%.

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2017

The following table details the Corporation’s purchases of its common stock during the fourth quarter pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the Share Repurchase Program was increased from 2,500,000 to 3,500,000 shares. The Share Repurchase Program does not have an expiration date.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that may yet be Purchased Under the Plan
October 1, 2017 - October 31, 2017	—	$—	—	768,781
November 1, 2017 - November 30, 2017	—	—	—	768,781
December 1, 2017 - December 31, 2017	—	—	—	768,781
	—	$—	—	768,781

Stock Performance

The following graph compares the Corporation’s cumulative total shareholder return on its common stock for the five year period ended December 31, 2017 with the cumulative return of a broad equity market index and the Standard & Poor’s 500 Index (“S&P 500 Index”). This presentation assumes $100 was invested in shares of the Corporation and each of the indices on December 31, 2012, and that dividends, if any, were immediately reinvested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals from December 31, 2012 through December 31, 2017.

Access National Corporation

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Access National Corporation	100.00	123.73	147.55	183.90	256.81	263.29
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
SNL Bank Index	100.00	137.30	153.48	156.10	197.23	232.91

ITEM 6 – SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from the Corporation’s audited financial statements for the five years ended December 31, 2017. This information should be read in conjunction with the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto.

	Selected Financial Data Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except for Share and Per Share Data)
Income Statement Data:
Net interest income	$84,372	$43,711	$39,547	$35,228	$32,164
Provision for loan losses	6,919	2,120	150.00	—	675
Noninterest income	32,092	31,803	26,065	19,300	28,150
Noninterest expense	81,068	47,790	41,866	33,018	39,198
Income taxes	11,977	9,200	8,177	7,585	7,234
Net Income	$16,500	$16,404	$15,419	$13,925	$13,207
Per Share Data:
Earnings per share
Basic	0.92	1.55	1.46	1.33	1.28
Diluted	0.92	1.54	1.46	1.33	1.27
Cash dividends paid (1)	0.60	0.60	0.95	0.50	1.11
Book value at period end	20.53	11.33	10.35	9.45	8.79
Tangible book value at period end (2)	11.52	11.16	10.17	9.30	8.79
Balance Sheet Data:
Total assets	$2,873,894	$1,430,708	$1,178,548	$1,052,880	$847,182
Loans held for sale	31,999	35,676	44,135	45,026	24,353
Loans held for investment	1,978,909	1,049,698	887,478	776,603	687,055
Total investment securities	423,167	203,290	174,449	139,389	92,829
Total deposits	2,234,148	1,054,327	913,744	755,443	572,972
Shareholders' equity	$421,624	$120,530	$109,138	$98,904	$91,134
Average shares outstanding, basic	17,988,670	10,586,394	10,513,008	10,424,067	10,319,802
Average shares outstanding, diluted	18,076,304	10,677,561	10,581,871	10,466,841	10,403,155
Performance Ratios:
Return on average assets	0.67%	1.27%	1.39%	1.45%	1.55%
Return on average equity	5.03%	14.11%	14.83%	14.47%	14.00%
Dividend payout ratio (3)	56.70%	38.71%	41.10%	63.91%	86.72%
Equity to assets ratio	14.67%	8.42%	9.34%	10.04%	11.04%
Tangible equity to tangible assets ratio (2)	8.79%	8.31%	9.12%	9.27%	11.04%
Net interest margin (4)	3.81%	3.52%	3.68%	3.80%	3.85%
Efficiency Ratios:
Access National Bank	55.72%	49.59%	50.41%	48.96%	49.50%
Access National Mortgage Division	78.40%	72.79%	78.08%	67.57%	79.79%
Access National Corporation	69.61%	63.53%	63.81%	60.55%	64.99%
Asset Quality Ratios:
Allowance to period end loans	0.80%	1.53%	1.53%	1.73%	1.91%
Allowance to non-performing loans	341.65%	231.26%	182.86%	826.08%	518.19%
Net charge-offs to average loans	0.42%	(0.03)%	—%	(0.04)%	0.01%

(1) Cash dividends paid includes the $0.35 special dividend declared at December 31, 2014 and paid in January 2015.
(2) Non-GAAP; please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures.”
(3) Adjusted for the special dividend payment of $0.35 declared in 2014 but paid in 2015.
(4) Net interest income divided by total average earning assets.

Table continued on next page

ITEM 6 – SELECTED FINANCIAL DATA continued

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except for Share and Per Share Data)
Average Balance Sheet Data:
Total assets	$2,453,894	$1,288,582	$1,112,470	$958,067	$854,572
Investment securities	362,614	189,585	156,010	128,446	97,260
Loans held for sale	27,881	47,060	42,076	31,288	42,667
Loans held for investment	1,704,040	939,837	824,288	721,863	648,744
Allowance for loan losses	15,004	14,079	13,456	13,221	12,924
Total deposits	1,922,249	1,021,623	866,695	715,385	678,531
Junior subordinated debentures	2,692	—	—	—	3,135
Total shareholders' equity	327,738	116,296	103,948	96,227	94,352
Capital Ratios:
Tier 1 risk-based capital	11.46%	10.25%	11.14%	11.16%	12.05%
Common equity tier 1 capital	11.46%	10.25%	11.14%	Not Reported
Total risk-based capital	12.25%	11.51%	12.39%	12.41%	13.30%
Leverage capital ratio	8.48%	8.90%	9.34%	9.70%	10.93%
Common equity ratio	14.67%	8.42%	9.26%	9.39%	10.76%
Tangible common equity ratio (2)	8.79%	8.31%	9.12%	9.25%	10.76%

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide an overview of the significant factors affecting the Corporation and its subsidiaries financial condition at December 31, 2017 and 2016 and the results of operations for the years ended December 31, 2017, 2016, and 2015. The consolidated financial statements and accompanying notes should be read in conjunction with this discussion and analysis.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K may contain forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; stagnation, continued challenging conditions or deterioration in general business and economic conditions and in the financial markets; mergers and acquisitions, including the degree of success in integrating operations following the Corporation’s merger with Middleburg such as potential deposit attrition, higher than expected costs, the effect on earnings of integrating our legacy wealth services operations into those of Middleburg, and the inability to recognize cost savings or revenues; customer loss and business disruption associated with the integration of Middleburg, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration-related matters; the impact of any law, regulations, policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; the impact of the Tax

Reform Act, including, but not limited to the effect of the lower corporate tax rate, including on the valuation of the Corporation’s tax assets and liabilities; any future refinements to the Corporation’s preliminary analysis of the impact of the Tax Reform Act on the Corporation; changes in the effect of the Tax Reform Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the Federal Reserve Board; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the effect of goodwill impairment on net income; technological risks and developments and cyber-attacks and events; the liquidity of the Corporation and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made. For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward-looking statements, please see “Item 1A – Risk Factors” herein.

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

Other Than Temporary Impairment of Investment Securities

Securities in the Corporation’s investment portfolio are classified as either held-to-maturity or available-for-sale. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. The estimated fair value of the available-for-sale portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value are recorded in shareholders’ equity as a component of other comprehensive income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. At December 31, 2017 there were no securities in the securities portfolio with other than temporary impairment.

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

On December 22, 2017, the President of the United States signed into law the Ta Cut and Jobs Act of 2017 (the "Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Corporation has recognized the provisional tax impacts related to the revalution of deferred tax assets and liabilities and included these amounts in its Consolidated Financial Statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Corporation has made, additional regulatory guidance that may be issued, and actions the Corporation may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. The Corporation’s evaluation of the impact of the Tax Reform Act is subject to refinement for up to one year after the enactment per the guidance under ASC 740, Accounting for Uncertainty in Income Taxes, and SAB 118.

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

Mergers and Acquisitions

Mergers and acquisitions are accounted for using the acquisition method, as required by ASC 805, Business Combinations. The excess of the cost over the fair value of the acquired net assets is recognized as goodwill. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the April 1, 2017, merger date. Such fair values were preliminary estimates and were subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values became available and such information is considered final, whichever is earlier.

Goodwill and Other Intangibles

The Corporation records all assets and liabilities acquired in purchase acquisitions, including goodwill, intangibles with indefinite lives, and other intangibles, at fair value as required by ASC 805, Business Combinations. The initial recording of goodwill and other intangibles requires subjective decisions concerning estimates of the fair value of the acquired assets and liabilities.

Goodwill is reviewed for potential impairment at the reporting unit level (one level below the identified business segments) on an annual basis, or more often if events or circumstances indicate there may be impairment. Testing is conducted in two steps: identifying the potential impairment and then, if necessary, identifying the amount of impairment. The first step compares the fair value of the reporting unit to its carrying amount. If the fair value is less than the carrying amount, a second test is conducted by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Other identifiable intangible assets are evaluated for impairment if events or changes in circumstances indicate a possible impairment. Such evaluation is based on undiscounted cash flow projections, which may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Fair value may be influenced by market prices, comparison to similar assets, market multiples, discounted cash flow analysis, and other determinants. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, changes in discount rates, and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and intangibles with indefinite lives or other intangibles that require amortization.

Executive Summary

The Corporation completed its eighteenth year of operation and recorded net income of $16.5 million or $0.92 per diluted common share in 2017 compared to $16.4 million or $1.54 per diluted common share and $15.4 million or $1.46 per diluted common share in 2016 and 2015, respectively. The Corporation's acquisition of Middleburg was the main catalyst in the increase in net interest income before provision over last year of $40.7 million; however, organic growth in the loans held for investment portfolio played a role as well as organic growth in that category totaled $134.8 million during 2017. The merger synergies were also favorably noted in the reduction in the cost of funds for the Corporation's interest bearing deposits, from 0.78% in 2016 to 0.70% in 2017. During 2017, the Corporation recorded $6.8 million in merger related expenses compared to $984 thousand in 2016.

At December 31, 2017, assets totaled $2.87 billion compared to $1.43 billion at December 31, 2016, an overall increase of $1.44 billion. An increase in loans held for investment of $929.2 million, a $219.9 million growth in investment securities, and a $55.8 million growth in other assets accounted for the majority of the asset increase with goodwill and intangibles resulting from the merger of Middleburg adding another $185.2 million to the balance sheet as of December 31, 2017.

Deposits totaled $2.23 billion at December 31, 2017 compared to $1.05 billion at December 31, 2016. The $1.18 billion increase was due to $1.06 billion in deposits acquired during the Corporation's combination with Middleburg and $118.4 million in organic growth. Wholesale funding accounted for $65.3 million at December 31, 2017, compared to $89.8 million at December 31, 2016. Noninterest-bearing demand deposits totaled $745.0 million at December 31, 2017, an increase of $382.9 million from December 31, 2016. Of this increase, $287.6 million pertained to the noninterest-bearing demand deposits acquired during the Corporation's combination with Middleburg while $95.3 million was due to organic growth.

Non-performing assets (“NPA”) totaled approximately $5.3 million or 0.18% of total assets at December 31, 2017, down from $6.9 million or 0.48% of total assets at December 31, 2016. NPAs are comprised of non-accrual loans totaling $4.6 million at December 31, 2017 as well as a $643 thousand bank branch property that was listed for sale in 2017. The allowance for loan losses totaled $15.8 million or 0.80% of total loans held for investment as of December 31, 2017, compared to $16.0 million or 1.53% at December 31, 2016. The remaining credit and fair value marks on the loan acquired in the Middleburg merger totaled $12.4 million at December 31, 2017.

The economy continues to show signs of improvement with unemployment rates declining, and we are continuing to see price appreciation in the local residential real estate market. Notwithstanding the foregoing, there is no guarantee that these positive trends will continue. Although we believe that the credit quality of our primary business and professional customers has stabilized and improved, we will continue to focus on improving the credit quality of our loan portfolio with special attention paid to the non-performing assets. The Corporation is optimistic going into 2018 with a strong capital base and positioned for continued growth.

RESULTS OF OPERATIONS

Net income for 2017 totaled $16.5 million, or $0.92 per diluted common share compared to $16.4 million, or $1.54 per diluted common share in 2016. Included in this net income figure was $6.8 million in pretax merger related expenses compared to $984 thousand in 2016. The provision for loan losses was $6.9 million during 2017 compared to $2.1 million in 2016. The $4.8 million increase in the provision was used to discharge two particular credits that had deteriorated throughout 2017. Income tax provision increased $2.8 million in 2017, from $9.2 million in 2016 to $12.0 million in 2017. The increase in the income tax provision was mainly related to the Tax Reform Act which was signed into law by the President of the United States on December 22, 2017. The Tax Reform Act required the Corporation to revalue its deferred tax assets as of the date of signing to account for the corporate tax rate decrease from 35% to 21%. Accordingly, the Corporation recorded a $3.5 million provisional tax expense in its consolidated statement of income for the year ended December 31, 2017.

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

Net Interest Income

Net interest income is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources, yields on earning assets and interest rate fluctuations. Net interest income totaled $84.4 million in 2017, up from $43.7 million in 2016 due to the increase in volume correlating mainly to the Corporation's acquisition of Middleburg. Average noninterest-bearing deposits increased $235.6 million in 2017. Net interest margin was 3.81% in 2017 and 3.52% in 2016, with the increase primarily due to the increase in the rate on the Corporation's loans held for investment portfolio during 2017, from 4.67% in 2016 to 4.90% in 2017, as well as amounts paid on interest-bearing deposits and borrowings decreasing 5 basis points to 0.73% in 2017 from 0.78% in 2016.

During 2017, average earning assets increased $969.1 million or 78.0%. Average loans held for investment increased by $764.2 million or 61.5%, average securities increased $187.0 million or 99.1%, and average interest-bearing balances increased $37.1 million or 55.0%. On the funding side total average interest-bearing deposits increased by $665.0 million or 100.4%.

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

	Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities For the Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars In Thousands)
Assets:
Interest earning assets:
Securities	$375,533	$9,709	2.59%	$188,569	$4,039	2.14%	$156,204	$3,482	2.23%
Loans held for sale	27,881	1,143	4.10%	47,060	1,767	3.75%	42,076	1,650	3.92%
Loans(1)	1,704,040	83,429	4.90%	939,837	43,872	4.67%	824,288	38,405	4.66%
Interest-bearing balances and federal funds sold	104,565	1,199	1.15%	67,457	337	0.50%	52,716	129	0.24%
Total interest earning assets	2,212,019	95,480	4.32%	1,242,923	50,015	4.02%	1,075,284	43,666	4.06%
Noninterest earning assets:
Cash and due from banks	20,859			12,732			10,650
Premises, land and equipment	22,683			6,834			6,882
Other assets	213,337			40,172			33,110
Less: allowance for loan losses	(15,004)			(14,079)			(13,456)
Total noninterest earning assets	241,875			45,659			37,186
Total Assets	$2,453,894			$1,288,582			$1,112,470
Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$386,046	$1,409	0.36%	$132,734	$486	0.37%	$119,732	$265	0.22%
Money market deposit accounts	386,786	2,335	0.60%	204,897	846	0.41%	126,850	264	0.21%
Savings accounts	153,769	714	0.46%	37,950	196	0.52%	13,606	66	0.49%
Time deposits	400,660	4,816	1.20%	286,690	3,622	1.26%	302,924	3,053	1.01%
Total interest-bearing deposits	1,327,261	9,274	0.70%	662,271	5,150	0.78%	563,112	3,648	0.65%
Borrowings:
FHLB Advances	67,907	822	1.21%	56,522	386	0.68%	91,992	231	0.25%
Securities sold under agreements to repurchase and federal funds purchased	48,378	68	0.14%	16,270	16	0.10%	22,017	21	0.10%
Trust preferred debentures	2,692	221	8.21%	—	—	—%	—	—	—%
FHLB Long-term borrowings	66,329	723	1.09%	68,525	752	1.10%	18,890	219	1.16%
Total borrowings	185,306	1,834	0.99%	141,317	1,154	0.82%	132,899	471	0.35%
Total interest-bearing deposits and borrowings	1,512,567	11,108	0.73%	803,588	6,304	0.78%	696,011	4,119	0.59%
Noninterest-bearing liabilities:
Demand deposits	594,987			359,352			303,583
Other liabilities	18,602			9,346			8,928
Total liabilities	2,126,156			1,172,286			1,008,522
Shareholders' Equity	327,738			116,296			103,948
Total Liabilities and Shareholders' Equity	$2,453,894			$1,288,582			$1,112,470
Interest Spread(2)			3.59%			3.24%			3.47%
Net Interest Margin(3)		$84,372	3.81%		$43,711	3.52%		$39,547	3.68%

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

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31:

	Years Ended December 31,
	2017 compared to 2016			2016 compared to 2015			2015 compared to 2014
	Change Due To:			Change Due To:			Change Due To:
	Increase / (Decrease)	Volume	Rate	Increase / (Decrease)	Volume	Rate	Increase / (Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$5,670	$4,674	$996	$557	$702	$(145)	$785	$580	$205
Loans	38,933	36,160	2,773	5,584	5,555	29	4,353	5,250	(897)
Interest-bearing deposits	862	254	608	208	43	165	27	22	5
Total increase (decrease) in interest income	45,465	41,088	4,377	6,349	6,300	49	5,165	5,852	(687)
Interest-Bearing Liabilities:
Interest-bearing demand deposits	923	937	(14)	221	32	189	9	9	—
Money market deposit accounts	1,489	981	508	582	228	354	32	21	11
Savings accounts	518	543	(25)	130	126	4	52	45	7
Time deposits	1,194	1,373	(179)	569	(171)	740	574	599	(25)
Total interest-bearing deposits	4,124	3,834	290	1,502	215	1,287	667	674	(7)
FHLB Advances	436	90	346	155	(117)	272	(40)	(60)	20
Securities sold under agreements to repurchase and federal funds purchased	52	43	9	(5)	(5)	—	—	—	—
Long-term borrowings	(29)	(22)	(7)	533	545	(12)	219	219	—
Trust preferred	221	221	—	—	—	—	—	—	—
Total increase in interest expense	4,804	4,166	638	2,185	638	1,547	846	833	13
Increase (decrease) in net interest income	$40,661	$36,922	$3,739	$4,164	$5,662	$(1,498)	$4,319	$5,019	$(700)

Provision for Loan Losses

In 2017, the Bank charged $6.9 million to operating expenses for the loan loss reserve compared to $2.1 million for loan losses in 2016, and $150 thousand for loan loss provision in 2015. The amount of the provision is determined by management to ensure the allowance for loan losses is at a level believed to be adequate to absorb inherent losses in the loan portfolio based on evaluations as of December 31, 2017.

Noninterest Income

Noninterest income consists of revenue generated from gains on sale of loans, service fees on deposit accounts, and other charges and fees. The Mortgage Division provides the most significant contributions towards noninterest income and is subject to wide fluctuations due to the general interest rate environment and economic conditions. Total noninterest income was $32.1 million in 2017 compared to $31.8 million in 2016. Gains on the sale of loans originated by the Mortgage Division totaled $19.9 million in 2017 compared to $25.2 million in 2016 due to the mortgage loan volume decrease in 2017, from $545 million in 2016 to $433 million in 2017.

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

Noninterest Expense

Noninterest expense totaled $81.1 million in 2017 compared to $47.8 million in 2016. Compensation and employee benefits, the largest component of noninterest expense, totaled $43.9 million in 2017 compared to $31.8 million in 2016, an increase of $12.1 million or 38.2% due mainly to the addition of staffing resulting from the acquisition of Middleburg. Other operating expense totaled $30.3 million in 2017, up from $13.0 million for the year ended December 31, 2016. A further breakdown of other operating expenses is provided for in Note 15 of the consolidated financial statements.

Noninterest expense totaled $47.8 million in 2016 compared to $41.9 million in 2015. Compensation and employee benefits, the largest component of noninterest expense, totaled $31.8 million in 2016 compared to $27.0 million in 2015, an increase of $4.8 million or 17.8% due mainly to the addition of staffing in the Banking Division as well as increased variable compensation paid in the Mortgage Division as a direct result of the increased mortgage volumes between 2016 and 2015. Other operating expense totaled $13.0 million in 2016, up from $11.9 million for the year ended December 31, 2015, due mainly to the costs related to legal expenditures incurred by the Corporation in relation to its acquisition of Middleburg.

Income Taxes

Income tax expense totaled $12.0 million in 2017 compared to $9.2 million in 2016 and $8.2 million in 2015, an increase of $2.8 million and $1.0 million, respectively. The increase in taxes between 2017 and 2016 was due mainly to the recognition of the provisional tax impacts related to the revalution of deferred tax assets and liabilities from a maximum of 35% to a flat 21% in connection with the Tax Reform Act signed into law by the President of the United States on December 22, 2017. The increase in income tax expense from 2016 to 2015 was due to the increase in pre-tax earnings for those years. Note 7 to the consolidated financial statements shows the components of federal income tax.

Quarterly Results (unaudited)

The following is a summary of the results of operations for each quarter of 2017, 2016, and 2015.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total YTD
	(In Thousands, Except for Per Share Data)
2017
Total interest income	$13,554	$27,139	$27,692	$27,095	$95,480
Total interest expense	1,864	2,964	3,098	3,182	11,108
Net interest income	11,690	24,175	24,594	23,913	84,372
Provision for loan losses	1,400	900	900	3,719	6,919
Net interest income after provision for loan losses	10,290	23,275	23,694	20,194	77,453
Total noninterest income	6,003	8,885	8,523	8,681	32,092
Total noninterest expense	12,195	26,226	22,793	19,854	81,068
Income tax expense	1,491	2,088	2,422	5,976	11,977
Net income	$2,607	$3,846	$7,002	$3,045	$16,500
Earnings Per Share:
Basic	$0.24	$0.19	$0.34	$0.15	$0.92
Diluted	$0.24	$0.19	$0.34	$0.15	$0.92

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total YTD
	(In Thousands, Except for Per Share Data)
2016
Total interest income	$11,981	$12,336	$12,778	$12,920	$50,015
Total interest expense	1,431	1,575	1,635	1,663	6,304
Net interest income	10,550	10,761	11,143	11,257	43,711
Provision for loan losses	—	120	750	1,250	2,120
Net interest income after provision for loan losses	10,550	10,641	10,393	10,007	41,591
Total noninterest income	6,819	9,173	8,685	7,126	31,803
Total noninterest expense	11,129	12,303	12,169	12,189	47,790
Income tax expense	2,145	2,633	2,484	1,938	9,200
Net income	$4,095	$4,878	$4,425	$3,006	$16,404
Earnings Per Share:
Basic	$0.39	$0.46	$0.42	$0.28	$1.55
Diluted	$0.39	$0.46	$0.41	$0.28	$1.54

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total YTD
	(In Thousands, Except for Per Share Data)
2015
Total interest income	$10,276	$10,787	$11,156	$11,447	$43,666
Total interest expense	834	980	1,059	1,246	4,119
Net interest income	9,442	9,807	10,097	10,201	39,547
Provision for loan losses	—	150	—	—	150
Net interest income after provision for loan losses	9,442	9,657	10,097	10,201	39,397
Total noninterest income	6,305	7,081	6,412	6,267	26,065
Total noninterest expense	10,246	10,654	10,479	10,487	41,866
Income tax expense	1,928	2,100	2,086	2,063	8,177
Net income	$3,573	$3,984	$3,944	$3,918	$15,419
Earnings Per Share:
Basic	$0.34	$0.38	$0.37	$0.37	$1.46
Diluted	$0.34	$0.38	$0.37	$0.37	$1.46

FINANCIAL CONDITION

Summary

Total assets at December 31, 2017 were $2.87 billion compared to $1.43 billion at December 31, 2016, an increase of $1.4 billion. An increase in loans held for investment of $929.2 million, a $10.6 million growth in interest-bearing balances and federal funds sold, and a $219.9 million growth in investment securities accounted for the majority of this increase and was partially offset by an $3.7 million decrease in loans held for sale.

The following discussions by major categories explain the changes in financial condition.

Cash and Due From Banks

Cash and due from banks represents cash and noninterest-bearing balances at other banks and cash letters in process of collection at the Federal Reserve Bank. At December 31, 2017 cash and due from banks totaled $29.9 million compared to $9.2 million at December 31, 2016. The balance fluctuates depending on the volume of cash letters in process of collection at the Federal Reserve Bank.

Interest-Bearing Deposits in Other Banks and Federal Funds Sold

At December 31, 2017 interest-bearing balances in other banks totaled $92.5 million compared to $81.9 million at December 31, 2016. These balances are maintained at the FRB and the FHLB of Atlanta and provide liquidity for managing daily cash inflows and outflows from deposits and loans.

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

At December 31, 2017, securities totaled $423.2 million compared to $203.3 million at December 31, 2016, an increase of $219.9 million. The increase is mainly due to the securities acquired during the acquisition of Middleburg and is in-line with management’s planned liquidity and asset management goals. The securities portfolio at December 31, 2017 is comprised of $407.4 million in securities classified as available-for-sale and $15.7 million in securities classified as held-to-maturity. Securities classified as available-for-sale are carried at fair market value. Unrealized gains and losses are recorded directly to a separate component of shareholders' equity. Held-to-maturity securities are carried at cost or amortized cost.

The following tables present the types, amounts and maturity distribution of the investment securities portfolio.

	Maturity Schedule of Investment Securities Year Ended December 31, 2017
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years and Over		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
Investment securities available-for-sale (1)
US Government Agency and Treasury	$50	—	$5,066	—	$—	—%	$—	—	$5,116	—%
Mortgage backed	—	—	59,911	—%	89,165	—%	111,379	—%	260,455	—%
Corporate bonds	—	—%	4,482	—%	—	—	—	—	4,482	—%
Asset backed securities	—	—	—	—	3,079	—%	30,521	—%	33,600	—%
Certificates of deposit	—	—	1,981	—%	—	—	—	—	1,981	—%
Municipals	729	—	7,482	—%	8,758	—%	83,464	—%	100,433	—%
	$779	—%	$78,922	—%	$101,002	—%	$225,364	—%	$406,067	—%
Investment securities Held-to-maturity
US Government Agency and Treasury	$5,000	—	$—	—%	$—	—	$—	—	$5,000	—%
Municipals	—	—	1,985	—%	1,606	—	7,130	—	10,721	—%
	$5,000	—%	$1,985	—%	$1,606	—%	$7,130	—%	$15,721	—%
(1) Excludes FRB Stock, and FHLB Stock, and CRA Mutual Fund

Loans

Loans held for investment totaled $1.98 billion at December 31, 2017 compared to $1.0 billion at December 31, 2016, with the majority of the change due to the loans recorded from the Corporation's acquisition of Middleburg. During 2017, management did see loan demand increase over 2016 as local economic conditions continued to improve. Commercial loans increased $152.2 million during 2017 while commercial real estate – non-owner occupied loans increased $251.4 million, commercial real estate – owner occupied loans increased $216.6 million, and real estate construction loans increased $5.7 million from year end 2016.

The Bank concentrates on providing banking services to small and medium sized businesses and professionals in our market area. As of December 31, 2017 the exposure to builders or developers in our commercial real estate portfolio was immaterial to the portfolio as a whole. Our loan officers maintain a professional relationship with our clients and are responsive to their financial needs. They are directly involved in the community, and it is this involvement and commitment that leads to referrals and continued growth. The composition and growth of our loan portfolio reflects our success in deployment of this strategy.

Loans held for sale totaled $32.0 million at December 31, 2017 compared to $35.7 million at December 31, 2016, a decrease of $3.7 million. The level of loans held for sale fluctuates with the volume of loans originated during the month and the timing of loans purchased by investors. Loan origination volume totaled $433 million in 2017 compared to $545 million in 2016, as the increase in interest rates for 15 and 30 year mortgages caused some declines in both originations and refinances.

The following tables present the major classifications and maturity distribution of loans held for investment at December 31:

	Composition of Loan Portfolio Year Ended December 31,
	2017		2016		2015		2014		2013
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$467,082	23.60%	$250,440	23.87%	$219,877	24.77%	$199,442	25.68%	$196,804	28.65%
Commercial real estate - non-owner occupied	436,083	22.04%	184,688	17.59%	147,580	16.63%	125,442	16.15%	90,676	13.20%
Residential real estate	489,669	24.74%	204,413	19.47%	201,447	22.70%	194,213	25.01%	173,639	25.27%
Commercial	463,652	23.43%	311,486	29.67%	242,527	27.33%	210,278	27.08%	182,220	26.52%
Real estate construction	97,481	4.93%	91,822	8.75%	66,003	7.44%	41,080	5.29%	38,842	5.65%
Consumer	24,942	1.26%	6,849	0.65%	10,044	1.13%	6,148	0.79%	4,874	0.71%
Total loans	$1,978,909	100.00%	$1,049,698	100.00%	$887,478	100.00%	$776,603	100.00%	$687,055	100.00%

	Loan Maturity Distribution Year Ended December 31, 2017
	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years	Total
	(In Thousands)
Commercial real estate - owner occupied	$9,163	$26,152	$118,328	$313,439	$467,082
Commercial real estate - non-owner occupied	23,370	12,423	150,750	249,540	436,083
Residential real estate	8,809	32,020	81,659	367,181	489,669
Commercial	41,667	126,269	130,360	165,356	463,652
Real estate construction	26,093	42,759	20,399	8,230	97,481
Consumer and other	4,494	3,398	12,295	4,755	24,942
Total	$113,596	$243,021	$513,791	$1,108,501	$1,978,909
Loans with fixed interest rates	$47,574	$75,979	$341,598	$571,356	$1,036,507
Loans with floating interest rates	66,022	167,042	172,193	537,145	942,402
Total	$113,596	$243,021	$513,791	$1,108,501	$1,978,909

Allowance for Loan Losses

The allowance for loan losses totaled $15.8 million at December 31, 2017 compared to $16.0 million at year end 2016. The allowance for loan losses was equivalent to 0.80% and 1.53% of total loans held for investment at December 31, 2017 and December 31, 2016, respectively. Adequacy of the allowance is assessed and increased as determined necessary by management by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

The following tables present an analysis of the allowance for loan losses for the periods indicated.

	Allowance for Loan Losses Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Balance, beginning of year	$16,008	$13,563	$13,399	$13,136	$12,500
Provision for loan losses	6,919	2,120	150	—	675
Charge-offs:
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Residential real estate	—	—	—	21	97
Commercial	7,457	—	185	22	444
Real estate construction	—	—	—	—	—
Consumer	27	—	—	—	—
Total charge-offs	7,484	—	185	43	541
Recoveries:
Commercial real estate - owner occupied	17	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	199
Residential real estate	131	40	61	213	111
Commercial	209	285	102	93	179
Real estate construction	—	—	36	—	—
Consumer	5	—	—	—	13
Total recoveries	362	325	199	306	502
Net (charge-offs) recoveries	(7,122)	325	14	263	(39)
Balance, end of year	$15,805	$16,008	$13,563	$13,399	$13,136
Ratio of net charge-offs during the period to average loans outstanding during the period	0.42%	(0.03)%	—%	(0.04)%	0.01%

	Allocation of the Allowance for Loan Losses Year Ended December 31,
	2017	Percentage of total	2016	Percentage of total	2015	Percentage of total	2014	Percentage of total	2013	Percentage of total
	(Dollars In Thousands)
Commercial real estate - owner occupied	$4,280	27.08%	$2,943	18.38%	$3,042	22.43%	$3,229	24.10%	$3,763	28.65%
Commercial real estate - non-owner occupied	3,104	19.64	2,145	13.40	1,862	13.73	1,894	14.14	1,734	13.20
Residential real estate	2,181	13.80	2,510	15.68	2,862	21.10	3,308	24.69	3,320	25.27
Commercial	5,450	34.48	7,053	44.06	4,612	34.00	4,284	31.97	3,484	26.52
Real estate construction	706	4.47	1,277	7.98	1,056	7.79	596	4.45	743	5.66
Consumer	84	0.53	80	0.50	129	0.95	88	0.65	92	0.70
Total	$15,805	100.00%	$16,008	100.00%	$13,563	100.00%	$13,399	100.00%	$13,136	100.00%

Non-performing Assets And Loans Past Due

The following table presents information with respect to non-performing assets and 90 day delinquencies as of the dates indicated.

	Non-performing Assets and Accruing Loans Past Due 90 Days or More Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars In Thousands)
Non-accrual loans:
Commercial real estate - owner occupied	$1,066	$—	$—	$—	$—
Commercial real estate - non-owner occupied	—	—	5,486	—	—
Residential real estate	—	431	163	129	871
Commercial	2,513	5,551	722	1,493	1,664
Real estate construction	865	940	1,046	—	—
Consumer	182	—	—	—	—
Total non-accrual loans	4,626	6,922	7,417	1,622	2,535
Other real estate owned ("OREO")	—	—	—	—	—
Total non-performing assets	$4,626	$6,922	$7,417	$1,622	$2,535
Restructured loans included above in non-accrual loans	$956	$2,940	$1,046	$698	$931
Ratio of non-performing assets to:
Total loans plus OREO	0.23%	0.66%	0.84%	0.21%	0.37%
Total assets	0.16%	0.48%	0.63%	0.15%	0.30%
Accruing past due loans:
90 or more days past due	$213	$—	$—	$—	$—

Non-accrual loans totaled $4.6 million at 2017. The loans are carried at the current net realizable value after consideration of $420.0 thousand in specific reserves. Included in non-accrual loans at December 31, 2017 is a restructured construction loan in the amount of $865 thousand as well as a commercial loan totaling $91 thousand. There were no restructured loans prior to 2010. The Bank considers restructurings of loans to troubled borrowers when it is deemed to be beneficial to the borrower and improves the prospects for complete recovery of the debt.

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

Deposits

Deposits totaled $2.2 billion at December 31, 2017 and were comprised of noninterest-bearing demand deposits in the amount of $745.0 million, savings and interest-bearing deposits in the amount of $1,120.6 million, and time deposits in the amount of $368.6 million. Total deposits increased $1.2 billion from December 31, 2016. Noninterest-bearing deposits increased $382.9 million from $362.0 million at December 31, 2016 to $745.0 million at December 31, 2017. This increase in noninterest-bearing accounts is due largely to the acquisition of $287.6 million in noninterest-bearing accounts in connection with the acquisition of Middleburg with the remaining balance increase due to a combination of new accounts and increased balances in existing commercial accounts at year end. Savings and interest-bearing deposit accounts increased $680.0 million from $440.6 million at December 31, 2016 to $1,120.6 million at December 31, 2017. Of this increase, $568.3 million was due to the acquisition of Middleburg while the remaining $111.7 million was due to targeted marketing campaigns carried out during 2017. Time deposits increased $116.9 million and totaled $368.6 million at December 31, 2017 compared to $251.7 million in 2016 due to $205.6 million acquired from Middleburg in 2017 offset by a $12.0 million decrease in wholesale funding as well as decreases in other non-core deposits.

We use wholesale funding or brokered deposits to supplement traditional customer deposits for liquidity and to maintain our desired interest rate risk position. Together with FHLB borrowings we use brokered deposits to fund the short-term cash needs associated with the LHFS activities discussed under “Loans” as well as other funding needs. Brokered deposits totaled $120.6 million at December 31, 2017, which included $69.6 million in CDARS/ICS deposits as compared to $132.6 million at December 31, 2016, which included $75.2 million in CDARS/ICS deposits.

Through CDARS our depositors are able to obtain FDIC insurance of up to $50 million. The FDIC currently classifies CDARS deposits as brokered deposits, even though the deposits originate from our customers. These deposits are placed at other participating financial institutions to obtain FDIC insurance, and we receive a reciprocal amount in return from these financial institutions.

True brokered deposits have decreased from $57.4 million at December 31, 2016 to $51.0 million at December 31, 2017. Brokered deposits are viewed by many as being volatile and unstable; however, unlike retail certificates of deposit, there are no early withdrawal options on brokered certificates of deposit for any reason other than death of the underlying depositors. Brokered deposits provide funding flexibility and can be renewed at maturity, allowed to roll off or increased or decreased without any impact on core deposit relationships.

We manage the roll over risk of all deposits by maintaining liquid assets in the form of interest-bearing balances at the FRB and FHLB as well as investment securities available-for-sale and loans held for sale. In addition we also maintain lines of credit with the FHLB, FRB, and correspondent banks. At December 31, 2017 there was $316.4 million available under these lines of credit.

Depositors have been reluctant to extend maturities on certificates of deposits due to the low interest rate environment which has resulted in an increase in certificates of deposits maturing in the one year or less category. We anticipate that we will renew these certificates of deposits depending on our current funding needs. Our Funds Managment Committee monitors the level of re-pricing assets and liabilities and establishes pricing guidelines to maintain net interest margins.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2017, 2016, and 2015 are presented below.

	Average Deposits and Average Rates Paid Year Ended December 31,
	2017			2016			2015
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars In Thousands)
Interest-bearing demand deposits	$386,046	$1,409	0.36%	$132,734	$486	0.37%	$119,732	$265	0.22%
Money market deposit accounts	386,786	2,335	0.60%	204,897	846	0.41%	126,850	264	0.21%
Savings accounts	153,769	714	0.46%	37,950	196	0.52%	13,606	66	0.49%
Time deposits	400,660	4,816	1.20%	286,690	3,622	1.26%	302,924	3,053	1.01%
Total interest-bearing deposits	$1,327,261	$9,274	0.70%	$662,271	$5,150	0.78%	$563,112	$3,648	0.65%
Noninterest-bearing demand deposits	594,987			359,352			303,583
Total deposits	$1,922,248			$1,021,623			$866,695

The table below presents the maturity distribution of time deposits at December 31, 2017.

	Certificate of Deposit Maturity Distribution Year Ended December 31, 2017
	Three months or less	Over three through twelve months	Over twelve months	Total
	(In Thousands)
Less than $250,000	$46,049	$73,875	$82,445	$202,369
Greater than or equal to $250,000	26,557	34,485	105,211	166,253
	$72,606	$108,360	$187,656	$368,622

Borrowings

Borrowed funds generally consist of advances from the FHLB, securities sold under agreements to repurchase, federal funds purchased as well as trust preferred debentures acquired during the Middleburg acquisition. At December 31, 2017 borrowed funds totaled $189.9 million, compared to $246.0 million at December 31, 2016.

Securities sold under agreements to repurchase represent overnight investment of funds from commercial checking accounts pursuant to sweep agreements which enable our corporate clients to receive interest on their excess funds.

The following tables provide a breakdown of all borrowed funds.

	Borrowed Funds Distribution Year Ended December 31,
	2017	2016	2015
	(Dollars In Thousands)
Borrowings:
At Period End
FHLB short-term borrowings	$94,941	$129,000	$70,000
Securities sold under agreements to repurchase	51,052	17,009	21,129
FHLB long-term borrowings	40,000	60,000	55,000
Federal funds purchased	—	40,000	—
Trust preferred debenture	3,883	—	—
Total at period end	$189,876	$246,009	$146,129

	Year Ended December 31,
	2017	2016	2015
	(Dollars In Thousands)
Borrowings:
Average Balances
FHLB short-term borrowings	$67,907	$56,522	$91,992
Securities sold under agreements to repurchase	45,134	16,038	21,853
FHLB long-term borrowings	66,329	68,525	18,890
Federal funds purchased	3,244	232	164
Trust preferred debenture	2,692	—	—
Total average balance	$185,306	$141,317	$132,899
Average rate paid on all borrowed funds	0.99%	0.82%	0.35%

	Year Ended December 31,
	2017			2016
	(Dollars In Thousands)
Average rate paid on all borrowed funds	Average Balances	Expense	Yield	Average Balances	Expense	Yield
FHLB advances and other borrowings	$134,236	$1,545	1.15%	$125,047	$1,138	0.91%
Securities sold under agreements to repurchase	45,134	29	0.06%	16,038	16	0.10%
Fed funds purchased	3,244	39	1.20%	232	—	—%
Trust preferred debenture	2,692	221	8.21%	—	—	—%
	$185,306	$1,834	0.99%	$141,317	$1,154	0.82%

Maximum balances at any given month-end during the periods of analysis are reflected in the following table:

	Year Ended December 31,
	2017		2016		2015
	Maximum Balance at any month-end		Maximum Balance at any month-end		Maximum Balance at any month-end
	(Dollars In Thousands)
FHLB short term borrowings	$140,000	November	$129,000	December	$160,000	January
Securities sold under agreements to repurchase	62,651	August	20,701	November	26,242	January
FHLB long term borrowings	80,000	August	80,000	February	—	NA
Fed funds purchased	—	NA	40,000	December	—	NA
Trust preferred debenture	3,817	April	—	NA	—	NA

Shareholders’ Equity

Shareholders’ equity totaled $421.6 million at December 31, 2017, compared to $120.5 million at December 31, 2016. Major changes in shareholders’ equity during 2017 include net income of $16.5 million, $285.7 million from issuance of common stock, $2.3 million from proceeds of stock options exercised, and stock based compensation of $442.0 thousand, an unrealized comprehensive loss on available-for-sale securities of $207.0 thousand, $5.6 million from dividend reinvestment shares issued from reserve, and cash dividends paid of $9.4 million.

Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk-based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating. The Corporation’s capital strategy is to remain well capitalized under regulatory standards and maintain a minimum tangible common equity to asset ratio of 8.00% to 9.50%.

The table below presents an analysis of risk-based capital and outlines the regulatory components of capital and risk-based capital ratios for the Corporation.

	Risk Based Capital Analysis Year Ended December 31,
	2017	2016	2015
	(Dollars In Thousands)
Tier 1 Capital:
Common stock	$17,146	$8,881	$8,805
Additional paid in capital	307,614	21,779	19,953
Retained earnings	98,584	91,439	81,385
Less: Disallowed goodwill and other disallowed intangible assets	(181,032)	(1,432)	(1,380)
Less: Disallowed servicing assets and loss on equity security	(57)	(350)	(280)
Total Tier 1 Capital	$242,255	$120,317	$108,483
Allowance for loan losses	16,604	14,692	12,200
Total Risk Based Capital	$258,859	$135,009	$120,683
Risk weighted assets	$2,099,090	$1,173,330	$973,908
Quarterly average assets	$2,837,834	$1,351,708	$1,161,080
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.54%	10.25%	11.14%
Tier 1 capital ratio	11.54%	10.25%	11.14%
Total capital ratio	12.33%	11.51%	12.39%
Leverage Capital Ratio:
Tier 1 leverage ratio	8.54%	8.90%	9.34%

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks are additional sources of liquidity funding. At December 31, 2017, overnight interest-bearing balances totaled $92.5 million and securities available-for-sale totaled $407.4 million.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At December 31, 2017, the Bank had a line of credit collateralized with the FHLB totaling $449.0 million with short-term borrowings of $94.9 million, long-term borrowings of $40.0 million, and a FHLB letter of credit for $60.0 million leaving approximately $254.1 million available on the line. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of December 31, 2017, outstanding repurchase agreements totaled $51.1 million. The interest rate on these instruments is variable and subject to change daily. The Bank also maintains federal funds lines of credit with its correspondent banks and, at December 31, 2017, available credit under these lines amounted to $62.4 million as nothing was advanced upon at year end.

The Bank relies on deposits and other short and long-term resources for liquidity from a variety of sources that substantially reduces reliance upon any single provider. The Corporation expects its short and long-term sources of liquidity and capital to remain adequate to support expected growth.

Contractual Obligations

The following table summarizes the Corporation’s significant fixed and determinable contractual obligations to make future payments as of December 31, 2017.

	December 31, 2017
	Less Than 1 Year	1 - 3 Years	More Than 3 Years	Total
	(In Thousands)
Certificates of deposit	$165,711	$156,339	$46,572	$368,622
FHLB Advances	95,000	40,000	—	135,000
Securities sold under agreements to repurchase	51,052	—	—	51,052
Leases	1,693	3,555	19,947	25,195
Total	$313,456	$199,894	$66,519	$579,869

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

Off Balance Sheet Items

During the ordinary course of business, the Bank issues commitments to extend credit and, at December 31, 2017, these commitments amounted to $565.3 million. Included in this balance are $14.3 million in performance standby letters of credit. These commitments do not necessarily represent cash requirements, since many commitments are expected to expire without being drawn on.

The Mortgage Division had open forward contracts at December 31, 2017 with notional values totaling $39.3 million. See Notes 8 and 9 to the consolidated financial statements for further information.

The Mortgage Division has agreements with a variety of counterparties to whom mortgage loans are sold on a non-recourse basis. As customary in the industry, the agreements require the Mortgage Division to extend representations and warranties with respect to program compliance, borrower misrepresentation, fraud, and early payment performance.  Under the agreements, the counterparties are entitled to make loss claims and repurchase requests of the Mortgage Division for loans that contain covered deficiencies.  The Mortgage Division has adopted a reserve methodology whereby provisions are made to an expense account to fund a reserve maintained as a liability account on the balance sheet for potential losses. The amount of the provision and adequacy of the reserve is recommended by management and approved by the Board no less than quarterly.  Management estimates the reserve based upon an analysis of historical loss experiences and actual settlements with our counterparties. A schedule of expected losses on loans with claims or indemnifications is maintained to ensure the reserve equals or exceeds the estimate of loss. Claims in process are recognized in the period received, actively monitored and subject to validation prior to payment.  Often times, claims are not factually validated and the claim is rescinded.  Once claims are validated and the actual or potential loss is agreed upon with the counterparty, the reserve is charged and a cash payment is made to settle the claim.  The loan performance data of sold loans is not always made available to the Mortgage Division by the counterparties, thereby making it difficult to estimate the timing and amount of claims until such time as claims are actually presented. Through careful monitoring and conservative estimates, the balance of the reserve has adequately provided for all claims since established. At December 31, 2017 and 2016 the balance in this reserve totaled approximately $953.0 thousand and is included in “Other liabilities and accrued expenses” on the balance sheet.

Non-GAAP Financial Measures

In reporting the results of December 31, 2017, the Corporation has provided supplemental performance measures on a tangible, and/or operating basis. These measures are a supplement to GAAP used to prepare the Corporation's financial statements and should not be considered in isolation or as a substitute for comparable measures calculated in accordance with GAAP. In addition, the Corporation 's non-GAAP measures may not be comparable to non-GAAP measures of other companies.

The Corporation believes tangible common equity is an important indication of its ability to grow organically and through business combinations as well as its ability to pay dividends and to engage in various capital management strategies. Tangible common equity is used in the calculation of certain profitability, capital, and per share ratios. These ratios are meaningful measures of capital adequacy because they provide a meaningful base for period-to-period and company-to-company comparisons, which the Corporation believes will assist investors in assessing the capital of the Corporation and its ability to absorb potential losses.

	Reconciliation of Non-GAAP Financial Measures
	2017	2016	2015	2014	2013

Book value per common share	$20.53	$11.33	$10.35	$9.45	$8.79
Effect of intangible assets	$(9.01)	$(0.17)	$(0.18)	$(0.15)	$—
Tangible book value per common share	$11.52	$11.16	$10.17	$9.30	$8.79

Common equity	14.67%	8.42%	9.26%	9.39%	10.76%
Effect of intangible assets	(5.88)%	(0.11)%	(0.14)%	(0.14)%	—%
Tangible common equity ratio	8.79%	8.31%	9.12%	9.25%	10.76%

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

Interest Rate Sensitivity Management

The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2017. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2017, over a twelve month period an immediate 100 basis points increase in interest rates would result in an increase in net interest income by 0.23%. An immediate 200 basis points increase in interest rates would result in an increase in net interest income by 0.42%. A 100 basis points decrease in interest rates would result in a negative variance in net interest income by 0.57%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Access National Corporation
Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Access National Corporation (the "Corporation") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 4, 2018 expressed an adverse opinion thereon.

Basis for Opinion
These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Corporation's auditor since 2004.

/S/ BDO USA, LLP

Richmond, Virginia
April 4, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Access National Corporation
Reston, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Access National Corporation’s (the "Corporation's") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Corporation after the date of management's assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as “the financial statements”) and our report dated April 4, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management’s Assessment of Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness relating to internal controls surrounding the general ledger account reconciliations to timely identify and account for stale-dated and other uncollectable reconciling items has been identified and described in management's assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 financial statements, and this report does not affect our report dated April 4, 2018, on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

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

/S/ BDO USA, LLP

Richmond, Virginia
April 4, 2018

ACCESS NATIONAL CORPORATION
Consolidated Balance Sheets
(In Thousands, Except for Share and Per Share Data)

	December 31,
	2017	2016
Assets

Cash and due from banks	$29,855	$9,186
Interest-bearing deposits in other banks and federal funds sold	92,458	81,873
Total cash and cash equivalents	122,313	91,059

Securities available-for-sale, at fair value	407,446	194,090
Securities held-to-maturity, at amortized cost (fair value of $16,379 and $9,293)	15,721	9,200
Total investment securities	423,167	203,290

Restricted stock	16,572	10,092
Loans held for sale	31,999	35,676
Loans, net of allowance for loan losses 2017 - $15,805; 2016 - $16,008	1,963,104	1,033,690
Premises, equipment and land, net	27,797	7,084
Goodwill and intangibles	185,161	1,833
Accrued interest receivable and other assets	103,781	47,984
Total assets	$2,873,894	$1,430,708

Liabilities and Shareholders' Equity

Liabilities
Deposits
Noninterest-bearing deposits	$744,960	$362,036
Savings and interest-bearing deposits	1,120,566	440,585
Time deposits	368,622	251,706
Total deposits	2,234,148	1,054,327

Short-term borrowings	145,993	186,009
Long-term borrowings	40,000	60,000
Trust preferred debentures	3,883	—
Other liabilities and accrued expenses	28,246	9,842
Total liabilities	2,452,270	1,310,178

Shareholders' Equity
Common stock, par value $0.835, authorized 60,000,000 shares, issued and outstanding, 2017- 20,534,163 and 2016 - 10,636,242	17,146	8,881
Additional paid-in capital	307,670	21,779
Retained earnings	98,584	91,439
Accumulated other comprehensive loss, net	(1,776)	(1,569)
Total shareholders' equity	421,624	120,530
Total liabilities and shareholders' equity	$2,873,894	$1,430,708

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Income
(In Thousands, Except for Share and Per Share Data)

	Year Ended December 31,
	2017	2016	2015
Interest and Dividend Income
Loans	$84,572	$45,639	$40,055
Interest-bearing deposits and federal funds sold	1,199	337	129
Securities	9,709	4,039	3,482
Total interest and dividend income	95,480	50,015	43,666

Interest Expense
Deposits	9,274	5,150	3,648
Short-term borrowings	822	402	252
Long-term borrowings	1,012	752	219
Total interest expense	11,108	6,304	4,119

Net interest income	84,372	43,711	39,547
Provision for loan losses	6,919	2,120	150
Net interest income after provision for loan losses	77,453	41,591	39,397

Noninterest Income
Service fees on deposit accounts	1,998	971	903
Gain on sale of loans	20,080	25,164	19,633
Other income	10,014	5,668	5,529
Total noninterest income	32,092	31,803	26,065

Noninterest Expense
Compensation and employee benefits	43,915	31,778	26,966
Occupancy	3,575	1,685	1,594
Furniture and equipment	3,303	1,359	1,446
Other	30,275	12,968	11,860
Total noninterest expense	81,068	47,790	41,866

Income before income taxes	28,477	25,604	23,596

Provision for income taxes	11,977	9,200	8,177
Net Income	$16,500	$16,404	$15,419

Earnings per common share:
Basic	$0.92	$1.55	$1.46
Diluted	$0.92	$1.54	$1.46

Average outstanding shares:
Basic	17,988,670	10,586,394	10,513,008
Diluted	18,076,304	10,677,561	10,581,871

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$16,500	$16,404	$15,419

Other comprehensive loss:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(417)	(816)	(528)
Less: reclassification adjustment for gains included in net income	—	(52)	(188)
Unrealized gains on interest rate swaps	64	—	—
Tax effect	146	304	255
Net of tax amount	(207)	(564)	(461)

Comprehensive income	$16,293	$15,840	$14,958

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(In Thousands, Except for Share and Per Share Data)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
Balance, December 31, 2014	$8,742	$18,538	$72,168	$(544)	$98,904

Comprehensive income:
Net income	—	—	15,419	—	15,419
Other comprehensive loss	—	—	—	(461)	(461)
Stock options exercised (29,975 shares)	26	354	—	—	380
Issuance of restricted common stock (7,500 shares)	6	122	—	—	128
Dividend reinvestment plan shares issued from reserve (37,707 shares)	31	607	—	—	638
Cash dividends ($0.58 per share)	—	—	(6,202)	—	(6,202)
Stock-based compensation expense recognized in earnings	—	332	—	—	332

Balance, December 31, 2015	$8,805	$19,953	$81,385	$(1,005)	$109,138

Comprehensive income:
Net income	—	—	16,404	—	16,404
Other comprehensive loss	—	—	—	(564)	(564)
Stock options exercised (43,801 shares)	36	496	—	—	532
Issuance of restricted common stock (6,205 shares)	5	123	—	—	128
Dividend reinvestment plan shares issued from reserve (41,485 shares)	35	872	—	—	907
Cash dividends ($0.60 per share)	—	—	(6,350)	—	(6,350)
Stock-based compensation expense recognized in earnings	—	335	—	—	335

Balance, December 31, 2016	$8,881	$21,779	$91,439	$(1,569)	$120,530

Comprehensive income:
Net income	—	—	16,500	—	16,500
Other comprehensive loss	—	—	—	(207)	(207)
Stock options exercised (155,769 shares)	130	2,144	—	—	2,274
Issuance of common stock for business combination (9,516,097 shares)	7,946	277,727	—	—	285,673
Issuance of restricted common stock (4,549 shares)	4	125	—	—	129
Dividend reinvestment plan shares issued from reserve (221,506 shares)	185	5,453	—	—	5,638
Cash dividends ($0.60 per share)	—	—	(9,355)	—	(9,355)
Stock-based compensation expense recognized in earnings	—	442	—	—	442

Balance, December 31, 2017	$17,146	$307,670	$98,584	$(1,776)	$421,624

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31
	2017	2016	2015
Cash Flows from Operating Activities
Net income	$16,500	$16,404	$15,419
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,919	2,120	150
Amortization of intangibles	2,720	—	—
Accretion of unfavorable lease liability	(303)	—	—
Purchase accounting discount amortization	115	—	—
Provision for off balance sheet losses	50	—	109
Accretion of credit mark	(4,296)	—	—
Income from bank-owned life insurance	(1,201)	(558)	(460)
(Gain) loss on sale of securities	1	(109)	89
(Gain) loss on sale of other real estate owned	(109)	35	—
Deferred tax (benefit) expense	8,997	(698)	(534)
Stock-based compensation	442	335	332
Valuation (allowance) release on derivatives	402	(394)	(383)
Net amortization on securities	2,860	2,051	1,077
Depreciation and amortization fixed assets	1,462	515	507
Changes in assets and liabilities:
Decrease (increase) in valuation of loans held for sale carried at fair value	(98)	669	240
Originations of loans held for sale	(432,678)	(537,076)	(484,747)
Proceeds from sales of loans held for sale	436,453	544,866	485,398
Increase in other assets	(9,223)	(2,113)	(1,470)
Increase in other liabilities	3,258	230	382
Net cash provided by operating activities	32,271	26,277	16,109
Cash Flows from Investing Activities
Proceeds from maturities, calls and prepayments of securities available-for-sale	35,555	15,883	18,180
Proceeds from sale of available-for-sale securities	183,065	13,200	31,151
Purchases of securities available-for-sale	(201,365)	(65,734)	(86,264)
Proceeds from maturities, calls and prepayments of securities held-to-maturity	68	5,000	—
Purchases of Federal Reserve and Federal Home Loan Bank Stock	(32,579)	(9,761)	(13,843)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank Stock	30,218	6,928	15,545
Purchase of bank owned life insurance	—	(10,000)	—
Net increase in loans	(116,614)	(161,895)	(110,861)
Proceeds from the settlement of other real estate owned	4,222	463	—
Purchases of premises and equipment	(703)	(871)	(232)
Cash acquired in business combination	90,940	—	—
Net cash used in investing activities	(7,193)	(206,787)	(146,324)
Cash Flows from Financing Activities

Net increase in demand, interest-bearing demand and savings deposits	211,873	201,113	114,860
Net (decrease) increase in time deposits	(88,678)	(60,530)	43,441
Net increase (decrease) in securities sold under agreement to repurchase	(31,990)	35,880	(4,506)
Net increase (decrease) in other short-term borrowings	(34,059)	59,000	(90,000)
Net (decrease) increase in long-term borrowings	(49,941)	5,000	55,000
Proceeds from issuance of common stock	8,326	1,567	1,146
Dividends paid	(9,355)	(6,350)	(9,866)
Net cash provided by financing activities	6,176	235,680	110,075

Increase (decrease) in cash and cash equivalents	31,254	55,170	(20,140)
Cash and Cash Equivalents
Beginning	91,059	35,889	56,029
Ending	$122,313	$91,059	$35,889
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$10,957	$6,324	$4,094
Cash payments for income taxes	$8,174	$10,020	$8,769
Supplemental Disclosures of Noncash Investing Activities
Unrealized (loss) gain on securities available for sale	$(415)	$(868)	$(709)
Transfers of loans held for investment to other real estate owned	$—	$129	$—
Other real estate owned transferred to other assets due to FHA guarantee	$—	$(129)	$—
Purchased land transferred to other assets held for sale	$(643)	$—	$—
Transactions Related to Business Combination
Increase in assets and liabilities:
Loans	(815,785)	—	—
Securities	(244,123)	—	—
Other assets	(358,860)	—	—
Noninterest-bearing deposits	282,752	—	—
Interest-bearing deposits	773,867	—	—
Trust preferred debentures	3,824	—	—
Borrowings	55,925	—	—
Other liabilities	16,721	—	—

See accompanying notes to consolidated financial statements.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of Operations - Access National Corporation (the “Corporation “) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The holding company was formed on June 15, 2002. The Corporation has three active wholly owned subsidiaries:  Access National Bank (the “Bank” or “ANB”); Middleburg Investment Group ("MIG"); and MFC Capital Trust II.

The Bank has three active wholly-owned subsidiaries: Access Real Estate LLC (“Access Real Estate”), a real estate company; ACME Real Estate LLC, a real estate holding company of foreclosed property; and Access Capital Management Holding, LLC (“ACM”), a holding company for Capital Fiduciary Advisors, L.L.C., Access Investment Services, L.L.C. and Access Insurance Group, L.L.C.

MIG has one active wholly-owned subsidiary being Middleburg Trust Company. Middleburg Trust Company was formed in 1994 and acquired by Access on April 1, 2017 in its merger with Middleburg Financial Corporation ("Middleburg"). Middleburg Trust Company is chartered under Virginia law and provides trust services to high net worth individuals,businesses and institutions.

MFC Capital Trust II was formed on December 12, 2003 for the purpose of issuing redeemable Capital Securities and was acquired by Access on April 1, 2017 in its merger with Middleburg.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Access National Corporation and its wholly-owned subsidiaries: Access National Bank and Middleburg Investment Group. All significant inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and to predominant practices within the banking industry.

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

Restrictions on Cash and Cash Equivalents - As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. Those balances include usable vault cash and amounts on deposit with the Federal Reserve Bank of Richmond (“FRB”). At December 31, 2017 and 2016, the amount of daily average required balances was approximately $106.6 million and $43.6 million, respectively. The Mortgage Division held escrow deposits in conjunction with mortgage loans totaling $116 thousand and $196 thousand at December 31, 2017 and 2016, respectively.

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

Loans - The Corporation grants commercial, real estate, and consumer loans to customers in the community in and around the Central and Northern Virginia areas. The loan portfolio is well diversified and generally collateralized by assets of the customers. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Corporation’s market area.

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

Goodwill and Other Intangibles - Goodwill and other indefinite lived assets are not subject to amortization, but are subject to an annual assessment for impairment by applying a fair-value-based test as required by the FASB ASC 350, Goodwill and Other Intangible Assets. Acquired intangible assets are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate the carrying amount of the assets may not be recoverable.

Goodwill and indefinite lived assets are tested for impairment at the reporting unit level on an annual basis or more often if events or circumstances indicate there may be impairment. Testing is conducted in two steps: identifying the potential impairment and then, if necessary, identifying the amount of impairment. The first step (step 1) compares the fair value of the reporting unit to its carrying amount. If the fair value is less than the carrying amount, a second test is conducted by comparing the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The second step (step 2) of impairment testing is necessary only if the reporting unit does not pass step 1. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. Selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings most representative of fair value.
Intangible assets are amortized or tested for impairment based on whether they have finite or indefinite lives. Intangibles that have finite lives are amortized on a straight-line basis over their useful life and tested for impairment whenever events or

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

circumstances indicate the carrying amount of the assets may not be recoverable. Intangibles with indefinite lives are tested annually for impairment. Note 19 provides additional information related to goodwill and other intangibles.

Real Estate Owned - Real estate properties acquired through loan foreclosures are recorded initially at fair value, less expected sales costs. Subsequent valuations are performed by management, and the carrying amount of a property is adjusted by a charge to expense to reflect any subsequent declines in estimated fair value. Fair value estimates are based on recent appraisals and current market conditions. Gains or losses on sales of real estate owned are recognized upon disposition. Real estate owned is included in other assets. At December 31, 2017 and 2016, the Corporation did not have any real estate owned due to foreclosure. The Corporation did have one property with a balance of $643 thousand at December 31, 2017, which had previously been included in premises and equipment reclassified to other real estate owned when it was determined by management the property was no longer needed. The property was subsequently sold in 2018.
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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU supersedes most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Corporation expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. The pronouncement is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Approximately 79% of the Corporation’s revenue comes from net interest income and is explicitly out of scope of the guidance. Additionally, residential mortgage banking income accounts for approximately 16% of revenue and is also out of scope of the guidance. The Corporation has concluded the adoption of the accounting standard will not have a material impact on the Corporation’s revenue recognition patterns or financial presentation and disclosures. The new standard is largely consistent with the existing guidance and current practices applied by our businesses with the primary impact related to a change in the timing of recognition of revenues derived from the Trust and Wealth Management segment. We will adopt this guidance using the modified retrospective approach in first quarter of 2018.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10). This ASU requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in the ASU are effective beginning after December 15, 2017. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The ASU requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2018, using a modified retrospective approach, and early adoption is permitted. The Corporation is currently evaluating the impact the pronouncement will have on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU amends ASC Topic 718, Compensation – Stock Compensation. The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU was effective for interim and annual periods beginning after December 15, 2016. The Corporation adopted the accounting standard during the first quarter of 2017 with no material impact to the financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities by eliminating the probable initial recognition threshold (incurred loss methodology) and requiring entities to reflect its current estimate of all expected credit losses. The amendments in the ASU are effective beginning after December 15, 2019 and for interim periods within that year. Early adoption is permitted beginning after December 15, 2018. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. Management is currently evaluating the potential impact of ASU 2016-13 on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was issued to reduce diversity in how certain cash receipts and cash payments are being presented and classified in the statement of cash flows. Guidance provided in the ASU are specific to eight cash flow issues being: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt or other debt instruments with

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

interest rates that are insignificant to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds received from the settlement of life insurance claims; proceeds received from the settlement of bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Under current GAAP, recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to a third party. The amendments in this ASU eliminate the exception for an intra-entity transfer of an asset other than inventory thereby requiring an entity to recognize the income tax consequences when the transfer occurs. The amendments in the ASU are effective beginning after December 15, 2017 and for interim periods within that year. Early adoption is permitted. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. The adoption of this guidance should not have a material effect on the Corporation’s financial condition or results of operations.

In January 2017, the FASB issued ASU No. 2017-4, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued with the intent to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-4 must be applied prospectively and is effective for the Corporation on January 1, 2020. Early adoption is permitted. The Corporation does not expect the new guidance to have a material impact on its Consolidated Financial Statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation, which amended the requirements in the Compensation-Stock Compensation Topic of the ASC related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Corporation for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Corporation does not expect these amendments to have a material effect on its financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU is effective for the Corporation in annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Corporation is currently evaluating the impact of this guidance, but does not expect the guidance to have a material impact on its Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU was issued to address the income tax accounting treatment of the stranded tax effects within accumulated other comprehensive income due to the

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Reform Act on December 22, 2017 that changed the Corporation’s income tax rate from 35% to 21% effective January 1, 2018. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, public business entities are allowed to early adopt in any interim period for which the financial statements have not yet been issued. The amendments of the ASU may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized. The Corporation intends to early adopt the new standard during 2018 and plans to make an election to reclassify the stranded tax effects from accumulated other comprehensive loss to retaining earnings at the beginning of the period of adoption.

Note 2. Securities

The following tables provide the amortized costs and fair values for the categories of available-for-sale securities and held-to-maturity securities at December 31, 2017 and 2016. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at estimated fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income in shareholders’ equity. The estimated fair value of available-for-sale securities is impacted by interest rates, credit spreads, market volatility, and liquidity.

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Treasury notes	$50	$—	$—	$50
U.S. Government agencies	5,086	—	(21)	5,065
Mortgage backed securities	263,004	66	(2,615)	260,455
Corporate bonds	4,486	5	(9)	4,482
Asset Backed Securities	34,092	19	(511)	33,600
Certificates of deposit	1,976	5	—	1,981
Municipals	100,081	1,586	(1,233)	100,434
CRA Mutual fund	1,500	—	(121)	1,379
	$410,275	$1,681	$(4,510)	$407,446

Held-to-maturity:
U.S. Government agencies	$5,000	$9	$—	$5,009
Municipals	10,721	675	(26)	11,370
	$15,721	$684	$(26)	$16,379

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 2. Securities (continued)

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Government agencies	$5,106	$—	$(112)	$4,994
Mortgage backed securities	120,794	177	(1,164)	119,807
Corporate bonds	8,631	35	—	8,666
Asset Backed Securities	13,105	17	(258)	12,864
Certificates of deposit	1,976	33	—	2,009
Municipals	45,392	172	(1,205)	44,359
CRA Mutual fund	1,500	—	(109)	1,391
	$196,504	$434	$(2,848)	$194,090

Held-to-maturity:
U.S. Government agencies	$5,000	$46	$—	$5,046
Municipals	4,200	66	(19)	4,247
	$9,200	$112	$(19)	$9,293

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 2. Securities (continued)

The amortized cost and estimated fair value of securities as of December 31, 2017 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because the securities may be called or prepaid without any penalties.

	December 31, 2017
	Amortized Cost	Estimated Fair Value
	(In Thousands)
Available-for-sale:
US Treasury and Agencies:
Due in one year or less	$50	$50
Due after one through five years	5,086	5,066
Municipals - nontaxable:
Due in one year or less	723	729
Due after one through five years	7,587	7,482
Due after five through ten years	8,784	8,758
Due after ten through fifteen years	29,641	30,146
Due after fifteen years	53,346	53,318
Asset Backed Securities:
Due after five through ten years	3,064	3,079
Due after ten through fifteen years	11,557	11,410
Due after fifteen years	19,471	19,111
Certificates of deposit:
Due after one through five years	1,976	1,981
Corporate bonds:
Due after one through five years	4,486	4,482
Mortgage backed securities:
Due after one through five years	60,082	59,911
Due after five through ten years	90,107	89,165
Due after ten through fifteen years	4,424	4,314
Due after fifteen years	108,391	107,065

CRA Mutual fund	1,500	1,379
	$410,275	$407,446

Held-to-maturity:
US Treasury and Agencies:
Due in one year or less	$5,000	$5,009
Municipals:
Due after one through five years	1,985	2,004
Due after five through ten years	1,606	1,639
Due after ten through fifteen years	552	529
Due after fifteen years	6,578	7,198
	$15,721	$16,379

The estimated fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes amounted to $351.8 million and $178.7 million at December 31, 2017 and 2016, respectively.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Restricted Stock

The Corporation’s restricted stock consists of FHLB stock and FRB stock. The costs of the restricted stock as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
	(In Thousands)
Restricted Stock:

FRB stock	$8,407	$999

FHLB stock	8,165	9,093
	$16,572	$10,092

Investment securities available-for-sale and held-to-maturity that had an unrealized loss position at December 31, 2017 and December 31, 2016 are detailed below.

	Securities in a loss Position for less than 12 Months		Securities in a loss Position for 12 Months or Longer		Total
December 31, 2017	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$193,844	$1,531	$43,190	$1,084	$237,034	$2,615
U.S. Government agencies	5,066	21	—	—	5,066	21
Municipals	15,096	693	15,031	540	30,127	1,233
Corporate bonds	2,630	9	—	—	2,630	9
Asset backed securities	13,299	200	8,945	311	22,244	511
CRA Mutual fund	—	—	1,379	121	1,379	121
Total	$229,935	$2,454	$68,545	$2,056	$298,480	$4,510

Investment securities held-to-maturity:

Municipals	$1,043	$3	$529	$23	$1,572	$26
Total	$1,043	$3	$529	$23	$1,572	$26

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 2. Securities (continued)

	Securities in a loss Position for less than 12 Months		Securities in a loss Position for 12 Months or Longer		Total
December 31, 2016	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:

Mortgage backed securities	$62,145	$(541)	$19,768	$(623)	$81,913	$(1,164)
U.S. Government agencies	4,994	(112)	—	—	4,994	(112)
Municipals	28,147	(1,205)	—	—	28,147	(1,205)
Asset backed securities	1,286	(37)	7,077	(221)	8,363	(258)
CRA Mutual fund	—	—	1,391	(109)	1,391	(109)
Total	$96,572	$(1,895)	$28,236	$(953)	$124,808	$(2,848)

Investment securities held-to-maturity:

Municipals	$536	$(19)	$—	$—	$536	$(19)
Total	$536	$(19)	$—	$—	$536	$(19)

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

Mortgage-backed

The Corporation’s unrealized losses on available-for-sale mortgage backed securities were caused by interest rate fluctuations. At December 31, 2017, fifty-nine securities had unrealized losses of $2.6 million. All fifty-nine securities are backed by the United States Government or a Government Sponsored Entity. The Corporation’s intent is to hold these securities until a market price recovery or maturity, and it has been determined that it is more likely than not that the Corporation will not be required to sell these securities before their anticipated recovery. As such, the Corporation does not consider these investments other than temporarily impaired.

US Government agencies

The Corporation’s unrealized loss on its U.S. Government Agency obligation was caused by interest rate fluctuations. On December 31, 2017, one available for sale security had an unrealized loss of $21 thousand. The severity and duration of this unrealized loss will fluctuate with interest rates in the economy. Based on the credit quality of the agency, the Corporation’s intent to hold this security until a market price recovery or maturity, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Asset backed securities

The Corporation’s unrealized losses on its other investments were caused by interest rate fluctuations. At December 31, 2017, thirteen securities had unrealized losses of $511 thousand. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recoveries, the Corporation does not consider these investments other than temporarily impaired.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 2. Securities (continued)

Municipals

The Corporation’s unrealized losses on its municipal investments were caused by interest rate fluctuations. At December 31, 2017, two held-to-maturity municipal had an unrealized loss of $26 thousand while twenty-seven available-for-sale municipals had unrealized losses of $1.2 million. Based on the credit quality of the issuers, the Corporation’s intent to hold these securities until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these investments other than temporarily impaired.

Corporate bonds

The Corporation’s unrealized losses on its corporate bonds were caused by interest rate fluctuations. At December 31, 2017, one security had an unrealized loss of $9 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

Mutual fund

The Corporation’s unrealized loss on its CRA mutual fund investment was caused by interest rate fluctuations. At December 31, 2017, one security had an unrealized loss of $121 thousand. Based on the credit quality of the issuer, the Corporation’s intent to hold this security until a market price recovery, and the determination that it is more likely than not that the Corporation will not be required to sell the security before its anticipated recovery, the Corporation does not consider this investment other than temporarily impaired.

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or repledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of December 31, 2017 and 2016, the obligations outstanding under these repurchase agreements totaled $51.1 million and $17.0 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2017 was $63.3 million in total and consisted of $11.6 million in municipal securities, $47.4 million in mortgage-backed securities, $1.7 million in corporate bonds, $1.2 million in asset-backed securities, and $1.4 million in CRA mutual funds. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2016 was $21.4 million in total and consisted of $4.7 million in municipal securities, $6.9 million in mortgage backed securities, $5.9 million in corporate bonds, and $2.5 million in asset-backed securities.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses

The composition of net loans is summarized as follows:

	Year Ended December 31,
(Dollars In Thousands)	2017	Percentage of Total	2016	Percentage of Total
Commercial real estate - owner occupied	$467,082	23.60%	$250,440	23.87%
Commercial real estate - non-owner occupied	436,083	22.04	184,688	17.59
Residential real estate	489,669	24.74	204,413	19.47
Commercial	463,652	23.43	311,486	29.67
Real estate construction	97,481	4.93	91,822	8.75
Consumer	24,942	1.26	6,849	0.65
Total loans	$1,978,909	100.00%	$1,049,698	100.00%
Less allowance for loan losses	15,805		16,008
Net loans	$1,963,104		$1,033,690

Unearned income and net deferred loan fees and costs totaled $3.1 million and $2.4 million at December 31, 2017 and 2016, respectively. Loans pledged to secure borrowings at the FHLB totaled $492.2 million and $266.6 million at December 31, 2017 and 2016, respectively.

Allowance for Loan Losses

The allowance for loan losses totaled $15.8 million and $16.0 million at year end December 31, 2017 and 2016, respectively. The allowance for loan losses was equivalent to 0.80% and 1.53% of total loans held for investment at December 31, 2017 and 2016, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

ACCESS NATIONAL CORPORATION
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

The following provides detailed information about the changes in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 as well as the recorded investment in loans at December 31, 2017 and 2016.

	Allowance for Loan Losses
Twelve months ended December 31, 2017	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balance	$2,943	$2,145	$2,510	$7,053	$1,277	$80	$16,008
Charge-offs	—	—	—	(7,457)	—	(27)	(7,484)
Recoveries	17	—	131	209	—	5	362
Provisions	1,320	959	(460)	5,645	(571)	26	6,919
Ending Balance	$4,280	$3,104	$2,181	$5,450	$706	$84	$15,805

Twelve months ended December 31, 2016	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balance	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	40	285	—	—	325
Provisions	(99)	283	(392)	2,156	221	(49)	2,120
Ending Balance	$2,943	$2,145	$2,510	$7,053	$1,277	$80	$16,008

Twelve months ended December 31, 2015	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance for loan losses:
Beginning Balance	$3,229	$1,894	$3,308	$4,284	$596	$88	$13,399
Charge-offs	—	—	—	(186)	—	—	(186)
Recoveries	—	—	61	102	37	—	200
Provisions	(187)	(32)	(507)	412	423	41	150
Ending Balance	$3,042	$1,862	$2,862	$4,612	$1,056	$129	$13,563

Loans acquired in a transfer, including in business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments, are accounted for as purchased credit impaired loans. Purchased credit impaired loans are initially recorded at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, the historical allowance for loan losses related to these loans is not carried over.

Accounting for purchased credit impaired loans involves estimating fair value, at acquisition, using the principal and interest cash flows expected to be collected discounted at the prevailing market rate of interest. The excess of cash flows expected to be collected over the estimated fair value at the acquisition date is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loans. The difference between contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

nonaccretable difference and is not recorded. Any decreases in cash flows expected to be collected (other than due to decreases in interest rate indices and changes in prepayment and assumptions) will be charged to the provision for loan losses, resulting in an increase to the allowance for loan losses.

The following table present the changes in the accretable yield for purchased credit impaired loans for the year ended December 31, 2017:

(In Thousands)	2017
Accretable yield, beginning of period	$—
Additions	557
Accretion	(313)
Reclassification from (to) nonaccretable difference	—
Other changes, net	—
Accretable yield, end of period	$244

	Recorded Investment in Loans
December 31, 2017	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$4,280	$3,104	$2,181	$5,450	$706	$84	$15,805
Ending balance: individually evaluated for impairment	$—	$—	$—	$234	$186	$—	$420
Ending balance: collectively evaluated for impairment	$4,280	$3,104	$2,181	$5,216	$520	$84	$15,385
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans
Ending balance:	$467,082	$436,083	$489,669	$463,652	$97,481	$24,942	$1,978,909
Ending balance: individually evaluated for impairment	$1,393	$—	$166	$3,107	$865	$182	$5,713
Ending balance: collectively evaluated for impairment	$464,030	$435,109	$487,390	$460,369	$96,616	$24,713	$1,968,227
Ending balance: loans acquired with deteriorated credit quality	$1,659	$974	$2,113	$176	$—	$47	$4,969

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

December 31, 2016	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Residential real estate	Commercial	Real estate construction	Consumer	Total
	(In Thousands)
Allowance
Ending balance:	$2,943	$2,145	$2,510	$7,053	$1,277	$80	$16,008
Ending balance: individually evaluated for impairment	$—	$—	$—	$2,805	$221	$—	$3,026
Ending balance: collectively evaluated for impairment	$2,943	$2,145	$2,510	$4,248	$1,056	$80	$12,982
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans
Ending balance:	$250,440	$184,688	$204,413	$311,486	$91,822	$6,849	$1,049,698
Ending balance: individually evaluated for impairment	$335	$—	$606	$6,182	$940	$—	$8,063
Ending balance: collectively evaluated for impairment	$250,105	$184,688	$203,807	$305,304	$90,882	$6,849	$1,041,635
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

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

Pass - The condition of the borrower and the performance of the loan are satisfactory or better.

Special mention - A special mention asset has one or more potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

The Bank did not have any loans classified as loss or doubtful at December 31, 2017 and 2016. It is the Bank’s policy to charge-off any loan once the risk rating is classified as loss.

The profile of the loan portfolio, as indicated by risk rating, as of December 31, 2017 and 2016 is shown below.

	December 31, 2017
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$465,464	$1,639	$758	$—	$—	$(779)	$467,082
Commercial real estate - non-owner occupied	437,087	—	—	—	—	(1,004)	436,083
Residential real estate	487,800	189	1,835	—	—	(155)	489,669
Commercial	461,091	1,615	1,750	—	—	(804)	463,652
Real estate construction	92,522	5,349	—	—	—	(390)	97,481
Consumer	24,928	—	10	—	—	4	24,942
Total	$1,968,892	$8,792	$4,353	$—	$—	$(3,128)	$1,978,909

	December 31, 2016
Credit Risk Profile by Risk Rating	Pass	Special Mention	Substandard	Doubtful	Loss	Unearned Income	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$247,001	$1,213	$2,807	$—	$—	$(581)	$250,440
Commercial real estate - non-owner occupied	185,020	300	—	—	—	(632)	184,688
Residential real estate	202,762	932	878	—	—	(159)	204,413
Commercial	287,978	4,544	19,561	—	—	(597)	311,486
Real estate construction	91,296	—	940	—	—	(414)	91,822
Consumer	6,848	—	—	—	—	1	6,849
Total	$1,020,905	$6,989	$24,186	$—	$—	$(2,382)	$1,049,698

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

	December 31, 2017
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$466,016	$1,066	$467,082
Commercial real estate - non-owner occupied	436,083	—	436,083
Residential real estate	489,669	—	489,669
Commercial	461,139	2,513	463,652
Real estate construction	96,616	865	97,481
Consumer	24,760	182	24,942
Total	$1,974,283	$4,626	$1,978,909

	December 31, 2016
Credit Risk Profile Based on Payment Activity	Performing	Non-Performing	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$250,440	$—	$250,440
Commercial real estate - non-owner occupied	184,688	—	184,688
Residential real estate	203,982	431	204,413
Commercial	305,935	5,551	311,486
Real estate construction	90,882	940	91,822
Consumer	6,849	—	6,849
Total	$1,042,776	$6,922	$1,049,698

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. For reporting purposes, however, loans past due 1 to 29 days are excluded. The delinquency status of the loans in the portfolio is shown below as of December 31, 2017 and 2016. Loans that were on non-accrual status are not included in any past due amounts.

	Age Analysis of Past Due Loans December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$—	$—	$—	$—	$1,066	$466,016	$467,082
Commercial real estate - non-owner occupied	—	—	—	—	—	436,083	436,083
Residential real estate	655	140	213	1,008	—	488,661	489,669
Commercial	138	19	—	157	2,513	460,982	463,652
Real estate construction	—	—	—	—	865	96,616	97,481
Consumer	81	2	—	83	182	24,677	24,942
Total	$874	$161	$213	$1,248	$4,626	$1,973,035	$1,978,909

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

	12/31/2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
	(In Thousands)
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$250,440	$250,440
Commercial real estate - non-owner occupied	—	—	—	—	—	184,688	184,688
Residential real estate	—	97	—	97	431	203,885	204,413
Commercial	438	—	—	438	5,551	305,497	311,486
Real estate construction	—	—	—	—	940	90,882	91,822
Consumer	—	—	—	—	—	6,849	6,849
Total	$438	$97	$—	$535	$6,922	$1,042,241	$1,049,698

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on nonaccrual status with all payments applied to principal under the cost-recovery method. As such, the Bank did not recognize any interest income on its impaired loans for the years ended December 31, 2017, 2016 and 2015.

The table below shows the results of management’s analysis of impaired loans as of December 31, 2017 and 2016.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 3. Loans and the Allowance for Loan Losses (continued)

	Impaired Loans
	December 31, 2017			December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(In Thousands)
With no specific related allowance recorded:
Commercial real estate - owner occupied	$1,066	$1,092	$—	$—	$—	$—
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	431	431	—
Commercial	747	1,080	—	2,748	3,771	—
Real estate construction	—	—	—	—	—	—
Consumer	145	155	—	—	—	—
With a specific related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$—
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial	1,766	1,817	234	2,803	1,400	2,805
Real estate construction	865	952	186	940	994	221
Consumer	37	38	—	—	—	—
Total:
Commercial real estate - owner occupied	$1,066	$1,092	$—	$—	$—	$—
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	431	431	—
Commercial	2,513	2,897	234	5,551	5,171	2,805
Real estate construction	865	952	186	940	994	221
Consumer	182	193	—	—	—	—
	$4,626	$5,134	$420	$6,922	$6,596	$3,026

The table below shows the average recorded investment in impaired loans for the years ended December 31, 2017, 2016 and 2015.

	Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
	(In Thousands)
Commercial real estate - owner occupied	$1,075	$59	$—
Commercial real estate - non-owner occupied	—	2,099	5,572
Residential real estate	—	120	163
Commercial	3,395	4,885	917
Real estate construction	923	1,009	1,086
Consumer	179	—	—
	$5,572	$8,172	$7,738

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is a formal restructure of a loan when the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to a borrower. The Bank classifies these transactions as a TDR if the

ACCESS NATIONAL CORPORATION
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

During 2017, one commercial loan totaling $91 thousand at December 31, 2017 was modified in connection with a troubled debt restructuring. The modification granted the borrower an extension of the maturity date and was deemed to have no material financial effects as a direct result of this modification. Two construction loan totaling $2.0 million at the time of restructure were modified in connection with a troubled debt restructuring during the year ended December 31, 2016. The modification granted the borrower reduced payments for a period of two years as well as a reduction in the interest rate. There were no material financial effects as a direct result of this modification.

No payment defaults occurred during the year ended December 31, 2017 or December 31, 2016 for loans restructured during the preceding 12 month period.

The table below shows the results of management’s analysis of troubled debt restructurings as of December 31, 2017 and 2016.

	Troubled Debt Restructurings
	December 31, 2017			December 31, 2016
	Number of loans	Outstanding balance	Recorded investment	Number of loans	Outstanding balance	Recorded investment
	(Dollars in Thousands)
Performing
Commercial real estate - owner occupied	—	$—	$—	—	$—	$—
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	1	208	166	1	217	175
Commercial	2	921	921	2	967	967
Real estate construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Non-Performing
Commercial real estate - owner occupied	—	$—	$—	—	$—	$—
Commercial real estate - non-owner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial	2	956	956	2	2,000	2,000
Real estate construction	—	—	—	1	994	940
Consumer	—	—	—	—	—	—

Total	5	$2,085	$2,043	6	$4,178	$4,082

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 4. Premises and Equipment

Premises and equipment, net, are summarized as follows:

	December 31,
	2017	2016
	(In Thousands)
Land	$6,810	$1,342
Premises	14,556	5,832
Leasehold improvements	6,802	1,351
Furniture and equipment	5,884	4,661
Construction in process	1,159	—
	35,211	13,186
Less accumulated depreciation	(7,414)	(6,102)
	$27,797	$7,084

Depreciation and amortization expense included in operating expenses for the years ended December 31, 2017, 2016, and 2015, was $1.4 million, $515 thousand, and $507 thousand, respectively.

Note 5. Deposits

The composition of deposits is summarized as follows at December 31:

	2017		2016
	Amount	Percentage of Total	Amount	Percentage of Total
	(Dollars In Thousands)
Interest-bearing demand deposits	$486,621	21.78%	$126,189	11.97%
Savings and money market	580,827	26.00	270,310	25.64
CDARS - time deposits	21,582	0.97	34,290	3.25
CDARS/ICS non-maturity deposits	48,011	2.15	40,925	3.88
Brokered deposits	51,028	2.28	57,389	5.44
Time deposits	301,119	13.48	163,188	15.48
Total interest-bearing deposits	1,489,188	66.66	692,291	65.66
Noninterest-bearing demand deposits	744,960	33.34	362,036	34.34
Total deposits	$2,234,148	100.00%	$1,054,327	100.00%

The aggregate amount of time deposits with a minimum denomination of $250,000 was $167.0 million for 2017 and $96 million for 2016.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 5. Deposits (continued)

At December 31, 2017, the scheduled maturities of time deposits were as follows:

Year	Amount
(In Thousands)
2018	$181,913
2019	136,645
2020	24,751
2021	9,103
2022	6,469
Later years	9,741
$368,622

Brokered deposits totaled $120.621 million and $132.604 million at December 31, 2017 and 2016, respectively, which includes $69.593 million and $75.215 million, respectively, in CDARS deposits.

Note 6. Borrowings

The Bank is a member of the FHLB and may borrow funds based on criteria established by the FHLB. The FHLB may call these borrowings if the adjusted collateral balance falls below the borrowing level. The borrowing arrangements available from the FHLB could be either short-term or long-term borrowings, depending upon the Bank’s related cost and needs.

Advances from the FHLB for the years ended December 31, 2017 and 2016 are summarized below:

	2017	2016
	(Dollars In Thousands)
Balance outstanding at end of year	$135,000	$189,000
Average balance outstanding	$124,301	$125,047
Maximum outstanding at any month-end	$185,000	$189,000
Average interest rate during the year	1.15%	0.91%
Average interest rate at end of year	1.36%	0.91%

The scheduled maturity dates and related fixed interest rates on advances from the FHLB at December 31, 2017 are summarized as follows (dollars in thousands):

Maturity Date	Interest Rate	Outstanding Amount
3/13/2018	1.47%	$65,000
3/27/2018	1.22%	10,000
10/2/2018	1.02%	10,000
11/26/2018	1.43%	10,000
4/4/2019	1.13%	20,000
10/2/2019	1.32%	10,000
10/2/2020	1.54%	10,000
		$135,000
Information concerning securities sold under agreements to repurchase and federal funds purchased for the years ended December 31, 2017 and 2016 is summarized below:

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 6. Borrowings (continued)

	2017	2016
	(Dollars In Thousands)
Balance outstanding at end of year	$51,052	$57,009
Average balance outstanding	$38,191	$16,270
Maximum outstanding at any month-end	$62,651	$57,009
Average interest rate during the year	0.10%	0.10%
Average interest rate at end of year	0.10%	0.68%

Repurchase agreements totaled $51.1 million and $17.0 million at December 31, 2017 and 2016, respectively. They are classified as secured borrowings and generally mature within one business day from the transaction date. They are reflected as the amount of cash received in connection with the transaction. In addition, nothing in federal funds lines with other financial institutions were outstanding at December 31, 2017, leaving $62.5 million available for short-term funding needs. Federal funds purchased are overnight, unsecured borrowings.

The Bank has remaining lines of credit available with the FHLB which totaled $254.0 million at December 31, 2017. The FHLB advances are secured by a blanket floating lien on certain 1-4 family residential, HELOCS, second mortgages, commercial mortgages and investment securities with carrying values of $492.2 million at December 31, 2017.

On December 12, 2003, MFC Capital Trust II, a wholly owned subsidiary of the Corporation which was acquired on April 1, 2017, was formed for the purpose of issuing redeemable Capital Securities.  On December 19, 2003, $5.0 million of trust-preferred securities were issued through a pooled underwriting totaling approximately $344 million.  The securities have a LIBOR-indexed floating rate of interest.

During 2017, the interest rates ranged from 3.89% to 4.23%.  For the year ended December 31, 2017, the weighted-average interest rate was 4.09%.  The securities have a mandatory redemption date of January 23, 2034, and are subject to varying call provisions beginning January 23, 2009. The principal asset of the trust is $5.2 million of the Corporation’s junior subordinated debt securities with like maturities and like interest rates to the Capital Securities.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 Capital after its inclusion.  The portion of the trust preferred securities not considered as Tier 1 Capital may be included in Tier 2 Capital.  On December 31, 2017, all of the Corporation’s trust preferred securities are included in Tier I Capital.

The obligations of the Corporation with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Corporation of the trust's obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities. There were no deferred interest payments on the junior subordinated debt securities at December 31, 2017.

Note 7. Income Taxes

Current income tax expense represents the amounts expected to be reported on the Corporation’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation made key changes to U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018.

The Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 7. Income Taxes (continued)

enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Corporation revalued its ending net deferred tax assets at December 31, 2017, and recognized a provisional $3.5 million tax expense in the Corporation’s consolidated statement of income for the year ended December 31, 2017. We are still analyzing certain aspects of the new law and refining our calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. The Corporation's evaluation of the impact of the Tax Reform Act is subject to refinement for up to one year after the enactment per the guidance under ASC 740, Accounting for Uncertainty in Income Taxes, and SAB 118.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 7. Income Taxes (continued)

Net deferred tax assets consisted of the following components as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$3,446	$5,760
Deferred fees	682	857
Allowance for loan losses on mortgage loans sold	339	557
Allowance for off balance sheet losses	174	270
Stock options	44	79
Securities available for sale	617	869
Fair value adjustment for acquired assets/liabilities	698	—
Acquisition accounting adjustments	6,008	—
Other	144	197
	$12,152	$8,589
Deferred tax liability:
Depreciation	$347	$147
Acquisition accounting adjustments	6,067	—
Other	192	88
	$6,606	$235
Net deferred tax assets included in other assets	$5,546	$8,354

The provision for income taxes charged to operations for the years ended December 31, 2017, 2016, and 2015 consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Current tax expense	$2,980	$9,898	$8,711
Deferred tax (benefit)	8,997	(698)	(534)
	$11,977	$9,200	$8,177

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2017, 2016, and 2015 as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Computed "expected" tax expense	$9,967	$8,961	$8,259
Increase (decrease) in income taxes resulting from:
Tax reform	3,524	—	—
State income taxes, net of federal benefit	127	117	92
Tax exempt income and interest	(1,305)	(409)	(257)
Merger related expenses, nondeductible	550	344	—
Low income housing tax credits	(586)	—	—
Other	(300)	187	83
	$11,977	$9,200	$8,177

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 7. Income Taxes (continued)

As of December 31, 2017 and 2016, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect a significant increase or decrease in the next 12 months of unrecognized tax benefits. The Corporation recognizes interest and penalties related to unrecognized tax benefits as Interest Expense and Other Noninterest Expense, respectively, and not as part of the tax provision. The Corporation did not recognize a material amount of interest expense or penalties for the years ended December 31, 2017, 2016, and 2015. In addition, there were no interest or penalties accrued at December 31, 2017 or 2016. The Corporation is no longer subject to examination for federal and state purposes for tax years prior to 2014.

Note 8. Commitments and Contingent Liabilities

The Corporation is committed under non-cancelable and month-to-month operating leases for its office locations. Rent expense associated with these operating leases for the years ended December 31, 2017, 2016, and 2015 totaled $2.2 million, $878.0 thousand, and $807.0 thousand, respectively.

The following is a schedule of future minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year.

Year	Amount
(In Thousands)
2018	$1,693
2019	1,775
2020	1,780
2021	1,740
2022	1,708
Thereafter	16,499
$25,195

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

At December 31, 2017 and 2016 the Mortgage Division had open forward contracts with notional values of $39.3 million and $54.3 million, respectively. At December 31, 2017 and 2016, the Mortgage Division did not have any open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was $56 thousand and $102 thousand at December 31, 2017 and 2016, respectively. Certain additional risks arise from these forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Mortgage Division does not expect any counterparty to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that if the Mortgage Division does not close the loans subject to interest rate risk lock

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 8. Commitments and Contingent Liabilities (continued)

commitments, they will be obligated to deliver MBS to the counterparty under the forward sales agreement. Should this be required, the Mortgage Division could incur significant costs in acquiring replacement loans or MBS and such costs could have an adverse effect on mortgage banking operations in future periods.

Interest rate lock commitments totaled $20.0 million and $37.9 million at December 31, 2017 and 2016, respectively, and included $3.2 million and $7.3 million that were made on a Best Efforts basis at December 31, 2017 and 2016, respectively. Fair values of these best efforts commitments were $23 thousand and $82 thousand at December 31, 2017 and 2016, respectively. The remaining hedged interest rate lock commitments totaling $16.8 million and $30.6 million at December 31, 2017 and 2016 had a fair value of $297 thousand and $484 thousand, respectively.

The Mortgage Division makes representations and warranties that loans sold to investors meet their program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. At December 31, 2017 and 2016 the balance in this reserve totaled $953 thousand and $1,029 thousand, respectively.

Allowance For Losses on Mortgage Loans Sold

	Year Ended December 31,
	2017	2016
	(In Thousands)
Balance at beginning of year	$1,029	$1,029
Provision charged to operating expense	—	—
Recoveries	—	—
Charge-offs	(76)	—
Balance at end of year	$953	$1,029

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had approximately $82.8 million and $25.1 million in outstanding commitments at December 31, 2017 and 2016, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Corporation had approximately $468.2 million and $330.0 million in unfunded lines of credit whose contract amounts represent credit risk at December 31, 2017 and 2016, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $14.3 million and $9.6 million at December 31, 2017 and 2016, respectively.

The Bank has a letter of credit agreement with the Commonwealth of Virginia Treasury Board pertaining to its public deposits program. Under the terms of the letters of credit agreement, the Commonwealth of Virginia Treasury Board in accordance with the Security for Public Deposits Act has approved the use of a letter of credit issued by the FHLB as collateral by the Bank. The maximum amount available under the letter of credit is $65 million. The letter of credit expired in August 2017 with an automatic one-year extension until August 2018.

In addition to the above, the Corporation is subject to risks related to the mortgage origination operations of the Mortgage Division of the Bank. See Note 8 for a discussion of those risks.

Note 10. Related Party Transactions

The Corporation has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with parties not related to the Corporation and which did not present more than the normal risk of collectability or other unfavorable terms. These related parties were indebted to the Corporation for loans totaling $19.2 million at December 31, 2017, and $10.8 million at December 31, 2016. During 2017, total principal additions were $320 thousand and total principal payments and changes in related parties’ debt were $412 thousand. The Corporation also has outstanding unused commitments to related parties amounting to $650 thousand at December 31, 2017. The aggregate amount of deposits at December 31, 2017 and 2016 from directors and officers or their immediate family members was $88.2 million and $35.6 million, respectively.

Note 11. Share Based Compensation Plans

The Corporation established the Access National Corporation 2009 Stock Option Plan (“the 2009 Plan”) which was approved by shareholders on May 19, 2009. The 2009 Plan reserved 975,000 shares of the Corporation’s common stock, $0.835 par value, for issuance under the plan. The 2009 Plan allowed for stock options to be granted with an exercise price equal to the fair

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 11. Stock Options Plan (continued)

market value at the date of grant. The expiration dates on options granted under this plan were generally five years from the grant date.

Total compensation cost for share-based payment arrangements recognized in 2017, 2016, and 2015 was $442 thousand, $335 thousand, and $332 thousand, respectively.

Cash received from option exercises under share-based payment arrangements for 2017, 2016, and 2015 was $2.3 million, $532 thousand, and $380 thousand, respectively.

Changes in the stock options outstanding under the 2009 Plan, for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

	Year Ended December 31,
	2017		2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	481,381	$16.52	407,832	$15.33	316,423	$14.02
Granted	185,600	27.85	129,550	18.77	125,434	18.03
Exercised	(155,769)	14.60	(43,801)	12.15	(29,975)	12.62
Lapsed or canceled	(3,720)	15.69	(12,200)	16.54	(4,050)	16.40
Outstanding at end of year	507,492	$21.26	481,381	$16.52	407,832	$15.33
Options exercisable at end of year	142,859	$16.65	173,781	$14.49	105,889	$12.99

Options outstanding and exercisable at year end 2017 were as follows:

	Options Outstanding				Options Exercisable
		Weighted- Average	Weighted			Weighted- Average	Weighted
Range of		Remaining	Average			Remaining	Average
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Contractual	Exercise	Intrinsic
Price	Outstanding	Life (in yrs)	Price	Value	Exercisable	Life (in yrs)	Price	Value
$12.79-$19.85	311,142	1.89	$17.24	$3,297	139,484	1.26	$16.50	$1,582
$20.34-$28.17	196,350	4.32	27.62	56	3,375	3.45	22.99	17
	507,492	2.83	$21.26	$3,353	142,859	2.91	$16.65	$1,599

The fair value of stock options granted was estimated using the Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected life of options granted	5.00 Years	4.12 Years	4.09 Years
Risk-free interest rate	1.49%	1.25%	1.06%
Expected volatility of stock	29%	30%	30%
Annual expected dividend yield	3%	3%	3%
Fair value of granted options	$1,143,434	$473,272	$357,456
Nonvested Options	364,633	307,600	301,943

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 11. Stock Options Plan (continued)

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $2.0 million, $340 thousand, and $239 thousand, respectively. The weighted average grant date fair value of options granted during the years 2017, 2016, and 2015 were $6.16, $4.12, and $2.85, respectively.

The total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2009 Plan as of December 31, 2017 was $1.1 million. The cost is expected to be recognized over a weighted average period of 1.6 years.

In August 2017 the Corporation established the Access National Corporation 2017 Equity Compensation Plan (“the 2017 Plan”) which was approved by shareholders on October 26, 2017. The 2017 Plan authorizes the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance cash awards. Awards may be granted under the 2017 Plan to key employees, non-employee directors, consultants and advisors to the Corporation and certain of its subsidiaries. The 2017 Plan reserves 1.5 million shares of the Corporation's common stock, $0.835 par value, for issuance under the 2017 Plan. As of December 31, 2017, no equity awards had been granted under the 2017 Plan. Awards previously granted under the 2009 Plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2009 Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1, and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2017 and 2016, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2017 the Corporation and Bank exceeded the minimum required ratios for “well capitalized” as defined by the federal banking regulators. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institutions’ category.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 12. Capital Requirements (continued)

The Corporation’s and Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016 are presented in the table below:

					Minimum To Be Well Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
December 31, 2017
Total Capital
(to Risk-Weighted Assets)
Corporation	$257,139	12.25%	$183,670	8.750%	$209,909	10.00%
Bank	$243,301	11.66%	$182,517	8.750%	$208,591	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$240,535	11.46%	$141,689	6.750%	$167,927	8.00%
Bank	$225,743	10.82%	$140,799	6.750%	$166,873	8.00%
Tier 1 Capital
(to Average Assets)
Corporation	$240,535	8.48%	$148,986	5.250%	$141,892	5.00%
Bank	$225,743	8.51%	$139,313	5.250%	$132,679	5.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$240,535	11.46%	$83,964	4.00%	$136,441	6.50%
Bank	$225,743	10.82%	$83,436	4.00%	$135,584	6.50%
December 31, 2016
Total Capital
(to Risk-Weighted Assets)
Corporation	$135,009	11.51%	$93,866	8.63%	$117,333	10.00%
Bank	$124,149	10.58%	$93,866	8.63%	$117,332	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$120,317	10.25%	$70,400	6.63%	$93,866	8.00%
Bank	$109,457	9.33%	$70,399	6.63%	$93,866	8.00%
Tier 1 Capital
(to Average Assets)
Corporation	$120,317	8.90%	$52,800	5.13%	$58,667	5.00%
Bank	$109,457	8.11%	$60,793	5.13%	$67,547	5.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
Corporation	$120,317	10.25%	$54,068	4.00%	$87,861	6.50%
Bank	$109,457	9.33%	$46,933	4.00%	$76,266	6.50%

Note 13. Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential diluted common stock. Potential dilutive common stock has no effect on income available to common shareholders.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 13. Earnings Per Share (continued)

	Year Ended December 31,
	2017			2016			2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In Thousands, Except for Per Share Data)
Earnings per share
Basic	$16,500	17,988,670	$0.92	$16,404	10,586,394	$1.55	$15,419	10,513,008	$1.46
Effect of dilutive securities:
Stock options and warrants	—	87,634	—	—	91,167	—	—	68,863	—
Diluted earnings per share	$16,500	18,076,304	$0.92	$16,404	10,677,561	$1.54	$15,419	10,581,871	$1.46

Note 14. Employee Benefits

The Corporation maintains a Defined Contribution 401(k) Profit Sharing Plan (the “401(k) Plan”), which authorizes a maximum voluntary salary deferral of up to IRS limitations. All full-time employees are eligible to participate after 6 months of employment. The Corporation reserves the right to make an annual discretionary contribution to the account of each eligible employee based in part on the Corporation’s profitability for a given year, and on each participant’s yearly earnings. Approximately $1.1 million, $759 thousand, and $638 thousand were charged to expense under the 401(k) Plan for 2017, 2016, and 2015, respectively.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 15. Other Income and Other Operating Expenses

The Corporation had the following other expenses for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
	(In Thousands)
Management fees	$369	$1,187	$1,151
Amortization of intangibles	2,671	49	8
Merger related costs	6,794	984	—
Business and franchise tax	1,803	953	875
Data processing	2,779	947	1,029
FDIC insurance	1,485	789	634
Investor fees	613	759	570
Advertising and promotional expense	790	735	754
Consulting fees	1,202	681	618
Accounting and auditing service	956	613	612
Telephone	703	385	346
Director fees	703	352	395
Stock option expense	442	335	332
Business development, meals, and travel	337	293	260
Regulatory examinations	418	282	257
Credit report	375	281	197
Publication and subscription	268	280	249
Early payoff	132	260	133
Insurance	434	255	206
Disaster recovery	292	199	190
Stationary and supplies	405	197	294
Employee education and development	85	186	198
FRB and Bank analysis charges	260	163	147
Verification fees	164	150	106
SBA guarantee fee	137	145	160
Postage	105	97	93
Dues and memberships	152	95	108
Common stock expense	73	95	97
Legal fees	400	79	363
Donations	44	64	73
Courier	149	57	59
Impairment of goodwill	1,491	—	—
Other	3,244	1,021	1,346
	$30,275	$12,968	$11,860

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 15. Other Income and Other Operating Expenses

The Corporation had the following other income for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
	(In Thousands)
Trust income	$3,449	$—	$—
Wealth Management income	2,539	3,034	2,671
Bank owned life insurance income	1,201	558	460
Miscellaneous loan fees	719	599	461
Fair value marks on loans held for sale	1,170	1,646	2,614
Hedging gains (losses), net	(751)	(1,329)	(1,105)
ATM transaction fees	727	225	221
Other	960	935	207
	$10,014	$5,668	$5,529

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

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

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option, are summarized below:

	Fair Value Measurement at December 31, 2017 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
U.S. Treasury notes	$50	$50	$—	$—
US Government agency	5,065	—	5,065	—
Mortgage backed	260,455	—	260,455	—
Corporate bonds	4,482	—	4,482	—
Asset backed securities	33,600	—	29,321	4,279
Certificates of deposit	1,981	—	1,981	—
Municipals	100,434	—	100,434	—
CRA Mutual fund	1,379	—	1,379	—
Total available-for-sale investment securities	407,446	50	403,117	4,279
Residential loans held for sale	31,999	—	31,999	—
Derivative assets	420	—	—	420
Total Financial Assets-Recurring	$439,865	$50	$435,116	$4,699
Financial Liabilities-Recurring
Derivative liabilities	$195	$—	$—	$195
Total Financial Liabilities-Recurring	$195	$—	$—	$195
Financial Assets-Non-Recurring
Impaired loans (1)	$4,626	$—	$—	$4,626
Long-lived asset held for sale	643		—	643
Total Financial Assets-Non-Recurring	$5,269	$—	$—	$5,269

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan's effective interest rate.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

	Fair Value Measurement at December 31, 2016 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
US Government agency	$4,994	$—	$4,994	$—
Mortgage backed	119,807	—	119,807	—
Corporate bonds	8,666	—	8,666	—
Asset backed securities	12,864	—	8,364	4,500
Certificates of deposit	2,009	—	2,009	—
Municipals - nontaxable	44,359	—	44,359	—
CRA Mutual fund	1,391	—	1,391	—
Total available-for-sale investment securities	194,090	—	189,590	4,500
Residential loans held for sale	35,676	—	35,676	—
Derivative assets	993	—	—	993
Total Financial Assets-Recurring	$230,759	$—	$225,266	$5,493
Financial Liabilities-Recurring
Derivative liabilities	$325	$—	$—	$325
Total Financial Liabilities-Recurring	$325	$—	$—	$325
Financial Assets-Non-Recurring
Impaired loans (1)	$6,922	$—	$—	$6,922
Total Financial Assets-Non-Recurring	$6,922	$—	$—	$6,922

(1) Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan's effective interest rate.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the twelve month period ended December 31, 2017 and 2016.

	Net Derivatives	Securities Available-For- Sale	Total
	(In Thousands)
Balance January 1, 2017	$668	$4,500	$5,168
Realized and unrealized losses included in earnings	(486)	—	(486)
Unrealized gains (losses) included in other comprehensive income	43	(221)	(178)
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance December 31, 2017	$225	$4,279	$4,504

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

	Net Derivatives	Securities Available-For- Sale	Total
	(In Thousands)
Balance January 1, 2016	$273	$—	$273
Realized and unrealized gains included in earnings	395	—	395
Unrealized gains (losses) included in other comprehensive income	—	—	—
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	4,500	4,500
Balance December 31, 2016	$668	$4,500	$5,168

During the fourth quarter of 2016, management transferred two asset backed securities into Level 3 from Level 2 due to the lack of readily available pricing information on these particular securities. Pricing for these securities is now obtained through an independent valuation service.

The following table presents qualitative information about Level 3 fair value measurements for financial instruments measured at fair value at December 31, 2017 and 2016:

2017
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Asset-backed securities	$4,279	Valuation service	Discounted cash flows	3% - 6% (5.0%)
Derivative assets	$420	Market pricing (3)	Estimated pullthrough	75% - 90% (89.0%)
Derivative liabilities	$195	Market pricing (3)	Estimated pullthrough	75% - 90% (89.0%)
Financial Assets - Non-recurring
Impaired loans - Real estate secured	$2,736	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 15% (10%)
Impaired loans - Non-real estate secured	$1,890	Cash flow basis	Liquidation expenses (2)	0% - 10% (5%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various level 3 inputs which are not identifiable.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

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

	December 31, 2017
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$31,999	$1,102	$30,897

	December 31, 2016
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$35,676	$1,004	$34,672

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

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

At December 31, 2017 and 2016, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 16. Fair Value Measurements (continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 and 2016 were as follows:

	December 31,
	2017		2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$122,313	$122,313	$91,059	$91,059
Securities available-for-sale	407,446	407,446	194,090	194,090
Securities held-to-maturity	15,721	16,379	9,200	9,293
Restricted stock	16,572	16,572	10,092	10,092
Loans, net of allowance	1,995,103	2,016,530	1,069,366	1,080,820
Derivatives	420	420	993	993
Total financial assets	$2,557,575	$2,579,660	$1,374,800	$1,386,347
Financial liabilities:
Deposits	$2,234,148	$2,161,134	$1,054,327	$1,040,402
Short-term borrowings	145,993	145,396	186,009	185,910
Long-term borrowings	43,883	43,703	60,000	59,954
Derivatives	195	195	325	325
Total financial liabilities	$2,424,219	$2,350,428	$1,300,661	$1,286,591

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

Note 17. Segment Reporting

The Corporation has three reportable segments: traditional commercial banking, a mortgage banking business and a wealth management business. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and loan origination fee income. Wealth management operating revenues consist primarily of transactional fees charged to clients as well as fees for portfolio asset management.

The commercial banking segment provides the mortgage banking segment ("Mortgage Division") with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 17. Segment Reporting (continued)

The following table presents segment information for the years ended December 31, 2017, 2016, and 2015.

	Commercial Banking	Mortgage Banking	Wealth Management	Other	Eliminations	Consolidated Totals
	(In Thousands)
2017
Revenues:
Interest income	$94,577	$1,141	$7	$25	$(270)	$95,480
Gain on sale of loans	136	19,944	—	—	—	20,080
Other revenues	6,270	(307)	5,988	1,453	(1,392)	12,012
Total operating income	100,983	20,778	5,995	1,478	(1,662)	127,572
Expenses:
Interest expense	10,912	(6)	—	472	(270)	11,108
Salaries and employee benefits	28,108	11,958	3,849	—	—	43,915
Other expenses	28,998	4,338	3,460	8,668	(1,392)	44,072
Total operating expenses	68,018	16,290	7,309	9,140	(1,662)	99,095
Income (loss) before income taxes	$32,965	$4,488	$(1,314)	$(7,662)	$—	$28,477
Total assets	$2,827,041	$31,999	$10,967	$21,727	$(17,840)	$2,873,894
Capital expenditures	$1,566	$—	$1	$27	$—	$1,594

	Commercial Banking	Mortgage Banking	Wealth Management	Other	Eliminations	Consolidated Totals
	(In Thousands)
2016
Revenues:
Interest income	$49,063	$1,767	$—	$20	$(835)	$50,015
Gain on sale of loans	—	25,164	—	—	—	25,164
Other revenues	3,893	(424)	3,034	1,401	(1,265)	6,639
Total operating income	52,956	26,507	3,034	1,421	(2,100)	81,818
Expenses:
Interest expense	6,324	548	—	267	(835)	6,304
Salaries and employee benefits	16,015	13,541	2,222	—	—	31,778
Other expenses	9,232	5,354	1,034	3,777	(1,265)	18,132
Total operating expenses	31,571	19,443	3,256	4,044	(2,100)	56,214
Income (loss) before income taxes	$21,385	$7,064	$(222)	$(2,623)	$—	$25,604
Total assets	$1,394,061	$39,356	$2,841	$18,037	$(23,587)	$1,430,708
Capital expenditures	$826	$3	$2	$40	$—	$871

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 17. Segment Reporting (continued)

	Commercial Banking	Mortgage Banking	Wealth Management	Other	Eliminations	Consolidated Totals
	(In Thousands)
2015
Revenues:
Interest income	$42,763	$1,650	$—	$16	$(763)	$43,666
Gain on sale of loans	—	19,633	—	—	—	19,633
Other revenues	3,229	388	2,671	1,391	(1,247)	6,432
Total operating income	45,992	21,671	2,671	1,407	(2,010)	69,731
Expenses:
Interest expense	4,135	467	—	280	(763)	4,119
Salaries and employee benefits	13,519	11,470	1,977	—	—	26,966
Other expenses	7,732	5,087	1,116	2,362	(1,247)	15,050
Total operating expenses	25,386	17,024	3,093	2,642	(2,010)	46,135
Income (loss) before income taxes	$20,606	$4,647	$(422)	$(1,235)	$—	$23,596
Total assets	$1,133,916	$46,077	$3,205	$16,837	$(21,487)	$1,178,548
Capital expenditures	$252	$15	$24	$9	$—	$300

Note 18. Parent Corporation Only Statements

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Balance Sheets

	Year Ended December 31,
	2017	2016
	(In Thousands)
Assets
Cash	$10,949	$11,339
Investment in subsidiaries	410,981	109,825
Other assets	1,792	585
Total assets	$423,722	$121,749
Liabilities
Other liabilities	$2,098	$1,219
Total liabilities	2,098	1,219
Shareholders' Equity
Common stock	17,146	8,881
Capital surplus	307,614	21,779
Retained earnings	98,584	91,439
Accumulated other comprehensive loss	(1,720)	(1,569)
Total shareholders' equity	421,624	120,530
Total liabilities and shareholders' equity	$423,722	$121,749

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Income

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Income
Dividends from subsidiaries	$4,500	$8,000	$8,625
Interest	25	20	15
Other	222	134	113
	4,747	8,154	8,753
Expenses
Other expenses	7,981	3,079	1,660
Total expenses	7,981	3,079	1,660
Income (loss) before income taxes and undistributed income of subsidiaries	(3,234)	5,075	7,093
Income tax benefit	(2,242)	(588)	(467)
Income (loss) before undistributed income of subsidiaries	(992)	5,663	7,560
Undistributed income of subsidiaries	17,492	10,741	7,859
Net income	$16,500	$16,404	$15,419

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$16,500	$16,404	$15,419
Other comprehensive income:
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	(417)	(816)	(528)
Less: reclassification adjustment for gains included in net income	—	(52)	(188)
Unrealized gains on interest rate swaps	64	—	—
Tax effect	146	304	255
Net of tax amount	(207)	(564)	(461)
Comprehensive income	$16,293	$15,840	$14,958

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

ACCESS NATIONAL CORPORATION
(Parent Corporation Only)
Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Cash Flows from Operating Activities
Net income	$16,500	$16,404	$15,419
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(17,492)	(10,741)	(7,859)
(Increase) decrease in other assets	(990)	3	12
Increase (decrease) in other liabilities	1,418	51	(75)
Stock-based compensation	495	335	332
Net cash provided by (used in) operating activities	(69)	6,052	7,829
Cash Flows from Investing Activities
Payments for investments in and advances to subsidiaries	146	(127)	(592)
Cash acquired in business combination	3	—	—
Cash paid in business combination	(608)	—	—
Sale or repayment of investments in and advances to subsidiaries	1,167	728	968
Net cash provided by investing activities	708	601	376
Cash Flows from Financing Activities
Net proceeds from issuance of common stock	8,326	1,567	1,145
Dividends paid	(9,355)	(6,350)	(9,866)
Net cash provided by (used in) financing activities	(1,029)	(4,783)	(8,721)
Increase (decrease) in cash and cash equivalents	(390)	1,870	(516)
Cash and Cash Equivalents
Beginning	11,339	9,469	9,985
Ending	$10,949	$11,339	$9,469
Note 19. Goodwill and Intangible Assets

The following table summarizes the Corporation's carrying amount for finite intangible assets:

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

(In Thousands)	December 31, 2017
Intangible assets subject to amortization:	Cost	Accumulated Amortization	Net Book Value

Core deposit intangible	$16,057	$(2,408)	$13,649
Customer lists	5,214	(308)	4,906
Non-compete agreements	117	(60)	57
Total	$21,388	$(2,776)	$18,612

(In Thousands)	December 31, 2016
Intangible assets subject to amortization:	Cost	Accumulated Amortization	Net Book Value

Customer lists	$364	$(43)	$321
Non-compete agreements	25	(14)	11
Total	$389	$(57)	$332

Amortization expense was $2.7 million, $49 thousand, and $8 thousand for the twelve months ended December 31, 2017 2017, 2016, and 2015, respectively, in connection with the above finite intangible assets.

The following table presents the amortization of the intangibles expected to be recognized over the years ending December 31:

Year	Amount
(In Thousands)
2018	$3,341
2019	2,949
2020	2,581
2021	2,224
2022	1,868
Thereafter	5,649
$18,612

Changes in the carrying amount of indefinite lived assets are summarized in the table as follows:

(In Thousands)

Balance, December 31, 2015	$1,501

Additions	—
Impairments	—

Balance, December 31, 2016	$1,501

Additions - acquisition of Middleburg	166,539
Impairments	(1,491)

Balance, December 31, 2017	$166,549

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 18. Parent Corporation Only Statements (continued)

The impairment charge was determined using a combination of the present value and market approaches and is included in Other Operating Expenses on the Consolidated Statements of Income for the year ended December 31, 2017.

Note 20. Bank-Owned Life Insurance

The Corporation had $51.6 million and $26.4 million in bank-owned life insurance (“BOLI”) at December 31, 2017 and 2016, respectively. The Corporation recognized interest income, which is included in other noninterest income, of $1.2 million, $558 thousand, and $460 thousand in 2017, 2016, and 2015, respectively.

Note 21.        Derivatives

The Corporation utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Corporation accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Corporation obtained several designated derivative instruments as a result of the merger with Middleburg and continues to account for these items on a basis consistent with when the items were established by Middleburg which is in accordance with this guidance. Information concerning each of the Corporation's categories of derivatives as of December 31, 2017 is presented below.

Derivatives designated as cash flow hedges

During 2010, Middleburg entered into an interest rate swap which has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the trust preferred debentures. The swap hedges the cash flow associated with the trust preferred capital notes wherein the Corporation receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty. The swap is calculated on a notional amount of $5.2 million. The term of the swap is10 years and commenced on October 23, 2010. Cash collateral was reserved for this swap in the amount of $400 thousand as of December 31, 2017. The swap was entered into with a counterparty that met the Corporation’s credit standards and the agreement contains collateral provisions protecting the at-risk party. The Corporation believes that the credit risk inherent in the contract is not significant.

During 2013, Middleburg entered into an interest rate swap which has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with FHLB borrowings. The swap hedges the cash flows associated with the FHLB borrowings wherein the Corporation receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty. The swap is calculated on a notional amount of $10.0 million. The term of the swap is 5 years and commenced on November 25, 2013. Collateral was reserved for this swap in the amount of $600 thousand as of December 31, 2017. The swap was entered into with a counterparty that met the Corporation's credit standards and the agreement contains collateral provisions protecting the at-risk party. The Corporation believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense. The Corporation has assessed the effectiveness of the hedging relationships by comparing the changes in cash flows on the designated hedged item. As a result of this assessment, there was no hedge ineffectiveness identified for the year ended December 31, 2017.

The amounts included in accumulated other comprehensive income as unrealized losses (fair value, net of tax) were $8 thousand as of December 31, 2017.

Information concerning the derivatives designated as a cash flow hedges at December 31, 2017 is presented in the following tables:

	December 31, 2017
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$81	1.36%	2.59%	2.9
Pay fixed - receive floating interest rate swap	1	$10,000	$29	$—	1.49%	1.43%	0.9

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

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	December 31, 2017
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,224	$96	$—	1 month LIBOR plus 200 BP	3.90%	9.8
Pay fixed - receive floating interest rate swap	1	1,615	—	22	1 month LIBOR plus 180 BP	4.09%	7.0
Pay floating - receive fixed interest rate swap	1	3,224	—	96	3.90%	1 month LIBOR plus 200 BP	9.8
Pay floating - receive fixed interest rate swap	1	1,615	22	—	4.09%	1 month LIBOR plus 180 BP	7.0
Total derivatives not designated		$9,886	$44	$44

Rate Cap Transaction
During 2017, the Corporation had one derivative instrument in the form of an interest rate cap agreement with a notional amount of $10.0 million. The notional amount of the financial derivative instrument does not represent exposure to credit loss. The Corporation is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreement. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. The Corporation does not expect any counterparty to fail to meet its obligations.

The details of the interest rate cap agreement as of are summarized below:

December 31, 2017
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium at December 31, 2015	Fair Value December 31, 2015	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$1	$—

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

At December 31, 2017, the total fair value of the interest rate cap agreement was $1 thousand. The fair value of the interest rate cap agreement is included in other assets on the Corporation's consolidated balance sheets. Changes in fair value are recorded in earnings in other operating expenses. For the year ended December 31, 2017, $6 thousand was recognized in other operating expenses.

The premium paid on the interest rate cap agreement is recognized as a decrease in interest income over the duration of the agreement using the caplet method. For the year ended December 31, 2017, no premium amortization was required.

Note 22. Merger with Middleburg Financial Corporation

On April 1, 2017 (the "Acquisition Date"), the Corporation completed the acquisition of Middleburg, a bank holding company based in Middleburg, Virginia, in an all-stock transaction. Management expects that the acquisition will enhance scale, improve efficiency, and provides for a well-diversified business model. Middleburg’s common shareholders received 1.3314 shares of the Corporation’s common stock in exchange for each share of Middleburg’s common stock, resulting in the Corporation issuing 9,516,097 shares of common stock at a fair value of $285.7 million. In addition, holders of outstanding Middleburg stock options received cash for the difference between the strike price and ending share price of Middleburg stock immediately before the merger, being $40.04. A total of 23,362 shares were converted to cash for a total of $608 thousand. As a result of the transaction and on the same date, Middleburg’s former bank subsidiary, Middleburg Bank, became a division of the Corporation’s wholly-owned bank subsidiary, Access National Bank.

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

In connection with the acquisition, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the Acquisition Date are summarized in the following table (dollars in thousands):

Consideration paid:
Common shares issued (9,516,097)	$285,679
Cash paid to shareholders	608
Value of consideration	286,287

Fair value of assets acquired:
Cash and cash equivalents	$90,940
Investment securities	244,123
Restricted stock	4,119
Loans	815,785
Bank premises and equipment	21,920
OREO	3,919
Intangibles	21,436
Bank owned life insurance	24,080
Other assets	26,343
Total assets	1,252,665

Fair value of liabilities assumed:
Deposits	1,056,619
Short-term borrowings	26,033
Long-term borrowings	29,892
Trust preferred debentures	3,824
Other liabilities	16,721
Total liabilities	1,133,089

Net assets acquired	119,576
Goodwill resulting from merger with Middleburg	$166,103

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 22. Merger with Middleburg Financial Corporation (continued)

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

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (acquired impaired or PCI) and loans that do not meet this criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs (acquired performing). The fair values of the acquired performing loans were $810.9 million and the fair values of the acquired impaired loans were $4.2 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $7.8 million. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $3.4 million.

The following table presents the acquired impaired loans receivable at the Acquisition Date (dollars in thousands):

Contractual principal and interest at acquisition	$7,835
Nonaccretable difference	(3,427)
Expected cash flows at acquisition	4,408
Accretable yield	(186)
Fair value of purchased impaired loans	$4,222

Bank Premises
The fair value of Middleburg’s premises, including land, buildings, and improvements, was determined based upon independent third-party appraisals performed by licensed appraisers in the market in which the premises are located. These appraisals were based upon the highest and best use of the underlying asset(s) with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised. The Corporation also engaged independent appraisers to value the leasehold interests. The fair value of the leasehold interest was not material to the consolidated financial statements. The fair value adjustment related to bank premises was $2.5 million.

An independent appraiser also reviewed leases pertaining to bank premises to determine if the leases were deemed favorable or unfavorable at the time of acquisition. In accordance with this review, an unfavorable lease liability of $5.3 million was recorded in other liabilities and will be amortized over the remaining lives of the leases.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 22. Merger with Middleburg Financial Corporation (continued)

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

The following table presents unaudited pro forma results of operations for the periods presented as if the Middleburg merger had been completed on January 1, 2016. These results combine the historical results of the Corporation in the Corporation's Consolidated Statements of Income and Middleburg and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2016. In particular, no adjustments have been made to eliminate the amount of Middleburg’s provision for credit losses that would not have been necessary had the acquired loans been recorded at fair value as of January 1, 2016. The Corporation expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below:

	Pro Forma for the Year Ended	Pro Forma for the Year Ended
(In Thousands Except for Per Share Data)	December 31, 2017	December 31, 2016
Revenues (net interest income plus noninterest income)	$128,049	125,203
Net income	20,814	20,246
Net income per diluted share	$1.02	$1.00

Acquisition-related expenses associated with the acquisition of Middleburg were $6.8 million for the year ended December 31, 2017. Such costs include legal and accounting fees, lease and contract termination expenses, system conversion, operations integration, and employee severances, which have been expensed as incurred.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

The Corporation’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation did not, as of December 31, 2017, maintain effective disclosure controls and procedures due to a material weakness in the Corporation's internal control over financial reporting as described below and the Corporation's inability to file timely this Annual Report on Form 10-K.

Notwithstanding management's conclusion regarding the effectiveness of the Corporation's disclosure controls and procedures and the material weakness discussed below, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Corporation's financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Corporation's financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

b) Report of Management’s Assessment of Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of specific controls or internal control over financial reporting overall to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the supervision and participation of its Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2017, a control deficiency existed related to the controls surrounding the general ledger account reconciliations to timely identify and account for stale-dated and other uncollectable reconciling items that began as of the Corporation's core platform conversion with Middleburg Financial Corporation on August 2, 2017, and continued through December 31, 2017, resulting in a material weakness.
Completion of the general ledger account reconciliations covering the period noted has not revealed any material adverse adjustment to the Consolidated Statements of Income or the value of growth in earning assets and customer deposit balances and, as such, did not result in any material misstatements in our consolidated financial statements.
This control deficiency, however, creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Management has concluded that the control deficiency represents a material weakness in internal control over financial reporting. Therefore, the Corporation's internal control over financial reporting was not effective as of December 31, 2017.
BDO USA, LLP, our independent registered public accounting firm, has issued an adverse opinion on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2017, which is included herein.

(c) Remediation Plan

Changes have been implemented to address the material weaknesses disclosed above. General ledger reconciliation policies and procedures have been revised to exert tighter control over the process, and a policy for the timely write-off of stale-dated items has been established. "Stale-dated" has been defined by type of account and is based on the risk level of the account, as is the required frequency of reconciliation. Responsibility for the clearing of open items has been mandated and department heads will be required to provide action plans for resolution of open items older than 30 days when submitting monthly reconciliations. Education on proper reconciliation procedures will be conducted. The Corporation's management expects that these changes will combine to create a "best practices" control environment for general ledger reconciliations and cure the identified material weaknesses. The Corporation's Audit Committee will engage a qualified third party to review and monitor compliance with the remediation plan and continuing application of enhanced controls until such time as the Audit Committee is reasonably assured of continuing compliance.

(d) Changes in Internal Control over Financial Reporting

Other than the remediation discussed above, there have not been any changes in the Corporation’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The information contained under the captions “Election of Directors,” “Executive Officers Who Are Not Directors,” “Corporate Governance and the Board of Directors,” “Certain Relationships and Related Transactions” and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2018 Proxy Statement that is required to be disclosed in this Item 10 is incorporated herein by reference.

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

Item 11 – Executive Compensation

The information contained under the caption “Executive Compensation” in the 2018 Proxy Statement that is required to be disclosed in this Item 11 is incorporated herein by reference.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the captions “Security Ownership of Management”, “Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2018 Proxy Statement that is required to be disclosed in this Item 12 is incorporated herein by reference.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information regarding certain relationships between the Corporation and its directors and officers is contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors” in the 2018 Proxy Statement that is required to be disclosed in this Item 13 is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies” in the 2018 Proxy Statement that is required to be disclosed in this Item 14 is incorporated herein by reference.

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

10.2+	Access National Corporation 2017 Equity Compensation Plan, effective October 26, 2017 (incorporated by reference to Exhibit 10.18 to Form 8-K filed November 1, 2017 (file number 000-49929))
10.2.1+	Form of Stock Option Agreement for Employee under 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.2.1 to Form 8-K filed January 5, 2018 (file number 000-49929))
10.2.2+	Form of Stock Option Agreement for Non-Employee Director under 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.2.2 to Form 8-K filed January 5, 2018 (file number 000-49929))
10.2.3+	Form of Restricted Stock Unit Agreement under 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.2.3 to Form 8-K filed January 5, 2018 (file number 000-49929))
10.5*+	Annual Compensation of Non-Employee Directors
10.6*+	Base Salaries for Named Executive Officers
10.10+	Access National Corporation 2009 Stock Option Plan, effective May 19, 2009 (incorporated by reference to Appendix A to the definitive proxy statement filed April 15, 2009 (file number 000-49929))
10.10.1+	Form of Stock Option Agreement for Employee under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.1 to Form 8-K filed July 6, 2009 (file number 000-49929))
10.10.2+	Form of Stock Option Agreement for Non-Employee Directors under 2009 Stock Option Plan (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed March 14, 2014 (file number 000-49929)).
10.13+
Employment Agreement, dated as of August 8, 2017 and effective April 1, 2017, by and between Access National Bank, Access National Corporation and Michael W. Clarke (incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 11, 2017 (file number 000-49929))

10.14+
Employment Agreement, dated as of August 8, 2017 and effective April 1, 2017, by and between Access National Bank, Access National Corporation and Robert C. Shoemaker (incorporated by reference to Exhibit 10.14 to Form 10-Q filed August 11, 2017 (file number 000-49929))

10.15+
Employment Agreement, dated as of August 8, 2017 and effective April 1, 2017, by and between Access National Bank and Dean F. Hackemer (incorporated by reference to Exhibit 10.15 to Form 10-Q filed August 11, 2017 (file number 000-49929))

10.16+
Employment Agreement, dated as of August 8, 2017 and effective April 1, 2017, by and between Access National Bank, Access National Corporation and Margaret M. Taylor (incorporated by reference to Exhibit 10.16 to Form 10-Q filed August 11, 2017 (file number 000-4999))

10.17+
Form of Split Dollar Life Insurance Agreement between Access National Bank and certain executive officers (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Form 10-K filed May 1, 2017 (file number 000-49929))

10.21+
Employment Agreement, dated as of October 21, 2016 and effective April 1, 2017, between Access National Bank and Jeffrey H. Culver (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-4 filed December 12, 2016 (file number 333-215054))

10.22+
Employment Agreement, dated as of October 21, 2016 and effective April 1, 2017, among Middleburg Investment Group, Middleburg Trust Company and David L. Hartley (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-4 filed December 12, 2016 (file number 333-215054))

10.23*+	Employment Agreement, dated as of March 30, 2018 and effective April 1, 2018, by and between Access National Bank, Access National Corporation and Mark D. Moore
10.24*+	Employment Agreement, dated as of March 30, 2018 and effective April 1, 2018, by and between Access National Bank, Access National Corporation and David J. Leudemann

21*	Subsidiaries of Access National Corporation
23*	Consent of BDO USA, LLP
24*	Power of Attorney (included on the signature page of this report)
31.1*	CEO Certification Pursuant to Rule 13a-14(a)
31.2*	CFO Certification Pursuant to Rule 13a-14(a)
32*	CEO/CFO Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)
101*
The following materials from Access National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language), filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income,(iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith
+ indicates a management contract or compensatory plan or arrangement

ITEM 16 - FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access National Corporation (Registrant)

Date:	April 4, 2018	By:	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer

Date:	April 4, 2018	By:	/s/ Margaret M. Taylor
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

Signature	Title	Date

/s/ Michael W. Clarke
Michael W. Clarke	President, Chief Executive Officer & Director (Principal Executive Officer)	April 4, 2018

/s/ John C. Lee IV
John C. Lee IV	Chairman & Director	April 4, 2018

/s/ John W. Edgemond IV
John W. Edgemond IV	Director	April 4, 2018

/s/ Martin S. Friedman
Martin S. Friedman	Director	April 4, 2018

/s/ Michael G. Anzilotti
Michael G. Anzilotti	Director	April 4, 2018

/s/ Thomas M. Kody
Thomas M. Kody	Director	April 4, 2018

/s/ Robert C. Shoemaker
Robert C. Shoemaker	Director	April 4, 2018

/s/ J. Randolph Babbitt
J. Randolph Babbitt	Director	April 4, 2018

/s/ Childs F. Burden
Childs F. Burden	Director	April 4, 2018

/s/ Gary D. LeClair
Gary D. LeClair	Director	April 4, 2018

/s/ Mary Leigh McDaniel
Mary Leigh McDaniel	Director	April 4, 2018

/s/ Janet A. Neuharth
Janet A. Neuharth	Director	April 4, 2018

/s/ Margaret M. Taylor
Margaret M. Taylor	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 4, 2018

/s/ Jeffrey H. Culver
Jeffrey H. Culver	Executive Vice President and Chief Operating Officer	April 4, 2018