Form 10-Q
period 2018-03-31
ACCESS NATIONAL CORP
filed 2018-05-10
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 20,701,471 shares of Common Stock as of May 8, 2018.

ACCESS NATIONAL CORPORATION
FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS

PART I

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share and Per Share Data)

	March 31, 2018	December 31, 2017

ASSETS
Cash and due from banks	$17,084	$29,855
Interest-bearing balances and federal funds sold	127,280	92,458
Total cash and cash equivalents	144,364	122,313
Investment securities:
Available-for-sale, at fair value	401,411	406,067
Marketable equity, at fair value	1,351	1,379
Held-to-maturity, at amortized cost (fair value of $15,657 and $16,379, respectively)	15,676	15,721
Total investment securities	418,438	423,167
Restricted stock, at amortized cost	16,502	16,572
Loans held for sale, at fair value	30,008	31,999
Loans held for investment, net of allowance for loan losses of $15,928 and $15,805, respectively	1,908,983	1,963,104
Premises, equipment and land, net	28,111	27,797
Goodwill and intangibles	185,646	185,161
Other real estate owned, net of valuation allowance	1,903	643
Bank owned life insurance	51,953	51,632
Other assets	47,940	51,506
Total assets	$2,833,848	$2,873,894
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Noninterest-bearing deposits	$706,128	$744,960
Interest-bearing demand deposits	511,850	496,677
Savings and money market deposits	659,615	623,889
Time deposits	319,335	368,622
Total deposits	2,196,928	2,234,148
Short-term borrowings	143,413	145,993
Long-term borrowings	40,000	40,000
Trust preferred debentures	3,903	3,883
Other liabilities and accrued expenses	22,951	28,246
Total liabilities	2,407,195	2,452,270
SHAREHOLDERS' EQUITY
Common stock $0.835 par value; 60,000,000 shares authorized; 20,695,946 and 20,534,163 issued and outstanding, respectively	17,281	17,146
Additional paid in capital	311,675	307,670
Retained earnings	103,834	98,584
Accumulated other comprehensive loss, net	(6,137)	(1,776)
Total shareholders' equity	426,653	421,624
Total liabilities and shareholders' equity	$2,833,848	$2,873,894

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Share and Per Share Data)

	For the Three Months Ended March 31,
	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$23,411	$12,199
Interest on federal funds sold and bank balances	517	131
Interest and dividends on securities	2,680	1,224
Total interest and dividend income	26,608	13,554
INTEREST EXPENSE
Interest on deposits	2,798	1,502
Interest on other borrowings	565	362
Total interest expense	3,363	1,864
Net interest income	23,245	11,690
Provision for loan losses	750	1,400
Net interest income after provision for loan losses	22,495	10,290
NONINTEREST INCOME
Service charges and fees	477	280
Gain on sale of loans	2,792	3,345
Other income	4,126	2,378
Total noninterest income	7,395	6,003
NONINTEREST EXPENSE
Salaries and benefits	11,728	8,040
Occupancy and equipment	2,241	820
Other operating expenses	6,005	3,335
Total noninterest expense	19,974	12,195
Income before income taxes	9,916	4,098
Income tax expense	1,830	1,491
NET INCOME	$8,086	$2,607
Earnings per common share:
Basic	$0.39	$0.24
Diluted	$0.39	$0.24
Average outstanding shares:
Basic	20,619,817	10,724,798
Diluted	20,715,188	10,857,235

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income	$8,086	$2,607
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(5,277)	66
Unrealized gains (losses) on interest rate swaps	61	—
Tax effect	1,108	(23)
Total other comprehensive (loss) income	(4,108)	43
Total comprehensive income	$3,978	$2,650

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands, Except for Share and Per Share Data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2018	$17,146	$307,670	$98,584	$(1,776)	$421,624
Net income	—	—	8,086	—	8,086
Other comprehensive loss	—	—	—	(4,108)	(4,108)
Cash dividends ($0.15 per share)	—	—	(3,089)	—	(3,089)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	—	—	374	(374)	—
Amounts reclassified as cumulative effect of adoption of new accounting pronouncement	—	—	(121)	121	—
Dividend reinvestment plan shares issued from reserve (101,245 shares)	85	2,982	—	—	3,067
Exercise of stock options (60,538 shares)	50	911	—	—	961
Stock-based compensation	—	112	—	—	112
Balance March 31, 2018	$17,281	$311,675	$103,834	$(6,137)	$426,653

Balance January 1, 2017	$8,881	$21,779	$91,439	$(1,569)	$120,530
Net income	—	—	2,607	—	2,607
Other comprehensive income	—	—	—	43	43
Cash dividends ($0.15 per share)	—	—	(1,610)	—	(1,610)
Exercise of stock options (118,693 shares)	99	1,560	—	—	1,659
Dividend reinvestment plan shares issued from reserve (28,006 shares)	24	695	—	—	719
Issuance of restricted common stock (4,549 shares)	4	125	—	—	129
Stock-based compensation	—	95	—	—	95
Balance March 31, 2017	$9,008	$24,254	$92,436	$(1,526)	$124,172

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$8,086	$2,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	518	145
Provision for loan losses	750	1,400
Originations of loans held for sale	(84,411)	(94,500)
Proceeds from sales of loans held for sale	86,299	94,406
Amortization of intangibles	899	15
Amortization on purchase accounting discounts	52	—
(Increase) decrease in valuation of loans held for sale carried at fair value	103	(529)
Deferred tax (benefit) expense	(20)	550
Decrease in valuation allowance on derivatives	344	220
Loss on sale of assets, net	(49)	—
Amortization of securities discounts and premiums, net	926	569
Accretion of unfavorable lease liability	(101)	—
Stock-based compensation	112	95
Accretion of purchase accounting credit marks	(774)	—
Income from bank owned life insurance	(321)	(184)
Changes in assets and liabilities:
Decrease (increase) in other assets	1,394	(547)
Decrease in other liabilities	(4,187)	(1,408)
Net cash provided by operating activities	$9,620	$2,839
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal repayments and sales of securities available-for-sale	$10,158	$3,458
Purchases of securities available-for-sale	(11,641)	—
Proceeds from sales, maturities and calls of securities held-to-maturity	37	14
Redemption of restricted stock, net	70	3,768
Purchases of premises, equipment and land, net	(120)	(136)
Decrease (increase) in loans, net	52,821	(26,774)
Net cash provided by (used in) investing activities	$51,325	$(19,670)
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	$12,067	$46,158
(Decrease) increase in time deposits	(49,304)	56,505
Increase (decrease) in securities sold under agreements to repurchase	2,404	(182)
Decrease in short-term borrowings	(5,000)	(124,000)
Decrease in long-term borrowings	—	(10,000)
Payment of dividends on common stock	(3,089)	(1,610)
Proceeds from issuance of common stock	4,028	2,507
Net cash used in financing activities	$(38,894)	$(30,622)
Increase (decrease) in cash and cash equivalents	22,051	(47,453)
Cash and cash equivalents at beginning of the period	122,313	91,059
Cash and cash equivalents at end of the period	$144,364	$43,606
Supplemental Disclosures of Cash Flow Information
Interest paid	$3,381	$1,860
Income taxes	$(702)	$12
Supplemental Disclosure of Non-Cash Transactions
Unrealized gains (losses) on securities available for sale	$(5,277)	$66
Change in fair value of interest rate swaps	$79	$—
Transfer of loans held for investment to other real estate owned	$1,610	$—

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 1.        Basis of Presentation

Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its three active wholly-owned subsidiaries: Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association; Middleburg Investment Group ("MIG"), which was formed in 2005 and acquired by the Corporation on April 1, 2017 in its merger with Middleburg Financial Corporation ("Middleburg") and is a non-bank holding company chartered under Virginia law; and MFC Capital Trust II formed in 2003 for the purpose of issuing redeemable capital securities and acquired by Access on April 1, 2017 in its merger with Middleburg. The Bank has three active wholly owned subsidiaries: Access Real Estate LLC (“Access Real Estate”), a real estate company; ACME Real Estate LLC, a real estate holding company of foreclosed property; and Access Capital Management Holding LLC (“ACM”), a holding company for Capital Fiduciary Advisors, L.L.C., Access Investment Services, L.L.C., and Access Insurance Group, L.L.C. MIG has one active wholly-owned subsidiary being Middleburg Trust Company.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. No reclassifications were significant and there was no effect on net income. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2017, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

Note 2.        Share Based Compensation Plans

The Access National Corporation 2009 Stock Option Plan (the "2009 Plan"), which was approved by shareholders on May 19, 2009, reserved 975,000 shares of the Corporation's common stock, $0.835 par value, for issuance under the 2009 Plan. The 2009 Plan allowed for stock options to be granted with an exercise price equal to the fair market value at the grant date. The expiration dates on options granted under the 2009 Plan were generally five years from the grant date.

In August 2017, the Corporation established the Access National Corporation 2017 Equity Compensation Plan (the “2017 Plan”) which was approved by shareholders on October 26, 2017. The 2017 Plan provides for the grant to key employees, non-employee directors, consultants and advisors of awards that may include one or more of the following: stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance cash awards. No awards may be granted under the 2017 Plan after October 25, 2027. Awards previously granted under the 2009 Plan will remain outstanding and valid in accordance with their terms, but no new awards will be granted under the 2009 Plan after October 26, 2017. The 2017 Plan reserves 1.5 million shares of the Corporation's common stock, $0.835 par value, for issuance under the 2017 Plan.

During the first three months of 2018, the Corporation granted 126,302 stock options to officers, directors, and employees under the 2017 Plan. For the first three months of 2017, the Corporation granted 120,600 stock options under the 2009 Stock Option Plan. Options granted under the 2017 Plan and the 2009 Stock Option Plan have an exercise price equal to the fair market value as of the grant date. Options granted under the 2017 Plan vest over 4.0 years and expire one year after the full vesting date. Stock-based compensation expense recognized in other operating expense during the three month periods ended March 31, 2018 and 2017 was $112 thousand and $95 thousand, respectively. The fair value of options is estimated on the grant date using a Black Scholes option-pricing model with the assumptions noted below.

Total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all active plans as of March 31, 2018 was $1.77 million. The cost is expected to be recognized over a weighted average period of 1.45 years.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

A summary of stock option activity under all active plans, which include the 2009 Plan and the 2017Plan, for the three months ended March 31, 2018 and 2017 is presented as follows:

	For the Three Months Ended March 31,
	2018	2017
Expected life of options granted, in years	4.96	4.90
Risk-free interest rate	2.36%	1.48%
Expected volatility of stock	27.86%	29.65%
Annual expected dividend yield	2.00%	3.00%
Fair value of granted options	$844,295	$746,577
Non-vested options	377,637	310,821

The following table summarizes options outstanding under all active plans for the three months ended March 31, 2018 and 2017:

	March 31, 2018
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	507,492	$21.26	2.83	$3,352,772
Granted	126,302	29.50	4.96	—
Exercised	(60,538)	15.88	0.55	793,587
Lapsed or canceled	(4,500)	15.21	0.00	—
Outstanding March 31, 2018	568,756	$23.71	3.36	$2,864,758
Exercisable at March 31, 2018	191,119	$19.02	2.07	$1,816,592

	March 31, 2017
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	481,381	$16.52	2.50	$5,412,143
Granted	120,600	27.82	4.90	—
Exercised	(118,693)	13.99	1.20	1,552,993
Lapsed or canceled	(993)	13.28	1.53	—
Outstanding March 31, 2017	482,295	$19.97	3.20	$4,845,236
Exercisable at March 31, 2017	171,474	$16.48	1.97	$2,322,399

Note 3.        Securities

The following tables provide the amortized cost and fair value of securities held-to-maturity at March 31, 2018 and December 31, 2017. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premium and accretion of discounts.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

	March 31, 2018
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
U.S. Government agencies	$5,000	$—	$(11)	$4,989
Municipals	10,676	36	(44)	10,668
Total	$15,676	$36	$(55)	$15,657

	December 31, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
U.S. Government agencies	$5,000	$9	$—	$5,009
Municipals	10,721	675	(26)	11,370
Total	$15,721	$684	$(26)	$16,379

The amortized cost and fair value of securities held-to-maturity as of March 31, 2018 and December 31, 2017 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	March 31, 2018		December 31, 2017
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
U.S. Government agencies:
Due in one year or less	$5,000	$4,989	$5,000	$5,009
Municipals:
Due after one year through five years	433	437	1,985	2,004
Due after five years through ten years	2,884	2,895	1,606	1,639
Due after ten years through fifteen years	807	786	552	529
Due after fifteen years	6,552	6,550	6,578	7,198
Total	$15,676	$15,657	$15,721	$16,379

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The following tables provide the amortized cost and fair value of debt securities available-for-sale. Non-equity available-for-sale securities are carried at fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income (loss) in shareholders' equity.

	March 31, 2018
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury securities	$1,968	$—	$(2)	$1,966
U.S. Government agencies	5,082	—	(152)	4,930
Mortgage backed securities	267,971	1	(5,848)	262,124
Corporate bonds	4,547	—	(28)	4,519
Asset backed securities	33,110	11	(621)	32,500
Certificates of deposit	1,976	—	(13)	1,963
Municipals	94,717	289	(1,597)	93,409
Total	$409,371	$301	$(8,261)	$401,411

	December 31, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Debt Securities:
U.S. Treasury securities	$50	$—	$—	$50
U.S. Government agencies	5,086	—	(21)	5,065
Mortgage backed securities	263,004	66	(2,615)	260,455
Corporate bonds	4,486	5	(9)	4,482
Asset backed securities	34,092	19	(511)	33,600
Certificates of deposit	1,976	5	—	1,981
Municipals	100,081	1,586	(1,233)	100,434
	408,775	1,681	(4,389)	406,067
Available-for-sale Equity Securities:
CRA mutual fund	1,500	—	(121)	1,379
Total	$410,275	$1,681	$(4,510)	$407,446

As of December 31, 2017, a marketable equity security with a fair value of $1.4 million was recorded within investment securities available-for-sale with unrealized losses recorded through comprehensive income and accumulated other comprehensive income. On January 1, 2018, the Corporation adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” and reclassified its marketable equity security from investments available-for-sale into a separate component of investment securities. The ASU requires marketable equity securities to be reported at fair value with changes recorded through earnings. As a result of the adoption, the Corporation reclassified $121 thousand in net unrealized losses included in accumulated other comprehensive loss as of December 31, 2017 to retained earnings on January 1, 2018. Equity investment securities measured at fair value at March 31, 2018, consisted of one mutual fund in the amount of $1.4 million. During the three months ended March 31, 2018, the Corporation did not recognize any unrealized losses related to this equity security in the consolidated statements of income.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities available-for-sale as of March 31, 2018 and December 31, 2017 by contractual maturities, are shown below.  Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Treasury and Agencies:
Due in one year or less	$—	$—	$50	$50
Due after one year through five years	7,050	6,896	5,086	5,066
Mortgage backed securities:
Due after one year through five years	69,053	67,640	60,082	59,911
Due after five years through ten years	85,754	83,032	90,107	89,165
Due after ten years through fifteen years	4,203	4,042	4,424	4,314
Due after fifteen years	108,961	107,410	108,391	107,065
Corporate bonds:
Due in one year or less	50	50	—	—
Due after one year through five years	4,497	4,469	4,486	4,482
Asset backed securities:
Due after one year through five years	9,086	8,976	—	—
Due after five years through ten years	18,907	18,634	3,064	3,079
Due after ten years through fifteen years	1,886	1,807	11,557	11,410
Due after fifteen years	3,231	3,083	19,471	19,111
Certificates of deposit:
Due after one year through five years	1,976	1,963	1,976	1,981
Municipals:
Due in one year or less	236	236	723	729
Due after one year through five years	71	71	7,587	7,482
Due after five years through ten years	9,558	9,338	8,784	8,758
Due after ten years through fifteen years	35,143	34,740	29,641	30,146
Due after fifteen years	49,709	49,024	53,346	53,318
Total	$409,371	$401,411	$408,775	$406,067

The fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, credit lines with the Federal Reserve Bank ("FRB"), and debtor-in-possession accounts amounted to $376.9 million and $351.8 million at March 31, 2018 and December 31, 2017, respectively.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Securities available-for-sale and held-to-maturity that had an unrealized loss position at March 31, 2018 and December 31, 2017 are as follow:

(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
March 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-maturity
U.S. Government agencies	$4,989	$(11)	$—	$—	$4,989	$(11)
Municipals	6,348	(22)	526	(22)	6,874	(44)
Total	$11,337	$(33)	$526	$(22)	$11,863	$(55)

Available-for-sale
U.S. Treasury Securities	$1,966	$(2)	$—	$—	$1,966	$(2)
U.S. Government agencies	4,930	(152)	—	—	4,930	(152)
Mortgage backed securities	207,023	(4,676)	40,806	(1,172)	247,829	(5,848)
Corporate bonds	4,269	(28)	—	—	4,269	(28)
Asset backed securities	20,972	(244)	8,454	(377)	29,426	(621)
Certificates of deposit	1,963	(13)	—	—	1,963	(13)
Municipals	46,922	(705)	14,613	(892)	61,535	(1,597)
Total	$288,045	$(5,820)	$63,873	$(2,441)	$351,918	$(8,261)

(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-maturity
Municipals	$1,043	$(3)	$529	$(23)	$1,572	$(26)
Total	$1,043	$(3)	$529	$(23)	$1,572	$(26)

Available-for-sale
U.S. Government agencies	$5,066	$(21)	$—	$—	$5,066	$(21)
Mortgage backed securities	193,844	(1,531)	43,190	(1,084)	237,034	(2,615)
Corporate bonds	2,630	(9)	—	—	2,630	(9)
Asset backed securities	13,299	(200)	8,945	(311)	22,244	(511)
Municipals	15,096	(693)	15,031	(540)	30,127	(1,233)
CRA mutual fund	—	—	1,379	(121)	1,379	(121)
Total	$229,935	$(2,454)	$68,545	$(2,056)	$298,480	$(4,510)

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

At March 31, 2018, there were 152 available-for-sale securities with unrealized losses totaling $8.4 million and five held-to-maturity securities with unrealized losses of $55 thousand.  The Corporation evaluated the investment portfolio for possible other-

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

than-temporary impairment losses and concluded the unrealized losses were caused by interest rate fluctuations with no adverse change in cash flows noted. Based on this analysis and because the Corporation does not intend to sell securities in an unrealized loss position and it is more likely than not the Corporation will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity, the Corporation does not consider any portfolio securities to be other-than-temporarily impaired.

Restricted stock
The Corporation’s investment in the Federal Home Loan Bank of Atlanta ("FHLB") stock totaled $8.1 million and $8.2 million at March 31, 2018 and December 31, 2017, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2018, and no impairment has been recognized.  FHLB stock is shown in restricted stock on the consolidated balance sheets.

The Corporation also has an investment in FRB stock which totaled $8.4 million at March 31, 2018 and December 31, 2017. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Corporation does not consider this investment to be other-than-temporarily impaired at March 31, 2018, and no impairment has been recognized. FRB stock is shown in restricted stock on the consolidated balance sheets.

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or re-pledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of March 31, 2018 and December 31, 2017, the obligations outstanding under these repurchase agreements totaled $53.5 million and $51.1 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at March 31, 2018 was $63.3 million in total and consisted of $15.6 million in municipal securities, $43.4 million in mortgage backed securities, $1.7 million in corporate bonds, $1.2 million in certificates of deposit, and $1.4 million in the CRA mutual fund. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2017 was $63.3 million in total and consisted of $11.6 million in municipal securities, $47.4 million in mortgage backed securities, $1.7 million in corporate bonds, $1.2 million in asset backed securities and $1.4 million in the CRA mutual fund.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 4.        Loans

The following table presents the composition of the loans held for investment portfolio at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(In Thousands)	Outstanding Amount	Percent of Total Portfolio	Outstanding Amount	Percent of Total Portfolio
Commercial real estate - owner occupied	$462,298	24.02%	$467,082	23.60%
Commercial real estate - nonowner occupied	419,139	21.77	436,083	22.04
Residential real estate	476,366	24.75	489,669	24.74
Commercial	437,287	22.72	463,652	23.43
Real estate construction	104,528	5.43	97,481	4.93
Consumer	25,293	1.31	24,942	1.26
Total loans	$1,924,911	100.00%	$1,978,909	100.00%
Less allowance for loan losses	15,928		15,805
Net loans	$1,908,983		$1,963,104

Unearned income and net deferred loan fees and costs totaled $3.2 million and $3.1 million at March 31, 2018 and December 31, 2017, respectively. Loans pledged to secure borrowings at the FHLB totaled $481.3 million and $492.2 million at March 31, 2018 and December 31, 2017, respectively.

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

The following table presents the changes in the accretable yield for purchased impaired loans for the three month period ended March 31, 2018:

March 31, 2018
(In Thousands)	Three Months Ended
Accretable yield, beginning of period	$244
Additions	—
Accretion	(53)
Reclassification from (to) nonaccretable difference	—
Other changes, net	—
Accretable yield, end of period	$191

At March 31, 2018, none of the purchased non-credit impaired loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased non-credit impaired loans.

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

the table below. The delinquency status of the loans in the portfolio is shown below as of March 31, 2018 and December 31, 2017. Loans that were on non-accrual status are not included in any past due amounts.

	March 31, 2018
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$—	$—	$—	$—	$1,439	$460,859	$462,298
Commercial real estate - nonowner occupied	—	—	—	—	—	419,139	419,139
Residential real estate	106	270	—	376	1,005	474,985	476,366
Commercial	244	38	—	282	2,219	434,786	437,287
Real estate construction	748	—	—	748	835	102,945	104,528
Consumer	289	2	74	365	52	24,876	25,293
Total	$1,387	$310	$74	$1,771	$5,550	$1,917,590	$1,924,911

	December 31, 2017
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$—	$—	$—	$—	$1,066	$466,016	$467,082
Commercial real estate - non-owner occupied	—	—	—	—	—	436,083	436,083
Residential real estate	655	140	213	1,008	—	488,661	489,669
Commercial	138	19	—	157	2,513	460,982	463,652
Real estate construction	—	—	—	—	865	96,616	97,481
Consumer	81	2	—	83	182	24,677	24,942
Total	$874	$161	$213	$1,248	$4,626	$1,973,035	$1,978,909

The following table includes an aging analysis of the recorded investment of purchased impaired loans included in the table above:

	March 31, 2018
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$1,461	$1,461
Commercial real estate - nonowner occupied	—	—	—	—	—	961	961
Residential real estate	—	—	—	—	394	1,664	2,058
Commercial	—	38	—	38	125	11	174
Real estate construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	48	48
Total	$—	$38	$—	$38	$519	$4,145	$4,702

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

	March 31, 2018			December 31, 2017
(In Thousands)	Non-performing	Performing	Total Loans	Non-performing	Performing	Total Loans
Commercial real estate - owner occupied	$1,439	$460,859	$462,298	$1,066	$466,016	$467,082
Commercial real estate - nonowner occupied	—	419,139	419,139	—	436,083	436,083
Residential real estate	1,005	475,361	476,366	—	489,669	489,669
Commercial	2,219	435,068	437,287	2,513	461,139	463,652
Real estate construction	835	103,693	104,528	865	96,616	97,481
Consumer	52	25,241	25,293	182	24,760	24,942
Total	$5,550	$1,919,361	$1,924,911	$4,626	$1,974,283	$1,978,909

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The following tables present the recorded investment of loans that have been risk rated in accordance with the internal classification system:

March 31, 2018
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
Pass	$459,393	$420,109	$474,606	$433,129	$100,289	$25,236	$1,912,762
Special Mention	1,902	—	186	2,720	3,914	—	8,722
Substandard	1,796	—	1,723	2,105	835	51	6,510
Doubtful	—	—	—	125	—	1	126
Loss	—	—	—	—	—	—	—
Unearned income	(793)	(970)	(149)	(792)	(510)	5	(3,209)
Ending Balance	$462,298	$419,139	$476,366	$437,287	$104,528	$25,293	$1,924,911

December 31, 2017
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
Pass	$465,464	$437,087	$487,800	$461,091	$92,522	$24,928	$1,968,892
Special Mention	1,639	—	189	1,615	5,349	—	8,792
Substandard	758	—	1,835	1,750	—	10	4,353
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Unearned income	(779)	(1,004)	(155)	(804)	(390)	4	(3,128)
Ending Balance	$467,082	$436,083	$489,669	$463,652	$97,481	$24,942	$1,978,909

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on non-accrual status with all payments applied to principal under the cost-recovery method. As the Bank does not utilize the cash-basis method of accounting for impaired loans, the Bank did not recognize interest income in association with its impaired loans during the first three months of 2018 and 2017.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The table below shows the results of management’s analysis of impaired loans, excluding purchased impaired loans, as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific related allowance recorded:
Commercial real estate - owner occupied	$1,040	$1,086	$—
Commercial real estate - nonowner occupied	—	—	—
Residential real estate	841	886	—
Commercial	807	1,158	—
Real estate construction	—	—	—
Consumer	43	43	—
Total with no specific related allowance	$2,731	$3,173	$—
With a specific related allowance recorded:
Commercial real estate loans - owner occupied	$399	$399	$100
Commercial real estate loans - nonowner occupied	—	—	—
Residential real estate	164	164	11
Commercial	1,411	1,440	264
Real estate construction	835	935	49
Consumer	10	10	1
Total with a specific related allowance	$2,819	$2,948	$425
Total	$5,550	$6,121	$425

	December 31, 2017
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific related allowance recorded:
Commercial real estate - owner occupied	$1,066	$1,092	$—
Commercial real estate - nonowner occupied	—	—	—
Residential real estate	—	—	—
Commercial	747	1,080	—
Real estate construction	—	—	—
Consumer	145	155	—
Total with no specific related allowance	$1,958	$2,327	$—
With a specific related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - nonowner occupied	—	—	—
Residential real estate	—	—	—
Commercial	1,766	1,817	234
Real estate construction	865	952	186
Consumer	37	38	—
Total with a specific related allowance	$2,668	$2,807	$420
Total	$4,626	$5,134	$420

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The table below shows the average recorded investment in impaired loans, excluding purchased impaired loans, by class of loan:

	Average Recorded Investment
	For the Three Months Ended March 31,
(In Thousands)	2018	2017
Commercial real estate - owner occupied	$1,450	$1,075
Commercial real estate - nonowner occupied	—	—
Residential real estate	1,076	—
Commercial	2,402	3,395
Real estate construction	863	923
Consumer	54	179
Total	$5,845	$5,572

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

No loans were modified in connection with a TDR during the three month periods ended March 31, 2018 and 2017.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The table below shows the results of management's analysis of troubled debt restructurings as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
(In Thousands)	Number of Loans	Outstanding Balance	Recorded Investment	Number of Loans	Outstanding Balance	Recorded Investment
Performing:
Commercial real estate - owner occupied	—	$—	$—	—	$—	$—
Commercial real estate - nonowner occupied	—	—	—	—	—	—
Residential real estate	1	206	163	1	208	166
Commercial	2	909	909	2	921	921
Real estate construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Non-performing:
Commercial real estate - owner occupied	—	—	—	—	—	—
Commercial real estate - nonowner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial	2	912	912	2	956	956
Real estate construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	5	$2,027	$1,984	5	$2,085	$2,043

The amount of the specific valuation allowance related to TDRs was $49 thousand and $186 thousand as of March 31, 2018 and December 31, 2017, respectively.

There were no outstanding commitments to lend additional amounts to TDR borrowers at March 31, 2018 or December 31, 2017.

There were no TDR payment defaults during the three months ended March 31, 2018 and 2017. For purposes of this disclosure, a TDR payment default occurs when, within twelve months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 or more past due.

Note 5.        Allowance for Loan and Lease Losses

The allowance for loan and lease losses totaled $15.9 million and $15.8 million at March 31, 2018 and December 31, 2017, respectively. The allowance for loan and lease losses was equivalent to 0.83% and 0.80% of total loans held for investment at March 31, 2018 and December 31, 2017, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

The methodology by which we systematically determine the amount of our allowance is set forth by the Board of Directors in our Credit Risk Management Policy and implemented by management. The results of the analysis are documented, reviewed, and approved by the Board of Directors no less than quarterly. Quarterly, or more frequently if warranted, the Bank analyzes the collectability of its loan and leases held for investment portfolio. This analysis results in an ALLL level that the Bank’s management deems appropriate and consistent with regulatory guidance and generally accepted accounting principles. Regulatory guiding principles originate from the Interagency Policy Statement on the Allowance for Loan and Lease Losses.

The level of the allowance for loan and lease losses is determined by management through an ongoing, detailed analysis of historical loss rates and risk characteristics. Management evaluates the collectability of the portfolio through several methods: review of relationships with revolving credit facilities, internal loan review and third party review by auditors and regulators. A conventional risk rating scale and definitions are contained within the framework prescribed by the Bank’s Credit Risk Management Policy. Any loan that is deemed to have potential or well defined weaknesses that may jeopardize collection in full is analyzed and may be charged off or a specific reserve may be assigned if the loan is deemed to be impaired.

During the risk rating verification process, each loan identified as inadequately protected by the paying capacity of the obligor or of the collateral pledged is considered impaired and is placed on non-accrual status. On these loans, management measures the

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

potential impairment of the individual loan and may set aside a specific reserve. Any amounts deemed uncollectible during that analysis are charged-off.

For the remaining loans, Bank management calculates the probability of loss using the risk rating for each of the following loan types: Commercial Real Estate - Owner Occupied, Commercial Real Estate - Non-Owner Occupied, Residential Real Estate, Commercial, Real Estate Construction, and Consumer. Management calculates the historical loss rate in each group by risk rating using a period of at least six years. This historical loss rate may then be adjusted based on management’s assessment of internal and external environmental factors which include, but are not limited to unemployment, office vacancy rates, and any concentrations that exist within the portfolio. This adjustment is intended to account for changes between the historical and current economic environment in addition to changes in the ongoing management of the portfolio which affects potential losses.

Once complete, management uses several characteristics in addition to its experience to compare the condition of the portfolio and determine if it is directionally consistent with other banks in its peer group. Based on this analysis, management aggregates the probability of loss of the remaining portfolio based on the specific and general allowances and may reserve additional amounts to the allowance as needed.

At the request of management and the Board of Directors, internal auditors, independent consultants engaged by the Bank and regulators review the adequacy and methodology on a regular basis, and no material adjustments to the allowance have been required.

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

As of and for the Three Months Ended March 31, 2018
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total

Balance at December 31, 2017	$4,280	$3,104	$2,181	$5,450	$706	$84	$15,805
Charge-offs	—	(677)	—	(1)	—	(13)	(691)
Recoveries	—	—	16	48	—	—	64
Provision	(692)	144	(212)	1,413	54	43	750
Balance at March 31, 2018	$3,588	$2,571	$1,985	$6,910	$760	$114	$15,928

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$100	$—	$11	$264	$49	$1	$425
Collectively evaluated for impairment	3,488	2,571	1,974	6,646	711	113	15,503
Total ending allowance balance	$3,588	$2,571	$1,985	$6,910	$760	$114	$15,928

Individually evaluated for impairment	$1,434	$—	$164	$2,883	$835	$234	$5,550
Collectively evaluated for impairment	459,403	418,178	474,144	434,230	103,693	25,011	1,914,659
Purchased impaired loans	1,461	961	2,058	174	—	48	4,702
Total ending loans balance	$462,298	$419,139	$476,366	$437,287	$104,528	$25,293	$1,924,911

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

As of and for the Twelve Months Ended December 31, 2017
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total

Balance at December 31, 2016	$2,943	$2,145	$2,510	$7,053	$1,277	$80	$16,008
Charge-offs	—	—	—	(7,457)	—	(27)	(7,484)
Recoveries	17	—	131	209	—	5	362
Provision	1,320	959	(460)	5,645	(571)	26	6,919
Balance at December 31, 2017	$4,280	$3,104	$2,181	$5,450	$706	$84	$15,805

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$234	$186	$—	$420
Collectively evaluated for impairment	4,280	3,104	2,181	5,216	520	84	15,385
Total ending allowance balance	$4,280	$3,104	$2,181	$5,450	$706	$84	$15,805

Individually evaluated for impairment	$1,393	$—	$166	$3,107	$865	$182	$5,713
Collectively evaluated for impairment	464,030	435,109	487,390	460,369	96,616	24,713	1,968,227
Purchased impaired loans	1,659	974	2,113	176	—	47	4,969
Total ending loans balance	$467,082	$436,083	$489,669	$463,652	$97,481	$24,942	$1,978,909

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

As of and for the Three Months Ended March 31, 2017
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total

Balance at December 31, 2016	$2,943	$2,145	$2,510	$7,053	$1,277	80	$16,008
Charge-offs	—	—	—	(3,703)	—	—	(3,703)
Recoveries	—	—	7	15	—	—	22
Provision	(147)	26	(66)	1,561	34	(8)	1,400
Balance at March 31, 2017	$2,796	$2,171	$2,451	$4,926	$1,311	$72	$13,727

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$509	$221	$—	$730
Collectively evaluated for impairment	2,796	2,171	2,451	4,417	1,090	72	12,997
Total ending allowance balance	$2,796	$2,171	$2,451	$4,926	$1,311	$72	$13,727

Individually evaluated for impairment	$333	$—	$1,118	$3,980	$940	$—	$6,371
Collectively evaluated for impairment	262,098	205,452	210,889	290,471	90,674	6,836	1,066,420
Total ending loans balance	$262,431	$205,452	$212,007	$294,451	$91,614	$6,836	$1,072,791

Note 6.        Earnings Per Share

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2018 and 2017, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

	For the Three Months Ended March 31,
	2018	2017
(In thousands, except for share and per share data)
Basic earnings per share:
Net income	$8,086	$2,607
Weighted average shares outstanding	20,619,817	10,724,798
Basic earnings per share	$0.39	$0.24
Diluted earnings per share:
Net income	$8,086	$2,607
Weighted average shares outstanding	20,619,817	10,724,798
Dilutive effect of stock options	95,371	132,437
Weighted average diluted shares outstanding	20,715,188	10,857,235
Diluted earnings per share	$0.39	$0.24

None of the stock options were considered anti-dilutive as of March 31, 2018 and 2017.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

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

The “Other” column in the following table includes the operations of the Corporation and Access Real Estate. The primary source of income for the Corporation is derived from dividends from the Bank and its primary expense relates to costs incurred by the Corporation in connection with its annual audits, directors' fees, and other professional fees and expenses associated with being a publicly held entity. The primary source of income for Access Real Estate is derived from rents received from the Bank.

The following tables present segment information as of and for the three months ended March 31, 2018 and 2017:

	March 31, 2018
(In Thousands)	Commercial Banking	Mortgage Banking	Trust & Wealth Management	Other	Eliminations	Consolidated Totals
Revenues:
Interest income	$26,287	$227	$2	$6	$86	$26,608
Gain on sales of loans	—	2,792	—	—	—	2,792
Other revenues	1,505	1,269	1,741	418	(330)	4,603
Total operating revenues	27,792	4,288	1,743	424	(244)	34,003
Expenses:
Interest expense	3,294	(152)	—	135	86	3,363
Salaries and employee benefits	7,928	2,877	948	—	(25)	11,728
Other expenses	7,285	706	482	828	(305)	8,996
Total operating expenses	18,507	3,431	1,430	963	(244)	24,087
Income (loss) before income taxes	$9,285	$857	$313	$(539)	$—	$9,916
Total assets	$2,781,867	$39,416	$11,078	$22,494	$(21,007)	$2,833,848

	March 31, 2017
(In Thousands)	Commercial Banking	Mortgage Banking	Wealth Management	Other	Eliminations	Consolidated Totals
Revenues:
Interest income	$13,394	$250	$—	$6	$(96)	$13,554
Gain on sales of loans	—	3,345	—	—	—	3,345
Other revenues	765	1,126	754	336	(323)	2,658
Total operating revenues	14,159	4,721	754	342	(419)	19,557
Expenses:
Interest expense	1,870	27	—	63	(96)	1,864
Salaries and employee benefits	4,418	3,031	591	—	—	8,040
Other expenses	3,527	841	239	1,271	(323)	5,555
Total operating expenses	9,815	3,899	830	1,334	(419)	15,459
Income (loss) before income taxes	$4,344	$822	$(76)	$(992)	$—	$4,098
Total assets	$1,351,257	$52,447	$2,739	$20,657	$(25,753)	$1,401,347

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

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

CRA mutual fund: The fair value of the CRA mutual fund is determined by the net asset value of the fund (Level 1).

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

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of March 31, 2018 and December 31, 2017 are summarized below:

	Fair Value Measurement at March 31, 2018 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
U.S. Treasury	$1,966	$—	$1,966	$—
U.S. Government agencies	4,930	—	4,930	—
Mortgage backed	262,124	—	262,124	—
Corporate bonds	4,519	—	4,519	—
Asset backed securities	32,500	—	28,271	4,229
Certificates of deposit	1,963	—	1,963	—
Municipals	93,409	—	93,409	—
Total available-for-sale investment securities	401,411	—	397,182	4,229
CRA Mutual fund	1,351	1,351	—	—
Residential loans held for sale	30,008	—	30,008	—
Derivative assets	766	—	—	766
Total Financial Assets-Recurring	$433,536	$1,351	$427,190	$4,995
Financial Liabilities-Recurring
Derivative liabilities	$291	$—	$—	$291
Total Financial Liabilities-Recurring	$291	$—	$—	$291
Financial Assets-Non-Recurring
Impaired loans (1)	$2,394	$—	$—	$2,394
OREO	1,903	—	—	1,903
Total Financial Assets-Non-Recurring	$4,297	$—	$—	$4,297

(1)
Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan's effective interest rate.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

	Fair Value Measurement at December 31, 2017 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
U.S. Treasury notes	$50	$50	$—	$—
U.S. Government agency	5,065	—	5,065	—
Mortgage backed	260,455	—	260,455	—
Corporate bonds	4,482	—	4,482	—
Asset backed securities	33,600	—	29,321	4,279
Certificates of deposit	1,981	—	1,981	—
Municipals	100,434	—	100,434	—
CRA Mutual fund	1,379	1,379	—	—
Total available-for-sale investment securities	407,446	1,429	401,738	4,279
Residential loans held for sale	31,999	—	31,999	—
Derivative assets	420	—	—	420
Total Financial Assets-Recurring	$439,865	$1,429	$433,737	$4,699
Financial Liabilities-Recurring
Derivative liabilities	$195	$—	$—	$195
Total Financial Liabilities-Recurring	$195	$—	$—	$195
Financial Assets-Non-Recurring
Impaired loans (1)	$2,248	$—	$—	$2,248
OREO	643		—	643
Total Financial Assets-Non-Recurring	$2,891	$—	$—	$2,891

(1)
Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan's effective interest rate.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the three month periods ended March 31, 2018 and 2017:

	Net Derivatives	Securities Available-for-Sale	Total
	(In Thousands)
Balance January 1, 2018	$225	$4,279	$4,504
Realized and unrealized gains (losses) included in earnings	202	—	202
Unrealized gains (losses) included in other comprehensive income	48	(50)	(2)
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance March 31, 2018	$475	$4,229	$4,704

	Net Derivatives	Securities Available-for-Sale	Total
	(In Thousands)
Balance January 1, 2017	$668	$4,500	$5,168
Realized and unrealized gains (losses) included in earnings	(220)	—	(220)
Unrealized gains (losses) included in other comprehensive income	—	(244)	(244)
Purchases, settlements, paydowns, and maturities	—	—	—
Transfer into Level 3	—	—	—
Balance March 31, 2017	$448	$4,256	$4,704

The following tables present quantitative information as of March 31, 2018 and December 31, 2017 about Level 3 fair value measurements for assets measured at fair value:

March 31, 2018
Description	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Asset-backed securities	$4,229	Discounted cash flows	Discount rate	3% - 6% (5.0%)
Derivative assets	766	Market pricing (3)	Estimated pullthrough	75% - 90% (90.0%)
Derivative liabilities	291	Market pricing (3)	Estimated pullthrough	75% - 90% (90.0%)
Financial Assets - Non-recurring
Impaired loans - Real estate secured	$1,238	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 15% (10%)
Impaired loans - Non-real estate secured	$1,156	Discounted cash flows	Discount rate and liquidation expenses (2)	3% - 6% (5.0) 0% - 10% (5%)
OREO	$1,903	Appraisal of collateral (1)	Discounts to reflect current market conditions and estimated selling costs	10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various Level 3 inputs which are not identifiable.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

December 31, 2017
Description	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Asset-backed securities	$4,279	Discounted cash flows	Discount rate	3% - 6% (5.0%)
Derivative assets	$420	Market pricing (3)	Estimated pullthrough	75% - 90% (89.0%)
Derivative liabilities	$195	Market pricing (3)	Estimated pullthrough	75% - 90% (89.0%)
Financial Assets - Non-recurring
Impaired loans - Real estate secured	$2,211	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 15% (10%)
Impaired loans - Non-real estate secured	$37	Discounted cash flows	Discount rate and liquidation expenses (2)	3% - 6% (5.0) 0% - 10% (5%)
OREO	$643	Appraisal of collateral (1)	Discounts to reflect current market conditions and estimated selling costs	10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various Level 3 inputs which are not identifiable.

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

	March 31, 2018
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$30,008	$999	$29,009

	December 31, 2017
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$31,999	$1,102	$30,897

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

1 for noninterest-bearing deposits and Level 2 for interest-bearing deposits due from banks or federal funds sold.

Restricted Stock
It is not practical to determine the fair value of restricted stock due to the restrictions placed on its transferability.

Loans, Net of Allowance
For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated from the standpoint of an exit price which is the estimated price that would be paid by a prospective buyer and received by the Corporation on the sale of the loans resulting in a Level 3 classification. Unlike an entry price, where the fair value of a loan is calculated by discounting projected cash-flows using current offering rates on similar new product offerings, exit pricing reflects the fair value from the perspective of a market participant/prospective buyer.

Prior to January 1, 2018 and the adoption of ASU 2016-01, the Corporation estimated fair value of these same loans using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics resulting in a Level 3 classification. The fair value of other types of loans was estimated by discounting the future cash flows using the then current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities resulting in a Level 3 classification.

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

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed interest rates. The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2018 and December 31, 2017, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of the Corporation's financial instruments are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$144,364	$144,364	$122,313	$122,313
Securities available-for-sale	401,411	401,411	406,067	406,067
Marketable equity	1,351	1,351	1,379	1,379
Securities held-to-maturity	15,676	15,657	15,721	16,379
Restricted stock	16,502	16,502	16,572	16,572
Loans held for sale	30,008	30,008	31,999	31,999
Loans, net of allowance	1,908,983	1,927,792	1,963,104	1,984,531
Derivatives	766	766	420	420
Total financial assets	$2,519,061	$2,537,851	$2,557,575	$2,579,660
Financial liabilities:
Deposits	$2,196,928	$2,187,374	$2,234,148	$2,161,134
Short-term borrowings	143,413	143,626	145,993	145,396
Long-term borrowings	40,000	40,093	40,000	39,764
Trust preferred debentures	3,903	5,001	3,883	3,939
Derivatives	291	291	195	195
Total financial liabilities	$2,384,535	$2,376,385	$2,424,219	$2,350,428

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $120.7 million and $82.8 million in outstanding commitments at March 31, 2018 and December 31, 2017, respectively.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Corporation had $449.1 million and $468.2 million in unfunded lines of credit whose contract amounts represent credit risk at March 31, 2018 and December 31, 2017, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $14.1 million and $14.3 million at March 31, 2018 and December 31, 2017, respectively.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At March 31, 2018 and December 31, 2017 the balance in this reserve totaled $800 thousand and $800 thousand, respectively.

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

The Mortgage Division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. At March 31, 2018 and December 31, 2017, the balance in this reserve totaled $953 thousand and $953 thousand, respectively.

The following table shows the changes to the allowance for losses on mortgage loans sold.

	For the Three Months Ended March 31,		For the Year Ended
(In Thousands)	2018	2017	December 31, 2017
Balance, beginning of period	$953	$1,029	$1,029
Provision charged to operating expenses	—	—	—
Recoveries	—	—	—
Charge-offs	—	—	(76)
Balance, end of period	$953	$1,029	$953

Note 10.        Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” as well as most industry-specific guidance. The amendments also create a new Subtopic 340-40 “Other Assets and Deferred Costs - Contracts with Customers”. In summary, entities are to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of ASU 2014-09 were originally effective for annual periods beginning after December 15, 2016 and interim periods within 2017; however, a one year deferral was issued which now makes the provisions effective for annual periods beginning after December 15, 2017 and interim periods within 2018. The Corporation completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Based on this assessment, the Corporation concluded that ASU 2014-09 did not materially change the method in which the Corporation currently recognizes revenue for these revenue streams. The Corporation also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Corporation determined that the classification of certain debit and credit card related costs were being recognized on a net basis. The Corporation adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 18 Revenue Recognition for more information.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10)”. This ASU requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee); requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; as well as requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in the ASU are effective beginning after December 15, 2017. The adoption of this guidance did not have a material effect on the Corporation’s financial condition or results of operations. In accordance with this ASU, the Corporation measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see Note 8 Fair Value Measurements) as well as reclassifying and presenting its equity security at fair value (see Note 3 Securities).

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This ASU specifies the accounting for leases in an effort to increase transparency and comparability among organizations. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Corporation expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Corporation’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Corporation’s consolidated statements of condition, along with its regulatory capital ratios. The amendments in the ASU are effective beginning after December 15, 2018. The Corporation continues to evaluate the impact this guidance will have on its consolidated financial statements and has hired a firm to assist in this process so as to be able to determine the impact this ASU will have on the Corporation by the end of the second quarter 2018.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities by eliminating the probable initial recognition threshold (incurred loss methodology) and requiring entities to reflect its current estimate of all expected credit losses. The amendments in the ASU are effective beginning after December 15, 2019 and for interim periods within that year. Early adoption is permitted beginning after December 15, 2018. Entities will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings in the first period effective. Management is currently evaluating the potential impact of ASU 2016-13 on the Corporation's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU was issued to reduce diversity in how certain cash receipts and cash payments are being presented and classified in the statement of cash flows. Guidance provided in the ASU are specific to eight cash flow issues being: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt or other debt instruments with interest rates that are insignificant to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds received from the settlement of life insurance claims; proceeds received from the settlement of bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Corporation adopted this guidance on its required effective date of January 1, 2018. The adoption of this guidance did not have a material effect on the Corporation’s financial condition or results of operations.

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

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of the Tax Act and Jobs Act (the "Tax Relief Act"). Consequently, the reclassification eliminates the stranded tax effects resulting from the Tax Relief Act and is intended to improve the usefulness of information reported to financial statement users. However, because the ASU only relates to the reclassification of the income tax effects of the Tax Relief Act, the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. ASU No. 2018-02 is effective for the Corporation's reporting period beginning on January 1, 2019; early adoption is permitted. The Corporation elected to early adopt ASU No. 2018-02 during the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Relief Act from AOCI to retained earnings. The reclassification decreased AOCI and increased retained earnings by $374 thousand, with

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

zero net effect on total shareholders’ equity. The Corporation utilizes the individual securities approach when releasing income tax effects from AOCI for its investment securities.

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

At March 31, 2018 and December 31, 2017, the Mortgage Division had open forward contracts with a notional value of $45.8 million and $39.3 million, respectively. At March 31, 2018 and December 31, 2017, the Mortgage Division had no open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of MBS. The fair value of these open forward contracts was $149 thousand and $56 thousand at March 31, 2018 and December 31, 2017, respectively.

Interest rate lock commitments totaled $45.6 million and $20.0 million at March 31, 2018 and December 31, 2017, respectively, and included $5.6 million and $3.2 million that were made on a best efforts basis at March 31, 2018 and December 31, 2017, respectively. Fair values of these best efforts commitments were $51 thousand and $23 thousand at March 31, 2018 and December 31, 2017, respectively. The remaining hedged interest rate lock commitments totaling $35.0 million and $16.8 million at March 31, 2018 and December 31, 2017, respectively, had a fair value of $527 thousand and $297 thousand, respectively.

Included in other noninterest income for the three months ended March 31, 2018 and 2017 was a net loss of $265 thousand and a net gain of $655 thousand, respectively, relating to derivative instruments. The amount included in other noninterest income for the three months ended March 31, 2018 and 2017 pertaining to its hedging activities was a net realized loss of $777 thousand and a net realized loss of $2.5 million, respectively.

Note 12.        Low Income Housing Tax Credits

The Corporation was invested in five separate housing equity funds at March 31, 2018 and December 31, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $10.3 million and $10.4 million at March 31, 2018 and December 31, 2017, respectively. Additional capital calls expected for the funds totaled $6.13 million at March 31, 2018, and are included in other liabilities on the consolidated balance sheets. The expected terms of these investments and the related tax benefits run through 2033.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 13.        Bank Owned Life Insurance

The Corporation had $52.0 million and $51.6 million in bank owned life insurance ("BOLI") at March 31, 2018 and December 31, 2017, respectively. The Corporation recognized interest income, which is included in other noninterest income of $321 thousand and $184 thousand for the three months ended March 31, 2018 and 2017, respectively.

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

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the Acquisition Date. Fair values were preliminary and subject to refinement for up to one year after the closing date of the Acquisition Date being March 31, 2018.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

In connection with the acquisition, the consideration paid, and the final purchase price allocation of the fair values of identifiable assets acquired and liabilities assumed as of the Acquisition Date are summarized in the following table (dollars in thousands):

Consideration paid:
Common shares issued (9,516,097)	$285,679
Cash paid to shareholders	608
Value of consideration	286,287

Fair value of assets acquired:
Cash and cash equivalents	$90,940
Investment securities	241,170
Restricted stock	4,119
Loans	815,785
Bank premises and equipment	22,914
OREO	3,919
Intangibles	21,436
Bank owned life insurance	24,080
Other assets	26,020
Total assets	1,250,383

Fair value of liabilities assumed:
Deposits	1,056,691
Short-term borrowings	26,033
Long-term borrowings	29,892
Trust preferred debentures	3,824
Other liabilities	15,751
Total liabilities	1,132,191

Net assets acquired	118,192
Goodwill resulting from merger with Middleburg	$167,487

During the quarter ended March 31, 2018, adjustments were made to the purchase price allocations that resulted in a decrease to the initial fair value estimate of investment securities of $3.0 million, an increase in bank premises and equipment of $994 thousand, a decrease in other assets of $323 thousand, an increase in deposits of $72 thousand, and a decrease in other liabilities of $970 thousand, resulting in a decrease to acquired net assets of $1.4 million. The Corporation made these measurement period adjustments to reflect facts and circumstances that existed as of the merger date and did not result from intervening events subsequent to such date. The revised fair value estimates resulted in an increase to goodwill of $1.4 million. As of March 31, 2018, the Corporation finalized its valuation of all assets and liabilities acquired.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (acquired impaired or PCI) and loans that do not meet these criteria, which are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs (acquired performing). The fair values of the acquired performing loans were $810.9 million and the fair values of the acquired impaired loans were $4.9 million. The gross contractually required principal and interest payments receivable for acquired performing loans was $7.8 million. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $3.4 million.

The following table presents the acquired impaired loans receivable at the Acquisition Date (dollars in thousands):

Contractual principal and interest at acquisition	$7,835
Nonaccretable difference	(3,427)
Expected cash flows at acquisition	4,408
Accretable yield	(186)
Fair value of purchased impaired loans	$4,222

Bank Premises
The fair value of Middleburg’s premises, including land, buildings, and improvements, was determined based upon independent third-party appraisals performed by licensed appraisers in the market in which the premises are located. These appraisals were based upon the highest and best use of the underlying asset(s) with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised. The Corporation also engaged independent appraisers to value the leasehold interests. The fair value of the leasehold interest was not material to the consolidated financial statements. The fair value adjustment related to bank premises was $3.5 million.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 15.        Other Income and Other Operating Expenses

The Corporation had the following other income for the three month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Trust	$1,242	$—
Wealth Management	499	754
Bank owned life insurance	321	184
Miscellaneous loan fees	215	136
Fair value marks on loans held for sale	54	(132)
Hedging gains/losses	480	71
ATM transaction fees	341	57
Other	974	1,308
	$4,126	$2,378

The Corporation had the following other operating expenses for the three month periods ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017
	(In Thousands)
Merger related expenses	$34	$565
Data processing	865	255
Business and franchise tax	489	245
FDIC insurance	311	237
Consulting fees	279	224
Advertising and promotional	308	168
Accounting and auditing	291	153
Investor fees	123	135
Telephone	226	103
Regulatory examinations	136	102
Stock option	112	95
Director fees	189	93
Credit report	112	89
Legal fees	62	76
Insurance	164	68
Publication and subscription	73	59
Disaster recovery	68	53
Office supplies-stationary print	101	50
FRB and bank analysis charges	74	44
Dues and memberships	46	37
Management fees	25	35
Travel	55	33
Business development and meals	40	24
Amortization of intangibles	899	15
Courier	71	14
Education and training	167	10
Bank paid closing costs	48	12
Other	637	341
	$6,005	$3,335

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 16.        Derivatives

The Corporation utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Corporation accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Corporation obtained several designated derivative instruments as a result of the merger with Middleburg and continues to account for these items on a basis consistent with when the items were established by Middleburg which is in accordance with this guidance. Information concerning each of the Corporation's categories of derivatives as of March 31, 2018 is presented below.

Derivatives designated as cash flow hedges

During 2010, Middleburg entered into an interest rate swap which has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the trust preferred debentures. The swap hedges the cash flow associated with the trust preferred capital notes wherein the Corporation receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  Cash collateral was reserved for this swap in the amount of $400 thousand as of March 31, 2018 and December 31, 2017. The swap was entered into with a counterparty that met the Corporation’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Corporation believes that the credit risk inherent in the contract is not significant.

During 2013, Middleburg entered into an interest rate swap which has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with FHLB borrowings. The swap hedges the cash flows associated with the FHLB borrowings wherein the Corporation receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10.0 million.  The term of the swap is 5 years and commenced on November 25, 2013.  Collateral was reserved for this swap in the amount of $600 thousand as of March 31, 2018 and December 31, 2017. The swap was entered into with a counterparty that met the Corporation's credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Corporation believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Corporation has assessed the effectiveness of the hedging relationships by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified for the three months ended March 31, 2018.

The amounts included in accumulated other comprehensive income as unrealized losses (fair value, net of tax) were $48 thousand and $8 thousand as of March 31, 2018 and December 31, 2017.

Information concerning the derivatives designated as cash flow hedges at March 31, 2018 and December 31, 2017 is presented in the following table:

	March 31, 2018
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$10	1.74%	2.59%	2.8
Pay fixed - receive floating interest rate swap	1	$10,000	$41	$—	1.88%	1.43%	0.7

	December 31, 2017
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$81	1.36%	2.59%	2.9
Pay fixed - receive floating interest rate swap	1	$10,000	$29	$—	1.49%	1.43%	0.9

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	March 31, 2018
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,178	$—	$101	1 month LIBOR plus 200 BP	3.90%	9.6
Pay fixed - receive floating interest rate swap	1	1,607	—	25	1 month LIBOR plus 180 BP	4.09%	6.7
Pay floating - receive fixed interest rate swap	1	3,178	101	—	3.90%	1 month LIBOR plus 200 BP	9.6
Pay floating - receive fixed interest rate swap	1	1,607	25	—	4.09%	1 month LIBOR plus 180 BP	6.7
Total derivatives not designated		$9,570	$126	$126

	December 31, 2017
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,224	$96	$—	1 month LIBOR plus 200 BP	3.90%	9.8
Pay fixed - receive floating interest rate swap	1	1,615	—	22	1 month LIBOR plus 180 BP	4.09%	7.0
Pay floating - receive fixed interest rate swap	1	3,224	—	96	3.90%	1 month LIBOR plus 200 BP	9.8
Pay floating - receive fixed interest rate swap	1	1,615	22	—	4.09%	1 month LIBOR plus 180 BP	7.0
Total derivatives not designated		$9,678	$118	$118

Rate Cap Transaction
During 2018, the Corporation had one derivative instrument in the form of an interest rate cap agreement with a notional amount of $10.0 million. The notional amount of the financial derivative instrument does not represent exposure to credit loss. The Corporation is exposed to credit loss only to the extent the counterparty defaults in its responsibility to pay interest under the terms of the agreement. The credit risk in derivative instruments is mitigated by entering into transactions with highly-rated counterparties that management believes to be creditworthy and by limiting the amount of exposure to each counterparty. The Corporation does not expect any counterparty to fail to meet its obligations.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The details of the interest rate cap agreement as of March 31, 2018 and December 31, 2017 are summarized below:

March 31, 2018
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium	Fair Value	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$9	$—

December 31, 2017
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium	Fair Value	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$1	$—

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

At March 31, 2018, the total fair value of the interest rate cap agreement was $9 thousand. The fair value of the interest rate cap agreement is included in other assets on the Corporation's consolidated balance sheets. Changes in fair value are recorded in earnings in other operating expenses. For the three months ended March 31, 2018, $(1) thousand was recognized in other operating expenses.

The premium paid on the interest rate cap agreement is recognized as a decrease in interest income over the duration of the agreement using the caplet method. For the three months ended March 31, 2018, no premium amortization was required.

Note 17.        Goodwill and Intangible Assets

The following table summarizes the Corporation's carrying amount for intangible assets:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(Dollars in thousands)
Intangible assets subject to amortization
Core deposit intangible	$16,057	$(3,212)	$12,845	$16,057	$(2,408)	$13,649
Customer lists	5,214	(386)	4,828	5,214	(308)	4,906
Non-Compete agreements	117	(81)	36	117	(60)	57
Total	$21,388	$(3,679)	$17,709	$21,388	$(2,776)	$18,612

Amortization expense was $899 thousand and $15 thousand for the three months ended March 31, 2018 and 2017, respectively.

Changes in the carrying amount of indefinite lived assets for the three month periods ended March 31, 2018 and 2017 are summarized in the table as follows:

	2018	2017
(Dollars in thousands)
Balance, January 1	$166,549	$1,501
Adjustment period refinements - Middleburg merger goodwill	1,388	—
Balance, March 31	$167,937	$1,501

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 18.        Revenue Recognition

On January 1, 2018, the Corporation adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 10 - Recent Accounting Pronouncements, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Corporation's revenue is derived primarily from interest income from receivables (loans) and securities. Other revenues are derived from fees received in connection with deposits, gains from the sale of loans and loan origination fees, and investment advisory services. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. The Corporation adopted ASC 606 using the modified retrospective transition approach which does not require restatement of prior periods. The method was selected given that there were no material changes in the timing of revenue recognition which would result in comparability issues with prior periods. This adoption method is considered a change in accounting principle which requires additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard. By electing this approach, the Corporation recognized no cumulative effect adjustment to the opening balance sheet of retained earnings as of January 1, 2018. When applying the modified retrospective approach under ASC 606, the Corporation has elected, as a practical expedient, to apply the revenue standard only to contracts that are not completed as of January 1, 2018. A completed contract is considered to be a contract for which all (or substantially all) of the revenue was recognized in accordance with revenue guidance that is in effect before January 1, 2018. There were no uncompleted contracts as of January 1, 2018 for which application of the new standard required an adjustment to retained earnings as the recognition of these revenue streams did not change significantly upon adoption of Topic 606.

The following disclosures related to ASC Topic 606 involve income derived from contracts with customers. Within the scope of ASC Topic 606, the Corporation maintains contracts to provide services, primarily for investment advisory and/or custody. Through the Corporation's wholly-owned subsidiary, Middleburg Investment Group, the holding company for Middleburg Trust Company, we contract with our customers to perform trust and/or custody services. Through our wholly-owned subsidiary Access Capital Management Holding, LLC, the holding company for Access Investment Services, LLC, we contract with our customers to perform IRA and/or custody and agency advisory services. Through our wholly-owned subsidiary Access Capital Management Holding, LLC, the holding company for Capital Fiduciary Advisors, LLC, we contract with our customers to perform discretionary or nondiscretionary investment services coupled with or without financial planning. The Bank, Access National Bank, contracts with the Corporation's customers to perform deposit account services.

Noninterest revenue streams in-scope of Topic 606 are discussed below.

Trust and Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Corporation does not earn performance-based incentives.

Service Charges on Deposit Accounts
Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Corporation’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Corporation’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Fees, Exchange, and Other Service Charges
Fees, exchange, and other service charges are primarily comprised of debit card income, ATM fees, merchant services income, and other service charges. Debit card income is primarily comprised of interchange fees earned whenever the Corporation’s debit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Corporation cardholder uses a non-Corporation ATM or a non-Corporation cardholder uses a Corporation ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Corporation’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Annuity and Insurance
Annuity and insurance income primarily consists of commissions received on annuity product sales. The Corporation acts as an intermediary between the Corporation’s customer and the insurance carrier. The Corporation's performance obligation is generally satisfied upon the issuance of the annuity policy. Shortly after the policy is issued, the carrier remits the commission payment to the Corporation, and the Corporation recognizes the revenue. The Corporation does not earn a significant amount of periodic service fees (i.e., trailer fees) on annuity sales. The majority of the trailer fees relates to variable annuity products and are calculated based on a percentage of market value at period end. Revenue is not recognized until the annuity’s market value can be determined.

Other
Other noninterest income consists of other recurring revenue streams such as commissions from sales of mutual funds and other investments, investment advisor fees, safety deposit box rental fees, and other miscellaneous revenue streams. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Corporation has satisfied its performance obligation. The Corporation also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined. Investment advisor fees are earned over time and based on an annual percentage rate of the net asset value. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Corporation determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Noninterest Income
In-scope of Topic 606:
Trust and asset management	$1,242	$—
Service charges on deposit accounts	477	280
Fees, exchange, and other service charges	370	57
Annuity and insurance	87	14
Other	450	740
Noninterest income (in-scope of Topic 606)	2,626	1,091
Noninterest income (out-of scope of Topic 606)	1,500	1,287
Total Noninterest Income	$4,126	$2,378

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due)

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

from the customer. The Corporation’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Corporation satisfies its performance obligation and revenue is recognized. The Corporation does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

Contract Acquisition Costs
In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Corporation utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Corporation did not capitalize any contract acquisition cost.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; stagnation, continued challenging conditions or deterioration in general business and economic conditions and in the financial markets; mergers and acquisitions, including the degree of success in integrating operations following the Corporation’s merger with Middleburg such as potential deposit attrition, higher than expected costs, the effect on earnings of integrating our legacy wealth services operations into those of Middleburg, and the inability to recognize cost savings or revenues; customer loss and business disruption associated with the integration of Middleburg, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration-related matters; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; the impact of the Tax Reform Act, including, but not limited to the effect of the lower corporate tax rate; any future refinements to the Corporation’s preliminary analysis of the impact of the Tax Reform Act on the Corporation; changes in the effect of the Tax Reform Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the Federal Reserve Board; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the effect of goodwill impairment on net income; technological risks and developments and cyber-attacks and events; the liquidity of the Corporation and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. These statements may address issues that involve estimates and assumptions made by management, management's current beliefs, and risks and uncertainties. These statements are inherently uncertain, and there can b no assurance that the underlying estimates, assumptions or beliefs will be proven to be accurate. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made, except as otherwise required by law.

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A - Risk Factors” of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Critical Accounting Policies, Judgments and Estimates

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450-10, Contingencies, which requires that losses be accrued when they are probable of occurring and can be estimated, and (ii) ASC 310-10, Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

An allowance for loan losses is established through a provision for loan losses based upon industry standards, known risk characteristics, management’s evaluation of the risk inherent in the loan portfolio, and changes in the nature and volume of loan activity. Such evaluation considers, among other factors, the estimated market value of the underlying collateral and current economic conditions. For further information about our practices with respect to allowance for loan losses, please see Note 5 to the unaudited consolidated financial statements.

Other Than Temporary Impairment of Investment Securities

Securities in the Corporation’s investment portfolio are classified as either available-for-sale or held-to-maturity. Securities classified as held-to-maturity are recorded at cost or amortized cost. The estimated fair value of the available-for-sale portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value for available-for-sale securities other than equity investments are recorded in shareholders’ equity as a component of other comprehensive income. In January 2016 the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statements of operations and the remainder of the loss remains in other comprehensive income. At March 31, 2018, there were no securities in the investment portfolio with other than temporary impairment.

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

On December 22, 2017, the President of the United States signed into law the Tax Cut and Jobs Act of 2017 (the "Tax Relief Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Relief Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin ("SAB") No. 118 to address the application of U.S.

GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Relief Act. The Corporation has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its Consolidated Financial Statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Corporation has made, additional regulatory guidance that may be issued, and actions the Corporation may take as a result of the Tax Relief Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. The Corporation’s evaluation of the impact of the Tax Relief Act is subject to refinement for up to one year after the enactment per the guidance under ASC 740, Accounting for Uncertainty in Income Taxes, and SAB 118.

Fair Value

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments. For additional information about our financial assets carried at fair value, please see Note 8 to the unaudited consolidated financial statements.

Revenue Recognition

Upon the January 1, 2018 adoption of ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606") the Corporation recognizes revenue in a manner to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Corporation's revenue is derived primarily from interest income from receivables (loans) and securities. Other revenues are derived from fees received in connection with deposits, gains from the sale of loans and loan origination fees, and investment advisory services. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. Refer to Note 18 - Revenue Recognition for additional details.

Mergers and Acquisitions

Mergers and acquisitions are accounted for using the acquisition method, as required by ASC 805, Business Combinations. The excess of the cost over the fair value of the acquired net assets is recognized as goodwill. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the April 1, 2017, merger date. Such fair values were preliminary estimates and were subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values became available and such information is considered final, whichever is earlier. As of March 31, 2018, the Corporation finalized its valuation of all assets and liabilities acquired.

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

Financial Condition

Executive Summary

At March 31, 2018, the Corporation’s assets totaled $2.83 billion, a decrease of $40.0 million, from $2.87 billion, at December 31, 2017. The decrease in assets was attributable to a decrease in loans held for investment of $54.0 million and was partially offset by an increase in cash and cash equivalents of $22.1 million. The decrease in loans held for investment as of March 31, 2018, as compared to December 31, 2017, was primarily due to seasonal reductions of $37.6 million in revolving commercial lines of credit as well as reductions in commercial mortgage loans totaling $21.7 million and was offset by a $7.0 million increase in real estate construction loans.

Deposits totaled $2.20 billion at March 31, 2018, compared to $2.23 billion at December 31, 2017, a decrease of $37.2 million. Noninterest-bearing demand deposits saw a $38.8 million decrease from the linked quarter yet remain the largest and most attractive source of funding for the Corporation at $706.1 million or 32.14% of total deposits at March 31, 2018. Time deposits decreased $19.7 million while brokered deposits decreased $27.8 million as management continues to focus on replacing its brokered deposits with high value demand deposit relationships. Partially offsetting these decreases were increases in interest-bearing demand deposits of $15.1 million and savings and money market deposits of $36.1 million. Total interest-bearing deposits increased to $1.49 billion at March 31, 2018, an increase of $1.6 million from December 31, 2017.

First quarter 2018 pre-tax earnings were $9.9 million, an increase of $895 thousand from the fourth quarter 2017. The commercial banking segment's net interest income declined $728 thousand from the linked quarter, from $23.7 million to $23.0 million, due mainly to the decrease in average balances of loans held for investment coupled with the decrease in yield on earnings assets. During the fourth quarter of 2017, management planned for and made a strategic sale and disposition of $25.7 million in loans. The commercial banking segment's other expenses reflected a decrease of $1.5 million when compared to the fourth quarter of 2017 as the prior quarter include a pre-tax impairment charge of $3.1 million.

The commercial banking segment’s total revenues grew $13.6 million for the three months ended March 31, 2018 when compared to the same period in 2017 due to the strategic merger with Middleburg. This growth was offset by an increase in interest expense of $1.4 million, salaries and employee benefits of $3.5 million and other expenses of $3.8 million, for the three month period ended March 31, 2018 compared to the same period in 2017 which increases pertained mainly to the additional costs associated with operating a larger bank post-merger. The mortgage banking segment has been relatively unaffected by the merger, contributing pre-tax earnings of $857 thousand for the quarter ended March 31, 2018, up from the pre-tax earnings for the mortgage banking segment of $822 thousand in first quarter 2017. The mortgage banking segment saw a decrease in mortgage loan originations of $10.1 million when comparing first quarter 2018 to the same period in 2017 which contributed to the reduction in recognized gains on the sale of loans of $553 thousand. This decrease in gain on the sale of loans was offset by decreases in interest expense, salaries and employee benefits and other expenses directly related to the origination of mortgage loans held for sale. The trust and wealth management segment saw a $389 thousand increase in pre-tax income when comparing the first quarter of 2018 to the same period in 2017, which was offset by an increase in operating expenses of $600 thousand for the three month period ended March 31, 2018 when compared to the same period in 2017. We expect that the earnings contributions from the trust and wealth management segment will continue to develop over the next few quarters as the unprofitable operations of the legacy Access segment are integrated with and dilute the profitable operations of Middleburg Investment Group. Management believes that the leadership of Middleburg Investment Group and the expanded capabilities resulting from the strategic merger are enhancing the client value proposition in a way that we expect will produce consistent and growing fee income.

The net interest margin increased to 3.65% from 3.46% when comparing the three months ended March 31, 2018 to the same period in 2017. The increase in margin is attributable to the increase in interest rates as well as the reduction in cost of funds for interest-bearing deposits resulting from the strategic merger.

Non-performing assets (“NPAs”) increased to $7.5 million at March 31, 2018 from $5.3 million at December 31, 2017, representing 0.26% and 0.18% of total assets, respectively. Included in the NPAs total is $1.9 million in other real estate owned. The allowance for loan loss was $15.9 million and $15.8 million at March 31, 2018 and December 31, 2017, respectively, and represented 0.83% and 0.80% of total loans held for investment at March 31, 2018 and December 31, 2017, respectively. The remaining credit and fair value marks on the loans acquired in the Merger totaled $12.2 million and $12.4 million at March 31, 2018 and December 31, 2017, respectively.

At the regional level, the Washington, DC MSA unemployment was consistent at 3.6% as of March 2018 slightly above the 3.4% unemployment rate for the state of Virginia but still below the 3.9% for the nation. At its March 2018 meeting, the Federal Open Market Committee ("FOMC") indicated the labor market has continued to strengthen and economic activity is rising at a moderate rate even though household spending moderated from a strong pace in the fourth quarter of 2017. The April 2018 Federal Reserve Beige Book - Richmond District noted an increase in loan demand since it previous report with bankers reporting strong competition among banks. The Washington DC MSA and the Richmond MSA economies are expected to continue to expand at a modest to moderate pace. While the Washington, DC MSA may under-perform similar sized metro areas, leading indicators point towards further expansion at the national and regional level. Moreover, the economic cycle has extended out further than the historical average and recent fiscal stimuli are expected to expand growth in the near term and extend the current period of growth.

While economic expansion continues at a moderate pace, we are mindful of the prolonged duration and increasing risks to the Bank’s customer base in the event of an economic downturn. As such, we continue to remain reticent in relaxing credit risk underwriting parameters to match or beat competitors as a means of meeting growth objectives. Rather than compete on a transactional basis, we are proactive in cultivating deep client relationships within our target market profile: business-to-business and business-to-government companies with annual revenue of $1 million to $100 million and the various banking services needed by the business and the professionals associated with the businesses. The Corporation is optimistic with a strong capital base and being positioned for continued growth yet prepared to absorb the effects of economic challenge.

Securities

The Corporation’s securities portfolio is comprised of U.S. Government Agency and U.S. Treasury securities, mortgage backed securities, corporate bonds, a CRA mutual fund, certificates of deposit, and asset backed securities as well as municipal bonds. At March 31, 2018, the fair value of the securities portfolio totaled $418.4 million, compared to $423.8 million at December 31, 2017. Included in the fair value totals are held-to-maturity securities with an amortized cost of $15.7 million (fair value of $15.7 million) at March 31, 2018 compared to amortized cost of $15.7 million (fair value of $16.4 million) at December 31, 2017. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Effective January 1, 2018, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a ready market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate - owner occupied, commercial real estate - non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $1.92 billion at March 31, 2018 compared to $1.98 billion at December 31, 2017, a decrease of $54.0 million. The decrease in loans held for investment as of March 31, 2018, was primarily due to seasonal reductions of $37.6 million in revolving commercial lines of credit as well as reductions in commercial mortgage loans totaling $21.7 million and was offset by a $7.0 million increase in real estate construction loans. Please see Note 4 to the unaudited consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at March 31, 2018.

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

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At March 31, 2018, LHFS at fair value totaled $30.0 million compared to $32.0 million at December 31, 2017.

The LHFS are closed by the Mortgage Division and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the first quarter of 2018, we originated $84.4 million of loans processed in this manner, compared to $94.5 million for the first quarter of 2017. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $15.9 million at March 31, 2018, compared to $15.8 million at December 31, 2017. The allowance for loan losses was equivalent to 0.83% and 0.80% of total loans held for investment at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the allowance for loan losses of $15.9 million and the remaining credit and fair value marks on the purchased loan portfolio of $12.2 million was equivalent to 1.46% of total loans held for investment. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 5 to the unaudited consolidated financial statements.

Non-performing Assets

At March 31, 2018 and December 31, 2017, the Bank had non-performing assets totaling $7.5 million and $5.3 million, respectively. Non-performing assets consist of non-accrual loans and other real estate owned. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
(In Thousands)
Nonaccrual loans:
Commercial real estate - owner occupied	$1,439	$1,066
Commercial real estate - non-owner occupied	—	—
Real estate construction	835	865
Residential real estate	1,005	—
Commercial	2,219	2,513
Consumer	52	182
Total nonaccrual loans	5,550	4,626
OREO	1,903	643
Total non-performing assets	$7,453	$5,269

Troubled debt restructured loans included above in non-accrual loans	$912	$956

Ratio of non-performing assets to:
Total loans plus OREO	0.39%	0.23%
Total assets	0.26%	0.16%

Accruing past due loans:
90 or more days past due	$74	$213

Deposits

Deposits are the primary sources of funding loan growth. At March 31, 2018, deposits totaled $2.20 billion compared to $2.23 billion at December 31, 2017, a decrease of $37.2 million. Noninterest-bearing deposits decreased $38.8 million from $745.0 million at December 31, 2017 to $706.1 million at March 31, 2018. Interest-bearing demand deposits increased $15.1 million from $486.6 million at December 31, 2017 to $501.7 million at March 31, 2018. Savings and money market deposits increased $36.1 million from $580.8 million at December 31, 2017 to $616.9 million at March 31, 2018. Time deposits decreased $19.7 million from $301.1 million at December 31, 2017 to $281.5 million at March 31, 2018.

Shareholders’ Equity

Shareholders’ equity totaled $426.7 million at March 31, 2018 compared to $421.6 million at December 31, 2017. The increase in shareholders’ equity is due mainly to net income earned by the Corporation. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The Corporation calculates its regulatory capital under the Basel III Final Rules. The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios under these new rules.

	March 31,	December 31,
	2018	2017
	(In Thousands)
Tier 1 Capital:
Common stock	$17,281	$17,146
Additional paid in capital	311,675	307,614
Retained earnings	103,703	98,584
Less: Disallowed goodwill and other disallowed intangible assets	(180,145)	(181,032)
Less: Disallowed servicing assets and loss on equity security	(30)	(57)
Total Tier 1 capital	252,484	242,255

Allowance for loan losses	16,728	16,604

Total risk based capital	$269,212	$258,859

Risk weighted assets	$2,032,917	$2,099,090

Quarterly average assets	$2,846,515	$2,837,834
			Regulatory
			Minimum
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	12.42%	11.54%	5.25%
Tier 1 capital ratio	12.42%	11.54%	6.75%
Total capital ratio	13.24%	12.33%	8.75%
Leverage Capital Ratios:
Tier 1 leverage ratio	8.87%	8.90%	4.00%

Results of Operations

Summary

First quarter 2018 pre-tax earnings were $9.9 million, up $5.8 million from the first quarter of 2017 due mainly to an increase in net interest income related to the strategic merger. Net income for the first quarter of 2018 totaled $8.1 million compared to $2.6 million for the same period in 2017. Earnings per diluted share were $0.39 for the first quarter of 2018, compared to $0.24 per diluted share in the same period of 2017.

The commercial banking segment’s total revenues grew $13.6 million for the three months ended March 31, 2018 when compared to the same period in 2017 due to the strategic merger. This growth was offset by an increase in interest expense of $1.4 million, salaries and employee benefits of $3.5 million and other expenses of $3.8 million, for the three month period ended March 31, 2018 compared to the same period in 2017 and pertained mainly to the additional costs associated with operating a larger bank post-merger. The mortgage banking segment has been relatively unaffected by the merger, contributing pre-tax earnings of $857 thousand for the quarter ended March 31, 2018, up from the pre-tax earnings for the mortgage banking segment of $822 thousand in first quarter 2017. The mortgage banking segment saw a decrease in mortgage loan originations of $10.1 million when comparing first quarter 2018 to the same period in 2017 which contributed to the reduction in recognized gains on the sale of loans of $553 thousand. This decrease in gain on the sale of loans was offset by decreases in interest expense, salaries and employee benefits and other expenses directly related to the origination of mortgage loans held for sale. The trust and wealth management segment saw a $389 thousand increase in pre-tax income when comparing the first quarter of 2018 to the same period in 2017, which was offset by an increase in operating expenses of $600 thousand for the three month period ended March 31, 2018 when compared to the same period in 2017. We expect that the earnings contributions from the trust and wealth management segment to continue to develop over the next few quarters as the unprofitable operations of the legacy Access segment are integrated with and dilute the earnings of the profitable operations of Middleburg Investment Group. Management believes that the leadership of Middleburg Investment Group and the expanded capabilities resulting from the strategic Merger are enhancing the client value proposition in a way that we expect will produce consistent and growing fee income.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $23.2 million for the three months ended March 31, 2018 compared to $11.7 million for the same period in 2017. The annualized yield on earning assets was 4.18% for the quarter ended March 31. 2018 compared to 4.01% for the same period in 2017. The cost of interest-bearing demand deposits and borrowings decreased to 0.79% for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 at 0.80%. Net interest margin was 3.65% for the quarter ended March 31, 2018 compared to 3.46% for the same period in 2017.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2018 compared to 2017
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$1,455	$1,387	$68
Loans held for sale	(23)	(34)	11
Loans	11,238	10,644	594
Interest-bearing deposits	384	218	166
Total increase in interest income	13,054	12,215	839

Interest-Bearing Liabilities:
Interest-bearing demand deposits	437	422	15
Money market deposit accounts	585	400	185
Savings accounts	119	138	(19)
Time deposits	155	144	11
Total interest-bearing deposits	1,296	1,104	192
FHLB Short-term borrowings	184	10	174
Securities sold under agreements to repurchase	(2)	11	(13)
FHLB Long-term borrowings	(54)	(61)	7
Subordinated debentures	75	75	—
Total increase in interest expense	1,499	1,139	360

Increase in net interest income	$11,555	$11,076	$479

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables present for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Income/Expense	Yield / Rate	Average Balance	Income/Expense	Yield / Rate
(In Thousands)
Assets:
Interest-earning assets:
Securities	$440,533	$2,679	2.43%	$212,104	$1,224	2.31%
Loans held for sale	21,257	227	4.27%	24,461	250	4.09%
Loans (1)	1,950,077	23,187	4.76%	1,052,167	11,949	4.54%
Interest-bearing balances and federal funds sold	136,969	515	1.50%	64,628	131	0.81%
Total interest-earning assets	2,548,836	26,608	4.18%	1,353,360	13,554	4.01%
Noninterest-earning assets:
Cash and due from banks	18,261			11,700
Premises, land and equipment	28,333			7,102
Other assets	276,819			45,009
Less: allowance for loan losses	(16,048)			(15,519)
Total noninterest-earning assets	307,365			48,292
Total Assets	$2,856,201			$1,401,652

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$502,621	$590	0.47%	$141,315	$153	0.43%
Money market deposit accounts	494,707	930	0.75%	258,786	345	0.53%
Savings accounts	173,509	209	0.48%	61,001	90	0.59%
Time deposits	346,193	1,069	1.24%	299,973	914	1.22%
Total interest-bearing deposits	1,517,030	2,798	0.74%	761,075	1,502	0.79%
Borrowings:
FHLB short-term borrowings and subordinated debt	91,002	350	1.54%	28,367	16	0.23%
Securities sold under agreements to repurchase and federal funds purchased	57,344	14	0.10%	86,200	166	0.77%
Subordinated debentures	3,891	75	7.71%	—	—	—%
FHLB long-term borrowings	40,000	126	1.26%	59,555	180	1.21%
Total borrowings	192,237	565	1.18%	174,122	362	0.83%
Total interest-bearing deposits and borrowings	1,709,267	3,363	0.79%	935,197	1,864	0.80%
Noninterest-bearing liabilities:
Demand deposits	698,192			335,234
Other liabilities	25,962			9,480
Total liabilities	2,433,421			1,279,911
Shareholders' Equity	422,780			121,741
Total Liabilities and Shareholders' Equity	$2,856,201			$1,401,652
Interest Spread (2)			3.39%			3.21%
Net Interest Margin (3)		$23,245	3.65%		$11,690	3.46%

(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. Total noninterest income was $7.4 million for the first quarter of 2018 compared to $6.0 million for the same period in 2017. Gains on the sale of loans totaled $2.8 million for the quarter ended March 31, 2018 compared to $3.3 million for the same period of 2017. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended March 31, 2018 the Bank’s mortgage segment originated $84.4 million in mortgage and brokered loans, down from $94.5 million for the same period in 2017. Noninterest income derived from our Trust and Wealth Management segment increased $987 thousand when comparing the first quarter of 2018 to the same period in 2017 due principally to the addition of the Middleburg Trust Company.

Noninterest Expense

Noninterest expense totaled $20.0 million for the three months ended March 31, 2018, compared to $12.2 million for the same period in 2017, an increase of $7.8 million and pertained mainly to the additional costs associated with operating a larger bank post-merger. Salaries and employee benefits totaled $11.7 million for the three months ended March 31, 2018, compared to $8.0 million for the same period in 2017. Other operating expenses totaled $6.0 million for the three months ended March 31, 2018, compared to $3.3 million for the same period in 2017.

Provision for Income Taxes

The Corporation reported a provision for income tax expense of $1.8 million, representing an effective tax rate of 18.46%, in the first quarter of 2018. The provision for income tax expense was $1.5 million for the first quarter of 2017, with an effective tax rate of 36.38%, and $6.0 million, with an effective rate of 66.25%, for the fourth quarter of 2017. The decrease from the prior year periods was primarily driven by the enactment of the Tax Relief Act. The Tax Relief Act reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. Income tax expense in the fourth quarter of 2017 included an expense of $3.5 million related to revaluation of deferred tax assets at the lower statutory rate.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At March 31, 2018, overnight interest-bearing balances totaled $127.3 million and unpledged available-for-sale investment securities totaled approximately $38.6 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of March 31, 2018, the portfolio of CDARS deposits, Insured Cash Sweep (ICS) deposits, and wholesale time deposits totaled $90.7 million compared to $120.6 million at December 31, 2017.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At March 31, 2018, the Bank had a line of credit with the FHLB totaling $856.8 million and had outstanding $90.0 million in short-term borrowings, $60.0 million in long-term loans, and a $60.00 million public deposit letter of credit from the Commonwealth of Virginia Treasury Board. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of March 31, 2018, outstanding repurchase agreements totaled $53.5 million. The Bank also maintains federal funds lines of credit with its correspondent banks and, at March 31, 2018, these lines totaled $62.3 million and were available as an additional funding source.

The following table presents the composition of borrowings at March 31, 2018 and December 31, 2017 as well as the average balances for the three months ended March 31, 2018 and the twelve months ended December 31, 2017.

Borrowed Funds Distribution
(In Thousands)	March 31, 2018	December 31, 2017
Borrowings:
FHLB short-term borrowings	$89,957	$94,941
Securities sold under agreements to repurchase	53,456	51,052
FHLB long-term borrowings	40,000	40,000
Federal funds purchased	—	—
Trust preferred debenture	3,903	3,883
Total	$187,316	$189,876

	March 31, 2018	December 31, 2017
Borrowings - Average Balances:
FHLB short-term borrowings	$91,002	$67,907
Securities sold under agreements to repurchase	57,344	45,134
FHLB long-term borrowings	40,000	66,329
Federal funds purchased	—	3,244
Trust preferred debenture	3,891	2,692
Total	$192,237	$185,306

Average rate paid on all borrowed funds	1.18%	0.99%

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

Contractual Obligations
There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the
Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s market risk is composed primarily of interest rate risk. The Funds Management Committee is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Corporation’s sources, uses and pricing of funds.

Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at March 31, 2018 and December 31, 2017, assuming budgeted growth in the balance sheet. According to the model run for the three month period ended March 31, 2018, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in a increase in net interest income of 0.24%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Net Interest Income March 31, 2018	Hypothetical Percentage Change in Net Interest Income December 31, 2017
3.00%	0.59%	2.63%
2.00%	0.45%	0.42%
1.00%	0.24%	0.23%

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

Throughout the lock period the changes in the market value of interest rate lock commitments, best efforts and mandatory sell forward commitments are recorded as unrealized gains and losses and are included in the consolidated statements of operations under other noninterest income. The Mortgage Division utilizes a third party and its proprietary simulation model to assist in identifying and managing the risk associated with this activity.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Corporation’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation did not maintain effective disclosure controls and procedures as of March 31, 2018 due to a material weakness in internal control over financial reporting that was identified and reported in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017. The material weakness was related to controls surrounding the general ledger account reconciliations to timely identify and account for stale-dated and other uncollectable reconciling items. This material weakness did not result in any material misstatements and adjustments to the Consolidated Statements of Income for the three months ended March 31, 2018 or for the twelve months ended December 31, 2017.

Except as described below, there were no changes in the Corporation’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
Changes have been implemented to address the material weakness disclosed above. General ledger reconciliation policies and procedures have been revised to exert tighter control over the process, and a policy for the timely write-off of stale-dated items has been established. "Stale-dated" has been defined by type of account and is based on the risk level of the account, as is the required frequency of reconciliation. Responsibility for the clearing of open items has been mandated and department heads will be required to provide action plans for resolution of open items older than 30 days when submitting monthly reconciliations. Education on proper reconciliation procedures will be conducted. The Corporation's management expects that these changes will combine to create a "best practices" control environment for general ledger reconciliations and cure the identified material weakness. The Corporation's Audit Committee will engage a qualified third party to review and monitor compliance with the remediation plan and continuing application of enhanced controls until such time as the Audit Committee is reasonably assured of continuing compliance.

The Corporation’s enhanced procedures will be in place during the second quarter of 2018. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2018.

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

ITEM 1A.    RISK FACTORS

There have been no material changes in the risk factors faced by the Corporation from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017.

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

(In thousands, except for per share amounts)	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1, 2018 - January 31, 2018	—	$—	—	$768,781
February 1, 2018 - February 28, 2018	—	$—	—	$768,781
March 1, 2018 - March 31, 2018	—	$—	—	$768,781
Total	—	$—	—	$768,781
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
101
The following materials from Access National Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL), filed herewith:  (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

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

ACCESS NATIONAL CORPORATION
(Registrant)
Date:	May 10, 2018	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2018	/s/ Margaret M. Taylor
Margaret M. Taylor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)