Form 10-Q
period 2018-06-30
ACCESS NATIONAL CORP
filed 2018-08-10
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 20,797,443 shares of Common Stock as of August 8, 2018.

ACCESS NATIONAL CORPORATION
FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS

PART I

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share and Per Share Data)

	June 30, 2018	December 31, 2017

ASSETS
Cash and due from banks	$17,346	$29,855
Interest-bearing balances and federal funds sold	105,626	92,458
Total cash and cash equivalents	122,972	122,313
Investment securities:
Available-for-sale, at fair value	421,975	406,067
Marketable equity, at fair value	1,340	1,379
Held-to-maturity, at amortized cost (fair value of $16,419 and $16,379, respectively)	16,350	15,721
Total investment securities	439,665	423,167
Restricted stock, at amortized cost	23,742	16,572
Loans held for sale, at fair value	51,365	31,999
Loans held for investment, net of allowance for loan losses of $16,543 and $15,805, respectively	1,967,646	1,963,104
Premises, equipment and land, net	28,082	27,797
Goodwill and intangibles	184,838	185,161
Other real estate owned, net of valuation allowance	1,904	643
Bank owned life insurance	52,277	51,632
Other assets	48,094	51,506
Total assets	$2,920,585	$2,873,894
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Noninterest-bearing deposits	$719,873	$744,960
Interest-bearing demand deposits	477,329	496,677
Savings and money market deposits	625,120	623,889
Time deposits	304,398	368,622
Total deposits	2,126,720	2,234,148
Short-term borrowings	289,934	145,993
Long-term borrowings	45,000	40,000
Trust preferred debentures	3,922	3,883
Other liabilities and accrued expenses	20,727	28,246
Total liabilities	2,486,303	2,452,270
SHAREHOLDERS' EQUITY
Common stock $0.835 par value; 60,000,000 shares authorized; 20,796,193 and 20,534,163 issued and outstanding, respectively	17,365	17,146
Additional paid in capital	314,367	307,670
Retained earnings	109,690	98,584
Accumulated other comprehensive loss, net	(7,140)	(1,776)
Total shareholders' equity	434,282	421,624
Total liabilities and shareholders' equity	$2,920,585	$2,873,894

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Share and Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$24,143	$23,746	$47,554	$35,945
Interest on federal funds sold and bank balances	437	221	954	352
Interest and dividends on securities	2,642	3,172	5,322	4,396
Total interest and dividend income	27,222	27,139	53,830	40,693
INTEREST EXPENSE
Interest on deposits	3,017	2,419	5,815	3,921
Interest on other borrowings	1,190	545	1,755	907
Total interest expense	4,207	2,964	7,570	4,828
Net interest income	23,015	24,175	46,260	35,865
Provision for loan losses	652	900	1,402	2,300
Net interest income after provision for loan losses	22,363	23,275	44,858	33,565
NONINTEREST INCOME
Service charges and fees	494	669	971	949
Gain on sale of loans	4,196	6,046	6,988	9,391
Other income	4,400	2,170	8,526	4,548
Total noninterest income	9,090	8,885	16,485	14,888
NONINTEREST EXPENSE
Salaries and benefits	12,529	12,660	24,257	20,700
Occupancy and equipment	1,640	1,981	3,881	2,801
Other operating expenses	6,257	11,585	12,262	14,920
Total noninterest expense	20,426	26,226	40,400	38,421
Income before income taxes	11,027	5,934	20,943	10,032
Income tax expense	2,065	2,088	3,895	3,579
NET INCOME	$8,962	$3,846	$17,048	$6,453
Earnings per common share:
Basic	$0.43	$0.19	$0.82	$0.42
Diluted	$0.43	$0.19	$0.82	$0.41
Average outstanding shares:
Basic	20,736,727	20,335,070	20,678,272	15,529,934
Diluted	20,822,853	20,453,991	20,769,020	15,655,613

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$8,962	$3,846	$17,048	$6,453
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(1,253)	1,103	(6,505)	1,169
Unrealized gains (losses) on interest rate swaps	13	(4)	97	(4)
Tax effect	237	(382)	1,297	(405)
Total other comprehensive (loss) income	(1,003)	717	(5,111)	760
Total comprehensive income	$7,959	$4,563	$11,937	$7,213

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands, Except for Share and Per Share Data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2018	$17,146	$307,670	$98,584	$(1,776)	$421,624
Net income	—	—	17,048	—	17,048
Other comprehensive loss	—	—	—	(5,111)	(5,111)
Cash dividends ($0.30 per share)	—	—	(6,195)	—	(6,195)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	—	—	374	(374)	—
Amounts reclassified as cumulative effect of adoption of new accounting pronouncement	—	—	(121)	121	—
Dividend reinvestment plan shares issued from reserve (187,255 shares)	156	5,267	—	—	5,423
Exercise of stock options (74,775 shares)	63	1,146	—	—	1,209
Stock-based compensation	—	284	—	—	284
Balance June 30, 2018	$17,365	$314,367	$109,690	$(7,140)	$434,282

Balance January 1, 2017	$8,881	$21,779	$91,439	$(1,569)	$120,530
Net income	—	—	6,453	—	6,453
Other comprehensive income	—	—	—	760	760
Cash dividends ($0.30 per share)	—	—	(3,228)	—	(3,228)
Exercise of stock options (126,899 shares)	106	1,688	—	—	1,794
Dividend reinvestment plan shares issued from reserve (95,207 shares)	79	2,475	—	—	2,554
Issuance of restricted common stock (4,549 shares)	4	125	—	—	129
Issuance of common stock (9,516,097 shares)	7,946	277,727	—	—	285,673
Stock-based compensation	—	203	—	—	203
Balance June 30, 2017	$17,016	$303,997	$94,664	$(809)	$414,868

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$17,048	$6,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	804	1,500
Provision for loan losses	1,402	2,300
Provision for off balance sheet losses	100	—
Originations of loans held for sale	(207,568)	(211,458)
Proceeds from sales of loans held for sale	188,763	221,571
Amortization of intangibles	1,707	828
Amortization on purchase accounting discounts	(1,604)	—
Increase in valuation of loans held for sale carried at fair value	(560)	—
Deferred tax expense	8	—
Decrease in valuation allowance on derivatives	310	203
Loss on sale of assets, net	5	—
Amortization of securities discounts and premiums, net	2,380	1,150
Accretion of unfavorable lease liability	(202)	—
Stock-based compensation	284	203
Losses on sale of other real estate owned, net	44	52
Income from bank owned life insurance	(645)	(527)
Changes in assets and liabilities:
Decrease (increase) in other assets	1,322	(12,920)
Decrease in other liabilities	(7,665)	(4,404)
Net cash provided by operating activities	$(4,067)	$4,951
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal repayments and sales of securities available-for-sale	19,299	192,989
Purchases of securities available-for-sale	(43,895)	(168,609)
Proceeds from sales, maturities and calls of securities held-to-maturity	33	4,273
(Purchase) redemption of restricted stock, net	(7,170)	5,469
Purchases of premises, equipment and land, net	(203)	(412)
Increase in loans, net	(5,604)	(66,467)
Proceeds from sale of other real estate owned	271	2,072
Cash paid in business combination	—	(608)
Cash acquired in business combination	—	90,940
Net cash provided by (used in) investing activities	$(37,269)	$59,647
Cash Flows from Financing Activities
(Decrease) increase in demand, interest-bearing demand and savings deposits	(43,203)	78,092
Decrease in time deposits	(64,212)	(1,832)
Increase in securities sold under agreements to repurchase	3,909	7,478
Increase (decrease) in short-term borrowings	140,064	(193,983)
Increase in long-term borrowings	5,000	20,000
Payment of dividends on common stock	(6,195)	(3,228)
Proceeds from issuance of common stock	6,632	4,477
Net cash used in financing activities	$41,995	$(88,996)
Increase (decrease) in cash and cash equivalents	659	(24,398)
Cash and cash equivalents at beginning of the period	122,313	91,059
Cash and cash equivalents at end of the period	$122,972	$66,661

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities
Supplemental Disclosures of Cash Flow Information
Interest paid	7,537	4,499
Income taxes	—	2,410
Supplemental Disclosure of Non-Cash Transactions
Unrealized gains (losses) on securities available for sale	(6,505)	1,169
Change in fair value of interest rate swaps	97	(4)
Transfer of loans held for investment to other real estate owned	1,575	—
Common stock issued for acquisition	—	285,673
Transactions related to bank acquisitions
Increase in assets and liabilities:
Loans	$—	$(815,817)
Securities	—	(243,679)
Other Assets	—	(258,306)
Noninterest bearing deposits	—	282,752
Interest bearing deposits	—	773,867
Borrowings	—	3,824
Trust preferred debentures	—	55,925
Other liabilities	—	10,206

See accompanying notes to the consolidated financial statements (unaudited).

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. No reclassifications were significant and there was no effect on net income. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2017, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

During the first six months of 2018, the Corporation granted 158,025 stock options to officers, directors, and employees under the 2017 Plan. For the first six months of 2017, the Corporation granted 128,100 stock options under the 2009 Stock Option Plan. Options granted under the 2017 Plan and the 2009 Stock Option Plan have an exercise price equal to the fair market value as of the grant date. Options granted under the 2017 Plan vest over 4.0 years and expire one year after the full vesting date. Stock-based compensation expense recognized in other operating expense during the six month periods ended June 30, 2018 and 2017 was $284 thousand and $203 thousand, respectively. The fair value of options is estimated on the grant date using a Black Scholes option-pricing model with the assumptions noted below.

Total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all active plans as of June 30, 2018 was $1.79 million. The cost is expected to be recognized over a weighted average period of 1.53 years.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

A summary of stock option activity under all active plans, which include the 2009 Plan and the 2017 Plan, for the six months ended June 30, 2018 and 2017 is presented as follows:

	For the Six Months Ended June 30,
	2018	2017
Expected life of options granted, in years	4.77	4.66
Risk-free interest rate	2.42%	1.49%
Expected volatility of stock	27.31%	29.65%
Annual expected dividend yield	2.00%	3.00%
Fair value of granted options	$1,036,541	$792,766
Non-vested options	397,130	314,821

The following table summarizes options outstanding under all active plans for the six months ended June 30, 2018 and 2017:

	June 30, 2018
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	507,492	$21.26	2.83	$3,352,772
Granted	158,025	29.38	4.77	—
Exercised	(74,775)	16.17	0.69	950,978
Lapsed or canceled	(10,875)	23.03	2.41	—
Outstanding June 30, 2018	579,867	$24.09	3.24	$2,733,876
Exercisable at June 30, 2018	182,737	$19.18	1.85	$1,720,904

	June 30, 2017
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	481,381	$16.52	2.50	$5,412,143
Granted	128,100	27.80	4.66	—
Exercised	(126,899)	14.14	1.07	1,651,541
Lapsed or canceled	(3,493)	15.67	1.67	—
Outstanding June 30, 2017	479,089	$20.17	3.01	$3,208,165
Exercisable at June 30, 2017	164,268	$16.50	1.74	$1,646,702

Note 3.        Securities

The following tables provide the amortized cost and fair value of securities held-to-maturity at June 30, 2018 and December 31, 2017. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premium and accretion of discounts.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

	June 30, 2018
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
U.S. Government agencies	$5,000	$—	$(10)	$4,990
Municipals	11,350	115	(36)	11,429
Total	$16,350	$115	$(46)	$16,419

	December 31, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
U.S. Government agencies	$5,000	$9	$—	$5,009
Municipals	10,721	675	(26)	11,370
Total	$15,721	$684	$(26)	$16,379

The amortized cost and fair value of securities held-to-maturity as of June 30, 2018 and December 31, 2017 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	June 30, 2018		December 31, 2017
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
U.S. Government agencies:
Due in one year or less	$5,000	$4,990	$5,000	$5,009
Municipals:
Due after one year through five years	434	435	1,985	2,004
Due after five years through ten years	2,869	2,869	1,606	1,639
Due after ten years through fifteen years	799	780	552	529
Due after fifteen years	7,248	7,345	6,578	7,198
Total	$16,350	$16,419	$15,721	$16,379

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The following tables provide the amortized cost and fair value of debt securities available-for-sale. Non-equity available-for-sale securities are carried at fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income (loss) in shareholders' equity.

	June 30, 2018
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury securities	$4,425	$—	$(9)	$4,416
U.S. Government agencies	5,076	—	(166)	4,910
Mortgage backed securities	290,572	20	(6,946)	283,646
Corporate bonds	4,558	—	(30)	4,528
Asset backed securities	32,351	10	(815)	31,546
Certificates of deposit	1,976	—	(20)	1,956
Municipals	92,230	291	(1,548)	90,973
Total	$431,188	$321	$(9,534)	$421,975

	December 31, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Debt Securities:
U.S. Treasury securities	$50	$—	$—	$50
U.S. Government agencies	5,086	—	(21)	5,065
Mortgage backed securities	263,004	66	(2,615)	260,455
Corporate bonds	4,486	5	(9)	4,482
Asset backed securities	34,092	19	(511)	33,600
Certificates of deposit	1,976	5	—	1,981
Municipals	100,081	1,586	(1,233)	100,434
	408,775	1,681	(4,389)	406,067
Available-for-sale Equity Securities:
CRA mutual fund	1,500	—	(121)	1,379
Total	$410,275	$1,681	$(4,510)	$407,446

As of December 31, 2017, a marketable equity security with a fair value of $1.4 million was recorded within investment securities available-for-sale with unrealized losses recorded through comprehensive income and accumulated other comprehensive income. On January 1, 2018, the Corporation adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” and reclassified its marketable equity security from investments available-for-sale into a separate component of investment securities. The ASU requires marketable equity securities to be reported at fair value with changes recorded through earnings. As a result of the adoption, the Corporation reclassified $121 thousand in net unrealized losses included in accumulated other comprehensive loss as of December 31, 2017 to retained earnings on January 1, 2018. Equity investment securities measured at fair value at June 30, 2018, consisted of one mutual fund in the amount of $1.3 million. During the three and six months ended June 30, 2018, the Corporation recognized losses of $11 thousand and $39 thousand, respectively related to this equity security in the consolidated statements of income.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities available-for-sale as of June 30, 2018 and December 31, 2017 by contractual maturities, are shown below.  Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid without any penalties.

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
U.S. Treasury securities:
Due in one year or less	$—	$—	$50	$50
Due after one year through five years	4,425	4,416	—	—
U.S. Government agencies:
Due after one year through five years	5,076	4,910	5,086	5,066
Mortgage backed securities:
Due after one year through five years	67,245	65,613	60,082	59,911
Due after five years through ten years	94,988	91,524	90,107	89,165
Due after ten years through fifteen years	1,658	1,609	4,424	4,314
Due after fifteen years	126,681	124,900	108,391	107,065
Corporate bonds:
Due in one year or less	4,407	4,377	—	—
Due after one year through five years	151	151	4,486	4,482
Asset backed securities:
Due after one year through five years	3,060	3,070	—	—
Due after five years through ten years	—	—	3,064	3,079
Due after ten years through fifteen years	10,546	10,288	11,557	11,410
Due after fifteen years	18,745	18,188	19,471	19,111
Certificates of deposit:
Due after one year through five years	1,976	1,956	1,976	1,981
Municipals:
Due in one year or less	186	186	723	729
Due after one year through five years	71	71	7,587	7,482
Due after five years through ten years	11,197	10,991	8,784	8,758
Due after ten years through fifteen years	34,824	34,423	29,641	30,146
Due after fifteen years	45,952	45,302	53,346	53,318
Total	$431,188	$421,975	$408,775	$406,067

The fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, credit lines with the Federal Reserve Bank ("FRB"), and debtor-in-possession accounts amounted to $331.5 million and $351.8 million at June 30, 2018 and December 31, 2017, respectively.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Securities available-for-sale and held-to-maturity that had an unrealized loss position at June 30, 2018 and December 31, 2017 are as follow:

(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
June 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-maturity
U.S. Government agencies	$4,990	$(10)	$—	$—	$4,990	$(10)
Municipals	1,023	(16)	521	(20)	1,544	(36)
Total	$6,013	$(26)	$521	$(20)	$6,534	$(46)

Available-for-sale
U.S. Treasury Securities	$1,963	$(9)	$—	$—	$1,963	$(9)
U.S. Government agencies	4,910	(166)	—	—	4,910	(166)
Mortgage backed securities	212,481	(5,767)	51,318	(1,179)	263,799	(6,946)
Corporate bonds	4,476	(30)	—	—	4,476	(30)
Asset backed securities	16,443	(362)	12,033	(453)	28,476	(815)
Certificates of deposit	1,956	(20)	—	—	1,956	(20)
Municipals	42,020	(545)	17,248	(1,003)	59,268	(1,548)
Total	$284,249	$(6,899)	$80,599	$(2,635)	$364,848	$(9,534)

(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Held-to-maturity
Municipals	$1,043	$(3)	$529	$(23)	$1,572	$(26)
Total	$1,043	$(3)	$529	$(23)	$1,572	$(26)

Available-for-sale
U.S. Government agencies	$5,066	$(21)	$—	$—	$5,066	$(21)
Mortgage backed securities	193,844	(1,531)	43,190	(1,084)	237,034	(2,615)
Corporate bonds	2,630	(9)	—	—	2,630	(9)
Asset backed securities	13,299	(200)	8,945	(311)	22,244	(511)
Municipals	15,096	(693)	15,031	(540)	30,127	(1,233)
CRA mutual fund	—	—	1,379	(121)	1,379	(121)
Total	$229,935	$(2,454)	$68,545	$(2,056)	$298,480	$(4,510)

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

At June 30, 2018, there were 164 available-for-sale securities with unrealized losses totaling $9.5 million and three held-to-maturity securities with unrealized losses of $46 thousand.  The Corporation evaluated the investment portfolio for possible other-than-

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

temporary impairment losses and concluded the unrealized losses were caused by interest rate fluctuations with no adverse change in cash flows noted. Based on this analysis and because the Corporation does not intend to sell securities in an unrealized loss position and it is more likely than not the Corporation will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity, the Corporation does not consider any portfolio securities to be other-than-temporarily impaired.

Restricted stock
The Corporation’s investment in the Federal Home Loan Bank of Atlanta ("FHLB") stock totaled $14.5 million and $8.2 million at June 30, 2018 and December 31, 2017, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Corporation does not consider this investment to be other-than-temporarily impaired at June 30, 2018, and no impairment has been recognized.  FHLB stock is shown in restricted stock on the consolidated balance sheets.

The Corporation also has an investment in FRB stock which totaled $9.3 million and $8.4 million at June 30, 2018 and December 31, 2017, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Corporation does not consider this investment to be other-than-temporarily impaired at June 30, 2018, and no impairment has been recognized. FRB stock is shown in restricted stock on the consolidated balance sheets.

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or re-pledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of June 30, 2018 and December 31, 2017, the obligations outstanding under these repurchase agreements totaled $55.0 million and $51.1 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at June 30, 2018 was $63.6 million in total and consisted of $19.7 million in municipal securities, $39.7 million in mortgage backed securities, $1.7 million in corporate bonds, $1.2 million in certificates of deposit, and $1.3 million in the CRA mutual fund. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2017 was $63.3 million in total and consisted of $11.6 million in municipal securities, $47.4 million in mortgage backed securities, $1.7 million in corporate bonds, $1.2 million in asset backed securities and $1.4 million in the CRA mutual fund.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 4.        Loans

The following table presents the composition of the loans held for investment portfolio at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(In Thousands)	Outstanding Amount	Percent of Total Portfolio	Outstanding Amount	Percent of Total Portfolio
Commercial real estate - owner occupied	$478,928	24.13%	$467,082	23.60%
Commercial real estate - nonowner occupied	457,940	23.08	436,083	22.04
Residential real estate	460,269	23.20	489,669	24.74
Commercial	464,270	23.40	463,652	23.43
Real estate construction	99,164	5.00	97,481	4.93
Consumer	23,618	1.19	24,942	1.26
Total loans	$1,984,189	100.00%	$1,978,909	100.00%
Less allowance for loan losses	16,543		15,805
Net loans	$1,967,646		$1,963,104

Unearned income and net deferred loan fees and costs totaled $3.5 million and $3.1 million at June 30, 2018 and December 31, 2017, respectively. Loans pledged to secure borrowings at the FHLB totaled $454.8 million and $492.2 million at June 30, 2018 and December 31, 2017, respectively.

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

The following table presents the changes in the accretable yield for purchased impaired loans for the three and six month periods ended June 30, 2018:

	June 30, 2018
(In Thousands)	Three Months Ended	Six Months Ended
Accretable yield, beginning of period	$191	$244
Additions	—	—
Accretion	(83)	(136)
Reclassification from (to) nonaccretable difference	739	739
Other changes, net	403	403
Accretable yield, end of period	$1,250	$1,250

At June 30, 2018, none of the purchased non-credit impaired loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased non-credit impaired loans.

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

the table below. The delinquency status of the loans in the portfolio is shown below as of June 30, 2018 and December 31, 2017. Loans that were on non-accrual status are not included in any past due amounts.

	June 30, 2018
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$580	$—	$—	$580	$1,187	$477,161	$478,928
Commercial real estate - nonowner occupied	—	—	—	—	—	457,940	457,940
Residential real estate	407	652	—	1,059	632	458,578	460,269
Commercial	—	—	35	35	1,631	462,604	464,270
Real estate construction	—	—	—	—	670	98,494	99,164
Consumer	100	1,683	—	1,783	26	21,809	23,618
Total	$1,087	$2,335	$35	$3,457	$4,146	$1,976,586	$1,984,189

	December 31, 2017
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$—	$—	$—	$—	$1,066	$466,016	$467,082
Commercial real estate - non-owner occupied	—	—	—	—	—	436,083	436,083
Residential real estate	655	140	213	1,008	—	488,661	489,669
Commercial	138	19	—	157	2,513	460,982	463,652
Real estate construction	—	—	—	—	865	96,616	97,481
Consumer	81	2	—	83	182	24,677	24,942
Total	$874	$161	$213	$1,248	$4,626	$1,973,035	$1,978,909

The following table includes an aging analysis of the recorded investment of purchased impaired loans included in the table above:

	June 30, 2018
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$1,452	$1,452
Commercial real estate - nonowner occupied	—	—	—	—	—	947	947
Residential real estate	—	—	—	—	—	2,053	2,053
Commercial	—	—	—	—	132	—	132
Real estate construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	48	48
Total	$—	$—	$—	$—	$132	$4,500	$4,632

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

	June 30, 2018			December 31, 2017
(In Thousands)	Non-performing	Performing	Total Loans	Non-performing	Performing	Total Loans
Commercial real estate - owner occupied	$1,187	$477,741	$478,928	$1,066	$466,016	$467,082
Commercial real estate - nonowner occupied	—	457,940	457,940	—	436,083	436,083
Residential real estate	632	459,637	460,269	—	489,669	489,669
Commercial	1,631	462,639	464,270	2,513	461,139	463,652
Real estate construction	670	98,494	99,164	865	96,616	97,481
Consumer	26	23,592	23,618	182	24,760	24,942
Total	$4,146	$1,980,043	$1,984,189	$4,626	$1,974,283	$1,978,909

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The following tables present the recorded investment of loans that have been risk rated in accordance with the internal classification system:

June 30, 2018
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
Pass	$476,416	$459,097	$458,941	$460,055	$95,155	$23,588	$1,973,252
Special Mention	1,864	—	587	3,439	3,848	—	9,738
Substandard	1,543	—	877	1,499	670	25	4,614
Doubtful	—	—	—	133	—	1	134
Loss	—	—	—	—	—	—	—
Unearned income	(895)	(1,157)	(136)	(856)	(509)	4	(3,549)
Ending Balance	$478,928	$457,940	$460,269	$464,270	$99,164	$23,618	$1,984,189

December 31, 2017
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
Pass	$465,464	$437,087	$487,800	$461,091	$92,522	$24,928	$1,968,892
Special Mention	1,639	—	189	1,615	5,349	—	8,792
Substandard	758	—	1,835	1,750	—	10	4,353
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Unearned income	(779)	(1,004)	(155)	(804)	(390)	4	(3,128)
Ending Balance	$467,082	$436,083	$489,669	$463,652	$97,481	$24,942	$1,978,909

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on non-accrual status with all payments applied to principal under the cost-recovery method. As the Bank does not utilize the cash-basis method of accounting for impaired loans, the Bank did not recognize interest income in association with its impaired loans during the first three or six months of 2018 and 2017.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The table below shows the results of management’s analysis of impaired loans, excluding purchased impaired loans, as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific related allowance recorded:
Commercial real estate - owner occupied	$1,187	$1,311	$—
Commercial real estate - nonowner occupied	—	—	—
Residential real estate	468	501	—
Commercial	501	799	—
Real estate construction	670	773	—
Consumer	18	19	—
Total with no specific related allowance	$2,844	$3,403	$—
With a specific related allowance recorded:
Commercial real estate loans - owner occupied	$—	$—	$—
Commercial real estate loans - nonowner occupied	—	—	—
Residential real estate	164	164	11
Commercial	1,130	1,196	137
Real estate construction	—	—	—
Consumer	8	8	8
Total with a specific related allowance	$1,302	$1,368	$156
Total	$4,146	$4,771	$156

	December 31, 2017
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific related allowance recorded:
Commercial real estate - owner occupied	$1,066	$1,092	$—
Commercial real estate - nonowner occupied	—	—	—
Residential real estate	—	—	—
Commercial	747	1,080	—
Real estate construction	—	—	—
Consumer	145	155	—
Total with no specific related allowance	$1,958	$2,327	$—
With a specific related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - nonowner occupied	—	—	—
Residential real estate	—	—	—
Commercial	1,766	1,817	234
Real estate construction	865	952	186
Consumer	37	38	—
Total with a specific related allowance	$2,668	$2,807	$420
Total	$4,626	$5,134	$420

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The table below shows the average recorded investment in impaired loans, excluding purchased impaired loans, by class of loan:

	Average Recorded Investment
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Commercial real estate - owner occupied	$1,081	$194	$1,426	$1,075
Commercial real estate - nonowner occupied	—	1,002	—	—
Residential real estate	708	960	722	—
Commercial	2,224	1,339	2,462	3,395
Real estate construction	907	3,487	929	923
Consumer	27	3	27	179
Total	$4,947	$6,985	$5,566	$5,572

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

One loan with a balance of $85 thousand was modified in connection with a TDR during the three and six month periods ended June 30, 2018 and no loans were modified during the three or six months ended June 30, 2017.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The table below shows the results of management's analysis of troubled debt restructurings as of June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
(In Thousands)	Number of Loans	Outstanding Balance	Recorded Investment	Number of Loans	Outstanding Balance	Recorded Investment
Performing:
Commercial real estate - owner occupied	—	$—	$—	—	$—	$—
Commercial real estate - nonowner occupied	—	—	—	—	—	—
Residential real estate	1	206	163	1	208	166
Commercial	2	909	909	2	921	921
Real estate construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Non-performing:
Commercial real estate - owner occupied	—	—	—	—	—	—
Commercial real estate - nonowner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial	2	912	912	2	956	956
Real estate construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	5	$2,027	$1,984	5	$2,085	$2,043

There was no specific valuation allowance related to TDRs as of June 30, 2018 and $186 thousand at December 31, 2017.

There were no outstanding commitments to lend additional amounts to TDR borrowers at June 30, 2018 or December 31, 2017.

There were no TDR payment defaults during the six months ended June 30, 2018 and 2017. For purposes of this disclosure, a TDR payment default occurs when, within twelve months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 or more past due.

Note 5.        Allowance for Loan and Lease Losses

The allowance for loan and lease losses totaled $16.5 million and $15.8 million at June 30, 2018 and December 31, 2017, respectively. The allowance for loan and lease losses was equivalent to 0.83% and 0.80% of total loans held for investment at June 30, 2018 and December 31, 2017, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

During the risk rating verification process, each loan identified as inadequately protected by the paying capacity of the obligor or of the collateral pledged is considered impaired and is placed on non-accrual status. On these loans, management measures the potential impairment of the individual loan and may set aside a specific reserve. Any amounts deemed uncollectible during that

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

analysis are charged-off.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

As of and for the Three Months Ended June 30, 2018
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total

Balance at March 31, 2018	$3,588	$2,571	$1,985	$6,910	$760	$114	$15,928
Charge-offs	(58)	—	—	—	—	(109)	(167)
Recoveries	—	—	12	116	—	2	130
Provision	(437)	773	(302)	438	96	84	652
Balance at June 30, 2018	$3,093	$3,344	$1,695	$7,464	$856	$91	$16,543

As of and for the Six Months Ended June 30, 2018
Balance at December 31, 2017	$4,280	$3,104	$2,181	$5,450	$706	$84	$15,805
Charge-offs	(58)	(677)	—	(1)	—	(122)	(858)
Recoveries	—	—	28	164	—	2	194
Provision	(1,129)	917	(514)	1,851	150	127	1,402
Balance at June 30, 2018	$3,093	$3,344	$1,695	$7,464	$856	$91	$16,543

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$21	$137	$—	$8	$166
Collectively evaluated for impairment	3,093	3,344	1,674	7,327	856	83	16,377
Total ending allowance balance	$3,093	$3,344	$1,695	$7,464	$856	$91	$16,543

Individually evaluated for impairment	$1,509	$—	$877	$2,206	$670	$26	$5,288
Collectively evaluated for impairment	475,967	456,993	457,339	461,932	98,494	23,544	1,974,269
Purchased impaired loans	1,452	947	2,053	132	—	48	4,632
Total ending loans balance	$478,928	$457,940	$460,269	$464,270	$99,164	$23,618	$1,984,189

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

As of and for the Twelve Months Ended December 31, 2017
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total

Balance at December 31, 2016	$2,943	$2,145	$2,510	$7,053	$1,277	$80	$16,008
Charge-offs	—	—	—	(7,457)	—	(27)	(7,484)
Recoveries	17	—	131	209	—	5	362
Provision	1,320	959	(460)	5,645	(571)	26	6,919
Balance at December 31, 2017	$4,280	$3,104	$2,181	$5,450	$706	$84	$15,805

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$234	$186	$—	$420
Collectively evaluated for impairment	4,280	3,104	2,181	5,216	520	84	15,385
Total ending allowance balance	$4,280	$3,104	$2,181	$5,450	$706	$84	$15,805

Individually evaluated for impairment	$1,393	$—	$166	$3,107	$865	$182	$5,713
Collectively evaluated for impairment	464,030	435,109	487,390	460,369	96,616	24,713	1,968,227
Purchased impaired loans	1,659	974	2,113	176	—	47	4,969
Total ending loans balance	$467,082	$436,083	$489,669	$463,652	$97,481	$24,942	$1,978,909

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

As of and for the Three Months Ended June 30, 2017
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total

Balance at March 31, 2017	$2,796	$2,171	$2,451	$4,926	$1,311	72	$13,727
Charge-offs	—	—	(1)	(125)	—	(6)	(132)
Recoveries	18	—	14	142	—	2	176
Provision	223	520	(82)	652	(434)	21	900
Balance at June 30, 2017	$3,037	$2,691	$2,382	$5,595	$877	$89	$14,671

As of and for the Six Months Ended June 30, 2017
Balance at December 31, 2016	$2,943	$2,145	$2,510	$7,053	$1,277	80	$16,008
Charge-offs	—	—	(1)	(3,828)	—	(6)	(3,835)
Recoveries	18	—	21	157	—	2	198
Provision	76	546	(148)	2,213	(400)	13	2,300
Balance at June 30, 2017	$3,037	$2,691	$2,382	$5,595	$877	$89	$14,671

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$206	$91	$362	$—	$—	$659
Collectively evaluated for impairment	3,037	2,485	2,291	5,233	877	89	14,012
Total ending allowance balance	$3,037	$2,691	$2,382	$5,595	$877	$89	$14,671

Individually evaluated for impairment	$526	$1,926	$1,491	$3,647	$27	$3	$7,620
Collectively evaluated for impairment	399,961	374,191	521,704	472,270	124,159	23,499	1,915,784
Purchased impaired loans	$1,366	$920	$2,454	$138	$—	$63	$4,941
Total ending loans balance	$401,853	$377,037	$525,649	$476,055	$124,186	$23,565	$1,928,345

Note 6.        Earnings Per Share

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2018 and 2017, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

	For the Three Months Ended June 30,
	2018	2017
(In thousands, except for share and per share data)
Basic earnings per share:
Net income	$8,962	$3,846
Weighted average shares outstanding	20,736,727	20,335,070
Basic earnings per share	$0.43	$0.19
Diluted earnings per share:
Net income	$8,962	$3,846
Weighted average shares outstanding	20,736,727	20,335,070
Dilutive effect of stock options	86,126	118,921
Weighted average diluted shares outstanding	20,822,853	20,453,991
Diluted earnings per share	$0.43	$0.19

	For the Six Months Ended June 30,
	2018	2017
(In thousands, except for share and per share data)
Basic earnings per share:
Net income	$17,048	$6,453
Weighted average shares outstanding	20,678,272	15,529,934
Basic earnings per share	$0.82	$0.42
Diluted earnings per share:
Net income	$17,048	$6,453
Weighted average shares outstanding	20,678,272	15,529,934
Dilutive effect of stock options	90,748	125,679
Weighted average diluted shares outstanding	20,769,020	15,655,613
Diluted earnings per share	$0.82	$0.41

None of the stock options were considered anti-dilutive as of June 30, 2018 and 2017.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The following tables present segment information as of and for the three months ended June 30, 2018 and 2017:

	June 30, 2018
(In Thousands)	Commercial Banking	Mortgage Banking	Trust & Wealth Management	Other	Eliminations	Consolidated Totals
Revenues:
Interest income	$26,841	$477	$3	$6	$(105)	$27,222
Gain on sales of loans	—	4,196	—	—	—	4,196
Other revenues	1,634	373	2,726	491	(330)	4,894
Total operating revenues	28,475	5,046	2,729	497	(435)	36,312
Expenses:
Interest expense	4,130	39	—	143	(105)	4,207
Salaries and employee benefits	8,324	3,130	1,075	—	—	12,529
Other expenses	6,292	971	660	956	(330)	8,549
Total operating expenses	18,746	4,140	1,735	1,099	(435)	25,285
Income (loss) before income taxes	$9,729	$906	$994	$(602)	$—	$11,027
Total assets	$2,871,045	$40,293	$12,301	$23,435	$(26,489)	$2,920,585

	June 30, 2017
(In Thousands)	Commercial Banking	Mortgage Banking	Wealth Management	Other	Eliminations	Consolidated Totals
Revenues:
Interest income	$26,917	$297	$3	$6	$(84)	$27,139
Gain on sales of loans	—	6,046	—	—	—	6,046
Other revenues	1,703	(692)	1,824	327	(323)	2,839
Total operating revenues	28,620	5,651	1,827	333	(407)	36,024
Expenses:
Interest expense	2,854	16	—	178	(84)	2,964
Salaries and employee benefits	8,240	3,193	1,227	—	—	12,660
Other expenses	7,922	1,256	452	5,159	(323)	14,466
Total operating expenses	19,016	4,465	1,679	5,337	(407)	30,090
Income (loss) before income taxes	$9,604	$1,186	$148	$(5,004)	$—	$5,934
Total assets	$2,685,238	$37,923	$41,437	$418,877	$(426,485)	$2,756,990

The following table presents segment information as of and for the six months ended June 30, 2018 and 2017.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

	June 30, 2018
(In Thousands)	Commercial Banking	Mortgage Banking	Trust & Wealth Management	Other	Eliminations	Consolidated Totals
Revenues:
Interest income	$53,128	$704	$5	$12	$(19)	$53,830
Gain on sales of loans	—	6,988	—	—	—	6,988
Other revenues	3,139	1,642	4,467	909	(660)	9,497
Total operating revenues	56,267	9,334	4,472	921	(679)	70,315
Expenses:
Interest expense	7,424	(113)	—	278	(19)	7,570
Salaries and employee benefits	16,252	6,007	2,023	—	(25)	24,257
Other expenses	13,577	1,677	1,142	1,784	(635)	17,545
Total operating expenses	37,253	7,571	3,165	2,062	(679)	49,372
Income (loss) before income taxes	$19,014	$1,763	$1,307	$(1,141)	$—	$20,943
Total assets	$2,871,045	$40,293	$12,301	$23,435	$(26,489)	$2,920,585

	June 30, 2017
(In Thousands)	Commercial Banking	Mortgage Banking	Wealth Management	Other	Eliminations	Consolidated Totals
Revenues:
Interest income	$40,311	$547	$3	$12	$(180)	$40,693
Gain on sales of loans	—	9,391	—	—	—	9,391
Other revenues	2,468	434	2,578	663	(646)	5,497
Total operating revenues	42,779	10,372	2,581	675	(826)	55,581
Expenses:
Interest expense	4,724	43	—	241	(180)	4,828
Salaries and employee benefits	12,658	6,224	1,818	—	—	20,700
Other expenses	11,449	2,097	691	6,430	(646)	20,021
Total operating expenses	28,831	8,364	2,509	6,671	(826)	45,549
Income (loss) before income taxes	$13,948	$2,008	$72	$(5,996)	$—	$10,032
Total assets	$2,685,238	$37,923	$41,437	$418,877	$(426,485)	$2,756,990

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

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

Other real estate owned: The fair value of other real estate owned, which consists of real estate that has been foreclosed, is recorded at the lower of fair value less selling expenses or the book balance prior to foreclosure. Write downs are provided for subsequent declines in value and are recorded in other operating expenses (Level 3).

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of June 30, 2018 and December 31, 2017 are summarized below:

	Fair Value Measurement at June 30, 2018 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
U.S. Treasury	$4,416	$—	$4,416	$—
U.S. Government agencies	4,910	—	4,910	—
Mortgage backed	283,646	—	283,646	—
Corporate bonds	4,528	—	4,528	—
Asset backed securities	31,546	—	27,314	4,232
Certificates of deposit	1,956	—	1,956	—
Municipals	90,973	—	90,973	—
Total available-for-sale investment securities	421,975	—	417,743	4,232
CRA Mutual fund	1,340	1,340	—	—
Residential loans held for sale	51,365	—	51,365	—
Derivative assets	617	—	—	617
Total Financial Assets-Recurring	$475,297	$1,340	$469,108	$4,849
Financial Liabilities-Recurring
Derivative liabilities	$476	$—	$—	$476
Total Financial Liabilities-Recurring	$476	$—	$—	$476
Financial Assets-Non-Recurring
Impaired loans (1)	$4,146	$—	$—	$4,146
OREO	1,260	—	—	1,260
Total Financial Assets-Non-Recurring	$5,406	$—	$—	$5,406

(1)
Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan's effective interest rate.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

	Fair Value Measurement at December 31, 2017 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
U.S. Treasury notes	$50	$50	$—	$—
U.S. Government agency	5,065	—	5,065	—
Mortgage backed	260,455	—	260,455	—
Corporate bonds	4,482	—	4,482	—
Asset backed securities	33,600	—	29,321	4,279
Certificates of deposit	1,981	—	1,981	—
Municipals	100,434	—	100,434	—
CRA Mutual fund	1,379	1,379	—	—
Total available-for-sale investment securities	407,446	1,429	401,738	4,279
Residential loans held for sale	31,999	—	31,999	—
Derivative assets	420	—	—	420
Total Financial Assets-Recurring	$439,865	$1,429	$433,737	$4,699
Financial Liabilities-Recurring
Derivative liabilities	$195	$—	$—	$195
Total Financial Liabilities-Recurring	$195	$—	$—	$195
Financial Assets-Non-Recurring
Impaired loans (1)	$2,248	$—	$—	$2,248
OREO	643	—	—	643
Total Financial Assets-Non-Recurring	$2,891	$—	$—	$2,891

(1)
Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan's effective interest rate.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for three and six month periods ended June 30, 2018 and 2017:

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

	Derivative Assets	Derivative Liabilities	Securities Available-for-Sale	Total
	(In Thousands)
Balance April 1, 2018	$766	$(291)	$4,229	$4,704
Realized and unrealized gains (losses) included in earnings	(192)	(156)	—	(348)
Unrealized gains (losses) included in other comprehensive income	42	(29)	3	16
Purchases, settlements, paydowns, and maturities	—	—	—	—
Transfer into Level 3	—	—	—	—
Balance June 30, 2018	$616	$(476)	$4,232	$4,372

	Derivative Assets	Derivative Liabilities	Securities Available-for-Sale	Total
	(In Thousands)
Balance April 1, 2017	$697	$(249)	$4,256	$4,704
Realized and unrealized gains (losses) included in earnings	(54)	213	—	159
Unrealized gains (losses) included in other comprehensive income	45	(186)	(30)	(171)
Purchases, settlements, paydowns, and maturities	—	—	—	—
Transfer into Level 3	—	—	—	—
Balance June 30, 2017	$688	$(222)	$4,226	$4,692

	Derivative Assets	Derivative Liabilities	Securities Available-for-Sale	Total
	(In Thousands)
Balance January 1, 2018	$421	$(195)	$4,279	$4,505
Realized and unrealized gains (losses) included in earnings	63	(246)	—	(183)
Unrealized gains (losses) included in other comprehensive income	132	(35)	(47)	50
Purchases, settlements, paydowns, and maturities	—	—	—	—
Transfer into Level 3	—	—	—	—
Balance June 30, 2018	$616	$(476)	$4,232	$4,372

	Derivative Assets	Derivative Liabilities	Securities Available-for-Sale	Total
	(In Thousands)
Balance January 1, 2017	$993	$(325)	$4,500	$5,168
Realized and unrealized gains (losses) included in earnings	(350)	289	—	(61)
Unrealized gains (losses) included in other comprehensive income	(10)	5	(274)	(279)
Purchases, settlements, paydowns, and maturities	55	(191)	—	(136)
Transfer into Level 3	—	—	—	—
Balance June 30, 2017	$688	$(222)	$4,226	$4,692

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The following tables present quantitative information as of June 30, 2018 and December 31, 2017 about Level 3 fair value measurements for assets measured at fair value:

June 30, 2018
Description	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Asset-backed securities	$4,232	Discounted cash flows	Discount rate	3% - 6% (5.0%)
Derivative assets	617	Market pricing (3)	Estimated pullthrough	75% - 90% (84.0%)
Derivative liabilities	476	Market pricing (3)	Estimated pullthrough	75% - 90% (84.0%)
Financial Assets - Non-recurring
Impaired loans - Real estate secured	$336	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 15% (10%)
Impaired loans - Non-real estate secured	$1,138	Discounted cash flows	Discount rate and liquidation expenses (2)	3% - 6% (5.0%) 0% - 10% (5.0%)
OREO	$1,260	Appraisal of collateral (1)	Discounts to reflect current market conditions and estimated selling costs	10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various Level 3 inputs which are not identifiable.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

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

	June 30, 2018
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$51,365	$1,663	$49,702

	December 31, 2017
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$31,999	$1,102	$30,897

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

Accrued Interest

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification depending upon the level of the asset or liability, with which, the accrual is associated.

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed interest rates. The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2018 and December 31, 2017, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of the Corporation's financial instruments are as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$122,972	$122,972	$122,313	$122,313
Securities available-for-sale	421,975	421,975	406,067	406,067
Marketable equity	1,340	1,340	1,379	1,379
Securities held-to-maturity	16,350	16,419	15,721	16,379
Restricted stock	23,742	23,905	16,572	16,572
Loans held for sale	51,365	51,365	31,999	31,999
Loans, net of allowance	1,967,646	2,008,943	1,963,104	1,984,531
Derivatives	617	617	420	420
Total financial assets	$2,606,007	$2,647,536	$2,557,575	$2,579,660
Financial liabilities:
Deposits	$2,126,720	$2,066,820	$2,234,148	$2,161,134
Short-term borrowings	289,934	289,310	145,993	145,396
Long-term borrowings	45,000	44,880	40,000	39,764
Trust preferred debentures	3,922	3,923	3,883	3,939
Derivatives	476	476	195	195
Total financial liabilities	$2,466,052	$2,405,409	$2,424,219	$2,350,428

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $76.6 million and $82.8 million in outstanding commitments at June 30, 2018 and December 31, 2017, respectively.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Corporation had $466.1 million and $468.2 million in unfunded lines of credit whose contract amounts represent credit risk at June 30, 2018 and December 31, 2017, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $15.0 million and $14.3 million at June 30, 2018 and December 31, 2017, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At June 30, 2018 and December 31, 2017 the balance in this reserve totaled $900 thousand and $800 thousand, respectively.

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

The Mortgage Division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. At June 30, 2018 and December 31, 2017, the balance in this reserve totaled $953 thousand and $953 thousand, respectively.

The following table shows the changes to the allowance for losses on mortgage loans sold.

	For the Three and Six Months Ended June 30,		For the Year Ended
(In Thousands)	2018	2017	December 31, 2017
Balance, beginning of period	$953	$1,029	$1,029
Provision charged to operating expenses	—	—	—
Recoveries	—	—	—
Charge-offs	—	—	(76)
Balance, end of period	$953	$1,029	$953

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10)”. This ASU requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee); requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; as well as requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in the ASU are effective beginning after December 15, 2017. The adoption of this guidance did not have a material effect on the Corporation’s financial condition or results of operations. In accordance with this ASU, the Corporation measures the fair value of its loan portfolio using an exit price notion (see Note 8 Fair Value Measurements) as well as reclassifying and presenting its equity security at fair value (see Note 3 Securities).

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This ASU specifies the accounting for leases in an effort to increase transparency and comparability among organizations. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Corporation expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Corporation’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Corporation’s consolidated statements of condition, along with its regulatory capital ratios. The amendments in the ASU are effective beginning after December 15, 2018. The Corporation continues to evaluate the impact this guidance will have on its consolidated financial statements and has hired a firm to assist in this process so as to be able to determine the impact this ASU will have on the Corporation by the end of the third quarter 2018.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

of the predominance principle. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Corporation adopted this guidance on its required effective date of January 1, 2018. The adoption of this guidance did not have a material effect on the Corporation’s financial condition or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The ASU was issued with the intent to simplify goodwill impairment testing by eliminating the second step of the analysis under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The update instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied prospectively and is effective for the Corporation on January 1, 2020. Early adoption is permitted. The Corporation does not expect the new guidance to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, "Premium Amortization on Purchased Callable Debt Securities", which is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Corporation for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Corporation does not expect these amendments to have a material effect on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for certain income tax effects stranded in AOCI as a result of the Tax Act and Jobs Act (the "Tax Relief Act"). Consequently, the reclassification eliminates the stranded tax effects resulting from the Tax Relief Act and is intended to improve the usefulness of information reported to financial statement users. However, because the ASU only relates to the reclassification of the income tax effects of the Tax Relief Act, the underlying guidance that requires the effect of a change in tax laws or rates to be included in income from continuing operations is not affected. ASU No. 2018-02 is effective for the Corporation's reporting period beginning on January 1, 2019; early adoption is permitted. The Corporation elected to early adopt ASU No. 2018-02 during the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Relief Act from AOCI to retained earnings. The reclassification decreased AOCI and increased retained earnings by $374 thousand, with zero net effect on total shareholders’ equity. The Corporation utilizes the individual securities approach when releasing income tax effects from AOCI for its investment securities.

In February 2018, the FASB issued AS No. 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)." The amendments in this ASU provide clarification on certain aspects related to the guidance issued in ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The areas for correction or improvement include (1) equity securities without a readily determinable fair value - discontinuation; (2) equity securities without a readily determinable fair value - adjustments; (3) forward contracts and purchased options; (4) presentation requirements for certain fair value option liabilities; (5) fair value option liabilities denominated in a foreign currency; and (6) transition guidance for equity securities without a readily determinable fair value. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to be material to the consolidated financial statements.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

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

At June 30, 2018 and December 31, 2017, the Mortgage Division had open forward contracts with a notional value of $67.5 million and $39.3 million, respectively. At June 30, 2018 and December 31, 2017, the Mortgage Division had no open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of mortgage backed securities. The fair value of these open forward contracts was $(305) thousand and $(56) thousand at June 30, 2018 and December 31, 2017, respectively.

Interest rate lock commitments totaled $33.7 million and $20.0 million at June 30, 2018 and December 31, 2017, respectively, and included $9.8 million and $3.2 million that were made on a best efforts basis at June 30, 2018 and December 31, 2017, respectively. Fair values of these best efforts commitments were $39 thousand and $23 thousand at June 30, 2018 and December 31, 2017, respectively. The remaining hedged interest rate lock commitments totaling $23.9 million and $16.8 million at June 30, 2018 and December 31, 2017, respectively, had a fair value of $348 thousand and $297 thousand, respectively.

Included in other noninterest income for the six months ended June 30, 2018 and 2017 was a net gain of $157 thousand and a net loss of $88 thousand, respectively, relating to derivative instruments. The amount included in other noninterest income for the six months ended June 30, 2018 and 2017 pertaining to its hedging activities was a net realized gain of $536 thousand and a net realized loss of $554 thousand, respectively.

Note 12.        Low Income Housing Tax Credits

The Corporation was invested in five separate housing equity funds at June 30, 2018 and December 31, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $11.1 million and $10.4 million at June 30, 2018 and December 31, 2017, respectively. Additional capital calls expected for the funds totaled $3.9 million at June 30, 2018, and are included in other liabilities on the consolidated balance sheets. The expected terms of these investments and the related tax benefits run through 2033.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 13.        Bank Owned Life Insurance

The Corporation had $52.3 million and $51.6 million in bank owned life insurance ("BOLI") at June 30, 2018 and December 31, 2017, respectively. The Corporation recognized interest income, which is included in other noninterest income of $324 thousand and $343 thousand for the three months ended June 30, 2018 and 2017, respectively and $645 thousand and $527 thousand for the six months ended June 30, 2018 and 2017, respectively.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Note 15.        Other Income and Other Operating Expenses

The Corporation had the following other income for the three and six month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
Trust	$2,375	$1,157	$3,617	$1,157
Wealth Management	352	667	851	1,421
Bank owned life insurance	324	343	645	527
Miscellaneous loan fees	181	110	396	246
Fair value marks on loans held for sale	103	(68)	157	986
Hedging gains (losses)	56	(625)	536	(554)
ATM transaction fees	345	141	686	257
Other	664	445	1,638	508
	$4,400	$2,170	$8,526	$4,548

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The Corporation had the following other operating expenses for the three and six month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Merger related expenses	$27	$5,170	$61	$5,735
Data processing	729	894	1,594	1,149
Business and franchise tax	573	225	1,062	470
FDIC insurance	283	624	594	861
Consulting fees	177	332	456	556
Advertising and promotional	220	169	528	337
Accounting and auditing	284	286	575	439
Investor fees	127	166	250	301
Telephone	240	160	466	263
Regulatory examinations	139	80	275	182
Stock option	172	108	284	203
Director fees	156	211	345	304
Credit report	122	97	234	186
Legal fees	133	51	195	127
Insurance	133	155	297	223
Publication and subscription	115	104	188	163
Office supplies-stationary print	132	102	233	152
FRB and bank analysis charges	81	48	155	92
Dues and memberships	34	34	80	71
Management fees	172	123	197	158
Travel	67	84	122	117
Business development and meals	37	34	77	58
Amortization of intangibles	802	816	1,707	828
Courier	88	34	159	48
Education and training	31	19	50	31
Bank paid closing costs	2	35	50	47
Postage	36	79	53	89
Other	1,145	1,345	1,975	1,730
	$6,257	$11,585	$12,262	$14,920

Note 16.        Derivatives

The Corporation utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Corporation accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Corporation obtained several designated derivative instruments as a result of the merger with Middleburg and continues to account for these items on a basis consistent with when the items were established by Middleburg which is in accordance with this guidance. Information concerning each of the Corporation's categories of derivatives as of June 30, 2018 and December 31, 2017 are presented below.

Derivatives designated as cash flow hedges

During 2010, Middleburg entered into an interest rate swap which has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the trust preferred debentures. The swap hedges the cash flow associated with the trust preferred capital notes wherein the Corporation receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  Cash collateral was reserved for this swap in the amount of $400 thousand as of June 30, 2018 and December 31, 2017. The swap was entered into with a counterparty that met the Corporation’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Corporation believes that the credit risk inherent in the contract is not significant.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

During 2013, Middleburg entered into an interest rate swap which has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with FHLB borrowings. The swap hedges the cash flows associated with the FHLB borrowings wherein the Corporation receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10.0 million.  The term of the swap is 5 years and commenced on November 25, 2013.  Collateral was reserved for this swap in the amount of $600 thousand as of June 30, 2018 and December 31, 2017. The swap was entered into with a counterparty that met the Corporation's credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Corporation believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Corporation has assessed the effectiveness of the hedging relationships by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified for the six months ended June 30, 2018.

The amounts included in accumulated other comprehensive income as unrealized losses (fair value, net of tax) were $56 thousand and $8 thousand as of June 30, 2018 and December 31, 2017.

Information concerning the derivatives designated as cash flow hedges at June 30, 2018 and December 31, 2017 is presented in the following table:

	June 30, 2018
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$21	$—	2.36%	2.59%	2.3
Pay fixed - receive floating interest rate swap	1	$10,000	$31	$—	2.10%	1.43%	0.4

	December 31, 2017
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$81	1.36%	2.59%	2.9
Pay fixed - receive floating interest rate swap	1	$10,000	$29	$—	1.49%	1.43%	0.9

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	June 30, 2018
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,111	$—	$121	1 month LIBOR plus 200 BP	3.90%	9.4
Pay fixed - receive floating interest rate swap	1	1,596	—	39	1 month LIBOR plus 180 BP	4.09%	6.4
Pay floating - receive fixed interest rate swap	1	3,111	121	—	3.90%	1 month LIBOR plus 200 BP	9.4
Pay floating - receive fixed interest rate swap	1	1,596	39	—	4.09%	1 month LIBOR plus 180 BP	6.4
Total derivatives not designated		$9,414	$160	$160

	December 31, 2017
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,224	$96	$—	1 month LIBOR plus 200 BP	3.90%	9.8
Pay fixed - receive floating interest rate swap	1	1,615	—	22	1 month LIBOR plus 180 BP	4.09%	7.0
Pay floating - receive fixed interest rate swap	1	3,224	—	96	3.90%	1 month LIBOR plus 200 BP	9.8
Pay floating - receive fixed interest rate swap	1	1,615	22	—	4.09%	1 month LIBOR plus 180 BP	7.0
Total derivatives not designated		$9,678	$118	$118

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

The details of the interest rate cap agreement as of June 30, 2018 and December 31, 2017 are summarized below:

June 30, 2018
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium	Fair Value	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$6	$—

December 31, 2017
(Dollars in thousands)
Notional Amount	Termination Date	3-Month LIBOR Strike Rate	Premium Paid	Unamortized Premium	Fair Value	Cumulative Cash Flows Received
$10,000	September 8, 2018	2.00%	$70	$70	$1	$—

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

At June 30, 2018, the total fair value of the interest rate cap agreement was $6 thousand. The fair value of the interest rate cap agreement is included in other assets on the Corporation's consolidated balance sheets. Changes in fair value are recorded in earnings in other operating expenses. For the three and six months ended June 30, 2018 and 2017, $(1) thousand and $4 thousand was recognized in other operating expenses, respectively.

The premium paid on the interest rate cap agreement is recognized as a decrease in interest income over the duration of the agreement using the caplet method. For the three and six months ended June 30, 2018, no premium amortization was required.

Note 17.        Goodwill and Intangible Assets

The following table summarizes the Corporation's carrying amount for intangible assets:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(Dollars in thousands)
Intangible assets subject to amortization
Core deposit intangible	$16,057	$(3,925)	$12,132	$16,057	$(2,408)	$13,649
Customer lists	5,214	(462)	4,752	5,214	(308)	4,906
Non-Compete agreements	117	(100)	17	117	(60)	57
Total	$21,388	$(4,487)	$16,901	$21,388	$(2,776)	$18,612

Amortization expense was $802 thousand and $816 thousand for the three months ended June 30, 2018 and 2017, respectively and $1.7 million and $828 thousand for the six months ended June 30, 2018 and 2017, respectively.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

Changes in the carrying amount of indefinite lived assets for the six month periods ended June 30, 2018 and 2017 are summarized in the table as follows:

	2018	2017
(Dollars in thousands)
Balance, January 1	$166,549	$1,501
Adjustment period refinements - Middleburg merger goodwill	1,384	167,131
Balance, June 30	$167,933	$168,632

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

Service Charges on Deposit Accounts

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Noninterest Income
In-scope of Topic 606:
Trust and asset management	$2,375	$1,157	$3,617	$1,157
Service charges on deposit accounts	494	669	971	949
Fees, exchange, and other service charges	380	68	750	125
Annuity and insurance	80	81	167	95
Other	302	551	752	1,297
Noninterest income (in-scope of Topic 606)	3,631	2,526	6,257	3,623
Noninterest income (out-of scope of Topic 606)	5,459	6,359	10,228	11,265
Total Noninterest Income	$9,090	$8,885	$16,485	$14,888

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Corporation’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Corporation satisfies its performance obligation and revenue is recognized. The Corporation does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. During the first half of 2018, we had one estate settlement that generated a fee of $1.1 million.

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

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; stagnation, continued challenging conditions or deterioration in general business and economic conditions and in the financial markets; mergers and acquisitions, including the degree of success in integrating operations following the Corporation’s merger with Middleburg such as potential deposit attrition, higher than expected costs, the effect on earnings of integrating our legacy wealth services operations into those of Middleburg, and the inability to recognize cost savings or revenues; customer loss and business disruption associated with the integration of Middleburg, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration-related matters; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; the impact of the Tax Reform Act, including, but not limited to the effect of the lower corporate tax rate; any future refinements to the Corporation’s preliminary analysis of the impact of the Tax Reform Act on the Corporation; changes in the effect of the Tax Reform Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the Federal Reserve Board; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the effect of goodwill impairment on net income; technological risks and developments and cyber threats, risks, -attacks and events; the liquidity of the Corporation and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. These statements may address issues that involve estimates and assumptions made by management, management's current beliefs, and risks and uncertainties. These statements are inherently uncertain, and there can be no assurance that the underlying estimates, assumptions or beliefs will be proven to be accurate. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made, except as otherwise required by law.

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

Other Than Temporary Impairment of Investment Securities

Securities in the Corporation’s investment portfolio are classified as either available-for-sale or held-to-maturity. Securities classified as held-to-maturity are recorded at cost or amortized cost. The estimated fair value of the available-for-sale portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value for available-for-sale securities other than equity investments are recorded in shareholders’ equity as a component of other comprehensive income. In January 2016 the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statements of operations and the remainder of the loss remains in other comprehensive income. At June 30, 2018, there were no securities in the investment portfolio with other than temporary impairment.

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

Financial Condition

Executive Summary

At June 30, 2018, the Corporation’s assets totaled $2.92 billion, an increase of $46.7 million, from $2.87 billion, at December 31, 2017. The increase in assets was attributable to an increase in loans held for investment of $5.3 million, an increase of $16.5 million in total investment securities, as well as a $19.4 million increase in loans held for sale.

Deposits totaled $2.13 billion at June 30, 2018, compared to $2.23 billion at December 31, 2017, a decrease of $107.4 million. Noninterest-bearing demand deposits saw a $13.7 million increase from the linked quarter and remain the largest and most attractive source of funding for the Corporation at $719.9 million or 33.85% of total deposits at June 30, 2018. Time deposits decreased $7.1 million during the second quarter of 2018 while brokered deposits decreased $5.7 million as management continues to focus on replacing its brokered deposits with high value demand deposit relationships. Total interest-bearing deposits decreased to $1.41 billion at June 30, 2018, a decrease of $82.3 million from December 31, 2017.

Second quarter 2018 pre-tax earnings were $11.0 million, an increase of $5.1 million from the second quarter 2017. The Trust and Wealth Management segment's other revenues increased $985 thousand from the linked quarter, from $1.7 million to $2.7 million due mainly to one estate settlement fee of $1.1 million.

For the six months ended June 30, 2018 pre-tax earnings were $20.9 million an increase of $10.9 million from the six months ended June 30, 2017 due to pre-tax merger related costs of $5.2 million recognized in the first two quarters of 2017 as well as a pre-tax income attributed to increased activity in relation to the merger recognized in the first quarter of 2018 that was not recognized in the first quarter of 2017 as the merger had not yet occurred.

The commercial banking segment’s total revenues decreased $145 thousand and increased $13.5 million for the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017. The growth during the six month period ended June 30, 2018 when compared to the same period in 2017 was due to the strategic merger with Middleburg. Interest expense increased $1.3 million and $2.7 million, salaries and employee benefits of $84 thousand and $3.6 million for the three and six month periods ended June 30, 2018 compared to the same periods in 2017 which pertained mainly to the additional costs associated with operating a larger bank post-merger. The mortgage banking segment has been relatively unaffected by the merger, contributing pre-tax earnings of $906 thousand or 8.2% and $1.8 million or 8.4% of the consolidated total for the three and six month periods ended June 30, 2018, Pre-tax earnings for the mortgage banking segment decreased $208 thousand and $245 thousand in the three and six months ended June 30, 2017 and June 30, 2017, respectively. The trust and wealth management segment saw a $902 thousand and $1.9 million increase in revenue for the three and six month periods ended June 30, 2018, which was offset by an increase in operating expenses of $56 thousand and $656 thousand for the three and six month periods ended June 30, 2018 when compared to the same periods in 2017. We expect that the earnings contributions from the trust and wealth management segment will continue to develop over the next few quarters as the unprofitable operations of the legacy Access segment are integrated with and dilute the profitable operations of Middleburg Investment Group. Management believes that the leadership of Middleburg Investment Group and the expanded capabilities resulting from the strategic merger are enhancing the client value proposition in a way that we expect will produce consistent and growing fee income.

The net interest margin decreased to 3.62% from 3.91% when comparing the three months ended June 30, 2018 to the same period in 2017 and decreased to 3.64% from 3.75% when comparing the six months ended June 30, 2018 to the same period in 2017. The decrease in margin is attributable to changes in the Corporation's funding mix.

Non-performing assets (“NPAs”) increased to $6.0 million at June 30, 2018 from $5.3 million at December 31, 2017, representing 0.21% and 0.18% of total assets, respectively. Included in the NPAs total is $1.9 million in other real estate owned. The allowance for loan loss was $16.5 million and $15.8 million at June 30, 2018 and December 31, 2017, respectively, and represented 0.83% and 0.80% of total loans held for investment at June 30, 2018 and December 31, 2017, respectively. The remaining credit and fair value marks on the loans acquired in the Merger totaled $11.3 million and $12.4 million at June 30, 2018 and December 31, 2017, respectively.

At the regional level, the Washington, DC MSA unemployment was consistent at 3.7% as of June 2018 slightly above the 3.2% unemployment rate for the state of Virginia but still below the 3.9% for the nation. At its July 2018 meeting, the Federal Open Market Committee ("FOMC") indicated the labor market has continued to strengthen and economic activity is rising at a strong rate. The July 2018 Federal Reserve Beige Book - Richmond District noted bank lending increased modestly especially for commercial loans. The Washington DC MSA and the Richmond MSA economies are expected to continue to expand at a modest to moderate pace. While the Washington, DC MSA may under-perform similar sized metro areas, leading indicators point towards further expansion at the national and regional level. Moreover, the economic cycle has extended out further than the historical average and recent fiscal stimuli are expected to expand growth in the near term and extend the current period of growth.

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

Securities

The Corporation’s securities portfolio is comprised of U.S. Government Agency and U.S. Treasury securities, mortgage backed securities, corporate bonds, a CRA mutual fund, certificates of deposit, and asset backed securities as well as municipal bonds. At June 30, 2018, the fair value of the securities portfolio totaled $439.7 million, compared to $423.8 million at December 31, 2017. Included in the fair value totals are held-to-maturity securities with an amortized cost of $16.4 million (fair value of $16.4 million) at June 30, 2018 compared to amortized cost of $15.7 million (fair value of $16.4 million) at December 31, 2017. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Effective January 1, 2018, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a ready market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate - owner occupied, commercial real estate - non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $1.98 billion at June 30, 2018 compared to $1.98 billion at December 31, 2017, an increase of $5.3 million. The increase in loans held for investment as of June 30, 2018, was primarily due to an increase of $33.7 million in commercial real estate loans which was partially offset by a $29.4 million decrease in residential real estate loans. Please see Note 4 to the unaudited consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at June 30, 2018.

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

Commercial Real Estate Loans - Owner Occupied: This category of loans was comprised of owner occupied loans secured by the commercial property and represented the largest segment of the loan portfolio. Commercial real estate loans are secured by the subject property and underwritten to policy standards. Policy standards approved by the Board of Directors from time to time set forth, among other considerations, loan-to-value limits, cash flow coverage ratios, and the general creditworthiness of the obligors.

Commercial Real Estate Loans - Non-Owner Occupied: This category of loans was comprised of loans secured by income producing commercial property. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: Residential real estate loans represented the third largest segment of the loan portfolio. This category included loans secured by first or second mortgages on one to four family residential properties. This category is comprised of following sub-categories of the whole residential real estate loan portfolio: home equity lines of credit, first trust mortgage loans, and junior trust loans.

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

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At June 30, 2018, LHFS at fair value totaled $51.4 million compared to $32.0 million at December 31, 2017.

The LHFS are closed by the Mortgage Division and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the second quarter of 2018, we originated $123.2 million of loans processed in this manner, compared to $117.0 million for the second quarter of 2017. During the six months ended June 30, 2018 and 2017 we originated $207.6 million and $211.5 million loans in this manner, respectively. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $16.5 million at June 30, 2018, compared to $15.8 million at December 31, 2017. The allowance for loan losses was equivalent to 0.83% and 0.80% of total loans held for investment at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the allowance for loan losses of $16.5 million and the remaining credit and fair value marks on the purchased loan portfolio of $11.3 million was equivalent to 1.46% of total loans held for investment. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 5 to the unaudited consolidated financial statements.

Non-performing Assets

At June 30, 2018 and December 31, 2017, the Bank had non-performing assets totaling $6.0 million and $5.3 million, respectively. Non-performing assets consist of non-accrual loans and other real estate owned. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
(In Thousands)
Nonaccrual loans:
Commercial real estate - owner occupied	$1,187	$1,066
Commercial real estate - non-owner occupied	—	—
Real estate construction	670	865
Residential real estate	632	—
Commercial	1,631	2,513
Consumer	26	182
Total nonaccrual loans	4,146	4,626
OREO	1,903	643
Total non-performing assets	$6,049	$5,269

Troubled debt restructured loans included above in non-accrual loans	$1,043	$956

Ratio of non-performing assets to:
Total loans plus OREO	0.30%	0.23%
Total assets	0.21%	0.16%

Accruing past due loans:
90 or more days past due	$35	$213

Deposits

Deposits are the primary sources of funding loan growth. At June 30, 2018, deposits totaled $2.13 billion compared to $2.23 billion at December 31, 2017, a decrease of $107.4 million. Noninterest-bearing deposits decreased $25.1 million from $745.0 million at December 31, 2017 to $719.9 million at June 30, 2018. Interest-bearing demand deposits decreased $24.3 million from $486.6 million at December 31, 2017 to $462.4 million at June 30, 2018. Savings and money market deposits increased $1.2 million from $623.9 million at December 31, 2017 to $625.1 million at June 30, 2018. Time deposits decreased $64.2 million from $368.6 million at December 31, 2017 to $304.4 million at June 30, 2018.

Shareholders’ Equity

Shareholders’ equity totaled $434.3 million at June 30, 2018 compared to $421.6 million at December 31, 2017. The increase in shareholders’ equity is due mainly to net income earned by the Corporation. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The Corporation calculates its regulatory capital under the Basel III Final Rules. The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios under these new rules.

	June 30,	December 31,
	2018	2017
	(In Thousands)
Tier 1 Capital:
Common stock	$17,365	$17,146
Additional paid in capital	314,367	307,614
Retained earnings	109,690	98,584
Less: Disallowed goodwill and other disallowed intangible assets	(179,409)	(181,032)
Less: Disallowed servicing assets and loss on equity security	—	(57)
Total Tier 1 capital	262,013	242,255

Allowance for loan losses	17,443	16,604

Total risk based capital	$279,456	$258,859

Risk weighted assets	$2,165,698	$2,099,090

Quarterly average assets	$2,848,307	$2,837,834
			Regulatory
			Minimum
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	12.10%	11.46%	5.25%
Tier 1 capital ratio	12.10%	11.46%	6.75%
Total capital ratio	12.90%	12.25%	8.75%
Leverage Capital Ratios:
Tier 1 leverage ratio	9.82%	9.05%	4.00%

Results of Operations

Summary

Second quarter 2018 pre-tax earnings were $11.0 million, up $5.1 million from the second quarter of 2017 due mainly to a decrease in merger related costs. Net income for the second quarter of 2018 totaled $9.0 million compared to $3.8 million for the same period in 2017. Earnings per diluted share were $0.43 for the second quarter of 2018, compared to $0.19 per diluted share in the same period of 2017.

Pre-tax earnings for the six months ended June 30, 2018 were $20.9 million, up $10.9 million from the same period in 2017 due mainly to an increase in interest and fees on loans of $11.6 million which was offset by an increase in salaries and employee benefits of $3.6 million. Net income for the six months ended June 30, 2018 totaled $17.0 million compared to $6.5 million for the same period in 2017. Earnings per diluted share were $0.82 for the six months ended June 30, 2018, compared to $0.41 per diluted share in the same period of 2017.

The commercial banking segment’s total revenues decreased $145 thousand and increased $13.5 million for the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017. The growth during the six month period ended June 30, 2018 when compared to the same period in 2017 was due to the strategic merger with Middleburg. Interest expense increased $1.3 million and $2.7 million, salaries and employee benefits of $84 thousand and $3.6 million for the three and six month periods ended June 30, 2018 compared to the same periods in 2017 which pertained mainly to the additional costs associated with operating a larger bank post-merger. The mortgage banking segment has been relatively unaffected by the merger, contributing pre-tax earnings of $906 thousand or 8.2% and $1.8 million or 8.4% of the consolidated total for the three and six month periods ended June 30, 2018, Pre-tax earnings for the mortgage banking segment decreased $208 thousand and $245 thousand in the three and six months ended June 30, 2018 compared to the same periods in 2017. The trust and wealth management segment saw a $902 thousand and $1.9 million increase in revenue, which was offset by an increase in operating expenses of $208 thousand and $451 thousand for the three and six month periods ended June 30, 2018 when compared to the same periods in 2017. Management believes that the leadership of Middleburg Investment Group and the expanded capabilities resulting from the strategic merger are enhancing the client value proposition in a way that we expect will produce consistent and growing fee income.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $23.0 million for the three months ended June 30, 2018 compared to $24.2 million for the same period in 2017. The annualized yield on earning assets was 4.28% for the quarter ended June 30. 2018 compared to 4.39% for the same period in 2017. The cost of interest-bearing demand deposits and borrowings increased to 0.98% for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017 at 0.69%. Net interest margin was 3.62% for the quarter ended June 30, 2018 compared to 3.91% for the same period in 2017.

Net interest income before the provision for loan losses totaled $46.3 million for the six months ended June 30, 2018 compared to $35.9 million for the same period in 2017. The annualized yield on earning assets was 4.23% for the six months ended June 30, 2018 compared to 4.25% for the same period in 2017. The cost of interest-bearing demand deposits and borrowings increased to 0.88% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 at 0.73%. Net interest margin was 3.64% for the six months ended June 30, 2018 compared to 3.75% for the same period in 2017.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended June 30,
	2018 compared to 2017
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$(529)	$207	$(736)
Loans held for sale	180	145	35
Loans	214	645	(431)
Interest-bearing deposits	218	(80)	298
Total increase in interest income	83	917	(834)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	335	(28)	363
Money market deposit accounts	569	163	406
Savings accounts	21	(17)	38
Time deposits	(327)	(570)	243
Total interest-bearing deposits	598	(452)	1,050
FHLB Short-term borrowings	645	598	47
Securities sold under agreements to repurchase	(12)	1	(13)
FHLB Long-term borrowings	38	(128)	166
Subordinated debentures	(27)	13	(40)
Total increase in interest expense	1,242	32	1,210

Increase in net interest income	$(1,159)	$885	$(2,044)

	Six Months Ended June 30,
	2018 compared to 2017
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investments	$926	$1,594	$(668)
Loans held for sale	157	111	46
Loans	11,452	11,289	163
Interest-bearing deposits	602	138	464
Total increase in interest income	13,137	13,132	5

Interest-Bearing Liabilities:
Interest-bearing demand deposits	772	394	378
Money market deposit accounts	1,154	563	591
Savings accounts	140	121	19
Time deposits	(172)	(426)	254
Total interest-bearing deposits	1,894	652	1,242
FHLB Short-term borrowings	829	608	221
Securities sold under agreements to repurchase	(14)	12	(26)
FHLB Long-term borrowings	(16)	(189)	173
Subordinated debentures	48	88	(40)
Total increase in interest expense	2,741	1,171	1,570

Increase in net interest income	$10,396	$11,961	$(1,565)

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables present for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Income/Expense	Yield / Rate	Average Balance	Income/Expense	Yield / Rate
(In Thousands)
Assets:
Interest-earning assets:
Securities	$453,717	$2,643	2.33%	$424,387	$3,172	2.99%
Loans held for sale	41,515	477	4.59%	28,254	297	4.20%
Loans (1)	1,935,422	23,663	4.89%	1,896,824	23,449	4.94%
Interest-bearing balances and federal funds sold	110,800	439	1.59%	121,572	221	0.73%
Total interest-earning assets	2,541,454	27,222	4.28%	2,471,037	27,139	4.39%
Noninterest-earning assets:
Cash and due from banks	15,953			17,131
Premises, land and equipment	28,087			29,459
Other assets	279,127			285,518
Less: allowance for loan losses	(16,314)			(14,057)
Total noninterest-earning assets	306,853			318,051
Total Assets	$2,848,307			$2,789,088

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$490,619	$680	0.55%	$472,065	$345	0.29%
Money market deposit accounts	466,538	1,047	0.90%	367,590	478	0.52%
Savings accounts	174,392	233	5.30%	191,409	212	0.44%
Time deposits	309,449	1,057	1.37%	492,932	1,384	1.12%
Total interest-bearing deposits	1,440,998	3,017	0.84%	1,523,996	2,419	0.63%
Borrowings:
FHLB short-term borrowings	180,348	866	1.92%	57,825	221	1.53%
Securities sold under agreements to repurchase and federal funds purchased	56,693	14	0.10%	53,949	26	0.19%
Subordinated debentures	3,911	84	8.63%	3,824	111	11.61%
FHLB long-term borrowings	42,088	226	2.14%	79,892	188	0.94%
Total borrowings	283,040	1,190	1.68%	195,490	546	1.12%
Total interest-bearing deposits and borrowings	1,724,038	4,207	0.98%	1,719,486	2,965	0.69%
Noninterest-bearing liabilities:
Demand deposits	673,619			639,570
Other liabilities	22,060			17,886
Total liabilities	2,419,717			2,376,942
Shareholders' Equity	428,590			412,146
Total Liabilities and Shareholders' Equity	$2,848,307			$2,789,088
Interest Spread (2)			3.30%			3.70%
Net Interest Margin (3)		$23,015	3.62%		$24,174	3.91%

(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average	Income/	Yield /	Average	Income/	Yield /
(In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Securities	$447,161	$5,322	2.38%	$318,422	$4,396	2.76%
Loans held for sale	31,442	704	4.48%	26,368	547	4.15%
Loans (1)	1,942,700	46,850	4.82%	1,474,551	35,398	4.80%
Interest-bearing balances and federal funds sold	123,812	954	1.54%	94,174	352	0.75%
Total interest-earning assets	2,545,115	53,830	4.23%	1,913,515	40,693	4.25%
Noninterest-earning assets:
Cash and due from banks	17,100			14,416
Premises, land and equipment	28,210			18,280
Other assets	278,116			164,945
Less: allowance for loan losses	(16,182)			(14,784)
Total noninterest-earning assets	307,244			182,857
Total Assets	$2,852,359			$2,096,372

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$496,587	$1,270	0.51%	$307,685	$498	0.32%
Money market deposit accounts	480,551	1,977	0.82%	313,339	823	0.53%
Savings accounts	173,960	442	0.51%	126,103	302	0.48%
Time deposits	327,713	2,126	1.30%	396,439	2,298	1.16%
Total interest-bearing deposits	1,478,811	5,815	0.79%	1,143,566	3,921	0.69%
Borrowings:
FHLB short-term borrowings	135,922	1,216	1.79%	71,934	387	1.35%
Securities sold under agreements to repurchase and federal funds purchased	57,017	28	0.10%	41,148	42	0.20%
Subordinated debentures	3,901	159	8.17%	1,919	111	11.57%
FHLB long-term borrowings	41,050	352	1.71%	69,698	368	1.06%
Total borrowings	237,890	1,755	1.48%	184,699	908	0.98%
Total interest-bearing deposits and borrowings	1,716,701	7,570	0.88%	1,328,265	4,829	0.73%
Noninterest-bearing liabilities:
Demand deposits	685,912			487,511
Other liabilities	24,047			13,645
Total liabilities	2,426,660			1,829,421
Shareholders' Equity	425,699			266,951
Total Liabilities and Shareholders' Equity	$2,852,359			$2,096,372
Interest Spread (2)			3.35%			3.53%
Net Interest Margin (3)		$46,260	3.64%		$35,864	3.75%
(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. Total noninterest income was $9.1 million for the second quarter of 2018 compared to $8.9 million for the same period in 2017. Gains on the sale of loans totaled $4.2 million for the quarter ended June 30, 2018 compared to $6.0 million for the same period of 2017. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended June 30, 2018 the Bank’s mortgage segment originated $123.2 million in mortgage loans, up from $117.0 million for the same period in 2017. Noninterest income derived from our Trust and Wealth Management segment increased $902 thousand when comparing the second quarter of 2018 to the same period in 2017 due principally to an estate settlement fee of $1.1 received in the second quarter of 2018.

Total noninterest income was $16.5 million for the six months ended June 30, 2018 compared to $14.9 million for the same period in 2017. Gains on the sale of loans totaled $7.0 million for the six months ended June 30, 2018, compared to $9.4 million for the same period of 2017. During the six months ended June 30, 2018, the Bank’s mortgage segment originated $207.6 million in mortgage loans, down from $211.5 million for the same period in 2017.

Noninterest Expense

Noninterest expense totaled $20.4 million for the three months ended June 30, 2018, compared to $26.2 million for the same period in 2017, a decrease of $5.8 million and pertained mainly to merger related expenses. Salaries and employee benefits totaled $12.5 million for the three months ended June 30, 2018, compared to $12.7 million for the same period in 2017. Other operating expenses totaled $6.3 million for the three months ended June 30, 2018, compared to $11.6 million for the same period in 2017.

Noninterest expense totaled $40.4 million for the six months ended June 30, 2018, compared to $38.4 million for the same period in 2017, an increase of $2.0 million. Salaries and employee benefits totaled $24.3 million for the six months ended June 30, 2018, compared to $20.7 million for the same period in 2017 due primarily to operating a larger bank post-merger. Other operating expenses totaled $12.3 million for the six months ended June 30, 2018, compared to $14.9 million for the same period in 2017.

Provision for Income Taxes

The Corporation reported a provision for income tax expense of $3.9 million, representing an effective tax rate of 18.60%, for the first half of 2018. The provision for income tax expense was $3.6 million for the second half of 2017, with an effective tax rate of 35.67%. The decrease from the prior year was primarily driven by the enactment of the Tax Relief Act. The Tax Relief Act reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At June 30, 2018, overnight interest-bearing balances totaled $105.6 million and unpledged available-for-sale investment securities totaled approximately $107.7 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of June 30, 2018, the portfolio of CDARS deposits, Insured Cash Sweep (ICS) deposits, and wholesale time deposits totaled $84.5 million compared to $120.6 million at December 31, 2017.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At June 30, 2018, the Bank had a line of credit with the FHLB totaling $847.2 million and had outstanding $235.0 million in short-term borrowings, $45.0 million in long-term loans, and a $60.00 million public deposit letter of credit from the Commonwealth of Virginia Treasury Board. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of June 30, 2018, outstanding repurchase agreements totaled $55.0 million. The Bank also maintains federal funds lines of credit with its correspondent banks and, at June 30, 2018, these lines totaled $62.3 million and were available as an additional funding source.

The following table presents the composition of borrowings at June 30, 2018 and December 31, 2017 as well as the average balances for the three months ended June 30, 2018 and the twelve months ended December 31, 2017.

Borrowed Funds Distribution
(In Thousands)	June 30, 2018	December 31, 2017
Borrowings:
FHLB short-term borrowings	$234,973	$94,941
Securities sold under agreements to repurchase	54,961	51,052
FHLB long-term borrowings	45,000	40,000
Federal funds purchased	—	—
Trust preferred debenture	3,922	3,883
Total	$338,856	$189,876

	June 30, 2018	December 31, 2017
Borrowings - Average Balances:
FHLB short-term borrowings	$135,922	$67,907
Securities sold under agreements to repurchase	57,017	45,134
FHLB long-term borrowings	41,050	66,329
Federal funds purchased	—	3,244
Trust preferred debenture	3,901	2,692
Total	$237,890	$185,306

Average rate paid on all borrowed funds	1.48%	0.99%

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

Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at June 30, 2018 and December 31, 2017, assuming budgeted growth in the balance sheet. According to the model run for the three month period ended June 30, 2018, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in a decrease in net interest income of 1.34%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Net Interest Income June 30, 2018	Hypothetical Percentage Change in Net Interest Income December 31, 2017
3.00%	(4.12)%	0.55%
2.00%	(2.70)%	0.42%
1.00%	(1.34)%	0.23%

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table details the Corporation’s purchases of its common stock during the second quarter of 2018 pursuant to a Share Repurchase Program announced on March 20, 2007. On June 22, 2010 the number of shares authorized for repurchase under the share repurchase program was increased from 2,500,000 to 3,500,000. The Share Repurchase Program does not have an expiration date.

(In thousands, except for per share amounts)	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1, 2018 - April 30, 2018	—	$—	—	$768,781
May 1, 2018 - May 31, 2018	—	$—	—	$768,781
June 1, 2018 - June 30, 2018	—	$—	—	$768,781
Total	—	$—	—	$768,781
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

10.23
Employment Agreement dated as of March 30, 2018 and effective April 1, 2018, by and between Access National Bank and Mark D. Moore (incorporated by reference to Exhibit 10.23 to Form 10-K filed April 5, 2018 (file number 000-4929))

10.24
Employment Agreement dated as of March 30, 2018 and effective April 1, 2018, by and between Access National Bank and David J. Leudemann (incorporated by reference to Exhibit 10.24 to Form 10-K filed April 5, 2018 (file number 000-4929))

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32*	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)
101
The following materials from Access National Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL), filed herewith:  (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

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

ACCESS NATIONAL CORPORATION
(Registrant)
Date:	August 9, 2018	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	/s/ Margaret M. Taylor
Margaret M. Taylor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)