Form 10-Q
period 2018-09-30
ACCESS NATIONAL CORP
filed 2018-11-09
CIK 1176316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 20,932,887 shares of Common Stock as of November 7, 2018.

ACCESS NATIONAL CORPORATION
FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS

PART I

ACCESS NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share and Per Share Data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$14,062	$29,855
Interest-bearing balances and federal funds sold	110,308	92,458
Total cash and cash equivalents	124,370	122,313
Investment securities:
Available-for-sale, at fair value	424,445	406,067
Marketable equity, at fair value	—	1,379
Held-to-maturity, at amortized cost (fair value of $28,278 and $28,940, respectively)	28,353	28,272
Total investment securities	452,798	435,718
Restricted stock, at amortized cost	21,192	16,572
Loans held for sale, at fair value	36,600	31,999
Loans held for investment, net of allowance for loan losses of $17,349 and $15,805, respectively	2,076,921	1,950,553
Premises, equipment and land, net	27,768	27,797
Goodwill and intangibles	184,028	185,161
Other real estate owned, net of valuation allowance	643	643
Bank owned life insurance	52,604	51,632
Other assets	44,399	51,506
Total assets	$3,021,323	$2,873,894
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Noninterest-bearing deposits	$757,900	$744,960
Interest-bearing demand deposits	481,676	496,677
Savings and money market deposits	711,262	623,889
Time deposits	344,026	368,622
Total deposits	2,294,864	2,234,148
Short-term borrowings	212,561	145,993
Long-term borrowings	45,000	40,000
Trust preferred debentures	3,942	3,883
Other liabilities and accrued expenses	23,013	28,246
Total liabilities	2,579,380	2,452,270
SHAREHOLDERS' EQUITY
Common stock $0.835 par value; 60,000,000 shares authorized; 20,920,262 and 20,534,163 issued and outstanding, respectively	17,468	17,146
Additional paid in capital	317,626	307,670
Retained earnings	115,973	98,584
Accumulated other comprehensive loss, net	(9,124)	(1,776)
Total shareholders' equity	441,943	421,624
Total liabilities and shareholders' equity	$3,021,323	$2,873,894

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Share and Per Share Data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$25,687	$24,306	$73,241	$60,251
Interest on federal funds sold and bank balances	578	394	1,532	746
Interest and dividends on securities	3,047	2,992	8,369	7,388
Total interest and dividend income	29,312	27,692	83,142	68,385
INTEREST EXPENSE
Interest on deposits	3,902	2,639	9,717	6,560
Interest on other borrowings	1,345	459	3,100	1,366
Total interest expense	5,247	3,098	12,817	7,926
Net interest income	24,065	24,594	70,325	60,459
Provision for loan losses	700	900	2,102	3,200
Net interest income after provision for loan losses	23,365	23,694	68,223	57,259
NONINTEREST INCOME
Service charges and fees	485	560	1,456	1,509
Gain on sale of loans	4,465	5,594	11,453	14,985
Other income	2,494	2,369	11,020	6,917
Total noninterest income	7,444	8,523	23,929	23,411
NONINTEREST EXPENSE
Salaries and benefits	11,113	11,100	35,370	31,800
Occupancy and equipment	2,000	3,019	5,881	5,820
Other operating expenses	5,853	8,674	18,115	23,594
Total noninterest expense	18,966	22,793	59,366	61,214
Income before income taxes	11,843	9,424	32,786	19,456
Income tax expense	2,233	2,422	6,128	6,001
NET INCOME	$9,610	$7,002	$26,658	$13,455
Earnings per common share:
Basic	$0.46	$0.34	$1.28	$0.77
Diluted	$0.46	$0.34	$1.28	$0.77
Average outstanding shares:
Basic	20,847,319	20,409,696	20,734,621	17,156,521
Diluted	20,925,247	20,508,875	20,821,096	17,273,367

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$9,610	$7,002	$26,658	$13,455
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(2,514)	(616)	(9,019)	553
Unrealized gains (losses) on interest rate swaps	(2)	22	87	18
Tax effect	532	211	1,837	(194)
Total other comprehensive (loss) income	(1,984)	(383)	(7,095)	377
Total comprehensive income	$7,626	$6,619	$19,563	$13,832

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands, Except for Share and Per Share Data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2018	$17,146	$307,670	$98,584	$(1,776)	$421,624
Net income	—	—	26,658	—	26,658
Other comprehensive loss	—	—	—	(7,095)	(7,095)
Cash dividends ($0.46 per share)	—	—	(9,522)	—	(9,522)
Reclassification of the Income Tax Effects of the Tax Cuts and Jobs Act from AOCI	—	—	374	(374)	—
Amounts reclassified as cumulative effect of adoption of new accounting pronouncement	—	—	(121)	121	—
Dividend reinvestment plan shares issued from reserve (298,699 shares)	249	8,142	—	—	8,391
Exercise of stock options (87,400 shares)	73	1,355	—	—	1,428
Stock-based compensation	—	459	—	—	459
Balance September 30, 2018	$17,468	$317,626	$115,973	$(9,124)	$441,943

Balance January 1, 2017	$8,881	$21,779	$91,439	$(1,569)	$120,530
Net income	—	—	13,455	—	13,455
Other comprehensive income	—	—	—	377	377
Cash dividends ($0.45 per share)	—	—	(6,287)	—	(6,287)
Exercise of stock options (143,092 shares)	120	1,940	—	—	2,060
Dividend reinvestment plan shares issued from reserve (149,758 shares)	125	3,801	—	—	3,926
Issuance of restricted common stock (4,549 shares)	4	125	—	—	129
Issuance of common stock (9,516,097 shares)	7,946	277,727	—	—	285,673
Stock-based compensation	—	310	—	—	310
Balance September 30, 2017	$17,076	$305,682	$98,607	$(1,192)	$420,173

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$26,658	$13,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,241	2,011
Provision for loan losses	2,102	3,200
Provision for off balance sheet losses	210	50
Originations of loans held for sale	(292,655)	(319,164)
Proceeds from sales of loans held for sale	287,933	328,587
Amortization of intangibles	2,517	1,642
Amortization on purchase accounting discounts	(2,219)	(2,977)
Decrease in valuation of loans held for sale carried at fair value	121	19
Deferred tax expense	(182)	120
Decrease in valuation allowance on derivatives	6	258
Loss on sale of available-for-sale equity security	9	—
Amortization of securities discounts and premiums, net	3,659	1,984
Accretion of unfavorable lease liability	(303)	—
Stock-based compensation	459	310
Losses on sale of other real estate owned, net	16	—
Impairment of other real estate owned	310	—
Income from bank owned life insurance	(972)	(869)
Changes in assets and liabilities:
Decrease (increase) in other assets	6,332	(6,475)
(Decrease) increase in other liabilities	(5,105)	2,645
Net cash provided by operating activities	$30,137	$24,796
Cash Flows from Investing Activities
Proceeds from maturities, calls, principal repayments and sales of securities available-for-sale	28,230	188,716
Proceeds from sale of available-for-sale equity security	1,331	—
Purchases of securities available-for-sale	(58,979)	(162,623)
Proceeds from sales, maturities and calls of securities held-to-maturity	49	4,273
(Purchase) redemption of restricted stock, net	(4,620)	3,052
Purchases of premises, equipment and land, net	(460)	(1,263)
Increase in loans, net	(127,470)	(123,353)
Proceeds from sale of other real estate owned	1,169	2,258
Cash paid in business combination	—	(608)
Cash acquired in business combination	—	90,940
Net cash provided by (used in) investing activities	$(160,750)	$1,392
Cash Flows from Financing Activities
Increase in demand, interest-bearing demand and savings deposits	85,313	178,531
Decrease in time deposits	(24,556)	(3,266)
Increase in securities sold under agreements to repurchase	(13,480)	(2,407)
Increase (decrease) in short-term borrowings	80,096	(160,000)
Increase in long-term borrowings	5,000	—
Payment of dividends on common stock	(9,522)	(6,287)
Proceeds from issuance of common stock	9,819	6,115
Net cash provided by financing activities	$132,670	$12,686
Increase in cash and cash equivalents	2,057	38,874
Cash and cash equivalents at beginning of the period	122,313	91,059
Cash and cash equivalents at end of the period	$124,370	$129,933

ACCESS NATIONAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities
Supplemental Disclosures of Cash Flow Information
Interest paid	12,775	6,338
Income taxes	(4,340)	5,561
Supplemental Disclosure of Non-Cash Transactions
Unrealized gains (losses) on securities available for sale	(9,019)	364
Change in fair value of interest rate swaps	87	18
Transfer of loans held for investment to other real estate owned	1,180	—
Transfer of bank owned property to other real estate owned	315	—
Common stock issued for acquisition	—	285,673
Transactions related to bank acquisitions
Increase in assets and liabilities:
Loans	$—	$(815,817)
Securities	—	(243,679)
Other Assets	—	(258,306)
Noninterest bearing deposits	—	282,752
Interest bearing deposits	—	773,867
Borrowings	—	3,824
Trust preferred debentures	—	55,925
Other liabilities	—	10,206

See accompanying notes to the consolidated financial statements (unaudited).

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 1.        Basis of Presentation

Access National Corporation (the “Corporation”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. The Corporation owns all of the stock of its three active wholly-owned subsidiaries: Access National Bank (the “Bank”), which is an independent commercial bank chartered under federal laws as a national banking association; Middleburg Investment Group ("MIG"), which was formed in 2005 and acquired by the Corporation on April 1, 2017 in its merger with Middleburg Financial Corporation ("Middleburg") and is a non-bank holding company chartered under Virginia law; and MFC Capital Trust II formed in 2003 for the purpose of issuing redeemable capital securities and acquired by Access on April 1, 2017 in its merger with Middleburg. The Bank has three active wholly owned subsidiaries: Access Real Estate LLC (“Access Real Estate”), a real estate company; ACME Real Estate LLC, a real estate holding company of foreclosed property; and Access Capital Management Holding LLC (“ACM”), a holding company for Capital Fiduciary Advisors, L.L.C., Middleburg Investment Services, L.L.C., and Access Insurance Group, L.L.C. MIG has one active wholly-owned subsidiary being Middleburg Trust Company.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with rules and regulations of the Securities and Exchange Commission (“SEC”). The statements do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments have been made which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are all of a normal and recurring nature. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. An approximate $12.6 million reclassification adjustment has been made to the Consolidated Balance Sheet for pools of SBA guaranteed loans now classified as investment debt securities - held to maturity for the fiscal year ended December 31, 2017. This reclassification had no material impact on the reported results of operations as there was no change in overall interest income reported. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Corporation’s audited financial statements and the notes thereto as of December 31, 2017, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Corporation has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

During the third quarter of 2018, the Corporation evaluated the accounting for its low income housing tax credits as well as investments in small business investment company funds ("SBICs") and elected to change the policy for these investments. The Corporation believes the changes better reflect the economic interest in these investments. Management believes the results of these changes are immaterial to the results of operations. As such, the adjustments were recorded through the current period as a one-time after-tax gain of $882 thousand. This includes $608 thousand ($445 thousand pre-tax credit to income with a $163 thousand credit to income tax provision) related to low income housing tax credits and a $466 thousand pre-tax gain related to equity investments. These amounts were the impact of the change in accounting principles and the correction of immaterial errors that were identified during the evaluation of the change in accounting principles.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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

During the first nine months of 2018, the Corporation granted 161,625 stock options to officers, directors, and employees under the 2017 Plan. For the first nine months of 2017, the Corporation granted 130,600 stock options under the 2009 Stock Option Plan. Options granted under the 2017 Plan and the 2009 Stock Option Plan have an exercise price equal to the fair market value as of the grant date. Options granted under the 2017 Plan vest over 4.0 years and expire one year after the full vesting date. Stock-based compensation expense recognized in other operating expense during the nine month periods ended September 30, 2018 and 2017 was $459 thousand and $310 thousand, respectively. The fair value of options is estimated on the grant date using a Black Scholes option-pricing model with the assumptions noted below.

Total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all active plans as of September 30, 2018 was $1.60 million. The cost is expected to be recognized over a weighted average period of 1.57 years.

A summary of stock option activity under all active plans, which include the 2009 Plan and the 2017 Plan, for the nine months ended September 30, 2018 and 2017 is presented as follows:

	For the Nine Months Ended September 30,
	2018	2017
Expected life of options granted, in years	4.52	4.42
Risk-free interest rate	2.42%	1.49%
Expected volatility of stock	27.25%	29.64%
Annual expected dividend yield	2.26%	3.00%
Fair value of granted options	$1,056,185	$806,422
Non-vested options	390,855	316,946

The following table summarizes options outstanding under all active plans for the nine months ended September 30, 2018 and 2017:

	September 30, 2018
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	507,492	$21.26	2.83	$3,352,772
Granted	161,625	29.33	4.52	—
Exercised	(87,400)	16.34	0.66	1,078,653.4
Lapsed or canceled	(23,150)	23.97	2.70	—
Outstanding September 30, 2018	558,567	$24.24	3.04	$2,084,702.4
Exercisable at September 30, 2018	167,712	$19.32	1.64	$1,328,139.61

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2017
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	481,381	$16.52	2.50	$5,412,143
Granted	130,600	27.76	4.42	—
Exercised	(143,092)	14.40	0.95	1,815,112
Lapsed or canceled	(3,720)	15.69	1.44	—
Outstanding September 30, 2017	465,169	$20.34	2.82	$3,872,525
Exercisable at September 30, 2017	148,223	$16.51	1.51	$1,801,644

Note 3.        Securities

The following tables provide the amortized cost and fair value of securities held-to-maturity at September 30, 2018 and December 31, 2017. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premium and accretion of discounts.

	September 30, 2018
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
U.S. Government agencies	$5,000	$—	$(5)	$4,995
Mortgage backed securities	12,039	75	(62)	12,052
Municipals	11,314	13	(96)	11,231
Total	$28,353	$88	$(163)	$28,278

	December 31, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity
U.S. Government agencies	$5,000	$9	$—	$5,009
Mortgage backed securities	12,551	105	(95)	12,561
Municipals	10,721	675	(26)	11,370
Total	$28,272	$789	$(121)	$28,940

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities held-to-maturity as of September 30, 2018 and December 31, 2017 by contractual maturities are shown below. Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid prior to their contractual maturities.

	September 30, 2018		December 31, 2017
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity
U.S. Government agencies:
Due in one year or less	$5,000	$4,995	$5,000	$5,009
Mortgage backed securities:
Due after one year through five years	3,697	3,711	3,854	3,862
Due after five years through ten years	2,617	2,586	2,725	2,758
Due after ten years through fifteen years	5,725	5,755	5,972	5,941
Municipals:
Due after one year through five years	434	432	1,985	2,004
Due after five years through ten years	2,855	2,841	1,606	1,639
Due after ten years through fifteen years	791	771	552	529
Due after fifteen years	7,234	7,187	6,578	7,198
Total	$28,353	$28,278	$28,272	$28,940

The following tables provide the amortized cost and fair value of debt securities available-for-sale. Non-equity available-for-sale securities are carried at fair value with net unrealized gains or losses reported on an after tax basis as a component of accumulated other comprehensive income (loss) in shareholders' equity.

	September 30, 2018
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Debt Securities:
U.S. Treasury securities	$4,435	$—	$(24)	$4,411
U.S. Government agencies	5,071	—	(184)	4,887
Mortgage backed securities	296,662	—	(8,505)	288,157
Corporate bonds	4,518	—	(25)	4,493
Asset backed securities	32,936	3	(819)	32,120
Certificates of deposit	1,976	—	(17)	1,959
Municipals	90,573	73	(2,228)	88,418
Total	$436,171	$76	$(11,802)	$424,445

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Debt Securities:
U.S. Treasury securities	$50	$—	$—	$50
U.S. Government agencies	5,086	—	(21)	5,065
Mortgage backed securities	263,004	66	(2,615)	260,455
Corporate bonds	4,486	5	(9)	4,482
Asset backed securities	34,092	19	(511)	33,600
Certificates of deposit	1,976	5	—	1,981
Municipals	100,081	1,586	(1,233)	100,434
	408,775	1,681	(4,389)	406,067
Available-for-sale Equity Securities:
CRA mutual fund	1,500	—	(121)	1,379
Total	$410,275	$1,681	$(4,510)	$407,446

As of December 31, 2017, a marketable equity security with a fair value of $1.4 million was recorded within investment securities available-for-sale with unrealized losses recorded through comprehensive income and accumulated other comprehensive income. On January 1, 2018, the Corporation adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” and reclassified its marketable equity security from investments available-for-sale into a separate component of investment securities. The ASU requires marketable equity securities to be reported at fair value with changes recorded through earnings. As a result of the adoption, the Corporation reclassified $121 thousand in net unrealized losses included in accumulated other comprehensive loss as of December 31, 2017 to retained earnings on January 1, 2018. During the third quarter of 2018 one marketable equity security was sold for an $8 thousand loss.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of debt securities available-for-sale as of September 30, 2018 and December 31, 2017 by contractual maturities, are shown below.  Actual maturities may differ from contractual maturities because some of the securities may be called or prepaid prior to their contractual maturities.

	September 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Available-for-sale:
U.S. Treasury securities:
Due in one year or less	$—	$—	$50	$50
Due after one year through five years	4,435	4,411	—	—
U.S. Government agencies:
Due after one year through five years	5,071	4,887	5,086	5,066
Mortgage backed securities:
Due after one year through five years	70,200	68,255	60,082	59,911
Due after five years through ten years	90,525	86,707	90,107	89,165
Due after ten years through fifteen years	5,523	5,308	4,424	4,314
Due after fifteen years	130,414	127,887	108,391	107,065
Corporate bonds:
Due in one year or less	2,686	2,672	—	—
Due after one year through five years	1,832	1,821	4,486	4,482
Asset backed securities:
Due after one year through five years	3,055	3,059	—	—
Due after five years through ten years	—	—	3,064	3,079
Due after ten years through fifteen years	11,955	11,672	11,557	11,410
Due after fifteen years	17,926	17,389	19,471	19,111
Certificates of deposit:
Due in one year or less	494	492	—	—
Due after one year through five years	1,482	1,467	1,976	1,981
Municipals:
Due in one year or less	185	185	723	729
Due after one year through five years	1,018	1,033	7,587	7,482
Due after five years through ten years	11,965	11,685	8,784	8,758
Due after ten years through fifteen years	35,336	34,520	29,641	30,146
Due after fifteen years	42,069	40,995	53,346	53,318
Total	$436,171	$424,445	$408,775	$406,067

The fair value of securities pledged to secure public funds, securities sold under agreements to repurchase, credit lines with the Federal Reserve Bank ("FRB"), and debtor-in-possession accounts amounted to $362.6 million and $351.8 million at September 30, 2018 and December 31, 2017, respectively.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Securities available-for-sale and held-to-maturity that had an unrealized loss position at September 30, 2018 and December 31, 2017 are as follow:

(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
September 30, 2018	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-maturity
U.S. Government agencies	$4,995	$(5)	$—	$—	$4,995	$(5)
Mortgage backed securities	3,956	(62)	—	—	3,956	(62)
Municipals	7,286	(76)	515	(20)	7,801	(96)
Total	$16,237	$(143)	$515	$(20)	$16,752	$(163)

Available-for-sale
U.S. Treasury Securities	$4,411	$(24)	$—	$—	$4,411	$(24)
U.S. Government agencies	—	—	4,887	(184)	4,887	(184)
Mortgage backed securities	103,398	(1,369)	184,747	(7,136)	288,145	(8,505)
Corporate bonds	4,292	(24)	100	(1)	4,392	(25)
Asset backed securities	10,361	(148)	18,700	(671)	29,061	(819)
Certificates of deposit	1,959	(17)	—	—	1,959	(17)
Municipals	53,633	(1,058)	18,486	(1,170)	72,119	(2,228)
Total	$178,054	$(2,640)	$226,920	$(9,162)	$404,974	$(11,802)

(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
December 31, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Held-to-maturity
Mortgage backed securities	$4,124	$(95)	$—	$—	$4,124	$(95)
Municipals	1,043	(3)	529	(23)	1,572	(26)
Total	$5,167	$(98)	$529	$(23)	$5,696	$(121)

Available-for-sale
U.S. Government agencies	$5,066	$(21)	$—	$—	$5,066	$(21)
Mortgage backed securities	193,844	(1,531)	43,190	(1,084)	237,034	(2,615)
Corporate bonds	2,630	(9)	—	—	2,630	(9)
Asset backed securities	13,299	(200)	8,945	(311)	22,244	(511)
Municipals	15,096	(693)	15,031	(540)	30,127	(1,233)
CRA mutual fund	—	—	1,379	(121)	1,379	(121)
Total	$229,935	$(2,454)	$68,545	$(2,056)	$298,480	$(4,510)

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2018, there were 166 available-for-sale securities with unrealized losses totaling $11.8 million and thirteen held-to-maturity securities with unrealized losses of $163 thousand.  The Corporation evaluated the investment portfolio for possible other-than-temporary impairment losses and concluded the unrealized losses were caused by interest rate fluctuations with no adverse change in cash flows noted. Based on this analysis and because the Corporation does not intend to sell securities in an unrealized loss position and it is more likely than not the Corporation will not be required to sell any securities before recovery of amortized cost basis, which may be at maturity, the Corporation does not consider any portfolio securities to be other-than-temporarily impaired.

Restricted stock
The Corporation’s investment in the Federal Home Loan Bank of Atlanta ("FHLB") stock totaled $11.9 million and $8.2 million at September 30, 2018 and December 31, 2017, respectively.  FHLB stock is generally viewed as a long-term investment and as a restricted security which is carried at cost because there is no market for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Corporation does not consider this investment to be other-than-temporarily impaired at September 30, 2018, and no impairment has been recognized.  FHLB stock is shown in restricted stock on the consolidated balance sheets.

The Corporation also has an investment in FRB stock which totaled $9.3 million and $8.4 million at September 30, 2018 and December 31, 2017, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Corporation does not consider this investment to be other-than-temporarily impaired at September 30, 2018, and no impairment has been recognized. FRB stock is shown in restricted stock on the consolidated balance sheets.

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

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a third-party financial institution in the Corporation’s custodial account. The Corporation has the right to sell or re-pledge the investment securities. The risks and rewards associated with the investment securities pledged as collateral (e.g. a decline or rise in the fair value of the investments) remains with the Corporation. As of September 30, 2018 and December 31, 2017, the obligations outstanding under these repurchase agreements totaled $37.6 million and $51.1 million, respectively, and were comprised of overnight sweep accounts. The fair value of the securities pledged in connection with these repurchase agreements at September 30, 2018 was $65.8 million in total and consisted of $19.4 million in municipal securities, $43.6 million in mortgage backed securities, $1.6 million in corporate bonds, and $1.2 million in certificates of deposit. The fair value of the securities pledged in connection with these repurchase agreements at December 31, 2017 was $63.3 million in total and consisted of $11.6 million in municipal securities, $47.4 million in mortgage backed securities, $1.7 million in corporate bonds, $1.2 million in asset backed securities and $1.4 million in the CRA mutual fund.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 4.        Loans

The following table presents the composition of the loans held for investment portfolio at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(In Thousands)	Outstanding Amount	Percent of Total Portfolio	Outstanding Amount	Percent of Total Portfolio
Commercial real estate - owner occupied	$525,047	25.07%	$467,082	23.75%
Commercial real estate - nonowner occupied	467,495	22.32	436,083	22.18
Residential real estate	459,989	21.96	489,669	24.90
Commercial	507,269	24.22	451,101	22.94
Real estate construction	113,790	5.43	97,481	4.96
Consumer	20,680	1.00	24,942	1.27
Total loans	$2,094,270	100.00%	$1,966,358	100.00%
Less allowance for loan losses	17,349		15,805
Net loans	$2,076,921		$1,950,553

Unearned income and net deferred loan fees and costs totaled $3.9 million and $3.1 million at September 30, 2018 and December 31, 2017, respectively. Loans pledged to secure borrowings at the FHLB totaled $448.5 million and $492.2 million at September 30, 2018 and December 31, 2017, respectively.

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

The following table presents the changes in the accretable yield for purchased impaired loans for the three and nine month periods ended September 30, 2018:

	September 30, 2018
(In Thousands)	Three Months Ended	Nine Months Ended
Accretable yield, beginning of period	$1,250	$244
Additions	—	—
Accretion	(170)	(306)
Reclassification from (to) nonaccretable difference	9	748
Other changes, net	57	460
Accretable yield, end of period	$1,146	$1,146

At September 30, 2018, none of the purchased non-credit impaired loans were classified as nonperforming assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased non-credit impaired loans.

Loans are considered past due if a contractual payment is not made by the calendar day after the payment is due. However, for

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

reporting purposes loans past due 1 to 29 days are excluded from loans past due and are included in the total for current loans in the table below. The delinquency status of the loans in the portfolio is shown below as of September 30, 2018 and December 31, 2017. Loans that were on non-accrual status are not included in any past due amounts.

	September 30, 2018
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$1,096	$—	$—	$1,096	$1,510	$522,441	$525,047
Commercial real estate - nonowner occupied	311	—	—	311	—	467,184	467,495
Residential real estate	1,024	—	—	1,024	1,161	457,804	459,989
Commercial	1,408	—	—	1,408	2,160	503,701	507,269
Real estate construction	—	—	—	—	614	113,176	113,790
Consumer	4	32	66	102	18	20,560	20,680
Total	$3,843	$32	$66	$3,941	$5,463	$2,084,866	$2,094,270

	December 31, 2017
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$—	$—	$—	$—	$1,066	$466,016	$467,082
Commercial real estate - non-owner occupied	—	—	—	—	—	436,083	436,083
Residential real estate	655	140	213	1,008	—	488,661	489,669
Commercial	138	19	—	157	2,513	448,431	451,101
Real estate construction	—	—	—	—	865	96,616	97,481
Consumer	81	2	—	83	182	24,677	24,942
Total	$874	$161	$213	$1,248	$4,626	$1,960,484	$1,966,358

The following table includes an aging analysis of the recorded investment of purchased impaired loans included in the table above:

	September 30, 2018
(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Non-accrual Loans	Current Loans	Total Loans
Commercial real estate - owner occupied	$—	$—	$349	$349	$—	$1,089	$1,438
Commercial real estate - nonowner occupied	—	—	—	—	—	934	934
Residential real estate	128	—	—	128	—	1,900	2,028
Commercial	9	—	—	9	99	—	108
Real estate construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$137	$—	$349	$486	$99	$3,923	$4,508

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2018			December 31, 2017
(In Thousands)	Non-performing	Performing	Total Loans	Non-performing	Performing	Total Loans
Commercial real estate - owner occupied	$1,510	$523,537	$525,047	$1,066	$466,016	$467,082
Commercial real estate - nonowner occupied	—	467,495	467,495	—	436,083	436,083
Residential real estate	1,161	458,828	459,989	—	489,669	489,669
Commercial	2,160	505,109	507,269	2,513	448,588	451,101
Real estate construction	614	113,176	113,790	865	96,616	97,481
Consumer	18	20,662	20,680	182	24,760	24,942
Total	$5,463	$2,088,807	$2,094,270	$4,626	$1,961,732	$1,966,358

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the recorded investment of loans that have been risk rated in accordance with the internal classification system:

September 30, 2018
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
Pass	$523,837	$468,660	$457,591	$503,703	$109,493	$20,659	$2,083,943
Special Mention	722	—	636	1,877	4,351	—	7,586
Substandard	1,510	—	1,911	2,438	614	18	6,491
Doubtful	—	—	—	134	—	—	134
Loss	—	—	—	—	—	—	—
Unearned income	(1,022)	(1,165)	(149)	(883)	(668)	3	(3,884)
Ending Balance	$525,047	$467,495	$459,989	$507,269	$113,790	$20,680	$2,094,270

December 31, 2017
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Non-Owner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total
Pass	$465,464	$437,087	$487,800	$448,540	$92,522	$24,928	$1,956,341
Special Mention	1,639	—	189	1,615	5,349	—	8,792
Substandard	758	—	1,835	1,750	—	10	4,353
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Unearned income	(779)	(1,004)	(155)	(804)	(390)	4	(3,128)
Ending Balance	$467,082	$436,083	$489,669	$451,101	$97,481	$24,942	$1,966,358

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

As the ultimate collectability of the total principal of an impaired loan is in doubt, the loan is placed on non-accrual status with all payments applied to principal under the cost-recovery method. As the Bank does not utilize the cash-basis method of accounting for impaired loans, the Bank did not recognize interest income in association with its impaired loans during the first three or nine months of 2018 and 2017.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The table below shows the results of management’s analysis of impaired loans, excluding purchased impaired loans, as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific related allowance recorded:
Commercial real estate - owner occupied	$1,510	$1,651	$—
Commercial real estate - nonowner occupied	—	—	—
Residential real estate	1,000	1,052	—
Commercial	369	685	—
Real estate construction	614	734	—
Consumer	16	17	—
Total with no specific related allowance	$3,509	$4,139	$—
With a specific related allowance recorded:
Commercial real estate loans - owner occupied	$—	$—	$—
Commercial real estate loans - nonowner occupied	—	—	—
Residential real estate	161	163	5
Commercial	1,791	1,793	340
Real estate construction	—	—	—
Consumer	2	2	3
Total with a specific related allowance	$1,954	$1,958	$348
Total	$5,463	$6,097	$348

	December 31, 2017
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific related allowance recorded:
Commercial real estate - owner occupied	$1,066	$1,092	$—
Commercial real estate - nonowner occupied	—	—	—
Residential real estate	—	—	—
Commercial	747	1,080	—
Real estate construction	—	—	—
Consumer	145	155	—
Total with no specific related allowance	$1,958	$2,327	$—
With a specific related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—
Commercial real estate - nonowner occupied	—	—	—
Residential real estate	—	—	—
Commercial	1,766	1,817	234
Real estate construction	865	952	186
Consumer	37	38	—
Total with a specific related allowance	$2,668	$2,807	$420
Total	$4,626	$5,134	$420

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The table below shows the average recorded investment in impaired loans, excluding purchased impaired loans, by class of loan:

	Average Recorded Investment
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Commercial real estate - owner occupied	$1,656	$194	$1,741	$1,075
Commercial real estate - nonowner occupied	—	1,002	—	—
Residential real estate	824	960	756	—
Commercial	2,528	1,339	3,066	3,395
Real estate construction	751	3,487	869	923
Consumer	21	3	22	179
Total	$5,780	$6,985	$6,454	$5,572

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

One residential real estate loan with a balance of $86 thousand was modified in connection with a TDR during the nine month period ended September 30, 2018. The modification granted the borrower reduced payments for the period of one year. There were no material financial effects as a direct result of this modification. Two commercial loans with balances totaling $956 thousand were modified during the three month and nine month periods ended September 30, 2017. The modifications granted these borrowers restructured payment terms and did not have a material financial effect as a direct result of these modifications. There were no loans modified in connection with a TDR during the three months ended September 2018.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The table below shows the results of management's analysis of troubled debt restructurings as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
(In Thousands)	Number of Loans	Outstanding Balance	Recorded Investment	Number of Loans	Outstanding Balance	Recorded Investment
Performing:
Commercial real estate - owner occupied	1	$320	$320	1	$327	$327
Commercial real estate - nonowner occupied	—	—	—	—	—	—
Residential real estate	1	85	85	1	208	166
Commercial	—	—	—	1	594	594
Real estate construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Non-performing:
Commercial real estate - owner occupied	—	—	—	—	—	—
Commercial real estate - nonowner occupied	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Commercial	2	550	263	2	769	511
Real estate construction	1	733	614	1	865	865
Consumer	—	—	—	—	—	—
Total	5	$1,688	$1,282	6	$2,763	$2,463

The specific valuation allowance related to TDRs was $10 thousand as of September 30, 2018 and $186 thousand at December 31, 2017.

There were no outstanding commitments to lend additional amounts to TDR borrowers at September 30, 2018 or December 31, 2017.

There were no TDR payment defaults during the nine months ended September 30, 2018 and 2017. For purposes of this disclosure, a TDR payment default occurs when, within twelve months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 or more past due.

Note 5.        Allowance for Loan and Lease Losses

The allowance for loan and lease losses totaled $17.3 million and $15.8 million at September 30, 2018 and December 31, 2017, respectively. The allowance for loan and lease losses was equivalent to 0.83% and 0.80% of total loans held for investment at September 30, 2018 and December 31, 2017, respectively. Adequacy of the allowance is assessed and the allowance is increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide detailed information about the allowance for loan losses as of and for the periods indicated.

As of and for the Three Months Ended September 30, 2018
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total

Balance at June 30, 2018	$3,093	$3,344	$1,695	$7,464	$856	$91	$16,543
Charge-offs	—	—	(6)	(30)	—	(7)	(43)
Recoveries	—	—	57	90	—	2	149
Provision	669	(552)	49	474	37	23	700
Balance at September 30, 2018	$3,762	$2,792	$1,795	$7,998	$893	$109	$17,349

As of and for the Nine Months Ended September 30, 2018
Balance at December 31, 2017	$4,280	$3,104	$2,181	$5,450	$706	$84	$15,805
Charge-offs	(58)	(677)	(6)	(31)	—	(129)	(901)
Recoveries	—	—	85	254	—	4	343
Provision	(460)	365	(465)	2,325	187	150	2,102
Balance at September 30, 2018	$3,762	$2,792	$1,795	$7,998	$893	$109	$17,349

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$5	$340	$—	$3	$348
Collectively evaluated for impairment	3,762	2,792	1,790	7,658	893	106	17,001
Total ending allowance balance	$3,762	$2,792	$1,795	$7,998	$893	$109	$17,349

Individually evaluated for impairment	$1,510	$—	$1,161	$2,160	$614	$18	$5,463
Collectively evaluated for impairment	522,099	466,561	456,800	505,001	113,176	20,662	2,084,299
Purchased impaired loans	1,438	934	2,028	108	—	—	4,508
Total ending loans balance	$525,047	$467,495	$459,989	$507,269	$113,790	$20,680	$2,094,270

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

As of and for the Twelve Months Ended December 31, 2017
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total

Balance at December 31, 2016	$2,943	$2,145	$2,510	$7,053	$1,277	$80	$16,008
Charge-offs	—	—	—	(7,457)	—	(27)	(7,484)
Recoveries	17	—	131	209	—	5	362
Provision	1,320	959	(460)	5,645	(571)	26	6,919
Balance at December 31, 2017	$4,280	$3,104	$2,181	$5,450	$706	$84	$15,805

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$234	$186	$—	$420
Collectively evaluated for impairment	4,280	3,104	2,181	5,216	520	84	15,385
Total ending allowance balance	$4,280	$3,104	$2,181	$5,450	$706	$84	$15,805

Individually evaluated for impairment	$1,066	$—	$—	$2,513	$865	$182	$4,626
Collectively evaluated for impairment	464,357	435,109	487,556	448,412	96,616	24,713	1,956,763
Purchased impaired loans	1,659	974	2,113	176	—	47	4,969
Total ending loans balance	$467,082	$436,083	$489,669	$451,101	$97,481	$24,942	$1,966,358

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

As of and for the Three Months Ended September 30, 2017
(In Thousands)	Commercial Real Estate Owner Occupied	Commercial Real Estate Nonowner Occupied	Residential Real Estate	Commercial	Real Estate Construction	Consumer	Total

Balance at June 30, 2017	$3,037	$2,691	$2,382	$5,595	$877	89	$14,671
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	107	14	—	—	121
Provision	670	651	(178)	(52)	(188)	(3)	900
Balance at September 30, 2017	$3,707	$3,342	$2,311	$5,557	$689	$86	$15,692

As of and for the Nine Months Ended September 30, 2017
Balance at December 31, 2016	$2,943	$2,145	$2,510	$7,053	$1,277	80	$16,008
Charge-offs	—	—	(1)	(3,828)	—	(6)	(3,835)
Recoveries	18	—	128	171	—	2	319
Provision	746	1,197	(326)	2,161	(588)	10	3,200
Balance at September 30, 2017	$3,707	$3,342	$2,311	$5,557	$689	$86	$15,692

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$477	$223	$—	$700
Collectively evaluated for impairment	3,707	3,342	2,311	5,080	466	86	14,992
Total ending allowance balance	$3,707	$3,342	$2,311	$5,557	$689	$86	$15,692

Individually evaluated for impairment	$—	$—	$572	$5,236	$26	$3	$5,837
Collectively evaluated for impairment	442,033	434,261	509,674	444,120	104,167	25,078	1,959,333
Purchased impaired loans	$1,095	$920	$2,375	$94	$—	$6	$4,490
Total ending loans balance	$443,128	$435,181	$512,621	$449,450	$104,193	$25,087	$1,969,660

Note 6.        Earnings Per Share

The following table shows the calculation of both basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2018 and 2017, respectively. The numerator of both the basic and diluted EPS is equivalent to net income. The weighted average number of shares outstanding used as the denominator for diluted EPS is increased over the denominator used for basic EPS by the effect of potentially dilutive common stock options utilizing the treasury stock method.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	For the Three Months Ended September 30,
	2018	2017
(In thousands, except for share and per share data)
Basic earnings per share:
Net income	$9,610	$7,002
Weighted average shares outstanding	20,847,319	20,409,696
Basic earnings per share	$0.46	$0.34
Diluted earnings per share:
Net income	$9,610	$7,002
Weighted average shares outstanding	20,847,319	20,409,696
Dilutive effect of stock options	77,928	99,179
Weighted average diluted shares outstanding	20,925,247	20,508,875
Diluted earnings per share	$0.46	$0.34

	For the Nine Months Ended September 30,
	2018	2017
(In thousands, except for share and per share data)
Basic earnings per share:
Net income	$26,658	$13,455
Weighted average shares outstanding	20,734,621	17,156,521
Basic earnings per share	$1.28	$0.77
Diluted earnings per share:
Net income	$26,658	$13,455
Weighted average shares outstanding	20,734,621	17,156,521
Dilutive effect of stock options	86,475	116,846
Weighted average diluted shares outstanding	20,821,096	17,273,367
Diluted earnings per share	$1.28	$0.77

None of the stock options were considered anti-dilutive as of September 30, 2018 and 2017.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following tables present segment information as of and for the three months ended September 30, 2018 and 2017:

	September 30, 2018
(In Thousands)	Commercial Banking	Mortgage Banking	Trust & Wealth Management	Other	Eliminations	Consolidated Totals
Revenues:
Interest income	$28,957	$451	$4	$9	$(109)	$29,312
Gain on sales of loans	—	4,465	—	—	—	4,465
Other revenues	2,152	(743)	1,688	219	(337)	2,979
Total operating revenues	31,109	4,173	1,692	228	(446)	36,756
Expenses:
Interest expense	5,169	41	—	146	(109)	5,247
Salaries and employee benefits	7,800	2,284	979	—	50	11,113
Other expenses	6,684	819	552	885	(387)	8,553
Total operating expenses	19,653	3,144	1,531	1,031	(446)	24,913
Income (loss) before income taxes	$11,456	$1,029	$161	$(803)	$—	$11,843
Total assets	$2,978,843	$38,763	$13,166	$26,808	$(36,257)	$3,021,323

	September 30, 2017
(In Thousands)	Commercial Banking	Mortgage Banking	Trust & Wealth Management	Other	Eliminations	Consolidated Totals
Revenues:
Interest income	$27,429	$299	$4	$5	$(45)	$27,692
Gain on sales of loans	—	5,594	—	—	—	5,594
Other revenues	1,977	(740)	1,617	312	(237)	2,929
Total operating revenues	29,406	5,153	1,621	317	(282)	36,215
Expenses:
Interest expense	3,072	(25)	—	96	(45)	3,098
Salaries and employee benefits	7,334	2,898	868	—	—	11,100
Other expenses	8,724	1,149	1,850	1,107	(237)	12,593
Total operating expenses	19,130	4,022	2,718	1,203	(282)	26,791
Income (loss) before income taxes	$10,276	$1,131	$(1,097)	$(886)	$—	$9,424
Total assets	$2,810,037	$26,485	$41,002	$19,756	$(24,211)	$2,873,069

The following table presents segment information as of and for the nine months ended September 30, 2018 and 2017.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2018
(In Thousands)	Commercial Banking	Mortgage Banking	Trust & Wealth Management	Other	Eliminations	Consolidated Totals
Revenues:
Interest income	$82,085	$1,155	$9	$21	$(128)	$83,142
Gain on sales of loans	—	11,453	—	—	—	11,453
Other revenues	5,291	899	6,155	1,128	(997)	12,476
Total operating revenues	87,376	13,507	6,164	1,149	(1,125)	107,071
Expenses:
Interest expense	12,593	(72)	—	424	(128)	12,817
Salaries and employee benefits	24,052	8,291	3,002	—	25	35,370
Other expenses	20,261	2,496	1,694	2,669	(1,022)	26,098
Total operating expenses	56,906	10,715	4,696	3,093	(1,125)	74,285
Income (loss) before income taxes	$30,470	$2,792	$1,468	$(1,944)	$—	$32,786
Total assets	$2,978,843	$38,763	$13,166	$26,808	$(36,257)	$3,021,323

	September 30, 2017
(In Thousands)	Commercial Banking	Mortgage Banking	Trust & Wealth Management	Other	Eliminations	Consolidated Totals
Revenues:
Interest income	$67,740	$846	$7	$17	$(225)	$68,385
Gain on sales of loans	—	14,985	—	—	—	14,985
Other revenues	4,445	(306)	4,195	975	(883)	8,426
Total operating revenues	72,185	15,525	4,202	992	(1,108)	91,796
Expenses:
Interest expense	7,796	18	—	337	(225)	7,926
Salaries and employee benefits	19,992	9,122	2,686	—	—	31,800
Other expenses	20,173	3,246	2,541	7,537	(883)	32,614
Total operating expenses	47,961	12,386	5,227	7,874	(1,108)	72,340
Income (loss) before income taxes	$24,224	$3,139	$(1,025)	$(6,882)	$—	$19,456
Total assets	$2,810,037	$26,485	$41,002	$19,756	$(24,211)	$2,873,069

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
Notes to Consolidated Financial Statements (Unaudited)

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

CRA mutual fund: The fair value of the CRA mutual fund is determined by the net asset value of the fund (Level 1). This asset was sold during the third quarter of 2018.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Assets and liabilities measured at fair value under FASB ASC 820-10 on a recurring and non-recurring basis, including financial assets and liabilities for which the Corporation has elected the fair value option as of September 30, 2018 and December 31, 2017 are summarized below:

	Fair Value Measurement at September 30, 2018 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
U.S. Treasury	$4,411	$—	$4,411	$—
U.S. Government agencies	4,887	—	4,887	—
Mortgage backed	288,157	—	288,157	—
Corporate bonds	4,493	—	4,493	—
Asset backed securities	32,120	—	27,880	4,240
Certificates of deposit	1,959	—	1,959	—
Municipals	88,418	—	88,418	—
Total available-for-sale investment securities	424,445	—	420,205	4,240
CRA Mutual fund	—	—	—	—
Residential loans held for sale	36,600	—	36,600	—
Derivative assets	618	—	—	618
Total Financial Assets-Recurring	$461,663	$—	$456,805	$4,858
Financial Liabilities-Recurring
Derivative liabilities	$224	$—	$—	$224
Total Financial Liabilities-Recurring	$224	$—	$—	$224
Financial Assets-Non-Recurring
Impaired loans (1)	$1,507	$—	$—	$1,507
OREO	—	—	—	—
Total Financial Assets-Non-Recurring	$1,507	$—	$—	$1,507

(1)
Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan's effective interest rate.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Fair Value Measurement at December 31, 2017 Using
Description	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial Assets-Recurring
Available-for-sale investment securities
U.S. Treasury notes	$50	$50	$—	$—
U.S. Government agency	5,065	—	5,065	—
Mortgage backed	260,455	—	260,455	—
Corporate bonds	4,482	—	4,482	—
Asset backed securities	33,600	—	29,321	4,279
Certificates of deposit	1,981	—	1,981	—
Municipals	100,434	—	100,434	—
CRA Mutual fund	1,379	1,379	—	—
Total available-for-sale investment securities	407,446	1,429	401,738	4,279
Residential loans held for sale	31,999	—	31,999	—
Derivative assets	420	—	—	420
Total Financial Assets-Recurring	$439,865	$1,429	$433,737	$4,699
Financial Liabilities-Recurring
Derivative liabilities	$195	$—	$—	$195
Total Financial Liabilities-Recurring	$195	$—	$—	$195
Financial Assets-Non-Recurring
Impaired loans (1)	$2,248	$—	$—	$2,248
OREO	—	—	—	—
Total Financial Assets-Non-Recurring	$2,248	$—	$—	$2,248

(1)
Represents the carrying value of loans for which adjustments are based on the appraised value of the collateral, if collateral dependent, or the present value of expected future cash flows, discounted at the loan's effective interest rate.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for three and nine month periods ended September 30, 2018 and 2017:

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

	Derivative Assets	Derivative Liabilities	Securities Available-for-Sale	Total
	(In Thousands)
Balance July 1, 2018	$616	$(476)	$4,232	$4,372
Realized and unrealized gains (losses) included in earnings	(20)	282	—	262
Unrealized gains (losses) included in other comprehensive income	22	(30)	8	—
Purchases, settlements, paydowns, and maturities	—	—	—	—
Transfer into Level 3	—	—	—	—
Balance September 30, 2018	$618	$(224)	$4,240	$4,634

	Derivative Assets	Derivative Liabilities	Securities Available-for-Sale	Total
	(In Thousands)
Balance July 1, 2017	$688	$(222)	$4,226	$4,692
Realized and unrealized gains (losses) included in earnings	(207)	9	—	(198)
Unrealized gains (losses) included in other comprehensive income	6	21	95	122
Purchases, settlements, paydowns, and maturities	—	—	—	—
Transfer into Level 3	—	—	—	—
Balance September 30, 2017	$487	$(192)	$4,321	$4,616

	Derivative Assets	Derivative Liabilities	Securities Available-for-Sale	Total
	(In Thousands)
Balance January 1, 2018	$420	$(195)	$4,279	$4,504
Realized and unrealized gains (losses) included in earnings	43	36	—	79
Unrealized gains (losses) included in other comprehensive income	155	(65)	(39)	51
Purchases, settlements, paydowns, and maturities	—	—	—	—
Transfer into Level 3	—	—	—	—
Balance September 30, 2018	$618	$(224)	$4,240	$4,634

	Derivative Assets	Derivative Liabilities	Securities Available-for-Sale	Total
	(In Thousands)
Balance January 1, 2017	$993	$(325)	$4,500	$5,168
Realized and unrealized gains (losses) included in earnings	(557)	298	—	(259)
Unrealized gains (losses) included in other comprehensive income	51	(165)	(179)	(293)
Purchases, settlements, paydowns, and maturities	—	—	—	—
Transfer into Level 3	—	—	—	—
Balance September 30, 2017	$487	$(192)	$4,321	$4,616

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The following tables present quantitative information as of September 30, 2018 and December 31, 2017 about Level 3 fair value measurements for assets measured at fair value:

September 30, 2018
Description	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Asset-backed securities	$4,240	Discounted cash flows	Discount rate	3% - 6% (5.0%)
Derivative assets	618	Market pricing (3)	Estimated pullthrough	75% - 90% (83.6%)
Derivative liabilities	224	Market pricing (3)	Estimated pullthrough	75% - 90% (83.6%)
Financial Assets - Non-recurring
Impaired loans - Real estate secured	$156	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 15% (10%)
Impaired loans - Non-real estate secured	$1,451	Discounted cash flows	Discount rate and liquidation expenses (2)	3% - 6% (5.0%) 0% - 10% (10.0%)
OREO	$—	Appraisal of collateral (1)	Discounts to reflect current market conditions and estimated selling costs	10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various Level 3 inputs which are not identifiable.

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

December 31, 2017
Description	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)
Financial Assets - Recurring
Asset-backed securities	$4,279	Discounted cash flows	Discount rate	3% - 6% (5.0%)
Derivative assets	$420	Market pricing (3)	Estimated pullthrough	75% - 90% (89.0%)
Derivative liabilities	$195	Market pricing (3)	Estimated pullthrough	75% - 90% (89.0%)
Financial Assets - Non-recurring
Impaired loans - Real estate secured	$2,211	Appraisal of collateral (1)	Liquidation expenses (2)	0% - 15% (10%)
Impaired loans - Non-real estate secured	$37	Discounted cash flows	Discount rate and liquidation expenses (2)	3% - 6% (5.0) 0% - 10% (5%)
OREO	$—	Appraisal of collateral (1)	Discounts to reflect current market conditions and estimated selling costs	10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral on real estate secured loans, which generally include various Level 3 inputs which are not identifiable.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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

	September 30, 2018
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$36,600	$981	$35,619

	December 31, 2017
(In Thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential mortgage loans held for sale	$31,999	$1,102	$30,897

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Accrued Interest
The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification depending upon the level of the asset or liability, with which, the accrual is associated.

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed interest rates. The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2018 and December 31, 2017, the majority of off-balance-sheet items are variable rate instruments or convert to variable rate instruments if drawn upon. Therefore, the fair value of these items is largely based on fees, which are nominal and immaterial.

Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of the Corporation's financial instruments are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and short-term investments	$124,370	$124,370	$122,313	$122,313
Securities available-for-sale	424,445	424,445	406,067	406,067
Marketable equity	—	—	1,379	1,379
Securities held-to-maturity	28,353	28,278	28,272	28,940
Restricted stock	21,192	21,192	16,572	16,572
Loans held for sale	36,600	36,600	31,999	31,999
Loans, net of allowance	2,076,921	2,085,345	1,950,553	1,971,970
Derivatives	618	618	420	420
Total financial assets	$2,712,499	$2,720,848	$2,557,575	$2,579,660
Financial liabilities:
Deposits	$2,294,864	$2,192,590	$2,234,148	$2,161,134
Short-term borrowings	212,561	211,601	145,993	145,396
Long-term borrowings	45,000	44,765	40,000	39,764
Trust preferred debentures	3,942	3,941	3,883	3,939
Derivatives	224	224	195	195
Total financial liabilities	$2,556,591	$2,453,121	$2,424,219	$2,350,428

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, deemed necessary by the Corporation upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property, liquid assets or business assets. The Corporation had $78.2 million and $82.8 million in outstanding commitments at September 30, 2018 and December 31, 2017, respectively.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Corporation had $521.3 million and $468.2 million in unfunded lines of credit whose contract amounts represent credit risk at September 30, 2018 and December 31, 2017, respectively.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary. The Corporation had standby letters of credit outstanding in the amount of $20.2 million and $14.3 million at September 30, 2018 and December 31, 2017, respectively.

The Bank maintains a reserve for potential off-balance sheet credit losses that is included in other liabilities on the balance sheet. At September 30, 2018 and December 31, 2017 the balance in this reserve totaled $1.0 million and $800 thousand, respectively.

The Bank has a letter of credit agreement with the Commonwealth of Virginia Treasury Board pertaining to its public deposits program. Under the terms of the agreement, the Commonwealth of Virginia Treasury Board in accordance with the Security for Public Deposits Act has approved the use of two letters of credit issued by the FHLB as collateral by the Bank. The maximum aggregate amount available under both letters of credit is $60.0 million. One letter of credit was extended during the third quarter of 2018 for an additional two years and now expires in August 2020. The second letter of credit expires in May 2021.

The Mortgage Division of the Bank makes representations and warranties that loans sold to investors meet its program’s guidelines and that the information provided by the borrowers is accurate and complete. In the event of a default on a loan sold, the investor may make a claim for losses due to document deficiencies, program compliance, early payment default, and fraud or borrower misrepresentations. The Mortgage Division maintains a reserve in other liabilities for potential losses on mortgage loans sold. Management performs a quarterly analysis to determine the adequacy of the reserve. At September 30, 2018 and December 31, 2017, the balance in this reserve totaled $953 thousand and $953 thousand, respectively.

The following table shows the changes to the allowance for losses on mortgage loans sold.

	For the Nine Months Ended September 30,		For the Year Ended
(In Thousands)	2018	2017	December 31, 2017
Balance, beginning of period	$953	$1,029	$1,029
Provision charged to operating expenses	—	—	—
Recoveries	—	—	—
Charge-offs	—	(42)	(76)
Balance, end of period	$953	$987	$953

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This ASU specifies the accounting for leases in an effort to increase transparency and comparability among organizations. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Corporation expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Corporation’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Corporation’s consolidated statements of condition, along with its regulatory capital ratios. The amendments in the ASU are effective beginning after December 15, 2018. The Corporation continues to evaluate the impact this guidance will have on its consolidated financial statements and has hired a firm to assist in this process so as to be able to determine the impact this ASU will have on the Corporation.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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

In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (i.e., January 1, 2019 for the Corporation). ASU 2018-11 is not expected to have a material impact on the Corporation’s consolidated financial statements. The Corporation continues to evaluate the impact this guidance will have on its consolidated financial statements

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. As ASU No. 2018-13 only revises disclosure requirements, the Corporation does not expect it to have a material impact on its consolidated financial statements.

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

At September 30, 2018 and December 31, 2017, the Mortgage Division had open forward contracts with a notional value of $38.8 million and $39.3 million, respectively. At September 30, 2018 and December 31, 2017, the Mortgage Division had no open mandatory delivery contracts. The open forward delivery contracts are composed of forward sales of mortgage backed securities. The fair value of these open forward contracts was $139 thousand and $(56) thousand at September 30, 2018 and December 31, 2017, respectively.

Interest rate lock commitments totaled $27.3 million and $20.0 million at September 30, 2018 and December 31, 2017, respectively, and included $9.8 million and $3.2 million that were made on a best efforts basis at September 30, 2018 and December 31, 2017, respectively. Fair values of these best efforts commitments were $46 thousand and $23 thousand at September 30, 2018 and December 31, 2017, respectively. The remaining hedged interest rate lock commitments totaling $17.5 million and $16.8 million at September 30, 2018 and December 31, 2017, respectively, had a fair value of $159 thousand and $297 thousand, respectively.

Included in other noninterest income for the nine months ended September 30, 2018 and 2017 was a net loss of $87 thousand and a net loss of $88 thousand, respectively, relating to derivative instruments. The amount included in other noninterest income for the nine months ended September 30, 2018 and 2017 pertaining to its hedging activities was a net realized gain of $208 thousand and a net realized loss of $777 thousand, respectively.

Note 12.        Low Income Housing Tax Credits

The Corporation was invested in five separate housing equity funds at September 30, 2018 and December 31, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver Federal Low Income Housing Credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $11.7 million and $10.4 million at September 30, 2018 and December 31, 2017, respectively. Additional capital calls expected for the funds totaled $4.7 million at September 30, 2018, and are included in other liabilities on the consolidated balance sheets. The expected terms of these investments and the related tax benefits run through 2034.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Note 13.        Bank Owned Life Insurance

The Corporation had $52.6 million and $51.6 million in bank owned life insurance ("BOLI") at September 30, 2018 and December 31, 2017, respectively. The Corporation recognized interest income, which is included in other noninterest income of $327 thousand and $342 thousand for the three months ended September 30, 2018 and 2017, respectively and $972 thousand and $869 thousand for the nine months ended September 30, 2018 and 2017, respectively.

Note 14.        Mergers and Acquisitions

Acquisition of Middleburg Financial Corporation

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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

During the quarter ended March 31, 2018, adjustments were made to the purchase price allocations that resulted in a decrease to the initial fair value estimate of investment securities of $3.0 million, an increase in bank premises and equipment of $994 thousand, a decrease in other assets of $323 thousand, an increase in deposits of $72 thousand, and a decrease in other liabilities of $970 thousand, resulting in a decrease to acquired net assets of $1.4 million. The Corporation made these measurement period adjustments to reflect facts and circumstances that existed as of the Acquisition Date and did not result from intervening events subsequent to such date. The revised fair value estimates resulted in an increase to goodwill of $1.4 million. As of March 31, 2018, the Corporation finalized its valuation of all assets and liabilities acquired.

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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

Pending Merger With Union Bankshares Corporation

On October 5, 2018, the Corporation announced the signing of a definitive agreement and plan of reorganization, dated as of October 4, 2018, pursuant to which Union Bankshares Corporation ("Union Bankshares") and the Corporation will merge.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Under the terms of the merger agreement, the Corporation shareholders will receive a fixed exchange ratio of 0.75 Union Bankshares shares for each share of the Corporation common stock owned. For more information on this pending acquisition refer to the Corporation's Current Report on Form 8-K filed with the SEC on October 5, 2018.

Note 15.        Other Income and Other Operating Expenses

The Corporation had the following other income for the three and nine month periods ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
Trust	$1,166	$1,130	$4,782	$2,287
Wealth Management	522	487	1,373	1,908
Bank owned life insurance	327	342	972	869
Miscellaneous loan fees	143	315	539	704
Fair value marks on loans held for sale	(250)	(177)	(93)	(265)
Hedging gains (losses)	(328)	(223)	208	(777)
ATM transaction fees	320	329	1,006	623
Other	594	166	2,233	1,568
	$2,494	$2,369	$11,020	$6,917

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The Corporation had the following other operating expenses for the three and nine month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Merger related expenses	$13	$1,012	$74	$6,747
Data processing	784	77	2,378	1,226
Business and franchise tax	602	515	1,664	985
FDIC insurance	248	387	842	1,248
Consulting fees	244	314	700	870
Advertising and promotional	280	211	808	548
Accounting and auditing	284	255	859	694
Investor fees	130	162	380	463
Telephone	220	256	686	519
Regulatory examinations	139	100	414	282
Stock option	175	107	459	310
Director fees	226	192	571	496
Credit report	102	106	336	292
Legal fees	170	158	365	285
Insurance	153	99	450	322
Publication and subscription	84	118	272	281
Disaster recovery	55	93	99	204
Office supplies-stationary print	75	136	308	288
FRB and bank analysis charges	65	87	176	179
Dues and memberships	35	38	115	109
Management fees	107	137	304	295
Travel	61	39	183	156
SBA guarantee fee	31	36	104	104
Business development and meals	37	21	114	79
Amortization of intangibles	810	839	2,517	1,642
Courier	62	31	221	79
Impairment of other real estate owned	310	—	310	—
Education and training	33	26	83	57
Bank paid closing costs	6	8	56	55
Postage	30	6	83	95
Goodwill impairment	—	1,491	—	1,491
Other	282	1,617	2,184	3,193
	$5,853	$8,674	$18,115	$23,594

Note 16.        Derivatives

The Corporation utilizes derivative instruments as a part of its asset-liability management program to control fluctuation of market values and cash flows to changes in interest rates associated with certain financial instruments. The Corporation accounts for derivatives in accordance with ASC 815, "Derivatives and Hedging". Under current guidance, derivative transactions are classified as either cash flow hedges or fair value hedges or they are not designated as hedging instruments. The Corporation obtained several designated derivative instruments as a result of the merger with Middleburg and continues to account for these items on a basis consistent with when the items were established by Middleburg which is in accordance with this guidance. Information concerning each of the Corporation's categories of derivatives as of September 30, 2018 and December 31, 2017 are presented below.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

Derivatives designated as cash flow hedges

During 2010, Middleburg entered into an interest rate swap which has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with the trust preferred debentures. The swap hedges the cash flow associated with the trust preferred capital notes wherein the Corporation receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 2.59% to the same counterparty.  The swap is calculated on a notional amount of $5.2 million.  The term of the swap is 10 years and commenced on October 23, 2010.  Cash collateral was reserved for this swap in the amount of $400 thousand as of September 30, 2018 and December 31, 2017. The swap was entered into with a counterparty that met the Corporation’s credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Corporation believes that the credit risk inherent in the contract is not significant.

During 2013, Middleburg entered into an interest rate swap which has been designated as a cash flow hedge intended to hedge the variability of cash flows associated with FHLB borrowings. The swap hedges the cash flows associated with the FHLB borrowings wherein the Corporation receives a floating rate based on LIBOR from a counterparty and pays a fixed rate of 1.43% to the same counterparty.  The swap is calculated on a notional amount of $10.0 million.  The term of the swap is 5 years and commenced on November 25, 2013.  Collateral was reserved for this swap in the amount of $600 thousand as of September 30, 2018 and December 31, 2017. The swap was entered into with a counterparty that met the Corporation's credit standards and the agreement contains collateral provisions protecting the at-risk party.  The Corporation believes that the credit risk inherent in the contract is not significant.

Amounts receivable or payable are recognized as accrued under the terms of the agreement, with the effective portion of the derivative’s unrealized gain or loss recorded as a component of other comprehensive income.  The ineffective portion of the unrealized gain or loss, if any, would be recorded in other expense.  The Corporation has assessed the effectiveness of the hedging relationships by comparing the changes in cash flows on the designated hedged item.  As a result of this assessment, there was no hedge ineffectiveness identified for the nine months ended September 30, 2018.

The amounts included in accumulated other comprehensive income as unrealized losses (fair value, net of tax) were $69 thousand and $8 thousand as of September 30, 2018 and December 31, 2017.

Information concerning the derivatives designated as cash flow hedges at September 30, 2018 and December 31, 2017 is presented in the following table:

	September 30, 2018
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$37	$—	2.35%	2.59%	2.1
Pay fixed - receive floating interest rate swap	1	$10,000	$13	$—	2.22%	1.43%	0.2

	December 31, 2017
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$5,155	$—	$81	1.36%	2.59%	2.9
Pay fixed - receive floating interest rate swap	1	$10,000	$29	$—	1.49%	1.43%	0.9

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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

Information concerning two-way client interest rate swaps not designated as either fair value or cash flow hedges is presented in the following table:

	September 30, 2018
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,042	$—	$138	1 month LIBOR plus 200 BP	3.90%	9.1
Pay fixed - receive floating interest rate swap	1	1,584	—	51	1 month LIBOR plus 180 BP	4.09%	6.2
Pay floating - receive fixed interest rate swap	1	3,042	138	—	3.90%	1 month LIBOR plus 200 BP	9.1
Pay floating - receive fixed interest rate swap	1	1,584	51	—	4.09%	1 month LIBOR plus 180 BP	6.2
Total derivatives not designated		$9,252	$189	$189

	December 31, 2017
	Positions (#)	Notional Amount (in thousands)	Asset (in thousands)	Liability (in thousands)	Receive Rate	Pay Rate	Life (Years)
Pay fixed - receive floating interest rate swap	1	$3,224	$96	$—	1 month LIBOR plus 200 BP	3.90%	9.8
Pay fixed - receive floating interest rate swap	1	1,615	—	22	1 month LIBOR plus 180 BP	4.09%	7.0
Pay floating - receive fixed interest rate swap	1	3,224	—	96	3.90%	1 month LIBOR plus 200 BP	9.8
Pay floating - receive fixed interest rate swap	1	1,615	22	—	4.09%	1 month LIBOR plus 180 BP	7.0
Total derivatives not designated		$9,678	$118	$118

Rate Cap Transaction
During 2018, the Corporation had one derivative instrument in the form of an interest rate cap agreement with a notional amount of $10.0 million. The interest rate cap agreement was terminated as scheduled on September 8, 2018.

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

The interest rate cap agreement was purchased to limit the Corporation's exposure to rising interest rates. Under the terms of the agreement, the Corporation paid a premium of $70 thousand for the right to receive cash flow payments if the 3-month LIBOR rises above the cap of 2.00%, thus effectively ensuring interest expense is capped at a maximum rate of 2.00% for the duration of the agreement. The interest rate cap agreement was a derivative not designated as a hedging instrument.

Note 17.        Goodwill and Intangible Assets

The following table summarizes the Corporation's carrying amount for intangible assets:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
(Dollars in thousands)
Intangible assets subject to amortization
Core deposit intangible	$16,057	$(4,639)	$11,418	$16,057	$(2,408)	$13,649
Customer lists	5,214	(561)	4,653	5,214	(308)	4,906
Non-Compete agreements	117	(94)	23	117	(60)	57
Total	$21,388	$(5,294)	$16,094	$21,388	$(2,776)	$18,612

Amortization expense was $810 thousand and $839 thousand for the three months ended September 30, 2018 and 2017, respectively and $2.5 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Changes in the carrying amount of indefinite lived assets for the nine month periods ended September 30, 2018 and 2017 are summarized in the table as follows:

	2018	2017
(Dollars in thousands)
Balance, January 1	$166,549	$1,501
Adjustment period refinements - Middleburg merger goodwill	1,384	167,131
Balance, September 30	$167,933	$168,632

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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

ACCESS NATIONAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Noninterest Income
In-scope of Topic 606:
Trust and asset management	$1,165	$1,130	$4,782	$2,287
Service charges on deposit accounts	485	560	1,456	1,509
Fees, exchange, and other service charges	348	175	1,098	301
Annuity and insurance	149	61	316	156
Other	378	426	1,130	1,724
Noninterest income (in-scope of Topic 606)	2,525	2,352	8,782	5,977
Noninterest income (out-of scope of Topic 606)	4,919	6,171	15,147	17,434
Total Noninterest Income	$7,444	$8,523	$23,929	$23,411

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

The following discussion and analysis should be read in conjunction with Access National Corporation’s (“Corporation”, “we”, “us”) consolidated financial statements, and notes thereto, included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein, including documents incorporated by reference, that are not statements of historical fact may be deemed to be forward-looking statements. Examples of forward-looking statements include discussions as to our expectations, beliefs, plans, goals, objectives and future financial or other performance or assumptions concerning matters discussed in this document. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding the Corporation’s beliefs regarding the future strength of the economy and labor markets and anticipated interest rates and the effect of such rates on the Corporation’s performance and net interest margin and the volume of future mortgage refinancing, as well as the Corporation’s expectations concerning operating losses and the profitability of its mortgage segment. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in: collateral values, especially in the real estate market; stagnation, continued challenging conditions or deterioration in general business and economic conditions and in the financial markets; mergers and acquisitions, including the degree of success in integrating operations following the Corporation's merger with Middleburg and merger integration risk in connection with the Corporation's pending merger with Union Bankshares such as potential deposit attrition, higher than expected costs, customer loss and business disruption associated with the integration of Union Bankshares, including, without limitation, potential difficulties in maintaining relationships with key personnel and other integration-related matters; the impact of any laws, regulations, policies or programs implemented pursuant to the Dodd-Frank Act or other legislation or regulation; unemployment levels; the impact of the Tax Cut and Jobs Act of 2017 (the "Tax Relief Act"), including, but not limited to the effect of the lower corporate tax rate; any future refinements to the Corporation’s preliminary analysis of the impact of the Tax Relief Act on the Corporation; changes in the effect of the Tax Relief Act due to issuance of interpretive regulatory guidance or enactment of corrective or supplemental legislation; branch expansion plans; interest rates; general economic conditions; monetary and fiscal policies of the U.S. Government, including policies of the Comptroller, U.S. Treasury and the Federal Reserve Board; the economy of Northern Virginia, including governmental spending and real estate markets; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; the effect of goodwill impairment on net income; technological risks and developments and cyber threats, risks, attacks and events; the liquidity of the Corporation and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements. These statements may address issues that involve estimates and assumptions made by management, management's current beliefs, and risks and uncertainties. These statements are inherently uncertain, and there can be no assurance that the underlying estimates, assumptions or beliefs will be proven to be accurate. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made, except as otherwise required by law.

For additional discussion of risk factors that may cause our actual future results to differ materially from the results indicated within forward looking statements, please see “Item 1A - Risk Factors” of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Other Than Temporary Impairment of Investment Securities

Securities in the Corporation’s investment portfolio are classified as either available-for-sale or held-to-maturity. Securities classified as held-to-maturity are recorded at cost or amortized cost. The estimated fair value of the available-for-sale portfolio fluctuates due to changes in market interest rates and other factors. Changes in estimated fair value for available-for-sale securities other than equity investments are recorded in shareholders’ equity as a component of other comprehensive income. In January 2016 the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Securities are monitored to determine whether a decline in their value is other than temporary. Management evaluates the investment portfolio on a quarterly basis to determine the collectability of amounts due per the contractual terms of the investment security. A decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment will cause the security to be considered other than temporarily impaired. Other than temporary impairments result in reducing the security’s carrying value by the amount of the estimated credit loss. The credit component of the other than temporary impairment loss is realized through the statements of operations and the remainder of the loss remains in other comprehensive income. At September 30, 2018, there were no securities in the investment portfolio with other than temporary impairment.

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

On December 22, 2017, the President of the United States signed into law the Tax Cut and Jobs Act of 2017 (the "Tax Relief Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Relief Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin ("SAB") No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Relief Act. The Corporation has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its Consolidated Financial Statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Corporation has made, additional regulatory guidance that may be issued, and actions the Corporation may take as a result of the Tax Relief Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in the fourth quarter 2018. The Corporation’s evaluation of the impact of the Tax Relief Act is subject to refinement for up to one year after the enactment per the guidance under ASC 740, Accounting for Uncertainty in Income Taxes, and SAB 118.

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

Mergers and Acquisitions

Mergers and acquisitions are accounted for using the acquisition method, as required by ASC 805, Business Combinations. The excess of the cost over the fair value of the acquired net assets is recognized as goodwill. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the April 1, 2017, the closing date of the Middleburg merger. Such fair values were preliminary estimates and were subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values became available and such information is considered final, whichever is earlier. As of March 31, 2018, the Corporation finalized its valuation of all assets and liabilities acquired.

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

Acquisition of Middleburg Financial Corporation

On April 1, 2017, the Corporation completed its merger with Middleburg, and its wholly-owned subsidiaries, Middleburg Bank and Middleburg Investment Group, Inc. The merger was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of October 21, 2016, between Access and Middleburg, and a related Plan of Merger (together, the "Merger Agreement"). Pursuant to the Merger Agreement, holders of shares of Middleburg common stock had a right to receive 1.3314 shares of the Corporation’s common stock for each share of Middleburg common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares. Each option to purchase shares of Middleburg common stock granted under a Middleburg equity-based compensation plan that was outstanding immediately prior to the effective date of the merger was canceled for a cash payment equal to the product of (i) the difference between the closing sale price of Middleburg common stock on the trading day immediately preceding the effective date of the merger and the per share exercise price of the stock option, and (ii) the number of shares of Middleburg common stock subject to such stock option. Each restricted share of Middleburg common stock granted under a Middleburg equity compensation plan that was outstanding immediately prior to the effective date of the merger was, pursuant to the terms of each such grant, vested in full immediately prior to the effective date of the merger and converted into unrestricted shares of the Corporation’s common stock based on the exchange ratio. Each share of the Corporation's common stock outstanding immediately prior to the merger remained outstanding and was unaffected by the merger.

Shortly after the effective time of the merger, Middleburg Bank, Middleburg’s wholly-owned bank subsidiary, merged with and into Access Bank with Access Bank surviving. Data/office integrations were completed on schedule as of August 4, 2017.

This description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was included as Exhibit 2.1 to the Form 8-K filed October 25, 2016 and is incorporated by reference herein.

Pending Merger With Union Bankshares Corporation

On October 5, 2018, the Corporation announced the signing of a definitive agreement and plan of reorganization, dated as of October 4, 2018, pursuant to which Union Bankshares Corporation ("Union Bankshares") and the Corporation will merge. Under the terms of the merger agreement, the Corporation shareholders will receive a fixed exchange ratio of 0.75 Union Bankshares shares for each share of the Corporation common stock owned. For more information on this pending acquisition refer to Note 14 to the unaudited consolidated financial statements and the Corporation's Current Report on Form 8-K filed with the SEC on October 5, 2018. The merger agreement was included as Exhibit 2.1 to the Form 8-K filed October 5, 2018 and is incorporated by reference herein.

Financial Condition

Executive Summary

At September 30, 2018, the Corporation’s assets totaled $3.02 billion, an increase of $147.4 million, from $2.87 billion, at December 31, 2017. The increase in assets was attributable mainly to an increase in gross loans held for investment of $127.9 million and an increase of $17.1 million in total investment securities.

Deposits totaled $2.29 billion at September 30, 2018, compared to $2.23 billion at December 31, 2017, an increase of $60.7 million. Noninterest-bearing demand deposits saw a $12.9 million increase from year-end 2017 and remain the largest and most attractive source of funding for the Corporation at $757.9 million or 33.0% of total deposits at September 30, 2018. Savings and money market deposits represented the largest increase during 2018, being $87.8 million when compared to December 31, 2017. Total interest-bearing deposits increased to $1.54 billion at September 30, 2018, an increase of $47.8 million from December 31, 2017.

Third quarter 2018 pre-tax earnings were $11.8 million, an increase of $2.4 million from the third quarter 2017. The trust and wealth management segment's other expenses decreased $1.3 million when comparing the third quarter of 2018 to the third quarter of 2017. The decrease was due to a goodwill impairment charge of $1.5 million on a reporting unit within the wealth Management segment processed during the third quarter of 2017.

For the nine months ended September 30, 2018 pre-tax earnings were $32.8 million an increase of $13.3 million from the nine months ended September 30, 2017 due to pre-tax merger related costs of $6.7 million recognized in the first three quarters of 2017 as well as a pre-tax income attributed to increased activity in relation to the merger with Middleburg recognized in the first quarter of 2018 that was not recognized in the first quarter of 2017 as the merger with Middleburg had not yet occurred.

The commercial banking segment’s total revenues increased $1.7 million and $15.2 million for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017. The growth during the nine month period ended September 30, 2018 when compared to the same period in 2017 was due to the strategic merger with Middleburg. Interest expense increased $2.1 million and $4.8 million for the three and nine month periods, respectively, ended September 30, 2018 when compared to the same period in the prior year. An increase in salaries and employee benefits of $466 thousand and $4.1 million for the three and nine month periods, respectively, ended September 30, 2018 when compared to the same periods in 2017 pertained mainly to additional costs associated with increased staffing post-merger. The mortgage banking segment has been relatively unaffected by the merger with Middleburg, contributing pre-tax earnings of $1.0 million or 8.7% and $2.8 million or 8.5% of the consolidated total for the three and nine month periods ended September 30, 2018. The trust and wealth management segment saw a $1.3 million and $2.5 million increase in pre-tax earnings for the three and nine month periods ended September 30, 2018. The increase in pre-tax earnings in 2018 was primarily due to one estate settlement fee of $1.1 million received by the trust segment in the second quarter of 2018 as well as an impairment charge processed in the third quarter of 2017 on a reporting unit of the wealth management segment for $1.5 million.

The net interest margin decreased to 3.62% from 3.76% when comparing the three months ended September 30, 2018 to the same period in 2017 and decreased to 3.63% from 3.84% when comparing the nine months ended September 30, 2018 to the same period in 2017. The decrease in margin is attributable to changes in the Corporation's funding mix.

Non-performing assets (“NPAs”) increased to $6.1 million at September 30, 2018 from $5.3 million at December 31, 2017, representing 0.20% and 0.18% of total assets, respectively. Included in the NPAs total is $643 thousand in other real estate owned. The allowance for loan loss was $17.3 million and $15.8 million at September 30, 2018 and December 31, 2017, respectively, and represented 0.83% and 0.80% of total loans held for investment at September 30, 2018 and December 31, 2017, respectively. The remaining credit and fair value marks on the loans acquired in the merger with Middleburg totaled $10.4 million and $12.4 million at September 30, 2018 and December 31, 2017, respectively.

At the regional level, the Washington, DC MSA unemployment declined to 3.3% as of Septembe 2018 slightly above the September 2.9% unemployment rate for the state of Virginia but still below the September 3.7% unemployment rate for the nation. At its September 2018 meeting, the Federal Open Market Committee ("FOMC") indicated the labor market has continued to strengthen and economic activity is rising at a strong rate. Household spending and fixed business investments have continued to grow at a strong rate. The September 2018 Federal Reserve Beige Book - Richmond District noted bank lending demand strengthened for commercial real estate loans with overall loan demand experiencing a moderate rise. The Washington DC MSA and the Richmond MSA economies are expected to continue to expand at a moderate pace.

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

Securities

The Corporation’s securities portfolio is comprised of U.S. Government Agency and U.S. Treasury securities, mortgage backed securities, corporate bonds, certificates of deposit, and asset backed securities as well as municipal bonds. At September 30, 2018, the fair value of the securities portfolio totaled $452.7 million, compared to $436.4 million at December 31, 2017. Included in the fair value totals are held-to-maturity securities with an amortized cost of $28.4 million (fair value of $28.3 million) at September 30, 2018 compared to amortized cost of $28.3 million (fair value of $28.9 million) at December 31, 2017. Securities classified as available-for-sale are accounted for at fair market value with unrealized gains and losses recorded directly to a separate component of shareholders' equity, net of associated tax effect while held-to-maturity securities are carried at amortized cost. Effective January 1, 2018, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. Investment securities are used to provide liquidity, to generate income, and to temporarily supplement loan growth as needed.

Restricted Stock

Restricted stock consists of FHLB stock and FRB stock. These stocks are classified as restricted stocks because their ownership is restricted to certain types of entities and they lack a ready market. Restricted stock is carried at cost on the Corporation’s financial statements. Dividends are paid semiannually on FRB stock and quarterly on FHLB stock.

Loans

The loan portfolio constitutes the largest component of earning assets and is comprised of commercial real estate - owner occupied, commercial real estate - non-owner occupied, residential real estate, commercial, real estate construction, and consumer loans. The loan portfolio does not have any pay option adjustable rate mortgages, loans with teaser rates or subprime loans or any other loans considered “high risk loans”. Loans totaled $2.09 billion at September 30, 2018 compared to $1.97 billion at December 31, 2017, an increase of $127.9 million. The increase in loans held for investment as of September 30, 2018, was primarily due to an increase of $89.4 million in commercial real estate loans as well as an increase of $56.2 million in commercial loans. These increases were partially offset by a $29.7 million decrease in residential real estate loans. Please see Note 4 to the unaudited consolidated financial statements for a table that summarizes the composition of the Corporation’s loan portfolio. The following is a summary of the loan portfolio at September 30, 2018.

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

Commercial Real Estate Loans - Non-Owner Occupied: This category of loans was comprised of loans secured by income producing commercial property and represents the third largest segment of the loan portfolio. Commercial real estate loans are secured by the subject property and underwritten to policy standards as listed above.

Residential Real Estate Loans: Residential real estate loans represented the fourth largest segment of the loan portfolio. This category included loans secured by first or second mortgages on one to four family residential properties. This category is comprised of following sub-categories of the whole residential real estate loan portfolio: home equity lines of credit, first trust mortgage loans, and junior trust loans.

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

Loans Held for Sale (“LHFS”)

LHFS are residential mortgage loans originated by the Mortgage Division of the Bank to consumers and underwritten in accordance with standards set forth by an institutional investor to whom we expect to sell the loans for a profit. Loan proceeds are used for the purchase or refinance of the property securing the loan. Loans are sold with the servicing released to the investor. At September 30, 2018, LHFS at fair value totaled $36.6 million compared to $32.0 million at December 31, 2017.

The LHFS are closed by the Mortgage Division and held on average fifteen to thirty days pending their sale to government sponsored entities as well as mortgage banking subsidiaries of large financial institutions. During the third quarter of 2018, we originated $85.1 million of loans processed in this manner, compared to $107.7 million for the third quarter of 2017. During the nine months ended September 30, 2018 and 2017 we originated $292.7 million and $319.2 million loans in this manner, respectively. Loans are sold without recourse and subject to industry standard representations and warranties that may require the repurchase by the Bank of loans previously sold. The repurchase risks associated with this activity center around early payment defaults and borrower fraud.

Allowance for Loan Losses

The allowance for loan losses totaled $17.3 million at September 30, 2018, compared to $15.8 million at December 31, 2017. The allowance for loan losses was equivalent to 0.83% and 0.80% of total loans held for investment at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the allowance for loan losses of $17.3 million and the remaining credit and fair value marks on the purchased loan portfolio of $10.4 million was equivalent to 1.33% of total loans held for investment. Adequacy of the allowance is assessed and increased by provisions for loan losses charged to expense no less than quarterly. Charge-offs are taken when a loan is identified as uncollectible. For additional information about the allowance for loan losses, please see Note 5 to the unaudited consolidated financial statements.

Non-performing Assets

At September 30, 2018 and December 31, 2017, the Bank had non-performing assets totaling $6.1 million and $5.3 million, respectively. Non-performing assets consist of non-accrual loans and other real estate owned. All non-performing loans are carried at the expected liquidation value of the underlying collateral.

The following table is a summary of our non-performing assets at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
(In Thousands)
Nonaccrual loans:
Commercial real estate - owner occupied	$1,510	$1,066
Commercial real estate - non-owner occupied	—	—
Real estate construction	614	865
Residential real estate	1,161	—
Commercial	2,160	2,513
Consumer	18	182
Total nonaccrual loans	5,463	4,626
OREO	643	643
Total non-performing assets	$6,106	$5,269

Troubled debt restructured loans included above in non-accrual loans	$877	$956

Ratio of non-performing assets to:
Total loans plus OREO	0.29%	0.23%
Total assets	0.20%	0.18%

Accruing past due loans:
90 or more days past due	$66	$213

Deposits

Deposits are the primary sources of funding loan growth. At September 30, 2018, deposits totaled $2.29 billion compared to $2.23 billion at December 31, 2017, an increase of $60.7 million. Noninterest-bearing deposits increased $12.9 million from $745.0 million at December 31, 2017 to $757.9 million at September 30, 2018. Interest-bearing demand deposits decreased $15.0 million from $496.7 million at December 31, 2017 to $481.7 million at September 30, 2018. Savings and money market deposits increased $87.4 million from $623.9 million at December 31, 2017 to $711.3 million at September 30, 2018. Time deposits decreased $24.6 million from $368.6 million at December 31, 2017 to $344.0 million at September 30, 2018.

Shareholders’ Equity

Shareholders’ equity totaled $441.9 million at September 30, 2018 compared to $421.6 million at December 31, 2017. The increase in shareholders’ equity is due mainly to net income earned by the Corporation. Banking regulators have defined minimum regulatory capital ratios that the Corporation and the Bank are required to maintain. These risk based capital guidelines take into consideration risk factors, as defined by the banking regulators, associated with various categories of assets, both on and off the balance sheet. Both the Corporation and Bank are classified as well capitalized, which is the highest rating.

The Corporation calculates its regulatory capital under the Basel III Final Rules. The following table outlines the regulatory components of the Corporation’s capital and risk based capital ratios under these new rules.

	September 30,	December 31,
	2018	2017
	(In Thousands)
Tier 1 Capital:
Common stock	$17,468	$17,146
Additional paid in capital	317,626	307,614
Retained earnings	115,973	98,584
Less: Disallowed goodwill and other disallowed intangible assets	(178,674)	(181,032)
Less: Disallowed servicing assets and loss on equity security	—	(57)
Total Tier 1 capital	272,393	242,255

Allowance for loan losses	18,359	16,604

Total risk based capital	$290,752	$258,859

Risk weighted assets	$2,297,778	$2,099,090

Quarterly average assets	$2,775,313	$2,837,834
			Regulatory
			Minimum
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.85%	11.46%	5.25%
Tier 1 capital ratio	11.85%	11.46%	6.75%
Total capital ratio	12.65%	12.25%	8.75%
Leverage Capital Ratios:
Tier 1 leverage ratio	9.81%	9.05%	4.00%

Results of Operations

Summary

Third quarter 2018 pre-tax earnings were $11.8 million, up $2.4 million from the third quarter of 2017 due mainly to a decrease in merger related costs. Net income for the third quarter of 2018 totaled $9.6 million compared to $7.0 million for the same period in 2017. Earnings per diluted share were $0.46 for the third quarter of 2018, compared to $0.34 per diluted share in the same period of 2017.

Pre-tax earnings for the nine months ended September 30, 2018 were $32.8 million, up $13.3 million from the same period in 2017 due mainly to an increase in net interest income of $9.9 million, a decrease in the provision for loan loss of $1.1 million, and a $5.5 million decrease in other operating expenses. These increases were offset by an increase in salaries and employee benefits of $3.6 million. Net income for the nine months ended September 30, 2018 totaled $26.7 million compared to $13.5 million for the same period in 2017. Earnings per diluted share were $1.28 for the nine months ended September 30, 2018, compared to $0.77 per diluted share in the same period of 2017.

The commercial banking segment’s total revenues increased $1.7 million and $15.2 million for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017. The growth during the nine month period ended September 30, 2018 when compared to the same period in 2017 was due to the strategic merger with Middleburg. Interest expense increased $2.1 million and $4.8 million for the three and nine month periods, respectively, ended September 30, 2018 when compared to the same period in the prior year. An increase in salaries and employee benefits of $466 thousand and $4.1 million for the three and nine month periods, respectively, ended September 30, 2018 when compared to the same periods in 2017 which pertained mainly to the additional costs associated with increased staffing post-merger. The mortgage banking segment has been relatively unaffected by the merger with Middleburg, contributing pre-tax earnings of $1.0 million or 8.7% and $2.8 million or 8.5% of the consolidated total for the three and nine month periods ended September 30, 2018, The trust and wealth management segment saw a $1.3 million and $2.5 million increase in pre-tax earnings for the three and nine month periods ended September 30, 2018. The increase in pre-tax earnings in 2018 was primarily due to one estate settlement fee of $1.1 million received by the trust segment in the second quarter of 2018 as well as an impairment charge processed in the third quarter of 2017 on a reporting unit of the wealth management segment for $1.5 million.

Net Interest Income

Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) less the interest expense incurred on interest-bearing liabilities (primarily deposits) used to fund earning assets. Net interest income before the provision for loan losses totaled $24.1 million for the three months ended September 30, 2018 compared to $24.6 million for the same period in 2017. The annualized yield on earning assets was 4.41% for the quarter ended September 30, 2018 compared to 4.23% for the same period in 2017. The cost of interest-bearing demand deposits and borrowings increased to 1.17% for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017 at 0.70%. Net interest margin was 3.62% for the quarter ended September 30, 2018 compared to 3.76% for the same period in 2017.

Net interest income before the provision for loan losses totaled $70.3 million for the nine months ended September 30, 2018 compared to $60.5 million for the same period in 2017. The annualized yield on earning assets was 4.29% for the nine months ended September 30, 2018 compared to 4.34% for the same period in 2017. The cost of interest-bearing demand deposits and borrowings increased to 0.98% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 at 0.73%. Net interest margin was 3.63% for the nine months ended September 30, 2018 compared to 3.84% for the same period in 2017.

Volume and Rate Analysis

The following tables present the dollar amount of changes in interest income and interest expense for each category of interest earning assets and interest-bearing liabilities.

	Three Months Ended September 30,
	2018 compared to 2017
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investment securities	$55	$139	$(84)
Loans held for sale	152	92	60
Loans	1,229	429	800
Interest-bearing deposits	184	(87)	271
Total increase in interest income	1,620	573	1,047

Interest-Bearing Liabilities:
Interest-bearing demand deposits	385	10	375
Money market deposit accounts	662	154	508
Savings accounts	152	(17)	169
Time deposits	64	(385)	449
Total interest-bearing deposits	1,263	(238)	1,501
FHLB Short-term borrowings	769	640	129
Securities sold under agreements to repurchase	(3)	(2)	(1)
FHLB Long-term borrowings	52	13	39
Subordinated debentures	68	(124)	192
Total increase in interest expense	2,149	289	1,860

Increase in net interest income	$(529)	$284	$(813)

	Nine Months Ended September 30,
	2018 compared to 2017
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(In Thousands)
Interest Earning Assets:
Investment securities	$981	$1,929	$(948)
Loans held for sale	309	203	106
Loans	12,681	13,086	(405)
Interest-bearing deposits	786	109	677
Total increase in interest income	14,757	15,327	(570)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	1,157	456	701
Money market deposit accounts	1,816	780	1,036
Savings accounts	292	74	218
Time deposits	(108)	(731)	623
Total interest-bearing deposits	3,157	579	2,578
FHLB Short-term borrowings	1,599	1,085	514
Securities sold under agreements to repurchase	(17)	9	(26)
FHLB Long-term borrowings	52	(307)	359
Subordinated debentures	100	101	(1)
Total increase in interest expense	4,891	1,467	3,424

Increase in net interest income	$9,866	$13,860	$(3,994)

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables present for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in dollars and rates.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Income/Expense	Yield / Rate	Average Balance	Income/Expense	Yield / Rate
(In Thousands)
Assets:
Interest-earning assets:
Investment securities	$471,109	$3,047	2.59%	$449,645	$2,992	2.66%
Loans held for sale	36,672	450	4.91%	28,734	299	4.16%
Loans (1)	2,038,292	25,237	4.95%	2,002,842	24,007	4.79%
Interest-bearing balances and federal funds sold	110,140	578	2.10%	136,222	394	1.16%
Total interest-earning assets	2,656,213	29,312	4.41%	2,617,443	27,692	4.23%
Noninterest-earning assets:
Cash and due from banks	15,050			36,260
Premises, land and equipment	27,996			30,382
Other assets	271,592			253,424
Less: allowance for loan losses	(16,864)			(15,404)
Total noninterest-earning assets	297,774			304,662
Total Assets	$2,953,987			$2,922,105

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$494,436	$797	0.64%	$483,370	$412	0.34%
Money market deposit accounts	507,888	1,483	1.17%	435,241	821	0.75%
Savings accounts	165,937	242	0.58%	199,109	90	0.18%
Time deposits	334,721	1,380	1.65%	448,566	1,316	1.17%
Total interest-bearing deposits	1,502,982	3,902	104.00%	1,566,286	2,639	0.67%
Borrowings:
FHLB short-term borrowings	193,784	976	2.01%	59,697	207	1.39%
Securities sold under agreements to repurchase and federal funds purchased	50,135	13	0.10%	58,149	16	0.11%
Subordinated debentures	3,930	87	8.81%	3,029	35	4.62%
FHLB long-term borrowings	45,000	269	2.39%	82,790	201	0.97%
Total borrowings	292,849	1,345	1.84%	203,665	459	0.90%
Total interest-bearing deposits and borrowings	1,795,831	5,247	1.17%	1,769,951	3,098	0.70%
Noninterest-bearing liabilities:
Demand deposits	698,491			711,474
Other liabilities	22,267			22,002
Total liabilities	2,516,589			2,503,427
Shareholders' Equity	437,398			418,678
Total Liabilities and Shareholders' Equity	$2,953,987			$2,922,105
Interest Spread (2)			3.25%			3.53%
Net Interest Margin (3)		$24,065	3.62%		$24,594	3.76%

(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Yield on Average Earning Assets and Rates on Average Interest-Bearing Liabilities

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average	Income/	Yield /	Average	Income/	Yield /
(In Thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning assets:
Investment securities	$455,231	$8,369	2.45%	$354,529	$7,388	2.78%
Loans held for sale	33,205	1,154	4.63%	27,165	846	4.15%
Loans (1)	1,974,914	72,087	4.87%	1,614,893	59,405	4.90%
Interest-bearing balances and federal funds sold	119,205	1,532	1.71%	105,360	746	0.94%
Total interest-earning assets	2,582,555	83,142	4.29%	2,101,947	68,385	4.34%
Noninterest-earning assets:
Cash and due from banks	16,409			21,552
Premises, land and equipment	28,138			21,692
Other assets	276,307			265,578
Less: allowance for loan losses	(16,411)			(14,666)
Total noninterest-earning assets	304,443			294,156
Total Assets	$2,886,998			$2,396,103

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Interest-bearing demand deposits	$495,862	$2,067	0.56%	$352,647	$910	0.34%
Money market deposit accounts	489,764	3,460	0.94%	352,525	1,644	0.62%
Savings accounts	171,256	684	0.53%	146,773	392	0.36%
Time deposits	330,074	3,506	1.42%	405,419	3,614	1.19%
Total interest-bearing deposits	1,486,956	9,717	0.87%	1,257,364	6,560	0.70%
Borrowings:
FHLB short-term borrowings	155,421	2,192	1.88%	67,774	593	1.17%
Securities sold under agreements to repurchase and federal funds purchased	54,698	41	0.10%	46,209	58	0.17%
Subordinated debentures	3,911	246	8.37%	2,289	146	8.50%
FHLB long-term borrowings	42,381	621	1.95%	73,040	569	1.04%
Total borrowings	256,411	3,100	1.61%	189,312	1,366	0.96%
Total interest-bearing deposits and borrowings	1,743,367	12,817	0.98%	1,446,676	7,926	0.73%
Noninterest-bearing liabilities:
Demand deposits	690,151			552,775
Other liabilities	23,838			16,274
Total liabilities	2,457,356			2,015,725
Shareholders' Equity	429,642			380,378
Total Liabilities and Shareholders' Equity	$2,886,998			$2,396,103
Interest Spread (2)			3.31%			3.61%
Net Interest Margin (3)		$70,325	3.63%		$60,459	3.84%
(1) Loans placed on nonaccrual status are included in loan balances.
(2) Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is net interest income, expressed as a percentage of average earning assets.

Noninterest Income

Noninterest income consists of revenue generated from financial services and activities other than lending and investing. Total noninterest income was $7.4 million for the third quarter of 2018 compared to $8.5 million for the same period in 2017. Gains on the sale of loans totaled $4.5 million for the quarter ended September 30, 2018 compared to $5.6 million for the same period of 2017. Gains on the sale of loans fluctuate with the volume of mortgage loans originated. During the three months ended September 30, 2018 the Bank’s mortgage segment originated $85.1 million in mortgage loans, down from $107.7 million for the same period in 2017.

Total noninterest income was $23.9 million for the nine months ended September 30, 2018 compared to $23.4 million for the same period in 2017. Gains on the sale of loans totaled $11.5 million for the nine months ended September 30, 2018, compared to $15.0 million for the same period of 2017. During the nine months ended September 30, 2018, the Bank’s mortgage segment originated $292.7 million in mortgage loans, down from $319.2 million for the same period in 2017.

Noninterest Expense

Noninterest expense totaled $19.0 million for the three months ended September 30, 2018, compared to $22.8 million for the same period in 2017, a decrease of $3.8 million and pertained mainly to a decrease in merger related expenses as well as a nonrecurring $1.5 million goodwill impairment recorded in the third quarter of 2017 pertaining to the wealth management segment. Salaries and employee benefits totaled $11.1 million for the three months ended September 30, 2018, compared to $11.1 million for the same period in 2017. Other operating expenses totaled $5.9 million for the three months ended September 30, 2018, compared to $8.7 million for the same period in 2017.

Noninterest expense totaled $59.4 million for the nine months ended September 30, 2018, compared to $61.2 million for the same period in 2017, a decrease of $1.8 million. Salaries and employee benefits totaled $35.4 million for the nine months ended September 30, 2018, compared to $31.8 million for the same period in 2017 due to additional costs associated with increased staffing post-merger. Other operating expenses totaled $18.1 million for the nine months ended September 30, 2018, compared to $23.6 million for the same period in 2017 due to a decrease in merger related expenses.

Provision for Income Taxes

The Corporation reported a provision for income tax expense of $6.1 million, representing an effective tax rate of 18.69% for 2018. The provision for income tax expense was $6.0 million for the same period in 2017, with an effective tax rate of 30.84%. The decrease from the prior year was primarily driven by the enactment of the Tax Relief Act. The Tax Relief Act reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Other short-term investments such as federal funds sold and interest-bearing deposits with other banks provide an additional source of liquidity funding. At September 30, 2018, overnight interest-bearing balances totaled $110.3 million and unpledged available-for-sale investment securities totaled approximately $85.4 million.

The Bank proactively manages a portfolio of short-term time deposits issued to local municipalities and wholesale depositors in order to fund loans held for sale and short-term investments. As of September 30, 2018, the portfolio of CDARS deposits, Insured Cash Sweep (ICS) deposits, and wholesale time deposits totaled $137.6 million compared to $120.6 million at December 31, 2017.

The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts, federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings. At September 30, 2018, the Bank had a line of credit with the FHLB totaling $873.6 million and had outstanding $175.0 million in short-term borrowings, $45.0 million in long-term loans, and a $60.0 million public deposit letter of credit from the Commonwealth of Virginia Treasury Board. In addition to the line of credit at the FHLB, the Bank issues repurchase agreements. As of September 30, 2018, outstanding repurchase agreements totaled $37.6 million. The Bank also maintains federal funds lines of credit with its correspondent banks and, at September 30, 2018, these lines totaled $62.3 million and were available as an additional funding source.

The following table presents the composition of borrowings at September 30, 2018 and December 31, 2017 as well as the average balances for the three months ended September 30, 2018 and the twelve months ended December 31, 2017.

Borrowed Funds Distribution
(In Thousands)	September 30, 2018	December 31, 2017
Borrowings:
FHLB short-term borrowings	$174,989	$94,941
Securities sold under agreements to repurchase	37,572	51,052
FHLB long-term borrowings	45,000	40,000
Federal funds purchased	—	—
Trust preferred debenture	3,942	3,883
Total	$261,503	$189,876

	September 30, 2018	December 31, 2017
Borrowings - Average Balances:
FHLB short-term borrowings	$93,784	$67,907
Securities sold under agreements to repurchase	50,131	45,134
FHLB long-term borrowings	45,000	66,329
Federal funds purchased	—	3,244
Trust preferred debenture	3,930	2,692
Total	$192,845	$185,306

Average rate paid on all borrowed funds	2.05%	0.99%

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

Interest Rate Sensitivity Management
The Corporation uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twelve month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities. The table below reflects the outcome of these analyses at September 30, 2018 and December 31, 2017, assuming budgeted growth in the balance sheet. According to the model run for the three month period ended September 30, 2018, and projecting forward over a twelve month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income of 0.33%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to mitigate any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The following table reflects the Corporation’s earnings sensitivity profile.

Increase in Federal Funds Target Rate	Hypothetical Percentage Change in Net Interest Income September 30, 2018	Hypothetical Percentage Change in Net Interest Income December 31, 2017
3.00%	0.88%	0.55%
2.00%	0.64%	0.42%
1.00%	0.33%	0.23%

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
Internal Control Over Financial Reporting
Management of the Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no changes in the Corporation's internal control over financial reporting during the Corporation's third quarter ended September 30,2018 that have materially affected, or are reasonable likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

The following risk factors should be considered in addition to the risk factors disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017. Such factors relate to the Corporation's pending merger with Union Bankshares.

Because the market price of Union Bankshares common stock will fluctuate, the value of the merger consideration to be received by our shareholders may change.

Pursuant to the agreement and plan of reorganization, dated as of October 4, 2018 (the “merger agreement”), between Union Bankshares and the Corporation, upon completion of the merger, each share of Corporation common stock, except for certain shares of Corporation common stock owned by the Corporation or Union Bankshares, that is issued and outstanding immediately prior to the effective time, will cease to be outstanding and will be converted automatically into the right to receive 0.75 shares of Union Bankshares common stock. The closing price of Union Bankshares common stock on the date that the merger is completed may vary from the closing price of Union Bankshares common stock on the date Union Bankshares and the Corporation announced the signing of the merger agreement and the date of the special meetings of Union Bankshares and Corporation shareholders regarding the merger. Because the merger consideration is determined by a fixed exchange ratio, at the time of the Corporation special meeting, Corporation shareholders will not know or be able to calculate the value of the shares of Union Bankshares common stock they will receive upon completion of the merger. Any change in the market price of Union Bankshares common stock prior to completion of the merger may affect the value of the merger consideration that Corporation shareholders will receive upon completion of the merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’ respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of Union Bankshares and the Corporation. Corporation shareholders should obtain current market quotations for shares of Union Bankshares common stock and Corporation common stock before voting their shares at the Corporation special meeting.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the merger agreement may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder, or the Community Reinvestment Act; effectiveness of the parties in combating money laundering activities; any significant outstanding supervisory matters; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the mergers or of imposing additional costs or limitations on the combined company following the mergers. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the mergers that are not anticipated or cannot be met. Furthermore, such conditions or changes may constitute a burdensome condition that may allow Union Bankshares to terminate the merger agreement and Union Bankshares may exercise its right to terminate the merger agreement. If the consummation of the mergers is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of the Corporation may also be materially and adversely affected.

Failure of the merger to be completed, the termination of the merger agreement or a significant delay in the consummation of the merger could negatively impact the Corporation.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the mergers. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by October 4, 2019, either Union Bankshares or the Corporation may choose to terminate the merger agreement at any time after that date if the failure of the effective time to occur on or before that date is not caused by any breach of the merger agreement by the party electing to terminate the merger agreement, before or after shareholder approval.
If the merger is not consummated, the ongoing business, financial condition and results of operations of each party may be materially adversely affected and the market price of each party’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the mergers will be consummated. If the consummation of the mergers is delayed, the business, financial condition and results of operations of each company may be materially adversely affected.
In addition, each party has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the mergers are not completed, the parties would have to recognize these expenses without realizing the expected benefits of the mergers. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the mergers, including the diversion of management attention from pursuing other opportunities and the constraints in the merger agreement on the ability to make significant changes to each party’s ongoing business during the pendency of the merger, could have a material adverse effect on each party’s business, financial condition and results of operations.
Additionally, the Corporation’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger, and the market price of Corporation common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed. If the merger agreement is terminated and the Corporation’s board of directors seeks another merger or business combination, Corporation shareholders cannot be certain that the Corporation will be able to find a party willing to engage in a transaction on more attractive terms than the merger with Union Bankshares.

The Corporation will be subject to business uncertainties and contractual restrictions while the mergers are pending.

Uncertainty about the effect of the mergers on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of the Corporation. These uncertainties may impair the Corporation’s ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) pending the consummation of the mergers, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the mergers. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with the Corporation to seek to change existing business relationships with the Corporation or fail to extend an existing relationship with the Corporation. In addition, competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the mergers.
The pursuit of the merger and the preparation for the integration may place a burden on the Corporation’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on the Corporation’s business, financial condition and results of operations.
In addition, the merger agreement restricts each party from taking certain actions without the other party’s consent while the merger is pending. These restrictions could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The merger agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Corporation that might result in greater value to Corporation shareholders.

The merger agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a business combination proposal to the Corporation that might result in greater value to Corporation shareholders than the merger with Union Bankshares. These provisions include a general prohibition on the Corporation from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Furthermore, if the merger agreement is terminated, under certain circumstances, the Corporation may be required to pay Union Bankshares a termination fee equal to $25,000,000. The Corporation also has an obligation to submit its merger-related proposals to a vote by its shareholders, including if the Corporation receives an unsolicited proposal that the Corporation board of directors believes is superior to the merger, unless the merger agreement is terminated by the Corporation under certain conditions described in the merger agreement.

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

(In thousands, except for per share amounts)	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of a publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1, 2018 - July 31, 2018	—	$—	—	$768,781
August 1, 2018 - August 31, 2018	—	$—	—	$768,781
September 1, 2018 - September 30, 2018	—	$—	—	$768,781
Total	—	$—	—	$768,781
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

2.1
Agreement and Plan of Reorganization, dated as of October 21, 2016, between Access National Corporation and Middleburg Financial Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 25, 2016 (file number 000-49929))

2.2
Agreement and Plan of Reorganization, dated October 4, 2018, by and between Union Bankshares Corporation and Access National Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 5, 2018 (file number 000-49929))

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
101
The following materials from Access National Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL), filed herewith:  (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Changes in Shareholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)

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

ACCESS NATIONAL CORPORATION
(Registrant)
Date:	November 9, 2018	/s/ Michael W. Clarke
Michael W. Clarke
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2018	/s/ Margaret M. Taylor
Margaret M. Taylor
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)